Form 10-K
period 2010-12-31
DOW CHEMICAL CO /DE/
filed 2011-02-18
CIK 29915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2010

Commission file number:   1-3433

THE DOW CHEMICAL COMPANY

(Exact name of registrant as specified in its charter)

Delaware	38-1285128
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2030 DOW CENTER, MIDLAND, MICHIGAN 48674

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 989-636-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $2.50 per share	New York and Chicago Stock Exchanges

Debentures, 6.85%, final maturity 2013	New York Stock Exchange

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

☐ Yes     ☑ No

The aggregate market value of voting common stock held by non-affiliates as of June 30, 2010 (based upon the closing price of $23.72 per common share as quoted on the New York Stock Exchange), was approximately $27.4 billion. For purposes of this computation, it is assumed that the shares of voting stock held by Directors, Officers and the Dow Employees’ Pension Plan Trust would be deemed to be stock held by affiliates. Non-affiliated common stock outstanding at June 30, 2010 was 1,156,112,393 shares.

Total common stock outstanding at January 31, 2011 was 1,167,921,633 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2011.

The Dow Chemical Company

ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2010

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

BUSINESS AND PRODUCTS

Corporate Profile

Dow combines the power of science and technology with the “Human Element” to passionately innovate what is essential to human progress. The Company connects chemistry and innovation with the principles of sustainability to help address many of the world’s most challenging problems such as the need for clean water, renewable energy generation and conservation, and increasing agricultural productivity. Dow’s diversified industry-leading portfolio of specialty chemical, advanced materials, agrosciences and plastics businesses deliver a broad range of technology-based products and solutions to customers in approximately 160 countries and in high growth sectors such as electronics, water, energy, coatings and agriculture. In 2010, Dow had annual sales of $53.7 billion and employed approximately 50,000 people worldwide. The Company’s more than 5,000 products are manufactured at 188 sites in 35 countries across the globe. The following descriptions of the Company’s eight operating segments include a representative listing of products for each business.

ELECTRONIC AND SPECIALTY MATERIALS

Applications: chemical mechanical planarization (CMP) pads and slurries • chemical processing aids and intermediates • electronic displays • food and pharmaceutical processing and ingredients • home and personal care ingredients • hygiene and infection control • photolithography materials • printed circuit board materials • process and materials preservation • semiconductor packaging, connectors and industrial finishing • water purification

Dow Electronic Materials is a leading global supplier of materials for chemical mechanical planarization; materials used in the production of electronic displays, including brightness films, diffusers, metalorganic light emitting diode (LED) precursors and organic light emitting diode (OLED) materials; products and technologies that drive leading edge semiconductor design; materials used in the fabrication of printed circuit boards; and integrated metallization processes critical for interconnection, corrosion resistance, metal finishing and decorative applications. These enabling materials are found in applications such as consumer electronics, flat panel displays and telecommunications.

•

Products: ACuPLANE™ CMP slurries; AR™ antireflective coatings; AUROLECTROLESS™ immersion gold process; COPPER GLEAM™ acid copper plating products; CYCLOTENE™ advanced electronics resins; DURAPOSIT™ electroless nickel process; ENLIGHT™ products for photovoltaic manufacturers; EPIC™ immersion photoresists; INTERVIA™ photodielectrics for advanced packaging; LITHOJET™ digital imaging processes; OPTOGRADE™ metalorganic precursors; VISIONPAD™ CMP pads

Specialty Materials is a portfolio of businesses characterized by a vast global footprint, a broad array of unique chemistries, multi-functional ingredients and technology capabilities, combined with key positions in the pharmaceuticals, food, home and personal care, water and energy production, and industrial specialty industries. These technology capabilities and market platforms enable the businesses to develop innovative solutions that address modern societal needs for sufficient and clean water, air and energy, material preservation and improved health care, disease prevention, nutrition and wellness. The businesses’ global footprint and geographic reach provide multiple opportunities for value growth. Specialty Materials consists of five global businesses: Dow Water and Process Solutions, Dow Home and Personal Care, Dow Microbial Control, Dow Wolff Cellulosics and Performance Materials.

•

Products and Services: Acrolein derivatives; ACUDYNE™ hair fixative resins; ACULYN™ rheology modifiers; ACUMER™ scale inhibitors and dispersants; ACUSOL™ detergent polymers, dispersants, opacifiers and rheology modifiers; AMBERCHROM™ chromatography resins; AMBERJET™, AMBERLITE™, AMBERLYST™ and DOWEX™ ion exchange resins; ANGUS™ nitroalkanes and derivatives; AQUCAR™ water treatment microbiocides; ASC METATIN™ dimethyltin catalyst; AUTOMATE™ liquid dyes; BIOBAN™ biocide for material preservation; CELLOSIZE™ hydroxyethyl cellulose; CLEAR+STABLE™ carboxymethyl cellulose; Divinylbenzene; DOW™ electrodeionization; DOW™ ultrafiltration; DUOLITE™ pharmaceutical grade resins; DURAGREEN™ and DURAPLUS™ floor care polymers; ECOSMOOTH™ silk conditioning polymers; ECOSURF™ biodegradable surfactants; ETHOCEL™ ethylcellulose polymers; FILMTEC™ reverse osmosis membrane elements; GLUTEX™ sanitizers and cleaners; KATHON™ preservatives; KLARIX™ algicides; METHOCEL™ cellulose ethers; NEOLONE™ preservatives for personal care; OPULYN™ opacifiers; POLYOX™ water-soluble resins; PRIMENE™ amines; Quaternaries; SATISFIT™ Weight Care Technology; SILVADUR™ antimicrobial; Sodium borohydride products; SOFTCAT™ polymers; SOLTERRA™ Boost inorganic SPF booster; SOLTEX™ waterproofing polymer; SUNSPHERES™ SPF boosters; UCARE™ polymers; UCARHIDE™ opacifier; UCON™ fluids; VENPURE™ reducing agents; VERSENE™ chelating agents; Vinylbenzyl chloride; VINYZENE™ antimicrobials for plastics; WALOCEL™ cellulose polymers; WALSRODER™ nitrocellulose; ZinClear™ IM zinc oxide dispersions

The Electronic and Specialty Materials segment also includes the Company’s share of the results of Dow Corning Corporation, a joint venture of the Company.

COATINGS AND INFRASTRUCTURE

Applications: building and construction, insulation and weatherization, roofing membrane systems, adhesives and sealants • cellulosic-based construction additives • construction materials (vinyl siding, vinyl windows, vinyl fencing) • flexible and rigid packaging • general mortars and concrete, cement modifiers and plasters, tile adhesives and grouts • house and traffic paints • leather, textile, graphic arts and paper • metal coatings • pipeline coatings • processing aids for plastic production • tapes and labels • transportation and corrosion protection

Dow Adhesives and Functional Polymers is a portfolio of businesses that primarily manufacture sticking and bonding solutions for a wide range of applications, including adhesive tapes and paper labels, flexible packaging and leather, textile and imaging. These products are supported with market recognized best-in-class technical support and end-use application knowledge. Many of the businesses’ water-borne technologies are well-positioned to support more environmentally preferred applications.

•

Products: ADCOTE™ and AQUA-LAM™ laminating adhesives; MOR-FREE™ solventless adhesives; ROBOND™ acrylic adhesives; SERFENE™ barrier coatings; Solvent-based polyurethanes and polyesters; TYMOR™ tie resins

Dow Building and Construction is comprised of three global businesses – Dow Building Solutions, Dow Construction Chemicals and Dow Solar Solutions – which offer extensive lines of industry-leading insulation, housewrap, sealant and adhesive products and systems, as well as construction chemical solutions and building-integrated photovoltaics. Through its strong sales support, customer service and technical expertise, Dow Building Solutions provides meaningful solutions for improving the energy efficiency in homes and buildings today, while also addressing the industry’s emerging needs and demands. Dow Construction Chemicals provides solutions for increased durability, greater water resistance and lower systems costs. As a leader in insulation solutions, the businesses’ products help curb escalating utility bills, reduce a building’s carbon footprint and provide a more comfortable indoor environment. Dow Solar Solutions is focused on developing the next generation of solar energy products to solve global energy challenges.

•

Products: AQUASET™ acrylic thermosetting resins; CELLOSIZE™ hydroxyethyl cellulose; DOW™ latex powders; FROTH-PAK™ polyurethane spray foam; GREAT STUFF™ polyurethane foam sealant; INSTA-STIK™ roof insulation adhesive; METHOCEL™ cellulose ethers; POWERHOUSE™ solar shingle; RHOPLEX™ aqueous acrylic polymer emulsions; STYROFOAM™ brand insulation products (including extruded polystyrene and polyisocyanurate rigid foam sheathing products); THERMAX™ insulation; TILE BOND™ roof tile adhesive; WEATHERMATE™ weather barrier solutions (housewraps, sill pans, flashings and tapes)

Dow Coating Materials is the largest coatings supplier in the world and a premier supplier of raw materials for architectural paints and industrial coatings. The business manufactures and delivers solutions that leverage high quality, technologically advanced product offerings for paint and coatings. The business also offers technologies used in industrial coatings, including packaging, pipelines, wood, automotive, marine, maintenance and protective industries. The business is also the leader in the conversion of solvent to water-based technologies, which enable customers to offer more environmentally friendly products, including low volatile organic compound (VOC) paints and other sustainable coatings.

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

•

Products: AGROMEN™ seeds; BRODBECK™ seed; CLINCHER™ herbicide; DAIRYLAND™ seed; DELEGATE™ insecticide; DITHANE™ fungicide; Dow AgroSciences™ SmartStax™; FORTRESS™ fungicide; GARLON™ herbicide; GLYPHOMAX™ herbicide; GRANITE™ herbicide; HERCULEX™ I, HERCULEX™ RW and HERCULEX™ XTRA insect protection; KEYSTONE™ herbicides; LAREDO™ fungicide; LONTREL™ herbicide; LORSBAN™ insecticides; MILESTONE™ herbicide; MUSTANG™ herbicide; MYCOGEN™ seeds; NEXERA™ canola and sunflower seeds; PHYTOGEN™ cottonseeds; PROFUME™ gas fumigant; RENZE™ seed; SENTRICON™ termite colony elimination system; SIMPLICITY™ herbicide; STARANE™ herbicide; TELONE™ soil fumigant; TORDON™ herbicide; TRACER™ NATURALYTE™ insect control; TRIUMPH™ seed; VIKANE™ structural fumigant; WIDESTRIKE™ insect protection

The Health and Agricultural Sciences segment also includes the results of the AgroFresh business, providing a portfolio of products used for maintaining the freshness of fruits, vegetables and flowers.

PERFORMANCE SYSTEMS

Applications: automotive interiors, exteriors, under-the-hood and body engineered systems • bedding • caps and closures • food and specialty packaging • footwear • furniture • gaskets and sealing components • manufactured housing and modular construction • medical equipment • mining • pipe treatment • pressure sensitive adhesives • transportation • vinyl exteriors • waterproofing membranes • wire and cable insulation and jacketing materials for power utility and telecommunications

Dow Automotive Systems is a leading global provider of technology-driven solutions that meet consumer demand for vehicles that are safer, stronger, quieter, lighter, more comfortable and stylish. The business provides plastics, adhesives, glass bonding systems, emissions control technology, films, fluids, structural enhancement and acoustical management solutions to original equipment manufacturers, tier, aftermarket and commercial transportation customers. With offices and application development centers around the world, Dow Automotive Systems provides materials science expertise and comprehensive technical capabilities to its customers worldwide.

•

Products: AERIFY™ diesel particulate filters; BETAFOAM™ NVH acoustical foams; BETAMATE™ structural adhesives; BETASEAL™ glass bonding systems; DOW™ polyethylene resins; IMPAXX™ energy management foam; INSPIRE™ performance polymers; INTEGRAL™ adhesive films; ISONATE™ pure and modified methylene diphenyl diisocyanate (MDI) products; PELLETHANE™ thermoplastic polyurethane elastomers; Premium brake fluids and lubricants; SPECFLEX™ semi-flexible polyurethane foam systems

Dow Elastomers offers a unique set of elastomers, specialty films and plastic additive products for customers worldwide. The business is focused on delivering innovative solutions that allow for differentiated participation in multiple industries and applications. The business offers a broad range of performance elastomers and plastomers, specialty copolymers, synthetic rubber, specialty resins, and films and plastic additives. Key applications include adhesives, transportation, building and construction, packaging and consumer durables.

•

Products: ADVASTAB™ thermal stabilizer; AFFINITY™ polyolefin plastomers (POPs); AMPLIFY™ functional polymers; DOW™ Adhesive Film; DOW™ Backing Layer Film; DOW™ Medical Device Film; DOW™ Medical Packaging Film; DOW™ very low density polyethylene; ENGAGE™ polyolefin elastomers; ENLIGHT™ polyolefin encapsulant films; INFUSE™ olefin block copolymers; INTEGRAL™ adhesive films; NORDEL™ hydrocarbon rubber; NYLOPAK™ nylon barrier films; OPTICITE™ films; PARALOID™ EXL impact modifier; PRIMACOR™ copolymers; PROCITE™ window envelope films; SARAN™ barrier resins; SARANEX™ barrier films; TRENCHCOAT™ protective films; TRYCITE™ polystyrene film; TYBRITE™ clear packaging film; TYRIN™ chlorinated polyethylene; VERSIFY™ plastomers and elastomers

Dow Formulated Systems manufactures and markets custom formulated, rigid and semi-rigid, flexible, integral skin and microcellular polyurethane foams and systems and tailor-made epoxy solutions and systems. These products are used in a broad range of applications including appliances, athletic equipment, automotive, bedding, construction, decorative molding, furniture, shoe soles and wind turbines.

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

•

Products: Licensing and supply of related catalysts, process control software and services for the Mass ABS process technology; STYRON A-TECH™ and C-TECH™ advanced technology polystyrene resins and a full line of STYRON™ general purpose polystyrene resins; STYRON™ high-impact polystyrene resins

On March 2, 2010, Dow announced the entry into a definitive agreement to sell Styron to an affiliate of Bain Capital Partners; the transaction closed on June 17, 2010. Businesses sold included Styrenics (polystyrene, acrylonitrile butadiene styrene, styrene acrylonitrile and expandable polystyrene), Polycarbonate and Compounds and Blends, as well as the Company’s 50-percent ownership interest in Americas Styrenics LLC, a nonconsolidated affiliate; all of which were reported in the Plastics segment through the date of the divestiture.

The Plastics segment also includes the results of the Plastics Licensing and Catalyst business and the Polycarbonate and Compounds and Blends business (through the June 17, 2010 divestiture of Styron). It also includes the results of Equipolymers, Americas Styrenics LLC (through the June 17, 2010 divestiture of Styron) and Univation Technologies, LLC (which licenses the UNIPOL™ polyethylene process and sells related catalysts, including metallocene catalysts), as well as a portion of the results of EQUATE Petrochemical Company K.S.C., The Kuwait Olefins Company K.S.C. and the SCG-Dow Group, all joint ventures of the Company.

CHEMICALS AND ENERGY

Applications: agricultural products • alumina • automotive antifreeze and coolant systems • carpet and textiles • chemical processing • dry cleaning • household cleaners and plastic products • inks • metal cleaning • packaging, food and beverage containers • paints, coatings and adhesives • personal care products • petroleum refining • pharmaceuticals • plastic pipe • power • protective packaging • pulp and paper manufacturing • soaps and detergents • water treatment

The Chlor-Alkali/Chlor-Vinyl business focuses on the production of chlorine for consumption by downstream Dow derivatives, as well as production, marketing and supply of ethylene dichloride, vinyl chloride monomer and caustic soda. These products are used for applications such as alumina production, pulp and paper manufacturing, soaps and detergents and building and construction. Dow is the world’s largest producer of both chlorine and caustic soda.

•	Products: Caustic soda; Chlorine; Ethylene dichloride (EDC); Hydrochloric acid; Vinyl chloride monomer (VCM)

The Energy business supplies power, steam and other utilities, principally for use in Dow’s global operations.

•	Products: Power, steam and other utilities

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

The Chemicals and Energy segment also includes the results of the Chlorinated Organics business. Also included in the Chemicals and Energy segment are the results of MEGlobal and a portion of the results of EQUATE Petrochemical Company K.S.C., The Kuwait Olefins Company K.S.C. and the OPTIMAL Group of Companies (through the September 30, 2009 divestiture of this group of joint ventures), all joint ventures of the Company.

HYDROCARBONS

Applications: polymer and chemical production

The Hydrocarbons business encompasses the procurement of natural gas liquids and crude oil-based raw materials, as well as the supply of monomers, principally for use in Dow’s global operations. The business regularly sells its by-products and buys and sells products in order to balance regional production capabilities and derivative requirements. The business also sells products to certain Dow joint ventures. Dow is the world leader in the production of olefins and aromatics.

•	Products: Benzene; Butadiene; Butylene; Cumene; Ethylene; Propylene; Styrene

The Hydrocarbons segment also includes the results of Compañía Mega S.A. and a portion of the results of The Kuwait Olefins Company K.S.C. and the SCG-Dow Group, joint ventures of the Company.

On March 2, 2010, Dow announced the entry into a definitive agreement to sell Styron to an affiliate of Bain Capital Partners; the transaction closed on June 17, 2010. Businesses and products sold included certain styrene monomer assets, which were reported in the Hydrocarbons segment through the date of the divestiture.

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

Industry Segments and Geographic Area Results

See Note Z to the Consolidated Financial Statements for information by operating segment and geographic area.

Competition

Historically, the chemical industry has operated in a competitive environment, and that environment is expected to continue. The Company experiences substantial competition in each of its operating segments and in each of the geographic areas in which it operates. In addition to other chemical companies, the chemical divisions of major national and international oil companies, advanced material suppliers, and producers of crop protection chemicals and agricultural biotechnology provide substantial competition in the United States and abroad. Dow competes worldwide on the basis of quality, technology, price and customer service, and for 2010, continued to be the largest U.S. producer of chemicals and plastics, in terms of sales.

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

The Company purchases hydrocarbon raw materials including liquefied petroleum gases, crude oil, naphtha, natural gas and condensate. These raw materials are used in the production of both saleable products and energy. The Company also purchases electric power, benzene, ethylene and propylene to supplement internal production. Expenditures for hydrocarbon feedstocks and energy accounted for 41 percent of the Company’s production costs and operating expenses for the year ended December 31, 2010. The Company purchases these raw materials on both short- and long-term contracts.

Other significant raw materials include acetone, aniline, phenol, styrene, methanol, carbon black, ammonia, formaldehyde and acetic acid. The Company purchases these raw materials on both short- and long-term contracts.

The Company had adequate supplies of raw materials during 2010, and expects to continue to have adequate supplies of raw materials in 2011.

Method of Distribution

All products and services are marketed primarily through the Company’s sales force, although in some instances more emphasis is placed on sales through distributors.

Twenty-nine percent of the sales of the Chemicals and Energy segment in 2010 were to one customer, with which the Company has an ongoing supply contract. In addition, excess ethylene glycol produced in Dow’s plants in the United States and Europe is sold to MEGlobal, a 50:50 joint venture with Petrochemical Industries Company (K.S.C.) of Kuwait. Sales to MEGlobal represented approximately 10 percent of the sales in the Chemicals and Energy segment in 2010. Twenty-five percent of the sales of the Hydrocarbons segment in 2010 were to two other customers with which the Company has ongoing supply contracts. Other than the sales to these customers, no significant portion of the business of any operating segment is dependent upon a single customer.

No single product accounted for more than 5 percent of the Company’s consolidated net sales in 2010.

Research and Development

The Company is engaged in a continuous program of basic and applied research to develop new products and processes, to improve and refine existing products and processes, and to develop new applications for existing products. Research and development expenses were $1,660 million in 2010, $1,492 million in 2009 and $1,310 million in 2008. At December 31, 2010, the Company employed approximately 6,300 people in various research and development activities.

Patents, Licenses and Trademarks

The Company continually applies for and obtains U.S. and foreign patents. At December 31, 2010, the Company owned 3,609 active U.S. patents and 14,028 active foreign patents as follows:

Patents Owned at December 31, 2010
	U.S.	Foreign
Electronic and Specialty Materials	988	3,063
Coatings and Infrastructure	513	2,625
Health and Agricultural Sciences	573	1,882
Performance Systems	744	3,311
Performance Products	330	1,465
Plastics	215	931
Chemicals and Energy	26	106
Hydrocarbons	14	102
Corporate	206	543
Total	3,609	14,028

Dow’s primary purpose in obtaining patents is to protect the results of its research for use in operations and licensing. Dow is also party to a substantial number of patent licenses and other technology agreements. The Company had revenue related to patent and technology royalties totaling $191 million in 2010, $269 million in 2009 and $307 million in 2008. The Company incurred royalties to others of $111 million in 2010, $102 million in 2009 and $60 million in 2008. Dow also has a substantial number of trademarks and trademark registrations in the United States and in other countries, including the “Dow in Diamond” trademark. Although the Company considers that its patents, licenses and trademarks in the aggregate constitute a valuable asset, it does not regard its business as being materially dependent upon any single patent, license or trademark.

Principal Partly Owned Companies

Dow’s principal nonconsolidated affiliates at December 31, 2010, including direct or indirect ownership interest for each, are listed below:

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

See Note H to the Consolidated Financial Statements for additional information.

Financial Information About Foreign and Domestic Operations and Export Sales

In 2010, the Company derived 67 percent of its sales and had 52 percent of its property investment outside the United States. While the Company’s international operations may be subject to a number of additional risks, such as changes in currency exchange rates, the Company does not regard its foreign operations, on the whole, as carrying any greater risk than its operations in the United States. Information on sales and long-lived assets by geographic area for each of the last three years appears in Note Z to the Consolidated Financial Statements, and discussions of the Company’s risk management program for foreign exchange and interest rate risk management appear in Part I, Item 1A. Risk Factors; Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk; and Note J to the Consolidated Financial Statements.

Protection of the Environment

Matters pertaining to the environment are discussed in Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Notes A and N to the Consolidated Financial Statements.

Employees

Personnel count was 49,505 at December 31, 2010, 52,195 at December 31, 2009 and 46,102 at December 31, 2008. Headcount decreased from year-end 2009 primarily due to divestitures, including Styron, the Powder Coatings business and a portion of the Company’s acrylic monomer and specialty latex businesses, as well as actions taken related to the integration of Rohm and Haas and previously announced restructuring plans. Personnel count at December 31, 2009 was up from 46,102 at December 31, 2008, primarily due to the acquisition of Rohm and Haas, offset by declines related to restructuring activities, business divestitures and personnel transfers to a joint venture.

Other Activities

Dow engages in the property and casualty insurance and reinsurance business primarily through its Liana Limited subsidiaries.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information related to the Company’s executive officers as of February 11, 2011.

WILLIAM F. BANHOLZER, 54. EXECUTIVE VICE PRESIDENT, VENTURES, NEW BUSINESS DEVELOPMENT & LICENSING AND CHIEF TECHNOLOGY OFFICER. Employee of Dow since 2005. General Electric Company, Chemical Engineer 1983-1989. Laboratory Manager and Leader R&D Center 1989-1992. Engineering Manager of Superabrasives Business 1992-1997. Vice President of Global Engineering, GE Lighting 1997-1999. Vice President of Global Technology, GE Advanced Materials 1999-2005. Dow Corporate Vice President and Chief Technology Officer 2005-2009. Executive Vice President and Chief Technology Officer 2009 to date. Ventures, New Business Development & Licensing May 2009 to date. Director of Dow Corning Corporation,* Dow Kokam LLC* and Mycogen Corporation.* Member of the Dow AgroSciences LLC* Members Committee and the Dow Corning Corporation Corporate Responsibility Committee. Elected to the U.S. National Academy of Engineering (“NAE”) 2002. Elected NAE Councilor 2005. Member of American Chemical Society and American Institute of Chemical Engineers. Advisory Board member for chemistry and chemical engineering at Massachusetts Institute of Technology and University of California, Berkeley.

RONALD C. EDMONDS, 53. VICE PRESIDENT AND CONTROLLER. Employee of Dow since 1992. Arthur Anderson & Co. 1979-1982. The Upjohn Company 1982-1991. Chiquita Brands International 1991-1992. Dow Latin America Audit Manager 1992-1994. Latin America Payables Controller 1994-1997. Global Payables Controller 1997-1998. Global Procurement Service Center Leader 1998-2001. Global Accounting Director 2001-2007. Business Finance Vice President for Performance Plastics and Chemicals and Market Facing Businesses 2007 to June 2009. Vice President and Assistant Controller July 2009 to November 2009. Vice President and Controller November 2009 to date. Director of Dorinco Reinsurance Company,* DSL Holdings Inc.* and Liana Limited.* Director of the Midland Center for the Arts. Member of Financial Executives International Committee on Corporate Reporting, the American Institute of Certified Public Accountants and the Michigan Association of Certified Public Accountants.

JAMES R. FITTERLING, 49. EXECUTIVE VICE PRESIDENT AND PRESIDENT, PLASTICS AND HYDROCARBONS. Employee of Dow since 1984. Commercial Director Liquid Separation Dow Pacific 1994-1998. Global Business Director Liquid Separations and President and CEO of FilmTec Corporation* 1998-2000. Chief Executive Officer of The OPTIMAL Group 2002-2005 with added responsibility for the Southeast Asia and Australia region in 2004. Business Vice President Polyethylene 2005-2007. President Basic Plastics 2007-2009. Vice President Corporate Development 2009 to August 2010. Dow Executive Vice President and President, Plastics and Hydrocarbons August 2010 to date. Chairman and Director of Univation Technologies, LLC.* Board member of Chemical Financial Corporation and the Midland Country Club.

GREGORY M. FREIWALD, 57. EXECUTIVE VICE PRESIDENT, HUMAN RESOURCES AND CORPORATE AFFAIRS, AND AVIATION. Employee of Dow since 1979. Human Resources Manager, Chemical & Performance Business-U.S. Region 1992-1993. Human Resources Director for Executive, Finance, Law and Corporate 1993-1994. Latin America Human Resources and Quality Performance Director 1994-1996. Latin America Human Resources Leader and PBBPolisur S.A.* Human Resources Integration Leader 1996-1997. Global Human Resources, Resources Center Director 1997-2001. Senior Human Resources Director for Global Human Resources, Resource Center and Human Resources Director for Geographic Council 2001-2004. Human Resources Vice President, Operations 2004-2005. Human Resources Vice President 2005-2006. Vice President, Corporate Affairs and Executive Compensation 2006-2007. Senior Vice President, Human Resources and Corporate Affairs 2008-2009. Executive Vice President, Human Resources, Corporate Affairs and Aviation 2009 to date.

MICHAEL R. GAMBRELL, 56. EXECUTIVE VICE PRESIDENT, MANUFACTURING AND ENGINEERING OPERATIONS. Employee of Dow since 1976. Business Director for the North America Chlor-Alkali Assets Business 1989-1992. General Manager for the Plastic Lined Pipe Business 1992-1994. Vice President of Operations for Latin America 1994-1996. Corporate Director, Technology Centers and Global Process Engineering 1996-1998. Global Business Director, Chlor-Alkali Assets Business 1998-2000. Business Vice President, EDC/VCM & ECU Management 2000-2003. Business Vice President, Chlor-Vinyl Business 2003. Senior Vice President, Chemicals and Intermediates 2003-2005. Executive Vice President, Basic Plastics and Chemicals Portfolio 2005-2007. Executive Vice President, Basic Plastics and Chemicals, and Manufacturing and Engineering 2007-2009. Executive Vice President, Manufacturing and Engineering Operations 2009 to date. Ex-officio member of the Dow Board of Directors’ Environment, Health and Safety Committee. Board member of Oman Petrochemical Industries Company LLC.* Director of TRW Automotive Holdings Corporation. Director of the National Association of Manufacturers. Director Emeritus of the U.S.-India Business Council. Member of the U.S. Department of Commerce’s Manufacturing Council. Member of the University of Michigan Advisory Engineering Council. Recipient of the President’s Distinguished Career Award from Rose-Hulman Institute of Technology, 1996.

HEINZ HALLER, 55. EXECUTIVE VICE PRESIDENT AND CHIEF COMMERCIAL OFFICER. Employee of Dow 1980-1994 and since 2006. Marketing manager, Chlorinated Solvents 1984-1985. Frankfurt Sales office manager and Regional manager, Emulsion Polymers and Specialty Chemicals 1986-1989. Dow business operations manager, Emulsion Polymers, New Ventures and Plastic Lined Pipe 1989-1992. Global business director, Emulsion Polymers 1993-1994. Managing Director and member of the board, OMYA-Plüss-Staufer AG 1994-1999. Chief Executive Officer, Red Bull Sauber AG and Sauber Petronas Engineering AG 2000-2002. Managing Director, Allianz Capital Partners GmbH 2002-2006. Dow Corporate Vice President, Strategic Development and New Ventures 2006-2007. Executive Vice President, Performance Plastics and Chemicals 2007-2009. Executive Vice President, Health, Agriculture and Infrastructure Group February 2009 to May 2009. Executive Vice President, Performance Systems May 2009 to August 2010. Chief Commercial Officer August 2010 to date. Director of Mycogen Corporation,* Dow Kokam LLC* and Dow Corning Corporation.* Chairman of the Dow AgroSciences LLC* Members Committee. Director of the Michigan Molecular Institute.

CHARLES J. KALIL, 59. EXECUTIVE VICE PRESIDENT, LAW AND GOVERNMENT AFFAIRS, GENERAL COUNSEL AND CORPORATE SECRETARY. Employee of Dow since 1980. U.S. Department of Justice – Assistant U.S. Attorney, Eastern District of Michigan 1977-1980. General Counsel of Petrokemya (a former 50:50 joint venture of the Company) 1982-1983. Regional Counsel to Middle East/Africa 1983-1986. Senior Environmental Attorney 1986-1987. Litigation Staff Counsel and Group Leader 1987-1990. Senior Financial Law Counsel, Mergers and Acquisitions 1990-1992. General Counsel and Area Director of Government and Public Affairs for Dow Latin America 1992-1997. Special Counsel and Manager of INSITE™ legal issues 1997-2000. Assistant General Counsel for Corporate and Financial Law 2000-2003. Associate General Counsel for Corporate Legal Affairs 2003-2004. Dow Corporate Vice President and General Counsel 2004-2007. Senior Vice President and General Counsel 2007-2008. Executive Vice President and General Counsel 2008 to date. Corporate Secretary 2005 to date. Board member of Dow Corning Corporation,* Dorinco Reinsurance Company,* Liana Limited* and Oman Petrochemical Industries Company LLC.* Member of the Conference Board’s Council of Chief Legal Officers. Member of the American Bar Association, District of Columbia Bar and the State Bar of Michigan. Board member of Institute for Legal Reform, U.S. Chamber of Commerce. Recipient of 2010 Bridge Builder of the Year Award, American Arab Chamber of Commerce.

DAVID E. KEPLER, 58. EXECUTIVE VICE PRESIDENT, BUSINESS SERVICES, CHIEF SUSTAINABILITY OFFICER AND CHIEF INFORMATION OFFICER. Employee of Dow since 1975. Computer Services Manager of Dow U.S.A. Eastern Division 1984-1988. Commercial Director of Dow Canada Performance Products 1989-1991. Director of Pacific Area Information Systems 1991-1993. Manager of Information Technology for Chemicals and Plastics 1993-1994. Director of Global Information Systems Services 1994-1995. Director of Global Information Application 1995-1998. Vice President 1998-2000. Chief Information Officer 1998 to date. Corporate Vice President with responsibility for eBusiness 2000 to date. Responsibility for Advanced Electronic Materials 2002-2003. Responsibility for Business Services – Customer Service, Information Systems, Purchasing, Six Sigma, Supply Chain 2004 to date. Senior Vice President with added responsibility for EH&S 2006 to date. Chief Sustainability Officer 2007 to date. Executive Vice President 2008 to date. Director of Dorinco Reinsurance Company* and Liana Limited.* Director of Teradata Corporation. Chairman of the MidMichigan Innovation Center Board of Directors. Member of U.S. Chamber of Commerce Board of Directors and American Chemistry Council Board of Directors. Member of the U.S. National Infrastructure Advisory Council, the American Chemical Society, the American Institute of Chemical Engineers, and the University of California Board of Trustees.

ANDREW N. LIVERIS, 56. PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN. DIRECTOR SINCE 2004. Employee of Dow since 1976. General manager of Dow’s Thailand operations 1989-1992. Group business director for Emulsion Polymers and New Ventures 1992-1993. General manager of Dow’s start-up businesses in Environmental Services 1993-1994. Vice President of Dow’s start-up businesses in Environmental Services 1994-1995. President of Dow Chemical Pacific Limited* 1995-1998. Vice President of Specialty Chemicals 1998-2000. Business Group President for Performance Chemicals 2000-2003. President and Chief Operating Officer 2003-2004. President and Chief Executive Officer 2004 to date and Chairman 2006 to date. Director of Citigroup, Inc. and International Business Machines Corporation. Chairman of the International Council of Chemical Associations. Vice Chairman of the U.S. Business Council. Past Chairman of the U.S.-China Business Council and American Chemistry Council. Member of the President’s Export Council, the American Australian Association, the Business Roundtable, the U.S.-India CEO Forum, and the Peterson Institute for International Economics. Member of the Board of Trustees of Tufts University.

JUAN R. LUCIANO, 49. EXECUTIVE VICE PRESIDENT AND PRESIDENT, PERFORMANCE DIVISION. Employee of Dow since 1985. Sales & Marketing Manager Specialty Chemicals 1994-1996. Senior Marketing Manager for the Americas, Polyglycols within Specialty Chemicals Portfolio 1996-1999. Business Director Chelants, Specialty Chemicals 1999-2000. Global Business Director LDPE/PRIMACOR™/SARAN™/Slurry PE 2000-2001. Global Business Director Polypropylene 2001-2004. Business Vice President Engineering Polymers 2004-2006. Global Business Vice President Olefins and Aromatics 2006-2007. Business Group President Hydrocarbons and Energy 2007-2008. Senior Vice President Hydrocarbons and Energy, Basic Plastics, and Joint Ventures 2008 to August 2010. Dow Executive Vice President and President, Performance Division August 2010 to date. Members Committee of Dow Hydrocarbons and Resources LLC.*

JAMES D. MCILVENNY, 52. GROUP SENIOR VICE PRESIDENT, MEGA PROJECTS. Employee of Dow since 1982. Business Manager Separation Systems 1989-1994. Director of Marketing, Sales and Service Liquid Separations 1994-1995. Global Business Director Liquid Separations 1995-1998. President and Chief Executive Officer FilmTec Corporation* 1995-1998. President and Chief Executive Officer Hampshire Chemical Corp.* 1998-2001. Business Vice President Specialty Polymers 2001-2004. President Greater China 2004-2006. President Dow Asia Pacific and Greater China 2006-2008. Senior Vice President Performance Products 2009 to August 2010. Dow Group Senior Vice President, Mega Projects August 2010 to date.

GEOFFERY E. MERSZEI, 59. EXECUTIVE VICE PRESIDENT; PRESIDENT OF DOW EUROPE, MIDDLE EAST AND AFRICA; AND CHAIRMAN OF DOW EUROPE. Employee of Dow 1977-2001 and since 2005. Dow Middle East/Africa Credit Manager 1977-1980. Dow Asia Pacific Credit Manager 1980-1982. Dow Asia Pacific Finance and Credit Manager 1982-1983. Dow Germany and Eastern Europe Treasurer 1983-1986. Dow Foreign Exchange Manager 1986-1988. Director of Finance for Dow Asia Pacific 1988-1991. Director of Finance/Treasurer for Dow Europe 1991-1996. Dow Vice President and Treasurer 1996-2001. Alcan, Inc., Executive Vice President and Chief Financial Officer 2001-2005. Dow Executive Vice President and Chief Financial Officer 2005-2009. Board member of The Dow Chemical Company 2005-2009. President of Dow Europe, Middle East and Africa, and Chairman of Dow Europe 2009 to date. Member of the European Chemical Industry Council Board and Executive Committee.

JEROME A. PERIBERE, 56. EXECUTIVE VICE PRESIDENT AND PRESIDENT AND CHIEF EXECUTIVE OFFICER, DOW ADVANCED MATERIALS. Employee of Dow since 1977. Regional Marketing Manager of Eastern Europe 1982-1985. Regional Manager for the Middle East and Africa 1985-1988. European Agricultural Business Director 1988-1989. European Agricultural Commercial Director 1989-1993. Agricultural Global Commercial Director 1993-1997. Corporate Strategy Leader for Dow AgroSciences 1997-1998. Vice President of Weed Management Global Business Unit and European Trade Area 1998-2002. Vice President Agricultural Chemicals 2002-2004. President and Chief Executive Officer of Dow AgroSciences 2004-2009. Dow Executive Vice President and President and Chief Executive Officer, Dow Advanced Materials 2009 to date. Board member of Harris Financial Corporation and the United Way of Southeastern Pennsylvania. Member of the Greater Philadelphia Chamber of Commerce.

FERNANDO RUIZ, 55. CORPORATE VICE PRESIDENT AND TREASURER. Employee of Dow since 1980. Treasurer, Ecuador Region 1982-1984. Treasurer, Mexico Region 1984-1988. Financial Operations Manager, Corporate Treasury 1988-1991. Assistant Treasurer, USA Area 1991-1992. Senior Finance Manager, Corporate Treasury 1992-1996. Assistant Treasurer 1996-2001. Corporate Director of Insurance and Risk Management 2001. Corporate Vice President and Treasurer 2001 to date. President and Chief Executive Officer, Liana Limited* and Dorinco Reinsurance Company* 2001 to date. President of Dow Credit Corporation* 2001 to date. Director of Dow Financial Services Inc.* Member of Financial Executives International and Michigan State University (Eli Broad College of Business) Advisory Board. Member of DeVry, Inc. Board of Directors.

WILLIAM H. WEIDEMAN, 56. EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER. Employee of Dow since 1976. Controller of Texas Operations 1994-1996. Global Business Controller for Specialty Chemicals 1996-1998. Global Finance Director for Specialty Chemicals 1998-2000. Global Finance Director for Performance Chemicals 2000-2004. Finance Vice President, Chemicals and Intermediates and Dow Ventures 2004-2006. Group Finance Vice President for Basic Chemicals and Plastics Portfolio 2006. Vice President and Controller 2006 to November 2009. Vice President and Interim Chief Financial Officer November 2009 to March 2010. Dow Executive Vice President and Chief Financial Officer March 2010 to date. Director of Dow Corning Corporation,* Diamond Capital Management Inc.,* Dorinco Reinsurance Company* and Liana Limited.* Member of the Dow AgroSciences LLC* Members Committee. Director of the Dow Chemical Employees’ Credit Union and Family and Children’s Services of Midland. Board and finance committee member of Mid Michigan Health. Member of Central Michigan University Accounting Advisory Committee and Central Michigan University Development Board.

CAROL A. WILLIAMS, 52. GROUP SENIOR VICE PRESIDENT AND PRESIDENT, CHEMICALS AND ENERGY DIVISION. Employee of Dow since 1980. Director of Analytical Science Lab 1993-1995. Global R&D Director Epoxy Products and Intermediates Business 1995-1999. North America Chlor-Alkali Assets Business Operations Leader, Site Leader 1999-2000. Business Vice President Chlor-Alkali Assets 2000-2003. Vice President Global Purchasing 2003-2004. R&D Vice President Hydrocarbons & Energy, Chemicals & Intermediates and Corporate R&D 2004-2005. Vice President Business Development Market Facing Businesses 2005-2006. Vice President R&D, Performance Plastics & Chemicals Portfolio 2006-2007. Corporate Vice President Market Facing, Business Development and Licensing 2007-2008. Senior Vice President Basic Chemicals Division 2008 to August 2010. Dow Group Senior Vice President and President, Chemicals and Energy Division August 2010 to date. Advisory Board member Engineering Department at Carnegie Mellon University. Member of Society of Women Engineers. Member of American Institute of Chemical Engineers. Chairperson of the World Chlorine Council.

*	A number of Company entities are referenced in the biographies and are defined as follows. Some of these entities have had various names over the years. The names and relationships to the Company, unless otherwise indicated, are stated in this footnote as they existed as of February 11, 2011. Dow Kokam LLC – ultimately 45 percent owned by Dow. Dow Corning Corporation, Oman Petrochemical Industries Company LLC and Univation Technologies, LLC – companies ultimately 50 percent owned by Dow. Diamond Capital Management Inc.; Dorinco Reinsurance Company; Dow AgroSciences LLC; Dow Chemical Pacific Limited; Dow Credit Corporation; Dow Financial Services Inc.; Dow Hydrocarbons and Resources LLC; DSL Holdings Inc.; FilmTec Corporation; Hampshire Chemical Corp.; Liana Limited; Mycogen Corporation; and PBBPolisur S.A. – all ultimately wholly owned subsidiaries of Dow. Ownership by Dow described above may be either direct or indirect.

The Dow Chemical Company and Subsidiaries

PART I, Item 1A. Risk Factors.

The factors described below represent the Company’s principal risks.

Global Economic Conditions: The Company operates in a global, competitive environment, which gives rise to operating and market risk exposure.

The Company sells its broad range of products and services in a competitive, global environment, and competes worldwide for sales on the basis of product quality, price, technology and customer service. Increased levels of competition could result in lower prices or lower sales volume, which could have a negative impact on the Company’s results of operations.

Economic conditions around the world and in certain industries in which the Company does business also impact sales prices and volume. As a result, an economic downturn in the geographic areas or industries in which Dow sells its products could reduce demand for these products and result in decreased sales volume, which could have a negative impact on Dow’s results of operations.

In addition, volatility and disruption of financial markets could limit customers’ ability to obtain adequate financing to maintain operations, which could result in a decrease in sales volume and have a negative impact on Dow’s results of operations. The Company’s global business operations also give rise to market risk exposure related to changes in foreign exchange rates, interest rates, commodity prices and other market factors such as equity prices. To manage such risks, Dow enters into hedging transactions pursuant to established guidelines and policies. If Dow fails to effectively manage such risks, it could have a negative impact on the Company’s results of operations.

The economic environment impacts the fair value of pension and insurance assets, which could trigger increased future funding requirements of the pension trusts and could result in other- than- temporary impairment losses for certain insurance assets.

Financial Obligations and Credit Markets: Market conditions could reduce the Company’s flexibility to respond to changing business conditions or fund capital needs.

Interest and dividend payments could increase the Company’s vulnerability to adverse economic conditions and reduce the Company’s flexibility to respond to changing business and economic conditions or to fund capital expenditures or working capital needs. In addition, the economic environment could result in a contraction in the availability of credit in the marketplace and reduce sources of liquidity for the Company. This could result in higher borrowing costs.

Raw Materials: Availability of purchased feedstocks and energy and the volatility of these costs impact Dow’s operating costs and add variability to earnings.

The Company purchases hydrocarbon raw materials including liquefied petroleum gases, crude oil, naphtha, natural gas and condensate. The Company also purchases electric power, benzene, ethylene and propylene to supplement internal production, as well as other raw materials. If the Company’s key suppliers are unable to provide the raw materials required for production, it could have a negative impact on Dow’s results of operations.

Purchased feedstock and energy costs account for a substantial portion of the Company’s total production costs and operating expenses. While the Company uses its feedstock flexibility and financial and physical hedging programs to lower overall feedstock costs, when these costs increase the Company is not always able to immediately raise selling prices; and, ultimately, the ability to pass on underlying cost increases is greatly dependent on market conditions. Conversely, when these costs decline, selling prices decline as well. As a result, volatility in these costs could negatively impact the Company’s results of operations.

Supply/Demand Balance: Earnings generated by the Company’s basic chemical and plastic products vary based in part on the balance of supply relative to demand within the industry.

The balance of supply relative to demand within the industry may be significantly impacted by the addition of new capacity, especially for basic commodities where capacity is generally added in large increments as world-scale facilities are built. This may disrupt industry balances and result in downward pressure on prices due to the increase in supply, which could negatively impact the Company’s results of operations.

Litigation: The Company is party to a number of claims and lawsuits arising out of the normal course of business with respect to commercial matters including product liability, governmental regulation and other actions.

Certain of the claims and lawsuits facing the Company purport to be class actions and seek damages in very large amounts. All such claims are contested. With the exception of the possible effect of the asbestos-related liability of Union Carbide Corporation (“Union Carbide”), described below, it is the opinion of the Company’s management that the possibility is remote that the aggregate of all such claims and lawsuits will have a material adverse impact on the Company’s consolidated financial statements.

Union Carbide is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. At December 31, 2010, Union Carbide’s asbestos-related liability for pending and future claims was $728 million ($839 million at December 31, 2009) and its receivable for insurance recoveries related to the asbestos liability was $50 million ($84 million at December 31, 2009). At December 31, 2010, Union Carbide also had receivables of $248 million ($448 million at December 31, 2009) for insurance recoveries for defense and resolution costs. It is the opinion of the Company’s management that it is reasonably possible that the cost of Union Carbide disposing of its asbestos-related claims, including future defense costs, could have a material adverse impact on the Company’s results of operations and cash flows for a particular period and on the consolidated financial position of the Company.

Environmental Compliance: Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as the assessment of strict liability and/or joint and several liability.

The Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. At December 31, 2010, the Company had accrued obligations of $607 million ($619 million at December 31, 2009) for probable environmental remediation and restoration costs, including $59 million ($80 million at December 31, 2009) for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the Company’s operations, or require modifications to its facilities. Accordingly, environmental, health or safety regulatory matters could result in significant unanticipated costs or liabilities.

Chemical Safety: Increased concerns regarding the safe use of chemicals in commerce and their potential impact on the environment have resulted in more restrictive regulations from local, state and federal governments and could lead to new regulations.

Concerns regarding the safe use of chemicals in commerce and their potential impact on health and the environment reflect a growing trend in societal demands for increasing levels of product safety and environmental protection. These concerns could manifest themselves in stockholder proposals, preferred purchasing and continued pressure for more stringent regulatory intervention. These concerns could also influence public perceptions, the viability of the Company’s products, the Company’s reputation and the cost to comply with regulations. In addition, terrorist attacks and natural disasters have increased concerns about the security and safety of chemical production and distribution. These concerns could have a negative impact on the Company’s results of operations.

Local, state and federal governments continue to propose new regulations related to the security of chemical plant locations and the transportation of hazardous chemicals, which could result in higher operating costs and interruptions in normal business operations.

Operational Event: A significant operational event could negatively impact the Company’s results of operations.

As a diversified chemical manufacturing company, the Company’s operations, the transportation of products or severe weather could result in an unplanned event that could be significant in scale and could negatively impact operations, neighbors or the public at large, which could have a negative impact on the Company’s results of operations.

In the past, major hurricanes have caused significant disruption in Dow’s operations on the U.S. Gulf Coast, logistics across the region, and the supply of certain raw materials, which had an adverse impact on volume and cost for some of Dow’s products. Due to the Company’s substantial presence on the U.S. Gulf Coast, similar severe weather in the future could negatively affect Dow’s results of operations.

Company Strategy: Implementing certain elements of the Company’s strategy could negatively impact the Company’s financial results.

The Company is evaluating the formation of new joint ventures in emerging geographies to build and operate integrated, world-scale facilities. Large projects like these are accompanied by uncertainty and risks including: learning to navigate different government regulatory environments; developing relationships with new, local partners; and determining raw material supply and other details regarding product movement. If the implementation of these proposed joint ventures is not successful, it could adversely affect the Company’s financial condition and results of operations.

Goodwill: An impairment of goodwill would negatively impact the Company’s financial results.

The April 1, 2009 acquisition of Rohm and Haas Company increased the Company’s goodwill by $9.7 billion. At least annually, the Company performs an impairment test for goodwill. When tested, if the carrying value of a reporting unit exceeds its estimated fair value, impairment is deemed to have occurred and the carrying value of goodwill is written down to fair value with a charge against earnings. Since the Company utilizes a discounted cash flow methodology to calculate the fair value of its reporting units, continued weak demand for a specific product line or business could result in an impairment. Accordingly, any determination requiring the write-off of a significant portion of goodwill could negatively impact the Company’s results of operations.

Implementation of ERP system: The Company’s implementation of a new enterprise resource planning (“ERP”) system may adversely affect the Company’s business and results of operations or the effectiveness of internal control over financial reporting.

Beginning in the first quarter of 2011, the Company is implementing a new ERP system that will deliver a new generation of work processes and information systems. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities that take several years. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. If the Company does not effectively implement the ERP system as planned or if the system does not operate as intended, it could adversely affect financial reporting systems, the Company’s ability to produce financial reports, and/or the effectiveness of internal control over financial reporting.

The Dow Chemical Company and Subsidiaries

PART I, Item 1B. Unresolved Staff Comments

UNRESOLVED STAFF COMMENTS

None.

The Dow Chemical Company and Subsidiaries

PART I, Item 2. Properties.

PROPERTIES

The Company operates 188 manufacturing sites in 35 countries. Properties of Dow include facilities which, in the opinion of management, are suitable and adequate for the manufacture and distribution of Dow’s products. During 2010, the Company’s production facilities and plants operated at 83 percent of capacity. The Company’s major production sites are as follows:

United States:	Plaquemine and Hahnville, Louisiana; Midland, Michigan; Freeport, Seadrift, Texas City and Deer Park, Texas; Marlborough, Massachusetts.
Canada:	Fort Saskatchewan, Alberta.
Germany:	Boehlen; Leuna; Rheinmuenster; Schkopau; Stade.
France:	Drusenheim.
The Netherlands:	Terneuzen.
Spain:	Tarragona.
Argentina:	Bahia Blanca.
Brazil:	Aratu.

Including the major production sites, the Company has plants and holdings in the following geographic areas:

United States:	55 manufacturing locations in 20 states.
Canada:	4 manufacturing locations in 3 provinces.
Europe, Middle East and Africa:	59 manufacturing locations in 18 countries.
Latin America:	27 manufacturing locations in 5 countries.
Asia Pacific:	43 manufacturing locations in 10 countries.

All of Dow’s plants are owned or leased, subject to certain easements of other persons which, in the opinion of management, do not substantially interfere with the continued use of such properties or materially affect their value.

A summary of properties, classified by type, is provided in Note G to the Consolidated Financial Statements. Additional information regarding leased properties can be found in Note R to the Consolidated Financial Statements.

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

For additional information, see Asbestos-Related Matters of Union Carbide Corporation in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note N to the Consolidated Financial Statements.

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

The Company received a written communication dated September 17, 2010 from the EPA, notifying the Company of the EPA’s intent to assess a civil penalty against the Company for alleged violations of various environmental rules and regulations at the Company’s Plaquemine, Louisiana site. The Company is negotiating with the EPA and expects that resolution of this matter will likely result in a civil penalty in excess of $100,000.

Rohm and Haas Pension Plan Matters

In December 2005, a federal judge in the U.S. District Court for the Southern District of Indiana (the “District Court”) issued a decision granting a class of participants in the Rohm and Haas Pension Plan (the “Rohm and Haas Plan”) who had retired from Rohm and Haas Company (“Rohm and Haas”), now a wholly owned subsidiary of the Company, and who elected to receive a lump sum benefit from the Rohm and Haas Plan, the right to a cost-of-living adjustment (“COLA”) as part of their retirement benefit. In August 2007, the Seventh Circuit Court of Appeals affirmed the District Court’s decision, and in March 2008, the U.S. Supreme Court denied the Rohm and Haas Plan’s petition to review the Seventh Circuit’s decision. The case was returned to the District Court for further proceedings. In October 2008 and February 2009, the District Court issued rulings that have the effect of including in the class all Rohm and Haas retirees who received a lump sum distribution without a COLA from the Rohm and Haas Plan since January 1976. These rulings are subject to appeal, and the District Court has not yet determined the amount of the COLA benefits that may be due to the class participants. The Rohm and Haas Plan and the plaintiffs entered into a settlement agreement that, in addition to settling the litigation with respect to the Rohm and Haas retirees, provides for the amendment of the complaint and amendment of the Rohm and Haas Plan to include active employees in the settlement benefits. The District Court preliminarily approved the settlement on November 24, 2009 and, following a hearing on March 12, 2010, issued a final order approving the settlement on April 12, 2010. A group of objectors to the settlement filed an appeal from the final order. In November 2010, the District Court issued an order approving class counsel’s fee award petition in an amount consistent with the terms of the settlement. The same objectors also appealed this order. Both appeals are pending.

A pension liability associated with this matter of $185 million was recognized as part of the acquisition of Rohm and Haas on April 1, 2009. The liability, which was determined in accordance with the accounting guidance for contingencies, recognized the estimated impact of the above described judicial decisions on the long-term Rohm and Haas Plan obligations owed to the applicable Rohm and Haas retirees and active employees. At December 31, 2010, the Company had a liability of $186 million ($183 million at December 31, 2009) associated with this matter.

The Dow Chemical Company and Subsidiaries

PART I, Item 4. Reserved .

RESERVED

The Dow Chemical Company and Subsidiaries

PART II, Item 5. Market for Registrant’s Common Equity,

Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market for the Company’s common stock is the New York Stock Exchange, traded under the symbol “DOW.”

Quarterly market and dividend information can be found in Quarterly Statistics at the end of Part II, Item 8. Financial Statements and Supplementary Data.

At December 31, 2010, there were 84,119 registered common stockholders. The Company estimates that there were an additional 554,000 stockholders whose shares were held in nominee names at December 31, 2010. At January 31, 2011, there were 83,711 registered common stockholders.

On December 8, 2010, the Board of Directors declared a quarterly dividend of $0.15 per share, payable January 28, 2011, to stockholders of record on December 31, 2010. On February 9, 2011, the Board of Directors declared a quarterly dividend of $0.15 per share, payable April 29, 2011, to stockholders of record on March 31, 2011. Since 1912, the Company has paid a cash dividend every quarter and, in each instance prior to February 12, 2009, had maintained or increased the amount of the dividend, adjusted for stock splits. During this 97-year period, Dow has increased the amount of the quarterly dividend 47 times (approximately 12 percent of the time), and maintained the amount of the quarterly dividend approximately 88 percent of the time. The dividend was reduced in February 2009, for the first time in the 97-year period, due to uncertainty in the credit markets, unprecedented lower demand for chemical products, the ongoing global recession and pending business issues. The Company declared dividends of $0.60 per share in 2010, $0.60 per share in 2009 and $1.68 per share in 2008.

See Part III, Item 11. Executive Compensation for information relating to the Company’s equity compensation plans.

The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended December 31, 2010:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company’s publicly	Approximate dollar value of shares that may yet be purchased under the Company’s publicly
Period	Total number of shares purchased (1)	Average price paid per share	announced share repurchase program (2)	announced share repurchase program
October 2010	2,048	$29.85	-	-
November 2010	4,974	$32.25	-	-
December 2010	1,268	$34.24	-	-
Fourth quarter 2010	8,290	$31.96	-	-
(1)	Represents shares received from employees and non-employee directors to pay taxes owed to the Company as a result of the exercise of stock options or the delivery of deferred stock. For information regarding the Company’s stock option plans, see Note T to the Consolidated Financial Statements.
(2)	The Company does not currently have an authorized share repurchase program.

The Dow Chemical Company and Subsidiaries

PART II, Item 6. Selected Financial Data.

In millions, except as noted (Unaudited)	2010	2009	2008	2007	2006
Summary of Operations (1)
Net sales (2)	$53,674	$44,875	$57,361	$53,375	$49,009
Cost of sales (2)	45,780	39,148	51,913	46,302	41,448
Research and development expenses	1,660	1,492	1,310	1,305	1,164
Selling, general and administrative expenses	2,609	2,487	1,966	1,861	1,660
Amortization of intangibles	509	399	92	72	50
Special charges: restructuring, merger-related, asbestos-related, IPR&D, impairment losses	115	869	1,117	635	414
Equity in earnings of nonconsolidated affiliates	1,112	630	787	1,122	959
Sundry income - net	125	891	89	324	137
Interest expense - net	1,436	1,532	562	454	431
Income (Loss) from continuing operations before income taxes	2,802	469	1,277	4,192	4,938
Provision (Credit) for income taxes	481	(97)	651	1,230	1,142
Net income (loss) from continuing operations	2,321	566	626	2,962	3,796
Income from discontinued operations, net of income taxes	-	110	28	23	21
Net income attributable to noncontrolling interests	11	28	75	98	93
Preferred stock dividends	340	312	-	-	-
Income (Loss) before cumulative effect of changes in accounting principles	1,970	336	579	2,887	3,724
Cumulative effect of changes in accounting principles	-	-	-	-	-
Net income (loss) available for The Dow Chemical Company common stockholders	$1,970	$336	$579	$2,887	$3,724
Per share of common stock (in dollars): (3)
Net income (loss) from continuing operations per common share - basic	$1.75	$0.22	$0.59	$3.00	$3.85
Discontinued operations per common share - basic	-	0.10	0.03	0.03	0.02
Earnings (Loss) per common share - basic	1.75	0.32	0.62	3.03	3.87
Net income (loss) from continuing operations per common share - diluted	$1.72	$0.22	$0.59	$2.97	$3.80
Discontinued operations per common share - diluted	-	0.10	0.03	0.02	0.02
Earnings (Loss) per common share - diluted	1.72	0.32	0.62	2.99	3.82
Cash dividends declared per share of common stock	$0.60	$0.60	$1.68	$1.64	$1.50
Cash dividends paid per share of common stock	0.60	0.87	1.68	1.59	1.46
Book value per share of common stock	19.23	18.42	14.62	20.62	17.81
Weighted-average common shares outstanding - basic (3)	1,125.9	1,043.2	930.4	953.1	962.3
Weighted-average common shares outstanding - diluted (3)	1,143.8	1,053.9	939.0	965.6	974.4
Convertible preferred shares outstanding (thousands)	4,000	4,000	-	-	-
Year-end Financial Position
Total assets	$69,588	$66,018	$45,474	$48,801	$45,581
Working capital	9,885	6,437	2,952	6,209	6,608
Property - gross	51,648	53,567	48,391	47,708	44,381
Property - net	17,668	18,141	14,294	14,388	13,722
Long-term debt	20,605	19,152	8,042	7,581	8,036
Total debt	23,827	22,373	11,856	9,715	9,546
The Dow Chemical Company’s stockholders’ equity	21,839	20,555	13,511	19,389	17,065
Financial Ratios
Research and development expenses as percent of net sales (2)	3.1%	3.3%	2.3%	2.4%	2.4%
Income (Loss) from continuing operations before income taxes as percent of net sales (2)	5.2%	1.0%	2.2%	7.9%	10.1%
Return on stockholders’ equity	11.0%	2.0%	4.3%	14.9%	21.8%
Debt as a percent of total capitalization	51.3%	51.4%	45.7%	31.8%	34.1%
General
Capital expenditures	$2,130	$1,683	$2,276	$2,075	$1,775
Depreciation	2,289	2,291	2,016	1,959	1,904
Salaries and wages paid	5,711	5,152	4,681	4,404	3,935
Cost of employee benefits	1,653	1,389	981	1,130	1,125
Number of employees at year-end (thousands)	49.5	52.2	46.1	45.9	42.6
Number of Dow stockholders of record at year-end (thousands) (4)	84.1	89.9	94.6	98.7	103.1

(1)	Adjusted to report sale of the Calcium Chloride business in 2009 as discontinued operations.
(2)	Adjusted for reclassification of insurance operations in 2002.
(3)	Adjusted for 3-for-1 stock split in 2000.
(4)	Stockholders of record as reported by the transfer agent. The Company estimates that there were an additional 554,000 stockholders whose shares were held in nominee names at December 31, 2010.

The Dow Chemical Company and Subsidiaries

PART II, Item 6. Selected Financial Data.

In millions, except as noted (Unaudited)	2005	2004	2003	2002	2001	2000
Summary of Operations (1)
Net sales (2)	$46,186	$40,063	$32,536	$27,545	$27,988	$29,727
Cost of sales (2)	38,194	34,175	28,110	23,737	23,838	24,256
Research and development expenses	1,073	1,022	981	1,066	1,072	1,119
Selling, general and administrative expenses	1,542	1,434	1,390	1,595	1,762	1,822
Amortization of intangibles	55	81	63	65	178	139
Special charges: restructuring, merger-related, asbestos-related, IPR&D, impairment losses	114	543	-	1,108	1,556	6
Equity in earnings of nonconsolidated affiliates	964	923	322	40	29	354
Sundry income - net	755	699	146	54	394	352
Interest expense - net	564	661	736	708	648	519
Income (Loss) from continuing operations before income taxes	6,363	3,769	1,724	(640)	(643)	2,572
Provision (Credit) for income taxes	1,769	867	(92)	(287)	(239)	834
Net income (loss) from continuing operations	4,594	2,902	1,816	(353)	(404)	1,738
Income from discontinued operations, net of income taxes	23	17	17	11	19	9
Net income attributable to noncontrolling interests	82	122	94	63	32	72
Preferred stock dividends	-	-	-	-	-	-
Income (Loss) before cumulative effect of changes in accounting principles	4,535	2,797	1,739	(405)	(417)	1,675
Cumulative effect of changes in accounting principles	(20)	-	(9)	67	32	-
Net income (loss) available for The Dow Chemical Company common stockholders	$4,515	$2,797	$1,730	$(338)	$(385)	$1,675
Per share of common stock (in dollars): (3)
Net income (loss) from continuing operations per common share - basic	$4.66	$2.96	$1.86	$(0.38)	$(0.45)	$1.87
Discontinued operations per common share - basic	0.03	0.02	0.02	0.01	0.02	0.01
Earnings (Loss) per common share - basic	4.69	2.98	1.88	(0.37)	(0.43)	1.88
Net income (loss) from continuing operations per common share - diluted	$4.60	$2.91	$1.85	$(0.38)	$(0.45)	$1.84
Discontinued operations per common share - diluted	0.02	0.02	0.02	0.01	0.02	0.01
Earnings (Loss) per common share - diluted	4.62	2.93	1.87	(0.37)	(0.43)	1.85
Cash dividends declared per share of common stock	$1.34	$1.34	$1.34	$1.34	$1.30	$1.16
Cash dividends paid per share of common stock	1.34	1.34	1.34	1.34	1.25	1.16
Book value per share of common stock	15.84	12.88	9.89	8.36	11.04	13.22
Weighted-average common shares outstanding - basic (3)	963.2	940.1	918.8	910.5	901.8	893.2
Weighted-average common shares outstanding - diluted (3)	976.8	953.8	926.1	910.5	901.8	904.5
Convertible preferred shares outstanding (thousands)	-	-	-	-	-	-
Year-end Financial Position
Total assets	$45,934	$45,885	$41,891	$39,562	$35,515	$35,991
Working capital	6,741	5,384	3,578	2,519	2,183	1,150
Property - gross	41,934	41,898	40,812	37,934	35,890	34,852
Property - net	13,537	13,828	14,217	13,797	13,579	13,711
Long-term debt	9,186	11,629	11,763	11,659	9,266	6,613
Total debt	10,706	12,594	13,109	13,036	10,883	9,450
The Dow Chemical Company’s stockholders’ equity	15,324	12,270	9,175	7,626	9,993	11,840
Financial Ratios
Research and development expenses as percent of net sales (2)	2.3%	2.6%	3.0%	3.9%	3.8%	3.8%
Income (Loss) from continuing operations before income taxes as percent of net sales (2)	13.8%	9.4%	5.3%	(2.3)%	(2.3)%	8.7%
Return on stockholders’ equity	29.5%	22.8%	18.9%	(4.4)%	(3.9)%	14.1%
Debt as a percent of total capitalization	39.1%	47.9%	55.4%	59.2%	48.9%	42.5%
General
Capital expenditures	$1,597	$1,333	$1,100	$1,623	$1,587	$1,808
Depreciation	1,904	1,904	1,753	1,680	1,595	1,554
Salaries and wages paid	4,309	3,993	3,608	3,202	3,215	3,395
Cost of employee benefits	988	885	783	611	540	486
Number of employees at year-end (thousands)	42.4	43.2	46.4	50.0	52.7	53.3
Number of Dow stockholders of record at year-end (thousands) (4)	105.6	108.3	113.1	122.5	125.1	87.9

(1)	Adjusted to report sale of the Calcium Chloride business in 2009 as discontinued operations.
(2)	Adjusted for reclassification of insurance operations in 2002.
(3)	Adjusted for 3-for-1 stock split in 2000.
(4)	Stockholders of record as reported by the transfer agent. The Company estimates that there were an additional 554,000 stockholders whose shares were held in nominee names at December 31, 2010.

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

ABOUT DOW

Dow combines the power of science and technology with the “Human Element” to passionately innovate what is essential to human progress. The Company connects chemistry and innovation with the principles of sustainability to help address many of the world’s most challenging problems such as the need for clean water, renewable energy generation and conservation, and increasing agricultural productivity. Dow’s diversified industry-leading portfolio of specialty chemical, advanced materials, agrosciences and plastics businesses deliver a broad range of technology-based products and solutions to customers in approximately 160 countries and in high growth sectors such as electronics, water, energy, coatings and agriculture. In 2010, Dow had annual sales of $53.7 billion. The Company conducts its worldwide operations through global businesses, which are reported in eight operating segments: Electronic and Specialty Materials, Coatings and Infrastructure, Health and Agricultural Sciences, Performance Systems, Performance Products, Plastics, Chemicals and Energy, and Hydrocarbons.

In 2010, 36 percent of the Company’s sales were to customers in North America; 34 percent were in Europe, Middle East and Africa (“EMEA”); while the remaining 30 percent were to customers in Asia Pacific and Latin America. The Company employs approximately 50,000 people and has a broad, global reach with 188 manufacturing sites in 35 countries.

2010 OVERVIEW

In 2010, Dow and the chemical industry as a whole experienced another year of improving economic conditions. Economies across much of the developed world showed signs of ongoing recovery in most end-markets as the year progressed. Meanwhile, the emerging geographies continued to lead in economic growth and, as a result, were a critical area of focus for new business opportunities and investments. As the year came to a close, however, some challenges remained, such as high unemployment in developed geographies and weakness in construction end-markets, particularly in the United States and Europe. In the face of these challenges, Dow delivered a reshaped and transformed business portfolio in 2010 – one that is increasingly targeted to growing geographic areas and end-markets, and well-balanced to mitigate uncertainties.

Dow’s reported sales increased 20 percent from 2009 to $53.7 billion, an increase of 15 percent from pro forma(1) 2009 sales. Excluding the impact of divestitures,(2) sales rose 26 percent versus pro forma 2009 sales. The Company reported quarterly sequential sales gains throughout the year, excluding divestitures. Sales improvements were broad-based, with notable gains in emerging geographies around the world. Dow’s reported sales in the emerging geographies surpassed $16 billion. As the global economic recovery continued, feedstock and energy costs rose throughout the year and remained volatile. The Company’s purchased feedstock and energy costs were $5.0 billion higher than 2009, an increase of 31 percent.

The Company reported volume growth of 2 percent over 2009 pro forma sales. Excluding the impact of divestitures, Dow reported a 12 percent improvement in volume, with gains in all operating segments and geographic areas. Volume growth was notable in the Performance segments (Electronic and Specialty Materials; Coatings and Infrastructure; Health and Agricultural Sciences; Performance Systems; and Performance Products), all of which reported double-digit volume growth except Coatings and Infrastructure, which was impacted by continued weakness in the construction industry. Compared with 2009 pro forma sales, price rose 13 percent on a reported basis and 14 percent excluding divestitures. Price gains were most significant in the Basics segments (Plastics; Chemicals and Energy; and Hydrocarbons), which together reported a 25 percent improvement compared with 2009. Dow’s results from joint ventures returned to the level of earnings reported before the global economic recession, totaling $1.1 billion for the year, an increase of more than 75 percent from 2009. Earnings available for common stockholders increased from $0.32 per share in 2009 to $1.72 per share in 2010.

The Company continued to invest for growth in the year, reinforcing its strategic focus on science-based innovation and technology integration. Research and development (“R&D”) expenses rose to nearly $1.7 billion, an increase of 6 percent versus pro forma spending in the prior year, as the Company invested in growth projects in its innovation pipeline. Selling, General and Administrative (“SG&A”) expenses fell 5 percent versus 2009 pro forma spending, despite increased spending in Health and Agricultural Sciences to support new product launches and commercial activities related to recent seed acquisitions.

Finally, the Company delivered $4.1 billion of cash from operating activities, nearly double that of 2009, and surpassed its goal to divest $2 billion in non-strategic assets in 2010. Dow ended the year with $7.0 billion of cash and cash equivalents. Throughout the year the Company had sufficient liquidity and financial flexibility to meet all of its financial obligations.

(1)	The unaudited pro forma historical information is based on the historical consolidated financial statements and accompanying notes of both Dow and Rohm and Haas and has been prepared to illustrate the effects of the Company’s acquisition of Rohm and Haas, assuming the acquisition of Rohm and Haas had been consummated on January 1, 2008, and the treatment of Dow’s Calcium Chloride business as discontinued operations due to the sale of the business on June 30, 2009.
(2)	Excludes sales of the Salt business of Rohm and Haas Company divested on October 1, 2009, sales related to TRN divested on September 1, 2009, sales of the acrylic monomer business and a portion of the specialty latex business divested on January 25, 2010, sales of the Powder Coatings business divested on June 1, 2010 and sales of Styron divested on June 17, 2010.

Dow focused on the execution of its strategy and delivering on the promise of its new portfolio, as well as investing for growth in businesses tied to fast-growing geographic areas and end-markets. Actions taken during 2010 included:

•

Dow completed the sale of Styron to an affiliate of Bain Capital Partners for $1.6 billion. The Company also finalized the sale of its acrylic acid and esters business in Clear Lake, Texas, and its UCAR Emulsion Systems specialty latex business in North America to Arkema. With the completion of the sale of Styron, Dow exceeded its goal of divesting $5 billion in non-strategic assets in less than two years. See Note E to the Consolidated Financial Statements for additional information on divestitures.

•

Dow successfully completed a two-year, multimillion-dollar project to transform its STYROFOAM™ brand insulation to a more sustainable manufacturing technology in North America, reducing the greenhouse gas emissions from production at all of its converted facilities in the region by one half.

•

Dow AgroSciences announced the first planting of a SmartStax™ corn hybrid for commercial production. A revolutionary new seed trait combination, SmartStax™ received the AgProfessional Readers’ Choice 2009 New Product of the Year award.

•

Dow Kokam LLC, a joint venture of Dow and Kokam America, broke ground on a world-scale lithium ion battery manufacturing facility in Michigan. The plant is expected to employ more than 800 people and have the capacity to manufacture 1.2 billion watt-hours of large format affordable lithium ion batteries.

•

Dow Electronic Materials announced a multi-phase plan to expand its trimethylgallium (“TMG”) production capacity to serve the fast-growing light emitting diode (“LED”) industry. Plans include adding significant TMG capacity at existing U.S. facilities and building a new manufacturing plant in Cheonan, Korea.

•

Dow and BASF received a 2010 Presidential Green Chemistry Challenge Award for jointly developed hydrogen peroxide to propylene oxide technology. The technology improves the production process of a key chemical intermediate, propylene oxide.

•	Dow and Mitsui formed a 50:50 manufacturing joint venture to construct, own and operate a new membrane chlor-alkali facility at Dow’s manufacturing complex in Freeport, Texas.

•

Dow became an official Worldwide Olympic Partner. This top sponsorship extends through 2020 and will allow Dow to showcase its people, products, scientific excellence and commitment to sustainable solutions on a global stage.

•	Dow announced a technology breakthrough project that will increase polyolefin elastomers manufacturing capacity at its production facilities in Freeport, Texas, and Tarragona, Spain.

•

Dow AgroSciences showcased a new refuge-in-the-bag concept. Pending registration by the U.S. Environmental Protection Agency, the concept will be commercialized as SmartStax™ Refuge Advanced™ and will provide a single-bag solution for refuge reduction in the U.S. Corn Belt as early as 2012.

•

Dow introduced ENLIGHT™ Polyolefin Encapsulant Films that can enhance efficiencies in photovoltaic module production and lead to lower conversion costs. Commercial-scale manufacturing of the films began in Findlay, Ohio, in the fourth quarter of the year.

•

Dow announced the successful startup of the Solution Linear Low Density Polyethylene II train (“SPE II”) in Thailand. SPE II is owned by Siam Polyethylene Company Limited, a joint venture of Dow and Siam Cement Group.

•	Dow AgroSciences was granted a U.S. patent for crop plants that contain one of Dow AgroSciences’ new class of herbicide tolerant traits.

•	DOW™ POWERHOUSE™ solar shingle received Underwriters Laboratories safety certification. The certification is a milestone toward its planned 2011 commercialization.

•

Dow Electronic Materials announced it will construct a new manufacturing facility in Eastern China to meet the growing material demand to serve printed circuit board, electronic and industrial finishing, and photovoltaic industries in Asia Pacific.

•	Dow broke ground on a new manufacturing facility in southern Vietnam for the production of polymers used in the paint, coatings, construction, packaging, home and personal care industries.

Looking to 2011, Dow expects growth in the emerging geographies to continue, driven by a broad range of leading end-markets. The Company projects that these geographic areas will continue their high rate of growth, although year-over-year comparisons will be subdued relative to recent years. Signs of improvement in industrial end-markets in North America and Europe, coupled with ongoing strength in higher-growth sectors, such as electronics, agriculture and packaging, give Dow greater optimism that growth will continue in the developed geographies. Despite these more favorable business conditions, the Company expects lingering challenges to remain, particularly slow employment growth in developed geographies. Consequently, the Company’s plans do not assume an accelerated rebound in business conditions. Dow’s success will continue to be driven by its transformed business portfolio, balanced geographic presence and investments in innovations aimed at the intersection of greatest societal need and business opportunity.

Dow’s results of operations and financial condition for the year ended December 31, 2010 are described in further detail in the following discussion and analysis.

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

The Company achieved its synergy targets related to the acquisition a full quarter ahead of schedule, with realized savings of $1.4 billion including increased purchasing power for raw materials; manufacturing and supply chain work process improvements; and the elimination of redundant corporate overhead for shared services and governance. The integration of Rohm and Haas was substantially complete at December 31, 2010.

On July 31, 2009, the Company entered into a definitive agreement for the sale of certain acrylic monomer and specialty latex assets, as required by the United States Federal Trade Commission (“FTC”), for approval of the April 1, 2009 acquisition of Rohm and Haas (see Note E to the Consolidated Financial Statements). The transaction closed on January 25, 2010.

RESULTS OF OPERATIONS

Results of Rohm and Haas are included in the Company’s consolidated results from the April 1, 2009 acquisition forward. In order to provide the most meaningful comparison of results of operations, some of the comparisons made in this section are presented on a pro forma basis, reflecting the combination of Dow and Rohm and Haas assuming the transaction had been consummated on January 1, 2008.

Net sales for 2010 were $53.7 billion, up 20 percent from reported net sales of $44.9 billion in 2009 and up 15 percent from pro forma net sales of $46.6 billion in 2009. Sales increased in 2010 across all segments and geographic areas, with higher prices contributing 13 percent of the improvement and increased volume adding 2 percent over 2009 pro forma results. The increase in price was largely driven by higher feedstock and energy costs, and was most pronounced in the combined Basics segments, with Hydrocarbons up 35 percent, Plastics up 24 percent, and Chemicals and Energy up 18 percent. Double-digit price increases were reported in all geographic areas. Volume was mixed across the segments, with significant gains in Electronic and Specialty Materials (up 19 percent) and Health and Agricultural Sciences (up 11 percent) tempered by the impact of recent divestitures, which resulted in declines in Coatings and Infrastructure (down 3 percent) and Plastics (down 8 percent). The Company’s recent divestitures included the Styron business unit (“Styron”) divested on June 17, 2010; the Powder Coatings business divested on June 1, 2010; a portion of the acrylic monomer business and a portion of the specialty latex business divested on January 25, 2010; the Salt business of Rohm and Haas Company divested on October 1, 2009; and the Company’s ownership interest in Total Raffinaderij Nederland N.V. (“TRN”) divested on September 1, 2009. See Note E to the Consolidated Financial Statements for additional information concerning the Company’s divestitures. Excluding these divestitures, volume increased 12 percent compared with 2009 on a pro forma basis, with volume improvement in all segments and geographic areas.

On a pro forma basis, net sales for 2009 were down 30 percent from $66.9 billion in 2008. Compared with 2008, prices fell 17 percent, with decreases in all segments and double-digit declines in all geographic areas. Price declines were most pronounced in the Basics segments, with Hydrocarbons down 28 percent, and Plastics and Chemicals and Energy each down 27 percent, driven by significantly lower feedstock and energy costs. Volume decreased 13 percent as a result of the continued weakness in the global economy, with declines in all operating segments except Health and Agricultural Sciences, which reported growth of 4 percent. From a geographic perspective, the volume decrease was most pronounced in North America, down 18 percent from 2008 levels, which were already reduced due to Hurricanes Gustav and Ike which hit the U.S. Gulf Coast, resulting in temporary plant outages.

Sales in the United States accounted for 33 percent of total sales in 2010 and 32 percent of total sales in 2009 and 2008. See the Sales Price and Volume tables at the end of the section titled “Segment Results” for details regarding the change in sales by operating segment and geographic area. In addition, sales and other information by operating segment and geographic area are provided in Note Z to the Consolidated Financial Statements.

Gross margin for 2010 was $7.9 billion, compared with $5.7 billion in 2009 and $5.4 billion in 2008. The improvement in gross margin compared with 2009 reflected higher prices, which more than offset a $5.0 billion increase in purchased feedstock and energy costs; increased volume in Electronic and Specialty Materials, Health and Agricultural Sciences, and other higher margin product lines; and significantly higher operating rates. In 2010, gross margin was reduced by a $50 million labor-related litigation matter that was included in “Cost of Sales” and reflected in Corporate, and $91 million in asset impairments and related costs in the Polyurethanes business, the Epoxy business and Dow Automotive Systems. The impairment charges and related costs were included in “Cost of Sales” and reflected in Performance Systems ($9 million) and Performance Products ($82 million).

In 2009, despite a significant drop in sales compared with 2008, gross margin increased as a result of the acquisition of Rohm and Haas, a $10.2 billion decrease in feedstock and energy costs, lower other raw material and freight costs, and the favorable impact of currency on costs. In 2009, Gross margin was reduced by a one-time increase in cost of sales of $209 million related to the fair value step-up of inventories acquired from Rohm and Haas on April 1, 2009, and sold in the second quarter of 2009. The increase was included in “Cost of sales” and reflected in the operating segments as follows: $75 million in Electronic and Specialty Materials, $82 million in Coatings and Infrastructure, $30 million in Performance Systems and $22 million in Performance Products. Gross margin in 2009 was also reduced by hedging losses of $56 million related to the sale of the Company’s 45 percent ownership interest in TRN (see Note E to the Consolidated Financial Statements), reflected in the Hydrocarbons segment.

Gross margin in 2008 was negatively impacted by Hurricanes Gustav and Ike, which hit the U.S. Gulf Coast, causing temporary outages for several of the Company’s Gulf Coast production facilities and resulting in $181 million in additional manufacturing expenses, including the repair of property damage, clean-up costs, unabsorbed fixed costs and inventory write-offs. The expenses were included in “Cost of sales” and reflected in the operating segments as follows: $2 million in Electronic and Specialty Materials, $2 million in Health and Agricultural Sciences, $6 million in Performance Systems, $59 million in Performance Products, $16 million in Plastics, $44 million in Chemicals and Energy, and $43 million in Hydrocarbons, with the remaining $9 million in Corporate. In addition, gross margin in 2008 was reduced by legal expenses and other costs of $69 million related to the K-Dow transaction; these costs were expensed (to “Cost of sales”) upon Petrochemical Industries Company (K.S.C.) of Kuwait’s refusal to close the K-Dow transaction (reflected in Corporate).

Dow’s global plant operating rate was 83 percent of capacity in 2010, compared with 74 percent in 2009 and 77 percent in 2008. Operating rates improved in 2010, with both increased demand and actions taken by management to rationalize capacity through shutdowns and divestitures contributing to the improvement. In 2009, operating rates were down from 2008, reflecting the downturn in the global economy. In 2008, operating rates were impacted by lower demand resulting from the slowing global economy, especially in the second half of the year, as well as by Hurricanes Gustav and Ike which hit the U.S. Gulf Coast in the third quarter of 2008. Depreciation expense was $2,289 million in 2010, $2,291 million in 2009 and $2,016 million in 2008.

Personnel count was 49,505 at December 31, 2010, down from 52,195 at December 31, 2009. Headcount decreased from year-end 2009 primarily due to divestitures, including Styron, the Powder Coatings business and a portion of the Company’s acrylic monomer and specialty latex businesses, as well as restructuring activities associated with the integration of Rohm and Haas and previously announced restructuring plans. Personnel count at December 31, 2009 was up from 46,102 at December 31, 2008, primarily due to the acquisition of Rohm and Haas, offset by declines related to restructuring activities, business divestitures and personnel transfers to a joint venture.

Research and development (“R&D”) expenses were $1,660 million in 2010, compared with $1,492 million in 2009 and $1,310 million in 2008. The increase in R&D expenses in 2010 reflected the Company’s planned spending on strategic corporate growth initiatives and continued investments in the Health and Agricultural Sciences segment, partially offset by the elimination of R&D expenses related to the divestiture of Styron. In 2009, R&D expenses increased compared with 2008, due to the acquisition of Rohm and Haas and planned growth initiatives in the Health and Agricultural Sciences segment, partially offset by cost savings in other segments.

Selling, general and administrative (“SG&A”) expenses were $2,609 million in 2010, compared with $2,487 million in 2009 and $1,966 million in 2008. SG&A expenses increased 5 percent from 2009, as selling expenses for all segments increased commensurate with higher sales and the full-year impact of the Rohm and Haas acquisition in 2010. In 2009, SG&A expenses increased compared with 2008, primarily due to the acquisition of Rohm and Haas, partially offset by cost savings initiatives.

The following table illustrates the relative size of the primary components of total production costs and operating expenses of Dow. More information about each of these components can be found in other sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, Notes to the Consolidated Financial Statements, and Part II, Item 6. Selected Financial Data.

Production Costs and Operating Expenses
Cost components as a percent of total	2010	2009	2008
Hydrocarbon feedstocks and energy	41%	35%	48%
Salaries, wages and employee benefits	14	15	10
Maintenance	4	3	3
Depreciation	5	5	4
Restructuring charges	-	2	1
Supplies, services and other raw materials	36	40	34
Total	100%	100%	100%

Amortization of intangibles was $509 million in 2010, $399 million in 2009 and $92 million in 2008. The increase in amortization of intangibles in 2010 reflected the full-year impact of the amortization of intangible assets acquired from Rohm and Haas. Amortization of intangibles in 2009 increased from 2008 due to amortization of the fair value of intangible assets acquired from Rohm and Haas from the April 1, 2009 acquisition date forward. See Notes D and I to the Consolidated Financial Statements for additional information regarding the acquisition of Rohm and Haas and goodwill and other intangible assets.

The Company performs annual goodwill impairment tests during the fourth quarter of the year. During the fourth quarter of 2010, no impairment indicators related to the carrying value of goodwill were identified. During the fourth quarter of 2009, it was determined that goodwill associated with the Dow Haltermann business unit was impaired. The impairment was based on a review performed by management in which discounted cash flows did not support the carrying value of the goodwill. As a result, the Company recorded a goodwill impairment loss of $7 million, impacting the Performance Products segment. During the fourth quarter of 2008, it was determined that goodwill associated with the Dow Automotive Systems and Polypropylene reporting units was impaired. The impairment was based on a review performed by management in which discounted cash flows did not support the carrying value of the goodwill. The Company recorded charges totaling $239 million for goodwill impairment losses, including $209 million for the Dow Automotive Systems reporting unit (impacting the Performance Systems segment) and $30 million for the Polypropylene reporting unit (impacting the Plastics segment). See Note I to the Consolidated Financial Statements for additional information regarding goodwill.

During 2010, the Company recorded adjustments of $29 million to the 2009 restructuring charge for additional asset impairments, exit and disposal activities, and severance; and adjustments of $3 million to the 2008 restructuring charge to reduce the severance reserve. The adjustments were reflected in Electronic and Specialty Materials ($8 million charge), Coatings and Infrastructure ($5 million charge), Performance Products ($15 million charge) and Corporate ($2 million credit).

In June 2009, Dow’s Board of Directors approved a restructuring plan that incorporated actions related to the Company’s acquisition of Rohm and Haas as well as additional actions to advance the Company’s strategy and to respond to continued weakness in the global economy. The restructuring plan included the shutdown of a number of facilities and a global workforce reduction. As a result, the Company recorded restructuring charges totaling $677 million in the second quarter of 2009, which included asset write-downs and write-offs of $454 million, severance costs of $155 million and costs associated with exit or disposal activities of $68 million. The impact of the charges was shown as “Restructuring charges” in the consolidated statements of income and was reflected in the Company’s segment results as follows: $68 million in Electronic and Specialty Materials, $171 million in Coatings and Infrastructure, $73 million in Performance Products, $1 million in Plastics, $75 million in Chemicals and Energy and $65 million in Hydrocarbons, with the remaining $224 million in Corporate.

During 2009, the Company recorded the following adjustments to its restructuring plans: in the first quarter of 2009, the Company recorded additional severance of $19 million related to 2008 restructuring activities, reflected in Corporate; in the second quarter of 2009, the Company recorded a $15 million reduction in the 2007 restructuring reserve, reflected in the Health and Agricultural Sciences segment; and in the fourth quarter of 2009, the Company recorded a $5 million reduction to the 2007 restructuring reserve and $13 million in additional charges related to the 2009 restructuring activities, both reflected in Corporate.

On December 5, 2008, the Company’s Board of Directors approved a restructuring plan as part of a series of actions to advance the Company’s strategy and respond to the severe economic downturn that began in the latter part of 2008. The restructuring plan included the shutdown of a number of facilities and a global workforce reduction, which were substantially complete by the end of 2010. As a result of the shutdowns and global workforce reduction, the Company recorded restructuring charges of $785 million in the fourth quarter of 2008. The charges consisted of asset write-downs and write-offs of $336 million, costs associated with exit or disposal activities of $128 million and severance costs of $321 million. The impact of the charges is shown as “Restructuring charges” in the consolidated statements of income and was reflected in the Company’s segment results as follows: $10 million in Electronic and Specialty Materials, $16 million in Coatings and Infrastructure, $68 million in Performance Systems, $39 million in Performance Products, $98 million in Plastics, $106 million in Chemicals and Energy and $18 million in Hydrocarbons, with the remaining $430 million in Corporate. In addition to the charges related to the 2008 restructuring plan, in the fourth quarter of 2008, the Company recorded additional adjustments of $54 million related to the 2007 and 2006 restructuring plans, primarily impacting the Plastics segment.

See Note C to the Consolidated Financial Statements for details on the restructuring charges.

During 2009, a charge of $7 million was recorded for purchased in-process research and development (“IPR&D”) related to the purchase of lithium ion battery technology by the Ventures business, impacting Corporate. During 2008, charges totaling $44 million were recorded for purchased IPR&D related to acquisitions within the Health and Agricultural Sciences segment. See Note D to the Consolidated Financial Statements for information regarding these charges.

Charges totaling $143 million in 2010, $166 million in 2009 and $49 million in 2008 were recorded for integration costs, legal expenses and other transaction costs related to the acquisition of Rohm and Haas; these charges were reflected in Corporate. In 2009, the Company also recorded $60 million in acquisition-related retention costs. These costs were recorded in “Cost of sales,” “Research and development expenses,” and “Selling, general and administrative expenses” in the consolidated statements of income and reflected in Corporate. The integration of Rohm and Haas was substantially complete at December 31, 2010.

Following the completion of a study to review Union Carbide’s asbestos claim and resolution activity in December of 2010, Union Carbide decreased its asbestos-related liability for pending and future claims (excluding future defense and processing costs) by $54 million in the fourth quarter of 2010. Similarly, following completion of a study to review Union Carbide’s asbestos claim and resolution activity in December of 2008, Union Carbide decreased its asbestos-related liability for pending and future claims (excluding future defense and processing costs) by $54 million in the fourth quarter of 2008. The reductions were shown as “Asbestos-related credits” in the consolidated statements of income and were reflected in Corporate. See “Asbestos-Related Matters of Union Carbide Corporation” in Other Matters for additional information.

Dow’s share of the earnings of nonconsolidated affiliates in 2010 was $1,112 million, compared with $630 million in 2009 and $787 million in 2008. In 2010, increased earnings at Dow Corning Corporation (“Dow Corning”), EQUATE Petrochemical Company K.S.C. (“EQUATE”), MEGlobal, The Kuwait Olefins Company K.S.C. and The Kuwait Styrene Company K.S.C. more than offset a decline in earnings resulting from the September 2009 divestitures of the Company’s ownership interests in TRN and the OPTIMAL Group of Companies (“OPTIMAL”), and the June 2010 divestiture of the Company’s ownership interest in Americas Styrenics LLC. See Note E to the Consolidated Financial Statements for additional information concerning the Company’s recent divestitures. In 2009, equity earnings declined compared with 2008, reflecting the overall decrease in global demand and poor economic conditions, with EQUATE, Dow Corning and OPTIMAL reporting the largest declines. Improved results were reported by The Kuwait Olefins Company K.S.C. in 2009 following the successful startup of additional production capacity for ethylene oxide/ethylene glycol and increased production of ethylene in support of additional polyethylene capacity. Equity earnings for 2009 were negatively impacted by a $65 million impairment charge related to Equipolymers and the Company’s $29 million share of a restructuring charge related to Dow Corning. See Note H to the Consolidated Financial Statements for additional information on nonconsolidated affiliates.

Sundry income - net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income - net for 2010 was $125 million, compared with $891 million in 2009 and $89 million in 2008. In 2010, sundry income - net included a net $27 million gain on the Styron divestiture, reflected in the following operating segments: Performance Systems ($7 million), Performance Products ($13 million) and Plastics ($7 million). In addition to the net gain on the Styron divestiture, Sundry income - net for 2010 included net gains on several other divestitures, partially offset by a loss of $46 million related to the early extinguishment of debt and a charge of $47 million for an obligation related to a past divestiture (both reflected in Corporate). Sundry income - net in 2009 included a gain of $513 million on the sale of the Company’s ownership interest in TRN and related inventory on September 1, 2009 and a gain of $339 million on the sale of the Company’s ownership interest in OPTIMAL on September 30, 2009. Sundry income - net in 2009 was reduced by a loss of $56 million related to the Company’s early extinguishment of debt in the third quarter of 2009. In 2008, sundry income - net reflected net gains on several small divestitures and asset sales, partially offset by unfavorable foreign exchange hedging results. See Note E to the Consolidated Financial Statements for additional information concerning the Company’s recent divestitures. See “Liquidity and Capital Resources” for additional information on the Company’s early extinguishment of debt.

Net interest expense (interest expense less capitalized interest and interest income) was $1,436 million in 2010, down from $1,532 million in 2009, reflecting lower debt financing costs during the year. In 2009, net interest expense increased compared with net interest expense of $562 million in 2008, due to debt financing activity for the April 1, 2009 acquisition of Rohm and Haas. Interest expense (net of capitalized interest) and amortization of debt discount totaled $1,473 million in 2010, $1,571 million in 2009 and $648 million in 2008. See “Liquidity and Capital Resources” for additional information regarding debt financing activity. Interest income was $37 million in 2010, down from $39 million in 2009 and $86 million in 2008. Interest rates on investments in 2010 were consistent with those of 2009, following a decline from 2008 rates, resulting in lower interest income in 2010 and 2009 compared with 2008.

The provision for income taxes was $481 million, compared with a credit of $97 million in 2009 and a provision of $651 million in 2008. The Company’s effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax credits available. For example, as the percentage of foreign sourced income increases, the Company’s effective tax rate declines. The Company’s tax rate is also influenced by the level of equity earnings, since most of the earnings from the Company’s equity company investments are taxed at the joint venture level.

The tax rate for 2010 was positively impacted by a high level of equity earnings as a percentage of total earnings, the release of a tax valuation allowance, a tax law change, and improved financial results in jurisdictions with tax rates that are lower than the U.S. statutory rate. These factors resulted in an effective tax rate of 17.2 percent for 2010.

In 2009, the effective tax rate was negative 20.7 percent, and was reduced by several factors: a significantly higher level of equity earnings as a percent of total earnings, favorable accrual-to-return adjustments in various geographies, the recognition of domestic losses and an improvement in financial results in jurisdictions with tax rates that are lower than the U.S. statutory rate. In 2008, the effective tax rate was 51.0 percent, reflecting the negative impact of goodwill impairment losses that were not deductible for tax purposes.

On June 30, 2009, the Company sold the Calcium Chloride business and recognized a $162 million pretax gain. The results of operations related to the Calcium Chloride business have been reclassified and reported as income from discontinued operations for all periods presented. Income from discontinued operations (net of income taxes) was $110 million ($0.10 per share) in 2009, compared with $28 million ($0.03 per share) in 2008.

Net income attributable to noncontrolling interests was $11 million in 2010, $28 million in 2009 and $75 million in 2008. Net income attributable to noncontrolling interests declined in 2010 compared with 2009 as a result of the July 2009 redemption of the Tornado Finance V.O.F. preferred partnership units. Net income attributable to noncontrolling interests declined in 2009 compared with 2008 as a result of the third quarter of 2008 redemption by the outside partner of its ownership interest in Hobbes Capital S.A. See Note U to the Consolidated Financial Statements for additional information concerning these noncontrolling interests.

Preferred stock dividends of $340 million were recognized in 2010, compared with preferred stock dividends of $312 million in 2009. Dividends related to the Company’s Cumulative Convertible Perpetual Preferred Stock, Series A were $340 million in 2010 and $255 million in 2009. The remaining $57 million of dividends in 2009 related to the Cumulative Perpetual Preferred Stock, Series B and Cumulative Convertible Perpetual Preferred Stock, Series C, both of which were retired in the second quarter of 2009. See Notes W and X to the Consolidated Financial Statements for additional information.

Net income available for common stockholders was $1,970 million ($1.72 per share) in 2010, compared with $336 million ($0.32 per share) in 2009 and $579 million ($0.62 per share) in 2008.

The following table summarizes the impact of certain items recorded in 2010, 2009 and 2008:

Certain Items Impacting Results	Pretax Impact (1)			Impact on Net Income (2)			Impact on EPS (3)
In millions, except per share amounts	2010	2009	2008	2010	2009	2008	2010	2009	2008
Cost of sales:
One-time increase in cost of sales related to fair valuation of Rohm and Haas inventories	-	$(209)	-	-	$(132)	-	-	$(0.13)	-
Impact of Hurricanes Gustav and Ike	-	-	$(181)	-	-	$(115)	-	-	$(0.12)
K-Dow related expenses	-	-	(69)	-	-	(44)	-	-	(0.05)
Labor-related litigation matter	$(50)	-	-	$(33)	-	-	$(0.03)	-	-
Asset impairments and related costs	(91)	-	-	(72)	-	-	(0.06)	-	-
Goodwill impairment losses	-	(7)	(239)	-	(7)	(230)	-	(0.01)	(0.25)
Restructuring charges	(26)	(689)	(839)	(14)	(466)	(628)	(0.02)	(0.45)	(0.68)
Purchased in-process research and development charges	-	(7)	(44)	-	(5)	(44)	-	(0.01)	(0.05)
Transaction, integration and other acquisition costs	(143)	(226)	(49)	(93)	(170)	(43)	(0.08)	(0.16)	(0.05)
Asbestos-related credits	54	-	54	34	-	34	0.03	-	0.04
Equity in earnings of nonconsolidated affiliates:
Dow Corning restructuring	-	(29)	-	-	(27)	-	-	(0.03)	-
Equipolymers impairment	-	(65)	-	-	(65)	-	-	(0.06)	-
Sundry income - net:
Net gain on sale of TRN (4)	-	457	-	-	321	-	-	0.29	-
Gain on sale of OPTIMAL	-	339	-	-	198	-	-	0.18	-
Gain (Loss) on divestiture of Styron	27	-	-	(56)	-	-	(0.04)	-	-
Obligation related to past divestiture	(47)	-	-	(30)	-	-	(0.03)	-	-
Loss on early extinguishment of debt	(46)	(56)	-	(29)	(36)	-	(0.02)	(0.03)	-
Total	$(322)	$(492)	$(1,367)	$(293)	$(389)	$(1,070)	$(0.25)	$(0.41)	$(1.16)

(1)	Impact on “Income from Continuing Operations Before Income Taxes.”
(2)	Impact on “Net Income from Continuing Operations.”
(3)	Impact on “Net income from continuing operations available for common stockholders - Earnings per common share – diluted.”
(4)	Consists of a $513 million gain in “Sundry income – net” and hedging losses of $56 million in “Cost of sales.”

SEGMENT RESULTS

In the fourth quarter of 2010, the Company made the following changes to its operating segments to reflect changes in the Company’s organization.

•	Segment name changed from Basic Plastics to Plastics
•	Segment name changed from Basic Chemicals to Chemicals and Energy
•	Segment name changed from Hydrocarbons and Energy to Hydrocarbons
•	Energy moved from Hydrocarbons to Chemicals and Energy
•	Construction-related cellulosics moved from Electronic and Specialty Materials to Coatings and Infrastructure
•	Transportation adhesives moved from Coatings and Infrastructure to Performance Systems
•	Certain new business development initiatives moved from Performance Products to Coatings and Infrastructure

The reporting changes are reflected in this section for all periods presented.

The reported results by operating segment can be found in Note Z to the Consolidated Financial Statements. The Company uses EBITDA (which Dow defines as earnings before interest, income taxes, depreciation and amortization) as its measure of profit/loss for segment reporting purposes. EBITDA by operating segment includes all operating items relating to the businesses, except depreciation and amortization; items that principally apply to the Company as a whole are assigned to Corporate. Note Z also includes a reconciliation of EBITDA to “Income from Continuing Operations Before Income Taxes.”

In order to provide the most meaningful comparison of results by operating segment, the following discussion and analysis compares actual results for 2010 to actual results for the last nine months of 2009 plus pro forma historical results for the first quarter of 2009 and pro forma historical results for 2008. The unaudited pro forma historical segment information is based on the historical consolidated financial statements and accompanying notes of both Dow and Rohm and Haas and was prepared to illustrate the effects of the Company’s acquisition of Rohm and Haas, assuming the acquisition of Rohm and Haas had been consummated on January 1, 2008. In addition, the unaudited pro forma historical segment information reflects the impact of increased depreciation and amortization expense resulting from the fair valuation of assets acquired from Rohm and Haas assuming that the transaction had been consummated on January 1, 2008.

The unaudited pro forma historical segment information, prepared following the April 1, 2009 acquisition of Rohm and Haas, is not necessarily indicative of the results of operations that would have actually occurred had the acquisition been completed as of the date indicated, nor is it indicative of the future operating results of the combined company. The unaudited pro forma historical segment information does not reflect future events that may occur after the acquisition of Rohm and Haas, including the potential realization of operating cost savings (synergies) or restructuring activities or other costs related to the planned integration of Rohm and Haas, and does not consider potential impacts of current market conditions on revenues, expense efficiencies or asset dispositions (with the exception of the sale of Dow’s Calcium Chloride business).

The following table, which summarizes the pretax impact of certain items recorded by Rohm and Haas prior to the acquisition, is provided for pro forma comparison purposes.

Certain Items Impacting Rohm and Haas Results In millions	Three months ended March 31, 2009	Year ended Dec. 31, 2008
Impact of Hurricanes Gustav and Ike	$ (2)	$ (29)
Restructuring charges	(2)	(199)
Transaction and other acquisition costs	(80)	(54)
Gain on sale of 40 percent equity investment in UP Chemical Company	-	87
Total Rohm and Haas Certain Items	$(84)	$(195)

In addition, due to the completion of several divestitures (see Note E to the Consolidated Financial Statements), the change in sales volume from 2009 excluding divestitures is also provided by operating segment, where applicable.

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

Electronic and Specialty Materials Actual Results In millions	2010	2009	2008
Sales	$5,040	$3,744	$2,151
EBITDA	$1,612	$996	$758

Electronic and Specialty Materials 2010 Actual Versus 2009 Pro Forma 2009 Pro Forma Versus 2008 Pro Forma In millions	2010	2009	2008
Sales	$5,040	$4,239	$5,260
Price change from comparative period	-	(3)%	N/A
Volume change from comparative period	19%	(16)%	N/A
Equity earnings	$449	$290	$465
EBITDA	$1,612	$1,010	$1,487
Certain items impacting EBITDA	$(8)	$(172)	$62

2010 Actual Versus 2009 Pro Forma

Electronic and Specialty Materials sales were $5,040 million for 2010, up 19 percent from $4,239 million in 2009, entirely due to volume. Volume was strong across all geographic areas and all businesses, reflecting improved economic conditions in the food and nutrition, personal care, water and electronics industries. Prices were flat for the segment, as competitive pricing pressure on more mature products was countered by the introduction of new products with higher margins and targeted price increases in response to escalating raw materials costs. EBITDA for 2010 was $1,612 million, a significant increase from $1,010 million in 2009, primarily due to higher volume and higher equity earnings from Dow Corning. Results for 2010 were negatively impacted by an $8 million adjustment to the 2009 restructuring charge related to the closure of a small manufacturing facility. EBITDA for 2009 was negatively impacted by restructuring charges of $68 million, an increase in cost of sales of $75 million related to the fair valuation of Rohm and Haas inventories, and the Company’s $29 million share of a restructuring charge recognized by Dow Corning.

Dow Electronic Materials sales in 2010 were up 29 percent from 2009, driven by higher volume, especially in Asia Pacific, primarily due to strong underlying demand in the electronics industry and new product introductions. Semiconductor foundry utilization rates across the industry improved significantly compared with 2009 and were running in excess of 90 percent throughout most of 2010, supporting higher demand for chemical mechanical planarization pads and materials used in printed circuit boards. Demand for liquid crystal display (“LCD”) chemicals and film materials that replace glass used in plasma display panels also increased. New product launches and strategic customer wins helped drive a 39 percent volume growth for Dow Electronic Materials in Asia Pacific.

Specialty Materials sales in 2010 were up 13 percent from 2009, as volume improved 14 percent and prices decreased 1 percent due to currency. Volume increased in all geographic areas, with particular strength in Asia Pacific, and in all businesses. Dow Water and Process Solutions sales were higher driven by solid demand for ion exchange resins and reverse osmosis membranes. Demand for specialty biocides and cellulosics used in food and nutrition also improved significantly compared with 2009.

2009 Versus 2008 (Pro Forma Comparison)

Electronic and Specialty Materials sales were $4,239 million for 2009, down 19 percent from $5,260 million in 2008, as volume dropped 16 percent and prices declined 3 percent. The decrease in volume was broad-based with declines in all geographic areas and in all businesses due to the global downturn in the electronics and construction industries. EBITDA for 2009 was $1,010 million, compared with $1,487 million for 2008. Despite the impact of lower SG&A expenses and lower raw material costs during 2009, EBITDA declined as a result of lower volume, a decrease in equity earnings from Dow Corning, which included the Company’s $29 million share of a restructuring charge, restructuring charges of $68 million (see Note C to the Consolidated Financial Statements), and an increase in cost of sales of $75 million related to the fair valuation of Rohm and Haas inventories. EBITDA for 2008 included a gain on the sale of Rohm and Haas’ investment in UP Chemical Company of $87 million, restructuring charges of $22 million and hurricane-related costs of $3 million.

Electronic Materials sales for 2009 were down 23 percent versus 2008, driven by a 22 percent decrease in volume and a 1 percent decline in prices. Volume declined in all geographic areas reflecting the global economic downturn. Asia Pacific, however, reported signs of recovery in the second half of 2009 due to a rebound in electronics demand and re-stocking within the value chain.

Specialty Materials sales for 2009 were down 17 percent versus 2008 with volume down 12 percent and prices down 5 percent. Volume declined across all major businesses and geographic areas. Volume declines in ion exchange resins and reverse osmosis membranes, particularly for large industrial water projects, were principally due to lower infrastructure spending and cautious capital spending by customers. Volume declines in cellulosics were driven by weaker construction industry conditions. Prices declined in all geographic areas, especially in North America and EMEA.

Electronic and Specialty Materials Outlook for 2011

Electronic and Specialty Materials sales are expected to increase in 2011, driven by continued demand in the electronics, water and health care industries, especially in emerging geographies.

Electronic Materials sales volume is expected to increase, driven by higher demand across electronics end-markets especially in mobile phones, LCD televisions and tablet devices. Industry semiconductor foundry utilization rates are expected to remain near current levels in 2011. In the fourth quarter of 2010, Dow Electronic Materials broke ground on two new manufacturing facilities in Asia Pacific. The construction of the new metalorganic precursor manufacturing plant in Cheonan, Korea is part of a multi-phase plan announced in June 2010 to expand trimethylgallium production capacity to meet the surging demand for the material in LED and related electronics applications. The facility is expected to be operational in early 2011. A new Eastern China manufacturing facility at the Company’s Zhangjiagang site will meet growing demand for materials for printed circuit boards, electronic and industrial finishing and photovoltaics in Asia. Start-up is planned for late 2011.

Specialty Materials sales are also expected to increase, especially in emerging geographies, due to higher demand for specialty biocides used in personal care and cosmetics applications. Higher demand for cellulosics used in food and nutrition is also expected. Dow Water and Process Solutions sales are expected to increase, driven by higher demand for ion exchange resins and reverse osmosis membranes used in large industrial water desalination projects. Several innovation projects across the business are anticipated to drive higher sales.

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

Coatings and Infrastructure Actual Results In millions	2010	2009	2008
Sales	$5,365	$4,551	$3,234
EBITDA	$743	$414	$212

Coatings and Infrastructure 2010 Actual Versus 2009 Pro Forma 2009 Pro Forma Versus 2008 Pro Forma In millions	2010	2009	2008
Sales	$5,365	$5,173	$6,723
Price change from comparative period	7%	(7)%	N/A
Volume change from comparative period	(3)%	(16)%	N/A
Volume change, excluding divestitures	4%	N/A	N/A
Equity earnings	$2	$3	$2
EBITDA	$743	$518	$731
Certain items impacting EBITDA	$(5)	$(254)	$(39)

2010 Actual Versus 2009 Pro Forma

Coatings and Infrastructure sales were $5,365 million for 2010, up 4 percent from $5,173 million in 2009. Compared with 2009, price was up 7 percent, while volume declined 3 percent. Price improved across all geographic areas and most businesses, driven by higher raw material costs. The price improvement was most pronounced in Dow Coating Materials, where raw material supply constraints led to a favorable pricing environment during 2010. Volume declined as a result of recent divestitures within the segment. Excluding the impact of the FTC required divestiture of certain specialty latex assets and the divestiture of the Powder Coatings business, volume increased 4 percent compared with 2009. The increase in volume was primarily driven by higher demand for insulation products and adhesives used in packaging and leather applications.

EBITDA for 2010 was $743 million, compared with $518 million for 2009. Results for 2010 were negatively impacted by $5 million in restructuring charges related to the divestiture of the specialty latex assets. EBITDA for 2009 was reduced by $172 million of restructuring charges primarily related to the Company’s actions to optimize facilities following the acquisition of Rohm and Haas and an increase in cost of sales of $82 million related to the fair valuation of Rohm and Haas inventories. Compared with 2009, the benefit of higher prices, improved operating rates and lower SG&A expenses was offset by significantly higher raw material costs. See Notes C and D to the Consolidated Financial Statements for additional information on restructuring charges and the acquisition of Rohm and Haas.

2009 Versus 2008 (Pro Forma Comparison)

Coatings and Infrastructure sales were $5,173 million for 2009, down 23 percent from $6,723 million in 2008, as volume dropped 16 percent and prices fell 7 percent. The decrease in price and volume was due to weak demand for architectural and industrial coatings and other materials used in residential and commercial construction, and lower demand for packaging, adhesive tapes and paper labels. Demand for coatings and construction materials was down significantly due to the downturn in the housing industry, particularly in North America and EMEA.

EBITDA for 2009 was $518 million compared with $731 million for 2008. EBITDA for 2009 was reduced by $172 million of restructuring charges and by an $82 million increase in cost of sales related to the fair valuation of Rohm and Haas inventories. As a result of these charges and the decrease in sales, EBITDA declined in 2009 despite lower raw material and freight costs and lower SG&A expenses. EBITDA for 2008 included $39 million of restructuring charges.

Coatings and Infrastructure Outlook for 2011

Coatings and Infrastructure sales are expected to increase in 2011, driven by the gradual recovery of new residential construction in the United States and continued growth in insulation products due to more stringent energy codes. Innovation projects, like POWERHOUSETM solar shingles, are expected to commercially launch in the second half of 2011. Dow Coating Materials sales are also expected to increase, especially in emerging geographies, driven by higher demand for architectural coatings. Demand for industrial coatings is expected to remain flat. Price increases are expected across most businesses in response to projected higher raw material costs in 2011.

HEALTH AND AGRICULTURAL SCIENCES

Dow AgroSciences is a global leader in providing agricultural and plant biotechnology products, pest management solutions and healthy oils. The business invents, develops, manufactures and markets products for use in agriculture, industrial and commercial pest management, and food service.

Health and Agricultural Sciences Actual Results In millions	2010	2009	2008
Sales	$4,869	$4,522	$4,535
EBITDA	$640	$573	$872

Health and Agricultural Sciences 2010 Actual Versus 2009 Pro Forma 2009 Pro Forma Versus 2008 Pro Forma In millions	2010	2009	2008
Sales	$4,869	$4,537	$4,609
Price change from comparative period	(4)%	(6)%	N/A
Volume change from comparative period	11%	4%	N/A
Equity earnings	$2	$2	$4
EBITDA	$640	$577	$892
Certain items impacting EBITDA	-	$15	$(49)

2010 Actual Versus 2009 Pro Forma

Health and Agricultural sales were a record $4,869 million in 2010, up from $4,537 million in 2009. Sales increased 7 percent, with volume up 11 percent and price down 4 percent. With the launch of SmartStaxTM technology, growth in the corn, soybean and cotton portfolios, and new seed acquisitions, the Seeds, Traits and Oils business reported a 25 percent increase in volume. New agricultural chemicals products also posted strong volume growth, increasing 34 percent as pyroxsulam cereal herbicide sales doubled, and penoxsulam rice herbicide, aminopyralid range and pasture herbicide and spinetoram insecticide recorded double-digit growth. The price decline when compared with the same period last year was the result of continued generic competition on commodity agricultural chemicals. AgroFresh reported modest volume growth in all geographic areas in 2010.

EBITDA for 2010 was $640 million, compared with $577 million in 2009. EBITDA increased as sales volume gains in the Seeds, Traits and Oils business, new product growth, and continued portfolio management more than offset lower pricing on commodity agricultural chemicals and increased investment in R&D and SG&A to support growth initiatives. Results for 2009 were favorably impacted by a $15 million reduction in the 2007 restructuring reserve, originally related to pre-acquisition contract termination fees between the Company and Rohm and Haas. See Note C to the Consolidated Financial Statements for information on restructuring charges.

2009 Versus 2008 (Pro Forma Comparison)

Health and Agricultural sales were $4,537 million in 2009, down from $4,609 million in 2008. Sales decreased 2 percent as prices declined 6 percent (half due to currency), while volume increased 4 percent. Reduced farm income and tighter credit markets in many regions created significant downward pricing pressure during 2009. Prices declined as farm income was negatively impacted by falling crop commodity prices combined with the relatively higher costs of purchases made earlier in the year. The commodity product glyphosate accounted for the vast majority of the overall decline in prices compared with 2008. Volume increased as new seed acquisitions and growth in the corn, soybean and sunflower portfolios resulted in 33 percent sales growth in the Seeds, Traits and Oils business. Volume for new agricultural chemicals products also increased as pyroxsulam sales more than tripled and penoxsulam and spinetoram had continued strong growth. AgroFresh posted record sales volume growth compared with 2008 as SMARTFRESHTM technology for maintaining the just-harvested quality and freshness of fruits and vegetables continued to receive excellent channel support in all geographic areas.

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

Health and Agricultural Sciences Outlook for 2011

Health and Agricultural Sciences sales for 2011 are expected to grow above the levels achieved in 2010. Volume is anticipated to increase in key regions as the agricultural industry benefits from strong global demand for agricultural products. SmartStaxTM technology, which is already considered an industry leading corn stacked trait, will enter its second year of commercial production in 2011. Continued sales growth of new products pyroxsulam, spinetoram, penoxsulam, and aminopyralid is also anticipated in 2011. Investments in technology, capacity and geographic reach in the Seeds, Traits and Oils business remain a priority.

PERFORMANCE SYSTEMS

The Performance Systems segment consists of the following businesses: Dow Automotive Systems; Dow Elastomers; Dow Wire and Cable; Dow Formulated Systems; Dow Oil and Gas; and Dow Fiber Solutions. These businesses produce a wide variety of products with a broad range of applications – automotive interiors and exteriors, footwear, mattresses, specialty films, wind turbines, transportation, waterproofing membranes, and electrical and telecommunication applications.

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

Performance Systems Actual Results In millions	2010	2009	2008
Sales	$6,676	$5,782	$7,531
EBITDA	$855	$668	$235

Performance Systems 2010 Actual Versus 2009 Pro Forma 2009 Pro Forma Versus 2008 Pro Forma In millions	2010	2009	2008
Sales	$6,676	$5,902	$8,294
Price change from comparative period	6%	(11)%	N/A
Volume change from comparative period	7%	(18)%	N/A
Volume change, excluding divestitures	15%	N/A	N/A
Equity earnings	$8	$4	$(2)
EBITDA	$855	$666	$279
Certain items impacting EBITDA	$(2)	$(29)	$(287)

2010 Actual Versus 2009 Pro Forma

Performance Systems sales for 2010 were $6,676 million, up 13 percent from $5,902 million in 2009. Volume increased 7 percent and price increased 6 percent, with both volume and price improvement reported in all businesses and all geographic areas. Dow Formulated Systems led volume growth for the segment, as demand for formulations related to alternative energy and energy efficiency rebounded from the global economic slowdown. Demand was also strong in the transportation, adhesives and packaging industries, while demand for wire and cable applications increased to a lesser extent. Offsetting these increases were reductions in volume due to the divestiture of Synthetic Rubber and certain products from Dow Automotive Systems in the second quarter of 2010, as part of the Styron divestiture. Excluding the impact of these divestitures, volume increased 15 percent for the segment. Dow Elastomers reported the most significant increase in price, due to tight supply/demand balances during the year.

EBITDA for 2010 was $855 million, compared with $666 million in 2009. EBITDA in 2010 included a $7 million net gain on the sale of Styron and a $9 million write-off of capital project spending in Dow Automotive Systems. EBITDA in 2009 was reduced by a $30 million increase in cost of sales related to the fair valuation of inventories acquired from Rohm and Haas and was favorably impacted $1 million from the sale of the Company’s ownership interest in OPTIMAL. Compared with last year, EBITDA improved as volume growth, higher prices, improved operating rates, and lower R&D expenses due to recent divestitures more than offset higher feedstock and energy and other raw material costs.

2009 Versus 2008 (Pro Forma Comparison)

Performance Systems sales were $5,902 million in 2009, down from $8,294 million in 2008. Sales declined 29 percent with volume declining 18 percent and prices declining 11 percent. The decrease in volume was broad-based across all geographic areas and most businesses, with declines driven by the global economic slowdown in the automotive, construction and utility industries. The drop in prices was also broad-based, with decreases reported in all geographic areas, driven by lower feedstock and other raw material costs.

EBITDA for 2009 was $666 million, compared with $279 million in 2008. EBITDA increased from 2008 as a decrease in raw material and feedstock costs, lower freight costs, and lower R&D and SG&A expenses offset lower selling prices and lower volume. EBITDA for 2009 was reduced by a $30 million increase in cost of sales related to the fair valuation of inventories acquired from Rohm and Haas and was favorably impacted by $1 million from the sale of the Company’s ownership interest in OPTIMAL. EBITDA for 2008 was negatively impacted by a goodwill impairment loss of $209 million associated with Dow Automotive Systems (See Note I to the Consolidated Financial Statements), costs of $6 million related to the U.S. Gulf Coast hurricanes, and restructuring charges of $72 million related to the closure or impairment of several manufacturing facilities. See Note C to the Consolidated Financial Statements for information on restructuring charges.

Performance Systems Outlook for 2011

Performance Systems sales are expected to increase in 2011 as recovery in the transportation, packaging, building and construction, and infrastructure-related industries continues, particularly in emerging geographies. Dow Formulated Systems volume is expected to continue to grow, with increased demand in energy efficiency and alternative energy applications. Dow Elastomers is also expected to experience continued growth with the introduction of the ENLIGHTTM encapsulant films, which began commercial-scale production in late 2010 in Findlay, Ohio. Performance Systems expects increased prices in 2011, driven by projected higher feedstock and other raw material costs. The anticipated start-up of a new specialty elastomers production train at a joint venture in Thailand will increase capacity and expand the Company’s presence in Asia Pacific.

PERFORMANCE PRODUCTS

The Performance Products segment consists of the following businesses: Amines; Emulsion Polymers (through the June 17, 2010 divestiture of Styron); Epoxy; Oxygenated Solvents; Performance Monomers; Polyglycols, Surfactants and Fluids; Polyurethanes; Dow Haltermann; and SAFECHEM. These businesses produce a wide variety of products with a broad range of applications – adhesives and deicing fluids, solvents, paper and paperboard applications, carpet backing and home furnishings. The segment also includes a portion of the results of the OPTIMAL Group of Companies (through the September 30, 2009 divestiture of this group of joint ventures) and the SCG-Dow Group of joint ventures.

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

Performance Products Actual Results In millions	2010	2009	2008
Sales	$10,903	$8,938	$12,114
EBITDA	$1,311	$1,151	$1,049

Performance Products 2010 Actual Versus 2009 Pro Forma 2009 Pro Forma Versus 2008 Pro Forma In millions	2010	2009	2008
Sales	$10,903	$9,065	$13,026
Price change from comparative period	15%	(18)%	N/A
Volume change from comparative period	5%	(12)%	N/A
Volume change, excluding divestitures	14%	N/A	N/A
Equity earnings	$5	$31	$52
EBITDA	$1,311	$1,107	$1,060
Certain items impacting EBITDA	$(84)	$43	$(117)

2010 Actual Versus 2009 Pro Forma

Performance Products sales were $10,903 million in 2010, up 20 percent from $9,065 million in 2009. Price increased 15 percent, driven primarily by increased feedstock and energy and other raw material costs, while volume increased 5 percent, as the global economic recovery led to increased demand. Prices increased in all businesses within the segment, and double-digit price increases were reported in all geographic areas. Compared with last year, volume growth was negatively impacted by the sale of the Company’s Emulsion Polymers assets as part of the Styron divestiture completed on June 17, 2010. Excluding the impact of the Emulsion Polymers divestiture, volume was up 14 percent, with increases in most businesses and all geographic areas. Strong growth was reported by the Epoxy business, up 30 percent driven by improved demand for resins used in the automotive and electronic industries and new product supply agreements with Styron. Oxygenated Solvents also reported a significant volume gain of 22 percent, driven by the economic recovery, especially in North America and Asia Pacific.

EBITDA for 2010 was $1,311 million, up from $1,107 million in 2009. Compared with last year, higher prices and volume, improved operating rates, and lower R&D and SG&A expenses more than offset higher raw materials costs, higher manufacturing and supply chain costs, and lower equity earnings due to costs associated with the start-up of a new joint venture. EBITDA for 2010 was negatively impacted by $15 million in adjustments to the 2009 restructuring plan and asset impairment charges and related costs of $48 million in the Polyurethanes business and a $34 million write-off of capital project spending and related costs in the Epoxy business, and was favorably impacted by a $13 million net gain on the sale of Styron. EBITDA for 2009 was positively impacted by a gain of $145 million on the sale of the Company’s ownership interest in OPTIMAL, partially offset by restructuring charges of $73 million, an increase in cost of sales of $22 million related to the fair valuation of Rohm and Haas inventories, and a $7 million charge related to the impairment of goodwill associated with the Dow Haltermann reporting unit.

2009 Versus 2008 (Pro Forma Comparison)

Performance Products sales were $9,065 million in 2009, down from $13,026 million in 2008. Sales declined 30 percent with prices declining 18 percent and volume declining 12 percent. The sharp drop in prices was largely driven by a decline in feedstock and energy and other raw material costs. Volume was down in all businesses as a result of weak global demand. From a geographic standpoint, North America and EMEA experienced substantial volume declines, while the decline in Latin America was less pronounced, and Asia Pacific reported a slight volume increase.

EBITDA for 2009 was $1,107 million, up from $1,060 million in 2008. Compared with 2008, the benefits of lower raw material and freight costs and lower SG&A and R&D expenses were more than offset by declines in price and volume. EBITDA for 2009 was positively impacted by a gain of $145 million on the sale of the Company’s ownership interest in OPTIMAL, partially offset by restructuring charges of $73 million and an increase in cost of sales of $22 million related to the fair valuation of Rohm and Haas inventories. EBITDA for 2008 was negatively impacted by costs of $78 million related to the U.S. Gulf Coast hurricanes and restructuring charges of $39 million related to the closure of several manufacturing facilities. See Note C to the Consolidated Financial Statements for information on restructuring charges.

Performance Products Outlook for 2011

The global economic recovery is expected to continue in 2011, with higher selling prices within the segment, largely driven by higher projected feedstock and energy costs. Pricing may come under pressure for some of the businesses, as new industry capacity is anticipated in 2011. Moderate volume growth is expected, driven by continued strong demand and the anticipated start-up of propylene oxide production at a consolidated joint venture in Thailand.

PLASTICS

The Plastics segment includes the following businesses: Polyethylene; Polypropylene; Styrenics (through the June 17, 2010 divestiture of Styron); Plastics, Licensing and Catalyst; and Polycarbonate and Compounds and Blends (through the June 17, 2010 divestiture of Styron). These world-leading businesses provide a broad range of products and solutions by leveraging Dow’s leading manufacturing and application technology, research and product development expertise, extensive market knowledge and strong customer relationships. Product applications range from beverage bottles, disposable diaper liners and toys to plastic pipe, oil tanks and road equipment. The Plastics segment also includes the results of Equipolymers, Americas Styrenics LLC (through the June 17, 2010 divestiture of Styron) and Univation Technologies, LLC, and a portion of the results of EQUATE Petrochemical Company K.S.C., The Kuwait Olefins Company K.S.C. and the SCG-Dow Group, all joint ventures of the Company.

On March 2, 2010, Dow announced the entry into a definitive agreement to sell Styron to an affiliate of Bain Capital Partners; the transaction closed on June 17, 2010. Businesses and products sold included Styrenics (polystyrene, acrylonitrile butadiene styrene, styrene acrylonitrile and expandable polystyrene), Polycarbonate and Compounds and Blends, as well as the Company’s 50-percent ownership interest in Americas Styrenics LLC, a principal nonconsolidated affiliate; all of which were reported in the Plastics segment through the date of the divestiture. See Note E to the Consolidated Financial Statements for additional information on this divestiture.

For the Plastics segment, there was no difference between actual and pro forma sales and EBITDA for 2009 and 2008.

Plastics Actual Results In millions	2010	2009	2008
Sales	$11,551	$9,925	$14,240
Price change from comparative period	24%	(27)%	N/A
Volume change from comparative period	(8)%	(3)%	N/A
Volume change, excluding divestitures	1%	N/A	N/A
Equity earnings	$255	$112	$115
EBITDA	$2,910	$1,665	$1,746
Certain items impacting EBITDA	$7	$(66)	$(194)

2010 Versus 2009

Plastics sales for 2010 were $11,551 million, up 16 percent from $9,925 million in 2009, with price up 24 percent and volume down 8 percent. Global economic conditions began to improve during the second half of 2009 and this momentum carried over into 2010. Feedstock and energy costs were significantly higher than in 2009, driving double-digit price increases in all geographic areas. The decline in volume for the segment reflected the divestiture of the Styrenics and Polycarbonate and Compounds and Blends businesses as part of the June 17, 2010 divestiture of Styron. Sales volume, excluding the impact of the Styron divestiture, was up 1 percent from 2009. Sales volume during the first half of 2010 was negatively impacted by planned maintenance turnarounds at the Company’s polyethylene and polypropylene production facilities in North America and Europe. Production was also negatively impacted during the first half of the year by an unplanned site outage at the Company’s polypropylene production facility in Schkopau, Germany, and by ethylene supply limitations at the Company’s Bahia Blanca polyethylene facility in Argentina. With the completion of the maintenance turnarounds and resolution of the outages, production returned to normal levels during the second half of 2010 and demand was strong. Polypropylene volume was significantly higher in North America and EMEA as demand in the consumer goods, automotive and packaging sectors was particularly strong.

EBITDA for 2010 was $2,910 million, up from $1,665 million in 2009. While feedstock and energy and other raw materials costs were significantly higher than those of 2009, these increases were more than offset by higher prices and improved equity earnings from the Company’s joint ventures in Kuwait. EBITDA for 2010 included a $7 million net gain on the divestiture of Styron. EBITDA in 2009 was impacted by $65 million of impairment charges related to the Company’s investment in Equipolymers, a nonconsolidated affiliate, and $1 million of restructuring charges. See Note C to the Consolidated Financial Statements for information on restructuring charges.

2009 Versus 2008

Plastics sales for 2009 were $9,925 million, down 30 percent from $14,240 million in 2008. Double-digit price declines were reported in all geographic areas during 2009. The decline in feedstock costs and the weak pricing environment that developed in late 2008 carried forward into 2009, resulting in prices that were 27 percent lower than those of 2008. After reaching a low point during the first quarter of 2009, prices improved during the remainder of the year. Volume was negatively impacted by weak global economic conditions, declining 3 percent for the year. Volume improved, however, in Asia Pacific and Latin America and as the economic recovery began to gather momentum and demand increased. Lower natural gas and other feedstock prices in North America, as well as delays in the startup of new Middle East industry production capacity, resulted in economic conditions that favored the export of North American production into these geographic areas. Volume in North America and EMEA was lower as weak economic conditions persisted throughout the year. The volume decline in North America also reflected the May 2008 formation of Americas Styrenics LLC.

EBITDA for 2009 was $1,665 million, down from $1,746 million in 2008. While Plastics benefited from a significant decline in feedstock costs, lower raw material and freight costs and lower SG&A expenses, these favorable impacts were more than offset by the decline in prices. Equity earnings were down slightly from 2008 as improved earnings from Americas Styrenics LLC, The Kuwait Olefins Company K.S.C., LG DOW Polycarbonate Limited and Siam Polyethylene were more than offset by lower earnings from EQUATE. EBITDA in 2009 was impacted by $65 million of impairment charges related to the Company’s investment in Equipolymers, a nonconsolidated affiliate, and $1 million of restructuring charges. EBITDA in 2008 was reduced by restructuring charges totaling $148 million. The 2008 restructuring charges reflect the write-down of the Company’s investment in a project to form a joint venture in Oman with the Oman Petrochemicals Industries Company LLC; costs related to the shutdown of production facilities (Terneuzen, The Netherlands; Freeport, Texas; and Riverside, Missouri); as well as costs associated with the permanent shutdown of the operations of the Pétromont and Company, Limited Partnership (“Pétromont”) joint venture in Varennes, Canada. EBITDA in 2008 also included a goodwill impairment loss of $30 million associated with the polypropylene reporting unit (see Note I to the Consolidated Financial Statements), as well as costs of $16 million related to the U.S. Gulf Coast hurricanes.

Plastics Outlook for 2011

Feedstock and energy costs are expected to increase in 2011 as global economic conditions continue to improve. In North America, stable natural gas prices are expected to help U.S. Gulf Coast polyethylene production maintain a competitive position globally. The Company will continue to focus on higher margin, differentiated products and operating efficiencies to minimize the potential impact of higher and volatile propylene costs. Both polyethylene and polypropylene are expected to face increased competition from new industry capacity that came on-line in 2009 and 2010 and additional industry capacity expected to come on-line during 2011. The segment is also expected to be favorably impacted by the SCG-Dow Group’s solutions polyethylene plant in Thailand that came on-line in the fourth quarter of 2010. Equity earnings from the Company’s joint ventures in Kuwait and Univation Technologies, LLC are also expected to improve in 2011.

CHEMICALS AND ENERGY

The Chemicals and Energy segment includes the following businesses: Chlor-Alkali/Chlor-Vinyl; Energy; Ethylene Oxide/Ethylene Glycol; and Chlorinated Organics. The Chlor-Alkali/Chlor-Vinyl business focuses on the production of chlorine for consumption by downstream Dow derivatives, as well as production, marketing and supply of ethylene dichloride, vinyl chloride monomer and caustic soda. These products are used for applications such as alumina production, pulp and paper manufacturing, soaps and detergents, and building and construction. The Energy business supplies power, steam and other utilities, principally for use in Dow’s global operations. The Ethylene Oxide/Ethylene Glycol business is the world’s largest producer of purified ethylene oxide, principally used in Dow’s downstream performance derivatives. Dow is also a key supplier of ethylene glycol to MEGlobal, a 50:50 joint venture. Ethylene glycol is used in polyester fiber, polyethylene terephthalate (PET) for food and beverage container applications, polyester film, and aircraft and runway deicers. Also included in the Chemicals and Energy segment are the results of MEGlobal and a portion of the results of EQUATE Petrochemical Company K.S.C., The Kuwait Olefins Company K.S.C. and the OPTIMAL Group of Companies (through the September 30, 2009 divestiture of this group of companies), all joint ventures of the Company.

For the Chemicals and Energy segment, there was no difference between actual and pro forma sales and EBITDA for 2009 and 2008.

Chemicals and Energy Actual Results In millions	2010	2009	2008
Sales	$3,485	$2,816	$4,893
Price change from comparative period	18%	(27)%	N/A
Volume change from comparative period	6%	(15)%	N/A
Equity earnings	$344	$163	$214
EBITDA	$574	$103	$278
Certain items impacting EBITDA	-	$118	$(147)

2010 Versus 2009

Chemicals and Energy sales were $3,485 million in 2010, up 24 percent from $2,816 million in 2009. Compared with last year, price was up 18 percent, with increases reported across all businesses and geographic areas. Volume improved 6 percent for the segment, as volume gains in the Chlor-Alkali/Chlor-Vinyl and Energy businesses more than offset declines in the Ethylene Oxide/Ethylene Glycol (“EO/EG”) business. Sales for the Chlor-Alkali/Chlor-Vinyl business increased 28 percent over 2009, driven by a 19 percent increase in price and 9 percent increase in volume. Vinyl chloride monomer (“VCM”) price and volume increased in response to higher ethylene costs and strong U.S. polyvinyl chloride (“PVC”) export demand. Caustic soda volume improved due to increased demand in the alumina and pulp and paper industries. Sales for the EO/EG business were down compared with 2009, as a 21 percent decrease in volume more than offset a 19 percent increase in price. EO/EG volume declined as expected, due to the business’ strategic shift to supply purified ethylene oxide to internal derivative businesses, and the closure of the Company’s Wilton, England facility in January 2010. Sales for the Chlorinated Organics business increased due to improved pricing in refrigerants, fluoropolymers and solvent applications, as well as an improvement in volume. Sales for the Energy business increased 34 percent compared with 2009, with volume up 31 percent and price up 3 percent. Sales for the Energy business are primarily opportunistic merchant sales driven by market conditions and sales to customers located on Dow manufacturing sites. Sales fluctuate as the Company balances energy supply and demand at its manufacturing sites; however, the improving economy offered more opportunities for merchant sales in 2010. The Energy business supplies Dow’s businesses at net cost, resulting in EBITDA that is at or near break-even for the business.

EBITDA for 2010 was $574 million, up significantly from $103 million in 2009, which included a $193 million gain on the sale of the Company’s ownership interest in OPTIMAL, offset by $75 million of restructuring costs. EBITDA in 2010 improved significantly due to higher prices and volume, improved operating rates and higher equity earnings from EQUATE, MEGlobal and The Kuwait Olefins Company K.S.C.

2009 Versus 2008

Chemicals and Energy sales were $2,816 million in 2009, down 42 percent from $4,893 million in 2008. Both volume and prices were down across all businesses, primarily due to unfavorable supply/demand balances. Chlor-Alkali/Chlor-Vinyl sales decreased 41 percent compared with 2008, with a 34 percent decrease in prices and a 7 percent decrease in volume. Prices for VCM were down compared with 2008 on weak demand in the housing and construction industries. Volume for VCM was essentially unchanged as increased sales to customers exporting polyvinyl chloride offset the decline in North American domestic demand. Caustic soda sales were impacted by weak demand in the alumina, chemical processing and pulp and paper industries, driving both prices and volume down. EO/EG sales decreased 55 percent versus 2008, with a 32 percent decrease in volume and a 23 percent decrease in prices. Compared with 2008, EG volume declined due to pressure from new industry capacity, while prices declined due to lower ethylene prices and weak demand.

EBITDA for 2009 was $103 million, compared with $278 million in 2008. EBITDA for 2009 was positively impacted by a $193 million gain on the sale of OPTIMAL, offset by restructuring charges of $75 million. EBITDA in 2008 was negatively impacted by hurricane-related costs of $44 million and restructuring charges of $103 million related to the impairment of the ethylene oxide/ethylene glycol EO/EG plant at Wilton, England; the impairment of the chlorinated organics plant in Aratu, Brazil; and the closure of the chlor-alkali plant in Oyster Creek, Texas (see Note C to the Consolidated Financial Statements for information on restructuring charges). EBITDA declined in 2009, as the benefit of significantly lower feedstock and energy costs and increased equity earnings from The Kuwait Olefins Company K.S.C. were more than offset by lower prices, lower volume, and declines in equity earnings from EQUATE and OPTIMAL.

Chemicals and Energy Outlook for 2011

The Chemicals and Energy segment expects overall market conditions to be consistent with 2010. VCM sales are expected to decline in 2011 due to the Company’s planned reduction of North American VCM production capacity. Additional chlor-alkali industry capacity is expected to come on-line during the second half of 2011, but increasing global demand should keep supply and demand consistent with 2010. The EO/EG business is completing a strategic shift to produce purified EO for the internal Dow derivative businesses; this will result in lower sales volume in 2011. Chlorinated Organics sales are expected to decline in 2011 due to maintenance turnarounds scheduled for 2011. Equity earnings are anticipated to be in line with 2010.

In the fourth quarter of 2010, Dow and Mitsui & Co., Ltd. formed a 50:50 manufacturing joint venture to construct, own and operate a new membrane chlor-alkali facility located at Dow’s Freeport, Texas, integrated manufacturing complex. Construction is slated to begin in early 2011, and operations are expected to begin in mid-2013. The new facility will have an annual capacity of approximately 800 kilotons. Under contract to the joint venture, Dow will operate and maintain the facility and the joint venture is consolidated into Dow’s consolidated financial statements.

HYDROCARBONS

The Hydrocarbons business encompasses the procurement of fuels, natural gas liquids and crude oil-based raw materials, as well as the supply of monomers, principally for use in Dow’s global operations. The business regularly sells its by-products and buys and sells its products to balance regional production capabilities and derivative requirements. The business also sells products to certain Dow joint ventures. The Hydrocarbons segment also includes the results of Compañía Mega S.A. and a portion of the results of The Kuwait Olefins Company K.S.C. and the SCG-Dow Group, joint ventures of the Company.

On March 2, 2010, Dow announced the entry into a definitive agreement to sell Styron to an affiliate of Bain Capital Partners; the transaction closed on June 17, 2010. Businesses and products sold included certain styrene monomer assets, which were reported in the Hydrocarbons segment through the date of the divestiture. See Note E to the Consolidated Financial Statements for additional information on this divestiture.

For the Hydrocarbons segment, there was no difference between actual and pro forma sales and EBITDA for 2009 and 2008.

Hydrocarbons Actual Results In millions	2010	2009	2008
Sales	$5,442	$3,892	$8,340
Price change from comparative period	35%	(28)%	N/A
Volume change from comparative period	5%	(25)%	N/A
Volume change, excluding divestitures	38%	N/A	N/A
Equity earnings	$63	$33	$41
EBITDA	$(1)	$391	$(70)
Certain items impacting EBITDA	-	$392	$(61)

2010 Versus 2009

Hydrocarbons sales were $5,442 million in 2010, up 40 percent from $3,892 million in 2009, with prices increasing 35 percent and volume increasing 5 percent. The increase in selling prices was a result of higher feedstock and energy costs, driven by demand improvements across the industry, while the Company’s product supply agreements with Styron led to an increase in trade sales volume compared with 2009.

The Company uses derivatives of crude oil and natural gas as feedstock in its ethylene facilities. The Company’s cost of purchased feedstock and energy increased $5.0 billion in 2010. Crude oil prices increased, and on average, 2010 prices were $18 per barrel (29 percent) higher than 2009 levels. North American natural gas prices also increased in 2010, and were approximately $0.50 per million Btu higher than in 2009, an increase of 13 percent.

The Hydrocarbons business transfers materials to Dow’s derivative businesses at net cost, which results in EBITDA that is typically at or near breakeven. EBITDA for 2010 was a loss of $1 million, compared with income of $391 million in 2009. EBITDA for 2009 included a $457 million gain on the sale of the Company’s ownership interest in TRN and restructuring charges of $65 million, primarily related to the Company’s decision to shut down an ethylene manufacturing facility in Hahnville, Louisiana.

2009 Versus 2008

Hydrocarbons sales were $3,892 million in 2009, down significantly from $8,340 million in 2008. The decrease in selling prices in 2009 was driven by the impact of the global economic recession and the unprecedented decline of crude oil and other commodity prices that began in the fourth quarter of 2008 and continued into 2009. Volume declined sharply in 2009 due to lower ethylene cracker operating rates and lower refinery sales as a result of a planned maintenance turnaround at TRN and the September 1, 2009 sale of the Company’s ownership interest in TRN.

The Company’s cost of purchased feedstock and energy declined $10.2 billion (40 percent) in 2009. Crude oil prices decreased, and on average, 2009 prices were $36 per barrel (37 percent) lower than 2008 levels. North American natural gas prices also decreased significantly, and were approximately $5.04 per million Btu lower than in 2008, a decrease of 56 percent.

EBITDA for 2009 was $391 million, driven by a $457 million gain on the sale of the Company’s interest in TRN and restructuring charges of $65 million. EBITDA for 2008 was a loss of $70 million, primarily due to hurricane-related costs of $43 million and restructuring charges of $18 million.

Hydrocarbons Outlook for 2011

Crude oil and feedstocks are expected to remain volatile and sensitive to external factors such as economic activity and geopolitical tensions. In 2011, the Company expects crude oil prices, on average, to be higher than 2010. Demand is expected to grow in line with, or above, gross domestic product. Ethylene margins are expected to fluctuate due to variability in economic recovery and new industry capacity.

CORPORATE

Included in the results for Corporate are:

•	results of insurance company operations,
•	results of Morton International, Inc. (through the October 1, 2009 divestiture of this business; see Note E to the Consolidated Financial Statements),
•	gains and losses on sales of financial assets,
•	stock-based compensation expense and severance costs,
•	changes in the allowance for doubtful receivables,
•	expenses related to Ventures,
•	asbestos-related defense and resolution costs,
•	foreign exchange hedging results, and
•	certain overhead and other cost recovery variances not allocated to the operating segments.

Corporate Actual Results In millions	2010	2009	2008
Sales	$343	$705	$323
EBITDA	$(1,444)	$(1,133)	$(1,005)

Corporate 2010 Actual Versus 2009 Pro Forma 2009 Pro Forma Versus 2008 Pro Forma In millions	2010	2009	2008
Sales	$343	$1,095	$1,539
Equity earnings	$(16)	$(8)	$(8)
EBITDA	$(1,444)	$(1,092)	$(1,092)
Certain items impacting EBITDA	$(230)	$(623)	$(784)

2010 Actual Versus 2009 Pro Forma

Sales for Corporate, which for 2010 primarily related to the Company’s insurance operations, were $343 million in 2010, down from $1,095 million in 2009, which also included the results of Morton International, Inc. (“Morton,” the Salt business acquired with the Rohm and Haas acquisition) through the fourth quarter of 2009 divestiture of the business.

EBITDA for 2010 was a loss of $1,444 million, compared with a loss of $1,092 million in the same period last year. EBITDA for 2010 was lower due to increased performance-based compensation (including stock-based compensation and increased expense related to higher employee participation in the Employees’ Stock Purchase Plan) and the absence of earnings from Morton. Additionally, EBITDA was reduced by integration costs of $143 million related to the acquisition of Rohm and Haas, $50 million of labor-related litigation costs, a charge of $47 million for an obligation related to a past divestiture, and a $46 million loss on the early extinguishment of debt. EBITDA for 2010 was favorably impacted by a $54 million reduction in the asbestos-related liability and $2 million in net adjustments to prior year restructuring plans.

EBITDA for 2009 was reduced by costs related to the April 1, 2009 acquisition of Rohm and Haas of $362 million, including $166 million of other transaction and integration costs expensed in accordance with the accounting guidance for business combinations, $60 million of acquisition-related retention expenses, a $56 million loss on the early extinguishment of debt, and $80 million of transaction and other acquisition costs incurred by Rohm and Haas prior to the April 1, 2009 acquisition. EBITDA was also impacted by $224 million of 2009 restructuring charges, including employee-related severance expenses of $155 million, environmental obligations of $64 million, and $5 million of asset write-offs; plus $28 million in adjustments related to prior year restructuring plans. EBITDA for 2009 was further reduced by $7 million of IPR&D write-offs and $2 million of costs related to the 2008 hurricanes.

2009 Versus 2008 (Pro Forma Comparison)

Sales for Corporate, which for 2009 and 2008 primarily related to Morton and the Company’s insurance operations, were $1,095 million in 2009, down from $1,539 million in 2008, reflecting the fourth quarter 2009 divestiture of Morton.

EBITDA for 2009 was a loss of $1,092 million, unchanged from 2008. EBITDA for 2009 was reduced by costs related to the April 1, 2009 acquisition of Rohm and Haas of $362 million, $224 million of 2009 restructuring charges and $28 million in adjustments related to prior year restructuring plans. EBITDA for 2009 was further reduced by $7 million of IPR&D write-offs and $2 million of costs related to the 2008 hurricanes.

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

Sales Price and Volume by Operating Segment and Geographic Area Pro Forma Comparison
		2010			2009
Percent change from prior year	Volume	Price	Total	Volume	Price	Total
Operating Segments:
Electronic and Specialty Materials	19%	-	19%	(16)%	(3)%	(19)%
Coatings and Infrastructure	(3)	7%	4	(16)	(7)	(23)
Health and Agricultural Sciences	11	(4)	7	4	(6)	(2)
Performance Systems	7	6	13	(18)	(11)	(29)
Performance Products	5	15	20	(12)	(18)	(30)
Plastics	(8)	24	16	(3)	(27)	(30)
Chemicals and Energy	6	18	24	(15)	(27)	(42)
Hydrocarbons	5	35	40	(25)	(28)	(53)
Total	2%	13%	15%	(13)%	(17)%	(30)%
Geographic Areas:
United States	2%	15%	17%	(19)%	(14)%	(33)%
Europe, Middle East and Africa (1)	-	13	13	(15)	(20)	(35)
Rest of World	4	12	16	(4)	(17)	(21)
Total	2%	13%	15%	(13)%	(17)%	(30)%
(1)	Sales to customers in the Middle East and Africa, previously reported with Rest of World, are now aligned with Europe, Middle East and Africa; prior period sales have been adjusted to reflect this realignment.

Sales Price and Volume by Operating Segment and Geographic Area Pro Forma Comparison, Excluding Divestitures (1)
	2010
Percent change from prior year	Volume	Price	Total
Operating Segments:
Electronic and Specialty Materials	19%	-	19%
Coatings and Infrastructure	4	8%	12
Health and Agricultural Sciences	11	(4)	7
Performance Systems	15	6	21
Performance Products	14	17	31
Plastics	1	27	28
Chemicals and Energy	6	18	24
Hydrocarbons	38	46	84
Total	12%	14%	26%
Geographic Areas:
United States	12%	17%	29%
Europe, Middle East and Africa (2)	12	15	27
Rest of World	10	13	23
Total	12%	14%	26%

(1)    Excludes sales of the Salt business of Rohm and Haas divested on October 1, 2009, sales related to TRN divested on September 1, 2009, sales of the acrylic monomer business and a portion of the specialty latex business divested on January 25, 2010, sales of the Powder Coatings business divested on June 1, 2010 and sales of Styron divested on June 17, 2010.

(2)    Sales to customers in the Middle East and Africa, previously reported with Rest of World, are now aligned with Europe, Middle East and Africa; prior period sales have been adjusted to reflect this realignment.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

Cash Flow Summary In millions	2010	2009	2008
Cash provided by (used in):
Operating activities	$4,102	$2,075	$4,711
Investing activities	135	(14,767)	(2,737)
Financing activities	(178)	12,659	(978)
Effect of exchange rate changes on cash	88	79	68
Cash assumed in initial consolidation of variable interest entities	46	-	-
Net increase in cash and cash equivalents	$4,193	$46	$1,064

Cash provided by operating activities in 2010 increased significantly compared with 2009 primarily due to increased earnings. Cash provided by operating activities in 2009 declined compared with 2008 due to an increase in working capital requirements primarily driven by an increase in trade accounts receivable. The increase in trade accounts receivable reflected the increase in sales toward the end of 2009 versus the end of 2008 primarily due to the acquisition of Rohm and Haas in 2009.

Cash provided by investing activities in 2010 reflected proceeds from the divestiture of Styron, as well as other smaller divestitures, proceeds from the change in restricted cash related to the consolidation of a variable interest entity (see Note S to the Consolidated Financial Statements) and the usage of cash for capital expenditures. Cash used in investing activities in 2009 increased over 2008, reflecting the April 1, 2009 acquisition of Rohm and Haas for $15,681 million and the purchase of a previously leased ethylene plant in Canada for $713 million, partially offset by the proceeds from the sale of the Company’s interest in nonconsolidated affiliates (TRN for $742 million and OPTIMAL for $660 million), net proceeds from the sale of Morton ($1,576 million) and lower capital expenditures.

Cash used in financing activities in 2010 included payments on long-term debt and commercial paper, payments on notes payable related to the monetization of accounts receivable in Europe, and the payment of dividends to stockholders, partially offset by the proceeds from issuance of long-term debt. Cash provided by financing activities increased significantly in 2009, reflecting the funding for the acquisition of Rohm and Haas as discussed in further detail below, partially offset by the redemption of the preferred partnership units and accrued dividends of Tornado Finance V.O.F. of $520 million.

Management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

The Company has undertaken several restructuring plans during the past three years as follows:

•

On December 5, 2008, the Board of Directors approved a restructuring plan (the “2008 Plan”) that included the shutdown of a number of facilities and a global workforce reduction. At the end of 2010, these restructuring activities were substantially complete with remaining liabilities primarily related to pension and environmental remediation to be paid over time.

•

Included in the liabilities assumed with the April 1, 2009 acquisition of Rohm and Haas was a reserve of $122 million for severance and employee benefits for the separation of 1,255 employees associated with Rohm and Haas’ 2008 restructuring initiatives. The separations resulted from plant shutdowns, production schedule adjustments, productivity improvements and reductions in support services. These restructuring activities are scheduled to be completed primarily by the third quarter of 2011.

•

On June 30, 2009, following the acquisition of Rohm and Haas, the Board of Directors approved a restructuring plan (the “2009 Plan”) that includes the elimination of approximately 2,500 positions and the shutdown of a number of manufacturing facilities. These restructuring activities are scheduled to be completed primarily by the end of 2011.

The restructuring activities related to the 2008 Plan, the severance reserve assumed from Rohm and Haas and the 2009 Plan are expected to result in additional cash expenditures of approximately $240 million related to severance costs, contract termination fees, asbestos abatement and environmental remediation (see Note C to the Consolidated Financial Statements). The Company expects to incur future costs related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations to ensure competitiveness across its businesses and across geographic areas. Future costs are expected to include demolition costs related to the closed facilities, which will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits and pension plan settlement costs, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

Working Capital at December 31 In millions	2010	2009
Current assets	$23,781	$19,542
Current liabilities	13,896	13,105
Working capital	$9,885	$6,437
Current ratio	1.71:1	1.49:1

Working capital increased from December 31, 2009 to December 31, 2010 principally due to increased cash and cash equivalents. At December 31, 2010, trade receivables were $4.6 billion, down from $5.7 billion at December 31, 2009, primarily due to a change in the way the sale of accounts receivable facilities are being recorded (see Note O to the Consolidated Financial Statements), as well as the divestiture of Styron (see Note E to the Consolidated Financial Statements). Days-sales-outstanding-in-receivables (excluding the impact of sales of receivables) was 43 days at December 31, 2010 compared with 45 days at December 31, 2009. At December 31, 2010, total inventories were $7.1 billion, up from $6.8 billion at December 31, 2009. Days-sales-in-inventory at December 31, 2010 was 62 days versus 64 days at December 31, 2009.

At the end of 2009, the Company’s net debt as a percent of total capitalization had risen to 48.0 percent, due to increased financing related to the acquisition of Rohm and Haas. As shown in the following table, net debt is equal to total debt minus “Cash and cash equivalents.” As Dow continues to strengthen its balance sheet and increase financial flexibility, management is principally focused on net debt, as Dow believes this is the best measure of the Company’s financial leverage. By the end of 2010, net debt as a percent of total capitalization had been reduced to 42.6 percent.

Total Debt at December 31 In millions	2010	2009
Notes payable	$1,467	$2,139
Long-term debt due within one year	1,755	1,082
Long-term debt	20,605	19,152
Gross debt	$23,827	$22,373
Cash and cash equivalents	$7,039	$2,846
Net debt	$16,788	$19,527
Gross debt as a percent of total capitalization	51.3%	51.4%
Net debt as a percent of total capitalization	42.6%	48.0%

Financing Activities

As part of its ongoing financing activities, Dow has the ability to issue promissory notes under its U.S. and Euromarket commercial paper programs. At December 31, 2010, the Company had no commercial paper outstanding. Through January 2011, the Company maintained access to the commercial paper market at competitive rates.

In the event Dow has short-term liquidity needs and is unable to issue commercial paper under these programs for any reason, Dow has the ability to access liquidity through its committed and available $3 billion Three Year Competitive Advance and Revolving Credit Facility Agreement dated June 4, 2010 (the “Revolving Credit Facility”) with various U.S. and foreign banks. The Revolving Credit Facility has a maturity date in June 2013 and provides for interest at a LIBOR-plus rate or Base Rate as defined in the Agreement. The Revolving Credit Facility replaces the previous facility dated April 24, 2006. On March 9, 2009, the Company borrowed $3 billion under the previous facility, and the Company used the funds to finance its day-to-day operations, to repay indebtedness maturing in the ordinary course of business and for other general corporate purposes. At December 31, 2009, all outstanding balances had been repaid. At December 31, 2010, the full $3 billion Revolving Credit Facility was available to the Company.

As a well-known seasoned issuer, the Company filed an automatic shelf registration for an unspecified amount of mixed securities with the SEC on February 19, 2010. Under this shelf registration, the Company may offer common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and stock purchase units with pricing and availability dependent on market conditions; and, on February 19, 2010, registered an unlimited amount of securities for issuance under the Company’s U.S. retail medium-term note program (InterNotes). At December 31, 2010, the Company had Euro 5 billion (approximately $6.7 billion) available for issuance under the Company’s Euro Medium Term Note Program, as well as Japanese yen 50 billion (approximately $600 million) of securities available for issuance under a shelf registration renewed with the Tokyo Stock Exchange effective September 8, 2010, which will expire on September 7, 2012.

During 2010, the Company issued $537 million in InterNotes with varying maturities in 2015, 2017 and 2020, at various interest rates averaging 4.70 percent.

On September 8, 2010, the Company concluded a tender offer for any and all of $145 million of debentures acquired from Rohm and Haas, due June 2020. As a result of the tender offer, the Company redeemed $123 million of the debentures and recognized a $46 million pretax loss on this early extinguishment, included in “Sundry income – net.”

On November 4, 2010, the Company issued $2.5 billion of debt securities in a public offering. The offering included $750 million aggregate principal amount of 2.50 percent notes due 2016 and $1.75 billion aggregate principal amount of 4.25 percent notes due 2020.

On June 4, 2009, the preferred partner of Tornado Finance V.O.F., a consolidated foreign subsidiary of the Company, notified Tornado Finance V.O.F. that the preferred partnership units would be redeemed in full on July 9, 2009 as permitted by the terms of the partnership agreement. On July 9, 2009, the preferred partnership units and accrued dividends were redeemed for a total of $520 million. See Note V to the Consolidated Financial Statements.

On August 21, 2009, the Company executed a buy-back of Euro 175 million of private placement debt acquired from Rohm and Haas and recognized a $56 million pretax loss on early extinguishment, included in “Sundry income – net.”

Between May and December 2009, the Company issued $640 million in InterNotes with varying maturities in 2014, 2016 and 2019, at various interest rates averaging 6.45 percent.

Dow’s public debt instruments and documents for its private funding transactions contain, among other provisions, certain covenants and default provisions. The Company’s most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of the Company’s consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Revolving Credit Facility exceeds $500 million. The ratio of the Company’s consolidated indebtedness to consolidated capitalization as defined in the credit agreements was 0.493 to 1.00 at December 31, 2010. At December 31, 2010, management believes the Company was in compliance with all covenants and default provisions. For information on Dow’s covenants and default provisions, see Note P to the Consolidated Financial Statements.

The Company’s credit rating is investment grade. The Company’s long-term credit ratings are BBB- with a positive outlook (Standard & Poor’s), Baa3 with a stable outlook (Moody’s) and BBB with a stable outlook (Fitch). In the third quarter of 2010, Standard & Poor’s upgraded the Company’s outlook from stable to positive, and in the fourth quarter of 2010, Moody’s upgraded the Company’s outlook from negative to stable. The Company’s short-term credit ratings are A-3 (Standard & Poor’s), P-3 (Moody’s) and F2 (Fitch). If the Company’s credit ratings are downgraded, borrowing costs will increase on certain indentures, and it could have a negative impact on the Company’s ability to access credit markets.

Financing Activities Related to the Acquisition of Rohm and Haas

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

See Notes D, P, W and X to the Consolidated Financial Statements for more information on the acquisition of Rohm and Haas and the corresponding financing activities.

Capital Expenditures

Capital spending for the year was $2,130 million (including $548 million of capital spending by consolidated variable interest entities); see Note B to the Consolidated Financial Statements for information on variable interest entities consolidated at January 1, 2010. Capital spending in 2009 was $1,683 million (including $273 million of capital spending by a consolidated variable interest entity); see Note S to the Consolidated Financial Statements for information on a variable interest entity consolidated in 2009. Capital spending in 2008 was $2,276 million. In 2010, approximately 39 percent of the Company’s capital expenditures were directed toward additional capacity for new and existing products, compared with 43 percent in 2009 and 40 percent in 2008. In 2010, approximately 17 percent was committed to projects related to environmental protection, safety, loss prevention and industrial hygiene compared with 20 percent in 2009 and 18 percent in 2008. The remaining capital was utilized to maintain the Company’s existing asset base, including projects related to productivity improvements, energy conservation and facilities support.

Major projects underway during 2010 included: construction of a new propylene oxide production facility using hydrogen peroxide to propylene oxide technology, a distribution terminal and related infrastructure and utilities in Thailand; conversion of the St. Charles, Louisiana facility to produce only ethylene oxide to support the Company’s business strategy to supply purified ethylene oxide to internal derivative customers; the design and construction of a new chlor-alkali production facility to replace existing facilities in Freeport, Texas; the installation of two new steam boilers in Stade, Germany; and the enhancement of caustic production assets in Freeport, Texas. Additional major projects included construction of a storage cavern for feedstock supply in Canada; new area headquarters and laboratory facilities in Brazil; new brine wells in Brazil; furnace rehabilitations to increase energy utilization in ethylene production at St. Charles, Louisiana; a new centrifugal ethylene compressor in Freeport, Texas to reduce spot purchases of ethylene; and the design and construction of the new Midland Business Process Service Center. Because the Company designs and builds most of its capital projects in-house, it had no material capital commitments other than for the purchase of materials from fabricators and construction labor. The Company expects capital spending in 2011 to be approximately $2.4  billion.

Contractual Obligations

The following tables summarize the Company’s contractual obligations, commercial commitments and expected cash requirements for interest at December 31, 2010. Additional information related to these obligations can be found in Notes N, P, Q, R and Y to the Consolidated Financial Statements.

Contractual Obligations at December 31, 2010	Payments Due by Year
In millions	2011	2012	2013	2014	2015	2016 and beyond	Total
Long-term debt – current and noncurrent (1)	$1,755	$2,886	$943	$2,548	$1,574	$13,112	$22,818
Deferred income tax liabilities – noncurrent (2)	-	-	-	-	-	1,295	1,295
Pension and other postretirement benefits	790	1,007	1,001	1,085	1,035	2,481	7,399
Other noncurrent obligations (3)	72	292	320	177	151	2,646	3,658
Uncertain tax positions, including interest and penalties (4)	33	-	-	-	-	320	353
Other contractual obligations:
Minimum operating lease commitments	202	163	149	126	115	1,796	2,551
Purchase commitments – take-or-pay and throughput obligations	3,603	3,261	2,647	2,055	1,341	8,203	21,110
Purchase commitments – other (5)	26	18	25	17	17	77	180
Expected cash requirements for interest	1,382	1,332	1,187	1,061	926	7,659	13,547
Total	$7,863	$8,959	$6,272	$7,069	$5,159	$37,589	$72,911

(1)	Excludes unamortized debt discount of $458 million.
(2)	Deferred income tax liabilities may vary according to changes in tax laws, tax rates and the operating results of the Company. As a result, it is impractical to determine whether there will be a cash impact to an individual year. All noncurrent deferred income tax liabilities have been reflected in “2016 and beyond.”
(3)	Annual payments to resolve asbestos litigation will vary based on changes in defense strategies, changes in state and national law, and claims filing and resolution rates. As a result, it is impractical to determine the anticipated payments in any given year. Therefore, the majority of the noncurrent asbestos-related liability of $663 million has been reflected in “2016 and beyond.”
(4)	Due to uncertainties in the timing of the effective settlement of tax positions with the respective taxing authorities, the Company is unable to determine the timing of payments related to its uncertain tax positions, including interest and penalties. Amounts beyond the current year are therefore reflected in “2016 and beyond.”
(5)	Includes outstanding purchase orders and other commitments greater than $1 million, obtained through a survey conducted within the Company.

Off-Balance Sheet Arrangements

On January 1, 2010, the Company adopted ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 amends the consolidation guidance applicable to variable interest entities (“VIEs”) and requires additional disclosures concerning an enterprise’s continuing involvement with VIEs. The Company evaluated the impact of this guidance and determined that the adoption resulted in the January 1, 2010 consolidation of two additional joint ventures, an owner trust and an entity that was used to monetize accounts receivable. The Company also holds a variable interest in another joint venture accounted for under the equity method of accounting. The Company is not the primary beneficiary of the joint venture and therefore is not required to consolidate this entity. See Notes B and S to the Consolidated Financial Statements.

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. The Company had outstanding guarantees at December 31, 2010 of $836 million, down from $1,053 million at December 31, 2009. The decrease in maximum future payments from year-end 2009 was due to the consolidation of the Company’s variable interest in an owner trust in the first quarter of 2010, with the adoption of ASU 2009-17 (see Notes B and S to the Consolidated Financial Statements). Additional information related to these guarantees can be found in the “Guarantees” section of Note N to the Consolidated Financial Statements.

See Note O to the Consolidated Financial Statements for information regarding the impact of adopting ASU 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets,” on January 1, 2010 and for additional information regarding the transfer of financial assets.

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

Portfolio managers and external investment managers regularly review all of the Company’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of the temporary impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred. For debt securities, the credit rating of the issuer, current credit rating trends and the trends of the issuer’s overall sector are considered in determining whether unrealized losses represent an other-than-temporary impairment. For equity securities, the Company’s investments are primarily in Standard & Poor’s (“S&P”) 500 companies; however, the Company also allows investments in companies outside of the S&P 500. The Company considers the evidence to support the recovery of the cost basis of a security including volatility of the stock, the length of time the security has been in a loss position, value and growth expectations, and overall market and sector fundamentals, as well as technical analysis, in determining impairment. In 2010, other-than-temporary impairment write-downs were $5 million ($93 million in 2009).

Dividends

On December 8, 2010, the Board of Directors declared a quarterly dividend of $0.15 per share, payable January 28, 2011, to stockholders of record on December 31, 2010. On February 9, 2011, the Board of Directors declared a quarterly dividend of $0.15 per share, payable April 29, 2011, to stockholders of record on March 31, 2011. Since 1912, the Company has paid a cash dividend every quarter and, in each instance prior to February 12, 2009, had maintained or increased the amount of the dividend, adjusted for stock splits. During this 97-year period, Dow has increased the amount of the quarterly dividend 47 times (approximately 12 percent of the time), and maintained the amount of the quarterly dividend approximately 88 percent of the time. The dividend was reduced in February 2009, for the first time in the 97-year period, due to uncertainty in the credit markets, unprecedented lower demand for chemical products and the ongoing global recession. The Company declared dividends of $0.60 per share in 2010, $0.60 per share in 2009 and $1.68 per share in 2008.

On December 8, 2010, the Board of Directors declared a quarterly dividend of $85 million to Cumulative Convertible Perpetual Preferred Stock, Series A shareholders of record on December 15, 2010, which was paid on January 3, 2011. On February 9, 2011, the Board of Directors declared a quarterly dividend of $85 million to these shareholders, payable on April 1, 2011. Ongoing dividends related to Cumulative Convertible Perpetual Preferred Stock, Series A will accrue at the rate of $85 million per quarter, and are payable quarterly subject to Board of Directors’ approval.

Outlook for 2011

In 2010, Dow and the chemical industry as a whole experienced another year of improving economic conditions. Economies across much of the developed world showed signs of ongoing recovery in most end-markets as the year progressed. Meanwhile, the emerging geographies continued to lead in economic growth and, as a result, were a critical area of focus for new business opportunities and investments. As the year came to a close, however, some challenges remained, such as high unemployment in developed geographies and weakness in construction end-markets, particularly in the United States and Europe. In the face of these challenges, Dow delivered a reshaped and transformed business portfolio in 2010 - one that is increasingly targeted to growing geographic areas and end-markets, and well-balanced to mitigate uncertainties. Furthermore, the Company continued to emphasize its commitment to financial discipline, completing capital market transactions and divesting non-core assets to reduce financial expense and strengthen its balance sheet.

Looking to 2011, Dow expects growth in the emerging geographies to continue, driven by a broad range of leading end-markets. The Company projects that these geographic areas will continue their high rate of growth, although year-over-year comparisons will be subdued relative to recent years. Signs of improvement in industrial end-markets in North America and Europe, coupled with ongoing strength in higher-growth sectors such as electronics, agriculture and packaging, give Dow greater optimism that growth will continue in the developed geographies. Despite these more favorable business conditions, the Company expects lingering challenges to remain, particularly slow employment growth in developed geographies. Furthermore, amid an environment of improving economic conditions, Dow expects feedstock and energy costs to remain at elevated levels, and volatility in these costs to continue. Within the chemical industry, the growing supply of natural gas liquids is expected to continue to benefit the competitiveness of U.S. chemical assets. Meanwhile, the start-up of new ethylene capacity outside of the United States and Europe remains a challenge to supply fundamentals across the ethylene chain and could put downward pressure on the profitability of higher-cost production assets within the industry.

The Company will continue to implement its strategic transformation while remaining focused on strengthening its balance sheet and preferentially investing in its Performance businesses and in emerging geographies. The Company’s plans do not assume an accelerated rebound in business conditions. Rather, Dow’s success will continue to be driven by its transformed business portfolio, balanced geographic presence, and continued investments in innovations aimed at the intersection of greatest societal need and business opportunity.

The Company expects to generate positive cash flow from operations in 2011. Capital spending is expected to increase approximately $300 million from 2010 levels. Research and development spending is projected to remain at approximately the same level as 2010. Equity in earnings of Dow’s nonconsolidated affiliates is expected to improve above pre-recession levels, driven by robust fundamentals at the Company’s principal joint ventures, particularly Dow Corning, EQUATE and The Kuwait Olefins Company K.S.C.

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

Litigation

The Company is subject to legal proceedings and claims arising out of the normal course of business. The Company routinely assesses the likelihood of any adverse outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known claim. Dow has an active risk management program consisting of numerous insurance policies secured from many carriers. These policies provide coverage that is utilized to minimize the financial impact, if any, of the legal proceedings. The required reserves may change in the future due to new developments in each matter. For further discussion, see Note N to the Consolidated Financial Statements.

Asbestos-Related Matters of Union Carbide Corporation

Union Carbide Corporation (“Union Carbide”), a wholly owned subsidiary of the Company, and a former Union Carbide subsidiary, Amchem Products, Inc. (“Amchem”), are and have been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. Based on a study completed by Analysis, Research & Planning Corporation (“ARPC”) in January 2003, Union Carbide increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. Union Carbide also increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion at December 31, 2002. Since then, Union Carbide has compared current asbestos claim and resolution activity to the results of the most recent ARPC study at each balance sheet date to determine whether the asbestos-related liability continues to be appropriate. In addition, Union Carbide has requested ARPC to review Union Carbide’s historical asbestos claim and resolution activity each November since 2004 to determine the appropriateness of updating the most recent ARPC study.

In November 2010, Union Carbide requested ARPC to review Union Carbide’s historical asbestos claim and resolution activity and determine the appropriateness of updating its then most recent study completed in December 2008. In response to that request, ARPC reviewed and analyzed data through October 31, 2010. The resulting study, completed by ARPC in December 2010, stated that the undiscounted cost of resolving pending and future asbestos-related claims against Union Carbide and Amchem, excluding future defense and processing costs, through 2025 was estimated to be between $744 million and $835 million. As in its earlier studies, ARPC provided estimates for a longer period of time in its December 2010 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

In December 2010, based on ARPC’s December 2010 study and Union Carbide’s own review of asbestos claim and resolution activity, Union Carbide decreased its asbestos-related liability for pending and future claims to $744 million. The reduction was $54 million and is shown as “Asbestos-related credits” in the consolidated statements of income. At December 31, 2010, the asbestos-related liability for pending and future claims was $728 million.

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $50 million at December 31, 2010. At December 31, 2010, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

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

Environmental Matters

The Company determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. The recorded liabilities are adjusted periodically as remediation efforts progress, or as additional technical or legal information becomes available. In the case of landfills and other active waste management facilities, Dow recognizes the costs over the useful life of the facility. At December 31, 2010, the Company had accrued obligations of $607 million for probable environmental remediation and restoration costs, including $59 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. The Company had accrued obligations of

$619 million at December 31, 2009 for probable environmental remediation and restoration costs, including $80 million for the remediation of Superfund sites. For further discussion, see Environmental Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes A and N to the Consolidated Financial Statements.

Goodwill

The Company assesses goodwill recoverability through business financial performance reviews, enterprise valuation analysis, and impairment tests.

Annual goodwill impairment tests are completed during the Company’s fourth quarter of the year in accordance with the subsequent measurement provisions of the accounting guidance for goodwill. The tests are performed at the reporting unit level which is defined as one level below operating segment with the exception of Health and Agricultural Sciences, which is both an operating segment and a reporting unit. Reporting units are the level at which discrete financial information is available and reviewed by business management on a regular basis. The Company has defined eight operating segments and 29 reporting units. Goodwill is carried by 17 of the Company’s 29 reporting units.
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

The discounted cash flow valuations are completed with the use of key assumptions, including projected revenue growth rate, discount rate, tax rate, currency exchange rates, terminal value, and long-term hydrocarbons and energy prices. These key assumptions are reevaluated with each annual impairment test and updated based on current facts and circumstances. Currency exchange rates, and long-term hydrocarbons and energy prices are established for the Company as a whole and applied consistently to all reporting units, while tax rates, revenue growth rates, terminal values (calculated using the key value driver implementation of the Gordon growth model), and discount rates are established by reporting unit to account for differences in business fundamentals and industry risk.

For the 2010 annual impairment test, currency exchange rates were projected by year for 66 currencies, and long-term hydrocarbons and energy prices were forecast by geographic area by year and included all key feedstocks as well as natural gas and crude oil (due to the correlation to naphtha). Tax rates varied by reporting unit with the average rate being 27 percent. Discount rates ranged from 8.1 percent to 10.5 percent based on an assessment of likely market participants and relative industry risk of each reporting unit. Terminal values were differentiated based on the cash flow projections of each reporting unit and the projected Net Operating Profit After Tax (“NOPAT”) growth rate, which ranged from negative 2.2 percent to positive 4.5 percent. Revenue growth rates, or Compounded Annual Growth Rates (“CAGR”) over a ten-year cash flow forecast period, varied by reporting unit based on underlying business fundamentals and future expectations with rates ranging from 1 percent to 15 percent.

Changes in key assumptions can affect the results of goodwill impairment tests. The changes made to key assumptions in 2010 did not result in a significant change in the impairment analysis conclusion. The key assumptions with the most significant impact on reporting unit fair value calculations include the discount rate and terminal value NOPAT growth rate. For the 2010 impairment test, management completed sensitivity analyses on both of these key assumptions. An increase of 100 basis points in the discount rate would have resulted in a fair value, based on discounted cash flows, which exceeded the carrying value for all of the Company’s reporting units that carry goodwill. For the terminal value NOPAT growth rate, a decrease of 100 basis points would have resulted in a fair value, based on discounted cash flows, which exceeded the carrying value for all of the Company’s reporting units that carry goodwill. Additional sensitivity analysis was completed on the combined impact of a 100 basis point increase in the discount rate and a 100 basis point decrease in the terminal value NOPAT growth rate. This analysis resulted in fair values, based on discounted cash flows, that exceeded carrying values for all reporting units that carry goodwill.

In completing the annual impairment test for 2010, management evaluated the reasonableness of differences noted between the fair value and carrying value of each reporting unit. All differences were determined to be reasonable.

Based on the fair value analysis completed by the Company in the fourth quarter of 2010, using the key assumptions defined for the Company as well as the key assumptions defined specifically for each reporting unit, management concluded that fair value exceeded carrying value for all reporting units that carry goodwill.

The same analysis was completed by the Company in the fourth quarter of 2009 and management concluded that the fair value exceeded carrying value for all reporting units that carry goodwill except the Dow Haltermann reporting unit. As a result, the Company recorded a goodwill impairment charge of $7 million in the fourth quarter of 2009, which represented the total amount of goodwill carried by the Dow Haltermann reporting unit. Due to the conclusion that the goodwill associated with the Dow Haltermann reporting unit was impaired, management also initiated a review of the underlying assets of the reporting unit to assess whether or not any additional asset impairment existed. Based on the undiscounted cash flow analysis completed in accordance with ASC Topic 360, “Property, Plant, and Equipment,” no further impairment existed.

The Company also monitors and evaluates its market capitalization relative to book value. When the market capitalization of the Company falls below book value, management undertakes a process to evaluate whether a change in circumstances has occurred that would indicate it is more likely than not that the fair value of any of its reporting units has declined below carrying value. This evaluation process includes the use of third-party market-based valuations and internal discounted cash flow analysis. As part of the annual goodwill impairment test, the Company also compares market capitalization with the total estimated fair value of its reporting units to ensure that significant differences are understood. At December 31, 2010 and December 31, 2009, Dow’s market capitalization exceeded book value.

Pension and Other Postretirement Benefits

The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could have been settled at December 31, 2010, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note Q to the Consolidated Financial Statements. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods. The U.S. pension plans represent approximately 71 percent of the Company’s pension plan assets and 72 percent of the pension obligations.

The following information relates to the U.S. plans only; a similar approach is used for the Company’s non-U.S. plans.

The Company determines the expected long-term rate of return on assets by performing a detailed analysis of historical and expected returns based on the strategic asset allocation approved by the Board of Directors and the underlying return fundamentals of each asset class. The Company’s historical experience with the pension fund asset performance is also considered. The expected return of each asset class is derived from a forecasted future return confirmed by historical experience. The expected long-term rate of return is an assumption and not what is expected to be earned in any one particular year. The weighted-average long-term rate of return assumption used for determining net periodic pension expense for 2010 was 8.16 percent. This assumption was unchanged for determining 2011 net periodic pension expense. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Company’s pension plans.

The discount rates utilized to measure the pension and other postretirement obligations of the U.S. qualified plans are based on the yield on high-quality fixed income instruments at the measurement date. Future expected actuarially determined cash flows of Dow’s major U.S. plans are matched against the Towers Watson RATE:Link yield curve (based on 60th to 90th percentile bond yields) to arrive at a single discount rate by plan. The weighted average discount rate was 5.51 percent at December 31, 2010 and 5.97 percent at December 31, 2009.

At December 31, 2010, the U.S. qualified plans were underfunded on a projected benefit obligation basis by $3.3 billion. The underfunded amount increased by approximately $100 million compared with December 31, 2009. The increase was primarily due to lower discount rates partially offset by favorable plan asset returns and contributions during the year. The Company contributed $435 million to the U.S. qualified plans in 2010.

The assumption for the long-term rate of increase in compensation levels for the principal U.S. qualified plans was 4.50 percent. Since 2002, the Company has used a generational mortality table to determine the duration of its pension and other postretirement obligations.

The following discussion relates to all of the Company’s pension plans.

The Company bases the determination of pension expense or income on a market-related valuation of plan assets that reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose represent the difference between the expected return calculated using the market-related value of plan assets and the actual return based on the market value of plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value of plan assets will be impacted when previously deferred gains or losses are recorded. Over the life of the plan, both gains and losses have been recognized and amortized. At December 31, 2010, net losses of $827 million remain to be recognized in the calculation of the market-related value of plan assets. These net losses will result in increases in future pension expense as they are recognized in the market-related value of assets and are a component of the total net loss of $6,696 million for 2010 shown under “Pretax amounts recognized in AOCI at December 31” in the table entitled “Change in Projected Benefit Obligations, Plan Assets and Funded Status of All Significant Plans” included in Note Q to the Consolidated Financial Statements. The other $5,869 million of net losses represents cumulative changes in plan experience and actuarial assumptions. The net decrease or increase in the market-related value of assets due to the recognition of prior gains and losses is presented in the following table:

Net Decrease (Increase) in Market-Related Asset Value Due to Recognition of Prior Gains and Losses In millions
2011	$566
2012	628
2013	(271)
2014	(96)
Total	$827

Based on the 2011 pension assumptions and the changes in the market-related value of assets due to the recognition of prior asset losses, the Company expects net periodic benefit costs to increase by approximately $60 million for all pension and other postretirement benefits in 2011 compared with 2010.

A 25 basis point increase or decrease in the long-term return on assets assumption would change the Company’s total pension expense for 2011 by approximately $41 million. A 25 basis point increase or decrease in the discount rate assumption would change the Company’s total pension expense for 2011 by approximately $50 million. A 25 basis point change in the long-term return and discount rate assumptions would have an immaterial impact on the other postretirement benefit expense for 2011.

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

At December 31, 2010, the Company had a net deferred tax asset balance of $1,290 million, after valuation allowances of $682 million.

In evaluating the ability to realize the deferred tax assets, the Company relies on, in order of increasing subjectivity, taxable income in prior carryback years, the future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income using historical and projected future operating results.

At December 31, 2010, the Company had deferred tax assets for tax loss and tax credit carryforwards of $1,957 million, $62 million of which is subject to expiration in the years 2011-2015. In order to realize these deferred tax assets for tax loss and tax credit carryforwards, the Company needs taxable income of approximately $6,790 million across multiple jurisdictions. The taxable income needed to realize the deferred tax assets for tax loss and tax credit carryforwards that are subject to expiration between 2011-2015 is approximately $469 million.

The Company recognizes the financial statement effects of an uncertain income tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination. At December 31, 2010, the Company had uncertain tax positions for both domestic and foreign issues of $319 million.

The Company accrues for non-income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. At December 31, 2010, the Company had a non-income tax contingency reserve for both domestic and foreign issues of $156 million.

For additional information, see Notes A and Y to the Consolidated Financial Statements.

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

Dow’s EH&S policies helped the Company achieve excellent EH&S performance in 2010. In recognition, the Company was presented the esteemed National Safety Council’s Robert W. Campbell Award for 2010. Dow’s injury/illness rates and process safety performance were excellent in 2010, and the Company is favorably positioned to achieve its 2015 sustainability goals in these key areas. Further improvement in these areas, as well as environmental compliance, remains a top management priority, with initiatives underway to further improve performance and compliance in 2011.

Detailed information on Dow’s performance regarding environmental matters and goals can be found online on Dow’s Sustainability webpage at www.dow.com.

Chemical Security

Public and political attention continues to be placed on the protection of critical infrastructure, including the chemical industry, from security threats. Terrorist attacks and natural disasters have increased concern about the security and safety of chemical production and distribution. Many, including Dow and the American Chemistry Council, have called for uniform risk-based and performance-based national standards for securing the U.S. chemical industry. The Maritime Transportation Security Act (“MTSA”) of 2002 and its regulations further set forth risk-based and performance-based standards that must be met at U.S. Coast Guard-regulated facilities. U.S. Chemical Plant Security legislation was passed in 2006 and the Department of Homeland Security (“DHS”) is now implementing the regulations known as the Chemical Facility Anti-Terrorism Standards. The Company is complying with the requirements of the Rail Transportation Security Rule issued by the U.S. Transportation Security Administration (“TSA”). Dow continues to support uniform risk-based national standards for securing the chemical industry.

The focus on security is not new to Dow. A comprehensive, multi-level security plan for the Company has been maintained since 1988. This plan, which has been activated in response to significant world and national events since then, is reviewed on an annual basis. Dow continues to improve its security plans, placing emphasis on the safety of Dow communities and people by being prepared to meet risks at any level and to address both internal and external identifiable risks. The security plan includes regular vulnerability assessments, security audits, mitigation efforts and physical security upgrades designed to reduce vulnerability. Dow’s security plans also are developed to avert interruptions of normal business work operations that could materially and adversely affect the Company’s results of operations, liquidity and financial condition.

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

Dow, through its science and technology capabilities, is committed to bringing solutions to the challenge of climate change by producing products that help others reduce GHG emissions, such as lightweight plastics for automobiles and insulation for energy efficient homes and appliances. For example, Dow’s building insulation materials and air-sealing products can save up to 20 percent on heating and cooling costs and significantly reduce GHG emissions. The Company’s STYROFOAM™ insulation is installed in over 20 million buildings worldwide, saving over $10 billion in energy costs annually. Dow’s DOWTHERM™ A heat transfer fluids are used in 14 large concentrating solar power plants, with a total capacity of over 700 megawatts. These plants will provide power for the equivalent of approximately 415,000 homes and save 1.6 million metric tons of carbon dioxide emissions per year.

Gains made toward Dow’s Energy Efficiency goal will directly impact progress in reducing GHG intensity. Dow is studying the life cycle impact of its products on climate change and additional global projects that could offset the Company’s overall GHG emissions through carbon dioxide reduction. Although the Company has some units subject to the European Union’s Emissions Trading Scheme (“EU ETS”), the Company has not experienced any considerable impact in regard to regulated GHG emissions from the EU ETS. Dow will continue to evaluate and monitor future developments that may affect operations in the region.

Dow’s Energy & Climate Change Policy and Issue Management Team is tasked with developing and implementing a comprehensive strategy that addresses the challenges of climate change and energy security and is advocating an international framework that establishes clear pathways to help slow, stop and reverse the rate of GHG emissions globally.

Environmental Remediation

Dow accrues the costs of remediation of its facilities and formerly owned facilities based on current law and existing technologies. The nature of such remediation includes, for example, the management of soil and groundwater contamination and the closure of contaminated landfills and other waste management facilities. In the case of landfills and other active waste management facilities, Dow recognizes the costs over the useful life of the facility. The accounting policies adopted to properly reflect the monetary impacts of environmental matters are discussed in Note A to the Consolidated Financial Statements. To assess the impact on the financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. Dow had an accrued liability of $548 million at December 31, 2010, related to the remediation of current or former Dow-owned sites. At December 31, 2009, the liability related to remediation was $539 million.

In addition to current and former Dow-owned sites, under the Federal Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws (hereafter referred to collectively as “Superfund Law”), Dow is liable for remediation of other hazardous waste sites where Dow allegedly disposed of, or arranged for the treatment or disposal of, hazardous substances. Because Superfund Law imposes joint and several liability upon each party at a site, Dow has evaluated its potential liability in light of the number of other companies that also have been named potentially responsible parties (“PRPs”) at each site, the estimated apportionment of costs among all PRPs, and the financial ability and commitment of each to pay its expected share. The Company’s remaining liability for the remediation of Superfund sites was $59 million at December 31, 2010 ($80 million at December 31, 2009). The Company has not recorded any third-party recovery related to these sites as a receivable.

Information regarding environmental sites is provided below:

Environmental Sites	Dow-owned Sites (1)		Superfund Sites (2)
	2010	2009	2010	2009
Number of sites at January 1	291	252	124	85
Sites acquired from Rohm and Haas	-	42	-	39
Sites added during year	2	2	3	6
Sites closed during year	(4)	(5)	(7)	(6)
Number of sites at December 31	289	291	120	124

(1)	Dow-owned sites are sites currently or formerly owned by Dow, where remediation obligations are imposed in the
United States by the Resource Conservation Recovery Act or analogous state law. 152 of these sites were formerly owned by Dowell Schlumberger, Inc., a group of companies in which the Company previously owned a 50-percent interest. Dow sold its interest in Dowell Schlumberger in 1992.
(2)	Superfund sites are sites, including sites not owned by Dow, where remediation obligations are imposed by Superfund Law.

Additional information is provided below for the Company’s manufacturing sites in Freeport, Texas; Midland, Michigan; and Philadelphia, Pennsylvania, the sites for which the Company has the largest environmental remediation accruals; as well as a Superfund site in Wood-Ridge, New Jersey.

From the start of operations at the Freeport site in the 1940s until the mid-1970s, manufacturing wastes were typically placed in on-site pits and landfills. The resulting soil and groundwater contamination is being assessed and remediated under the provisions of the Resource Conservation Recovery Act (“RCRA”), in concert with the state of Texas. At December 31, 2010, the Company had an accrual of $28 million ($29 million at December 31, 2009) related to environmental remediation at the Freeport manufacturing site. In 2010, $3 million ($3 million in 2009) was spent on environmental remediation at the Freeport site.

Similar to the Freeport site, in the early days of operations at the Midland site, manufacturing wastes were usually disposed of on-site, resulting in soil and groundwater contamination, which has been contained and managed on-site under a series of RCRA permits and regulatory agreements. The most recent Hazardous Waste Operating License for the Midland site, issued in 2003, also included provisions for the Company to conduct an investigation to determine the nature and extent of off-site contamination from historic Midland site operations. The scope of the investigation includes Midland area soils; the Tittabawassee and Saginaw River sediment and floodplain soils; and Saginaw Bay, and requires the Company to conduct interim response actions. In January 2010, the Company entered into a Federal Comprehensive Environmental Response, Compensation, and Liability Act Administrative Order on Consent to perform a Remedial Investigation, Feasibility Study and Remedial Design for the Tittabawassee and Saginaw River sediment and floodplain soils, and Saginaw Bay. See Note N to the Consolidated Financial Statements for additional information. At December 31, 2010, the Company had an accrual of $71 million ($64 million at December 31, 2009) for environmental remediation and investigation associated with the Midland site. In 2010, the Company spent $16 million ($19 million in 2009) on environmental remediation at the Midland site.

On April 1, 2009, the Company acquired Rohm and Haas’ Philadelphia Plant, which has been an industrial site since the early 1700s, and since the 1920s used by Rohm and Haas for the manufacture of a wide range of chemical products. Chemical disposal practices in the early years resulted in soil and groundwater contamination at the site and in the sediments of the adjacent Frankford Inlet. The site has undergone a number of investigations and interim cleanup measures under the RCRA Corrective Action Program, and in 2009, was transferred to the regulatory management of the Pennsylvania One Cleanup Program. At December 31, 2010, the Company had an accrual of $56 million ($58 million at December 31, 2009) for environmental remediation at the Philadelphia Plant. In 2010, the Company spent $1 million ($1 million in 2009, following the April 1, 2009 acquisition) on environmental remediation at the Philadelphia Plant.

Rohm and Haas is a lead PRP at the Wood-Ridge, New Jersey Ventron/Velsicol Superfund Site, and the adjacent Berry’s Creek Study Area. Rohm and Haas is a successor in interest to a company that owned and operated a mercury processing facility, where wastewater and waste handling resulted in contamination of soils and adjacent creek sediments. The Ventron/Velsicol site is currently undergoing remediation. The Berry’s Creek Study Area is under the preliminary remedial investigation phase and the PRP group is conducting an investigation of sediment contamination in Berry’s Creek. Sediment removal was undertaken by the PRP group in 2009 in connection with an unrelated project to replace a flood control tidegate in the creek. At December 31, 2010, the Company had an accrual of $9 million ($25 million at December 31, 2009) for environmental remediation at the two Wood-Ridge sites. In 2010, the Company spent $22 million ($24 million in 2009, following the April 1, 2009 acquisition) on environmental remediation at the two Wood-Ridge sites.

In total, the Company’s accrued liability for probable environmental remediation and restoration costs was $607 million at December 31, 2010, compared with $619 million at the end of 2009. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material adverse impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material adverse impact on the Company’s results of operations, financial condition and cash flows.

The amounts charged to income on a pretax basis related to environmental remediation totaled $158 million in 2010, $269 million in 2009 and $140 million in 2008. The amounts charged to income on a pretax basis related to operating the Company’s current pollution abatement facilities totaled $706 million in 2010, $675 million in 2009 and $723 million in 2008. Capital expenditures for environmental protection were $173 million in 2010, $219 million in 2009 and $193 million in 2008.

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

The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem:

	2010	2009	2008
Claims unresolved at January 1	75,030	75,706	90,322
Claims filed	7,731	8,455	10,922
Claims settled, dismissed or otherwise resolved	(20,179)	(9,131)	(25,538)
Claims unresolved at December 31	62,582	75,030	75,706
Claimants with claims against both UCC and Amchem	18,890	24,146	24,213
Individual claimants at December 31	43,692	50,884	51,493

Plaintiffs’ lawyers often sue numerous defendants in individual lawsuits or on behalf of numerous claimants. As a result, the damages alleged are not expressly identified as to Union Carbide, Amchem or any other particular defendant, even when specific damages are alleged with respect to a specific disease or injury. In fact, there are no personal injury cases in which only Union Carbide and/or Amchem are the sole named defendants. For these reasons and based upon Union Carbide’s litigation and settlement experience, Union Carbide does not consider the damages alleged against Union Carbide and Amchem to be a meaningful factor in its determination of any potential asbestos-related liability.

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

In December 2008, based on ARPC’s December 2008 study and Union Carbide’s own review of the asbestos claim and resolution activity, Union Carbide decreased its asbestos-related liability for pending and future claims to $952 million, which covered the 15-year period ending 2023, excluding future defense and processing costs. The reduction was $54 million and is shown as “Asbestos-related credits” in the consolidated statements of income. At December 31, 2008, the asbestos-related liability for pending and future claims was $934 million.

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

In November 2010, Union Carbide requested ARPC to review Union Carbide’s historical asbestos claim and resolution activity and determine the appropriateness of updating its December 2008 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2010. The resulting study, completed by ARPC in December 2010, stated that the undiscounted cost of resolving pending and future asbestos-related claims against Union Carbide and Amchem, excluding future defense and processing costs, through 2025 was estimated to be between $744 million and $835 million. As in its earlier studies, ARPC provided estimates for a longer period of time in its December 2010 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

In December 2010, based on ARPC’s December 2010 study and Union Carbide’s own review of the asbestos claim and resolution activity, Union Carbide decreased its asbestos-related liability for pending and future claims to $744 million, which covered the 15-year period ending 2025, excluding future defense and processing costs. The reduction was $54 million and was shown as “Asbestos-related credits” in the consolidated statements of income. At December, 31, 2010, the asbestos-related liability for pending and future claims was $728 million.

At December 31, 2010, approximately 21 percent of the recorded liability related to pending claims and approximately 79 percent related to future claims. At December 31, 2009, approximately 23 percent of the recorded liability related to pending claims and approximately 77 percent related to future claims.

Defense and Resolution Costs

The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs				Aggregate Costs
In millions	2010	2009	2008	to Date as of Dec. 31, 2010
Defense costs	$87	$62	$60	$ 774
Resolution costs	$43	$94	$116	$ 1,523

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

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $73 million in 2010, $58 million in 2009 and $53 million in 2008, and was reflected in “Cost of sales” in the consolidated statements of income.

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

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $50 million at December 31, 2010 and $84 million at December 31, 2009. At December 31, 2010 and December 31, 2009, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage. The following table summarizes Union Carbide’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs at December 31 In millions	2010	2009
Receivables for defense costs – carriers with settlement agreements	$12	$91
Receivables for resolution costs – carriers with settlement agreements	236	357
Receivables for insurance recoveries – carriers without settlement agreements	50	84
Total	$298	$532

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

On November 28, 2008, the Company entered into a Joint Venture Formation Agreement (the “JVFA”) with PIC that provided for the establishment of K-Dow. To form the joint venture, the Company would transfer by way of contribution and sale to K-Dow, assets used in the research, development, manufacture, distribution, marketing and sale of polyethylene, polypropylene, polycarbonate, polycarbonate compounds and blends, ethyleneamines, ethanolamines, and related licensing and catalyst technologies; and K-Dow would assume certain related liabilities. PIC would receive a 50-percent equity interest in K-Dow in exchange for the payment by PIC of the initial purchase price, estimated to be $7.5 billion. The purchase price was subject to certain post-closing adjustments.

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

Dow uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Company is a historical simulation model which captures co-movements in market rates across different instruments and market risk exposure categories. The historical simulation model uses a 97.5 percent confidence level and the historical scenario period includes at least six months of historical data. The 2010 and 2009 year-end and average daily VAR for the aggregate of all positions are shown below. These amounts are immaterial relative to the total equity of the Company:

Total Daily VAR at December 31	2010		2009
In millions	Year-end	Average	Year-end	Average
Foreign exchange	$ 1	$ 3	$ 1	$ 4
Interest rate	$ 251	$ 211	$ 257	$ 250
Equities	$ 15	$ 12	$ 9	$ 14
Commodities	$ 1	$ 2	$ 7	$ 3
Composite	$ 252	$ 218	$ 254	$ 251

The Company’s daily VAR for the aggregate of all positions decreased slightly from a composite VAR of $254 million at December 31, 2009 to a composite of $252 million at December 31, 2010.

See Note J to the Consolidated Financial Statements for further disclosure regarding market risk.

The Dow Chemical Company and Subsidiaries

PART II, Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

The Dow Chemical Company:

We have audited the accompanying consolidated balance sheets of The Dow Chemical Company and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) 2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Dow Chemical Company and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Midland, Michigan
February 18, 2011

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Income

(In millions, except per share amounts) For the years ended December 31	2010	2009	2008
Net Sales	$53,674	$44,875	$57,361
Cost of sales	45,780	39,148	51,913
Research and development expenses	1,660	1,492	1,310
Selling, general and administrative expenses	2,609	2,487	1,966
Amortization of intangibles	509	399	92
Goodwill impairment losses	-	7	239
Restructuring charges	26	689	839
Purchased in-process research and development charges	-	7	44
Acquisition and integration related expenses	143	166	49
Asbestos-related credits	54	-	54
Equity in earnings of nonconsolidated affiliates	1,112	630	787
Sundry income - net	125	891	89
Interest income	37	39	86
Interest expense and amortization of debt discount	1,473	1,571	648
Income from Continuing Operations Before Income Taxes	2,802	469	1,277
Provision (Credit) for income taxes	481	(97)	651
Net Income from Continuing Operations	2,321	566	626
Income from discontinued operations, net of income taxes	-	110	28
Net Income	2,321	676	654
Net income attributable to noncontrolling interests	11	28	75
Net Income Attributable to The Dow Chemical Company	2,310	648	579
Preferred stock dividends	340	312	-
Net Income Available for The Dow Chemical Company Common Stockholders	$1,970	$336	$579

Per Common Share Data:
Net income from continuing operations available for common stockholders	$1.75	$0.22	$0.59
Discontinued operations attributable to common stockholders	-	0.10	0.03
Earnings per common share - basic	$1.75	$0.32	$0.62

Net income from continuing operations available for common stockholders	$1.72	$0.22	$0.59
Discontinued operations attributable to common stockholders	-	0.10	0.03
Earnings per common share - diluted	$1.72	$0.32	$0.62

Common stock dividends declared per share of common stock	$0.60	$0.60	$1.68
Weighted-average common shares outstanding - basic	1,125.9	1,043.2	930.4
Weighted-average common shares outstanding - diluted	1,143.8	1,053.9	939.0

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Balance Sheets

(In millions, except share amounts) At December 31	2010	2009
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2010: $145)	$7,039	$2,846
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2010: $128; 2009: $160)	4,616	5,656
Other	4,428	3,539
Inventories	7,087	6,847
Deferred income tax assets - current	611	654
Total current assets	23,781	19,542
Investments
Investment in nonconsolidated affiliates	3,453	3,224
Other investments (investments carried at fair value - 2010: $2,064; 2009: $2,136)	2,542	2,561
Noncurrent receivables	388	210
Total investments	6,383	5,995
Property
Property	51,648	53,567
Less accumulated depreciation	33,980	35,426
Net property (variable interest entities restricted - 2010: $1,388)	17,668	18,141
Other Assets
Goodwill	12,967	13,213
Other intangible assets (net of accumulated amortization - 2010: $1,805; 2009: $1,302)	5,530	5,966
Deferred income tax assets - noncurrent	2,079	2,039
Asbestos-related insurance receivables - noncurrent	220	330
Deferred charges and other assets	960	792
Total other assets	21,756	22,340
Total Assets	$69,588	$66,018

Liabilities and Equity
Current Liabilities
Notes payable	$1,467	$2,139
Long-term debt due within one year	1,755	1,082
Accounts payable:
Trade	4,356	4,153
Other	2,249	2,014
Income taxes payable	349	176
Deferred income tax liabilities - current	105	78
Dividends payable	257	254
Accrued and other current liabilities	3,358	3,209
Total current liabilities	13,896	13,105
Long-Term Debt	20,605	19,152
Other Noncurrent Liabilities
Deferred income tax liabilities - noncurrent	1,295	1,367
Pension and other postretirement benefits - noncurrent	7,492	7,242
Asbestos-related liabilities - noncurrent	663	734
Other noncurrent obligations	2,995	3,294
Total other noncurrent liabilities	12,445	12,637
Stockholders’ Equity
Preferred stock, series A ($1.00 par, $1,000 liquidation preference, 4,000,000 shares)	4,000	4,000
Common stock (authorized 1,500,000,000 shares of $2.50 par value each; issued 2010: 1,172,354,054 shares; 2009: 1,162,375,462 shares)	2,931	2,906
Additional paid-in capital	2,286	1,913
Retained earnings	17,736	16,704
Accumulated other comprehensive loss	(4,399)	(3,892)
Unearned ESOP shares	(476)	(519)
Treasury stock at cost (2010: 5,137,039 shares; 2009: 12,158,605 shares)	(239)	(557)
The Dow Chemical Company’s stockholders’ equity	21,839	20,555
Noncontrolling interests	803	569
Total equity	22,642	21,124
Total Liabilities and Equity	$69,588	$66,018

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Cash Flows

(In millions) For the years ended December 31	2010	2009	2008
Operating Activities
Net Income	$2,321	$676	$654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,962	2,827	2,236
Purchased in-process research and development charges	-	7	44
Provision (Credit) for deferred income tax	328	(652)	(260)
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	(444)	60	49
Pension contributions	(708)	(355)	(185)
Net gain on sales of property, businesses and consolidated companies	(95)	(256)	(127)
Other net loss (gain)	(12)	(31)	16
Net gain on sales of ownership interest in nonconsolidated affiliates	(25)	(795)	-
Goodwill impairment losses	-	7	239
Restructuring charges	26	684	837
Asbestos-related credits	(54)	-	(54)
Excess tax benefits from share-based payment arrangements	(20)	(10)	(8)
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(1,209)	(990)	2,853
Proceeds from interests in trade accounts receivable conduits	1,038	-	-
Inventories	(750)	63	812
Accounts payable	495	304	(1,062)
Other assets and liabilities	249	536	(1,333)
Cash provided by operating activities	4,102	2,075	4,711
Investing Activities
Capital expenditures	(2,130)	(1,683)	(2,276)
Proceeds from sales of property and businesses	1,877	294	252
Acquisitions of businesses	(8)	(35)	-
Purchases of previously leased assets	(45)	(713)	(63)
Investments in consolidated companies, net of cash acquired	(215)	(15,045)	(336)
Proceeds from sales of consolidated companies	74	1,563	66
Investments in nonconsolidated affiliates	(107)	(122)	(331)
Distributions from nonconsolidated affiliates	29	9	6
Proceeds from sales of ownership interests in nonconsolidated affiliates	113	1,413	-
Purchase of unallocated Rohm and Haas ESOP shares	-	(552)	-
Purchases of investments	(946)	(580)	(855)
Change in restricted cash	436	-	-
Proceeds from sales and maturities of investments	1,057	684	800
Cash provided by (used in) investing activities	135	(14,767)	(2,737)
Financing Activities
Changes in short-term notes payable	(700)	(418)	825
Proceeds from notes payable	84	-	-
Payments on notes payable	(668)	-	-
Proceeds from revolving credit facility	-	3,000	-
Payments on revolving credit facility	-	(3,000)	-
Proceeds from Term Loan	-	9,226	-
Payments on Term Loan	-	(9,226)	-
Proceeds from issuance of long-term debt	3,131	8,283	1,453
Payments on long-term debt	(1,387)	(1,790)	(760)
Redemption of preferred securities of subsidiaries and payment of accrued dividends	-	(520)	-
Purchases of treasury stock	(14)	(5)	(898)
Proceeds from issuance of common stock	181	966	-
Proceeds from issuance of preferred stock	-	7,000	-
Proceeds from sales of common stock	109	555	72
Issuance costs for debt and equity securities	(12)	(368)	(70)
Excess tax benefits from share-based payment arrangements	20	10	8
Distributions to noncontrolling interests	(8)	(24)	(45)
Contribution from noncontrolling interest	100	-	-
Dividends paid to stockholders	(1,014)	(1,030)	(1,563)
Cash provided by (used in) financing activities	(178)	12,659	(978)
Effect of Exchange Rate Changes on Cash	88	79	68
Cash Assumed in Initial Consolidation of Variable Interest Entities	46	-	-
Summary
Increase in cash and cash equivalents	4,193	46	1,064
Cash and cash equivalents at beginning of year	2,846	2,800	1,736
Cash and cash equivalents at end of year	$7,039	$2,846	$2,800

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Equity

(In millions) For the years ended December 31	2010	2009	2008
Preferred Stock
Balance at beginning of year	$4,000	-	-
Preferred stock issued	-	$7,000	-
Preferred stock repurchased	-	(2,500)	-
Preferred stock converted to common stock	-	(500)	-
Balance at end of year	4,000	4,000	-
Common Stock
Balance at beginning of year	2,906	2,453	$2,453
Common stock issued	25	453	-
Balance at end of year	2,931	2,906	2,453
Additional Paid-in Capital
Balance at beginning of year	1,913	872	902
Common stock issued	156	2,643	-
Sale of shares to ESOP	-	(1,529)	-
Stock-based compensation and allocation of ESOP shares	217	(73)	(30)
Balance at end of year	2,286	1,913	872
Retained Earnings
Balance at beginning of year	16,704	17,013	18,004
Net income available for The Dow Chemical Company common stockholders	1,970	336	579
Dividends declared on common stock (Per share: $0.60 in 2010, $0.60 in 2009 and $1.68 in 2008)	(677)	(639)	(1,556)
Other	(13)	(6)	(14)
Impact of adoption of ASU 2009-17, net of tax	(248)	-	-
Balance at end of year	17,736	16,704	17,013
Accumulated Other Comprehensive Loss
Unrealized Gains (Losses) on Investments at beginning of year	79	(111)	71
Net change in unrealized gains (losses)	32	190	(182)
Balance at end of year	111	79	(111)
Cumulative Translation Adjustments at beginning of year	624	221	723
Translation adjustments	(257)	403	(502)
Balance at end of year	367	624	221
Pension and Other Postretirement Benefit Plans at beginning of year	(4,587)	(4,251)	(989)
Net prior service credit	23	19	16
Net loss	(307)	(355)	(3,278)
Balance at end of year	(4,871)	(4,587)	(4,251)
Accumulated Derivative Gain (Loss) at beginning of year	(8)	(248)	25
Net hedging results	(13)	(65)	(452)
Reclassification to earnings	15	305	179
Balance at end of year	(6)	(8)	(248)
Total accumulated other comprehensive loss	(4,399)	(3,892)	(4,389)
Unearned ESOP Shares
Balance at beginning of year	(519)	-	-
Shares acquired	(1)	(553)	-
Shares allocated to ESOP participants	44	34	-
Balance at end of year	(476)	(519)	-
Treasury Stock
Balance at beginning of year	(557)	(2,438)	(1,800)
Purchases	(14)	(5)	(898)
Sale of shares to ESOP	-	1,529	-
Issuance to employees and employee plans	332	357	260
Balance at end of year	(239)	(557)	(2,438)
The Dow Chemical Company’s Stockholders’ Equity	21,839	20,555	13,511
Noncontrolling Interests
Balance at beginning of year	569	69	414
Net income attributable to noncontrolling interests	11	28	75
Purchase of noncontrolling interests’ share of subsidiaries	-	-	(376)
Distributions to noncontrolling interests	(8)	(24)	(45)
Acquisition of Rohm and Haas Company noncontrolling interests	-	432	-
Consolidation of variable interest entities	109	46	-
Impact of adoption ASU 2009-17	100	-	-
Other	22	18	1
Balance at end of year	803	569	69
Total Equity	$22,642	$21,124	$13,580

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(In millions) For the years ended December 31	2010	2009	2008
Net Income	$2,321	$676	$654
Other Comprehensive Income (Loss), Net of Tax (tax amounts shown below for 2010, 2009, 2008)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) during the period (net of tax of $12, $53, $(70))	17	134	(158)
Less: Reclassification adjustments for net amounts included in net income (net of tax of $8, $30, $(13))	15	56	(24)
Cumulative translation adjustments (net of tax of $57, $(15), $(22))	(257)	403	(502)
Defined benefit pension plans:
Prior service cost arising during period (net of tax of $-, $(1), $-)	(2)	(1)	(4)
Net loss arising during period (net of tax of $(193), $(257), $(1,561))	(485)	(433)	(3,307)
Less: Amortization of prior service cost included in net periodic pension costs (net of tax of $13, $8, $8)	25	20	20
Less: Amortization of net loss included in net periodic pension costs (net of tax of $92, $40, $13)	178	78	29
Net gains (losses) on cash flow hedging derivative instruments (net of tax of $2, $56, $(49))	2	240	(273)
Total other comprehensive income (loss)	(507)	497	(4,219)
Comprehensive Income (Loss)	1,814	1,173	(3,565)
Comprehensive income attributable to noncontrolling interests, net of tax	11	28	75
Comprehensive Income (Loss) Attributable to The Dow Chemical Company	$1,803	$1,145	$(3,640)

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

Certain changes to prior year balance sheet amounts have been made in accordance with the accounting guidance for business combinations to reflect adjustments made during the measurement period to provisional amounts recorded for assets acquired and liabilities assumed from Rohm and Haas Company (“Rohm and Haas”) on April 1, 2009. Certain changes have been made to geographic area information for prior years to reflect changes made in the first quarter of 2010. Certain changes have been made to operating segment information for prior years to reflect changes made in the fourth quarter of 2010 related to changes in the Company’s organization.

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

Impairment and Disposal of Long-Lived Assets

The Company evaluates long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When undiscounted future cash flows are not expected to be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value based on bids received from third parties or a discounted cash flow analysis based on market participant assumptions.

Long-lived assets to be disposed of by sale are classified as held for sale and are reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased. Long-lived assets to be disposed of other than by sale are classified as held and used until they are disposed of and are reported at the lower of carrying amount or fair value, and depreciation is recognized over the remaining useful life of the assets.

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

Finite-lived intangible assets such as purchased customer lists, licenses, intellectual property, patents, trademarks and software, are amortized over their estimated useful lives, generally on a straight-line basis for periods ranging primarily from three to twenty years. Finite-lived intangible assets are reviewed for impairment or obsolescence annually, or more frequently when events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows.

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

Revenue

Sales are recognized when the revenue is realized or realizable, and the earnings process is complete. Approximately 99 percent of the Company’s sales in 2010 related to sales of product. The remaining 1 percent in 2010 related to the Company’s service offerings, insurance operations, and licensing of patents and technology. Revenue for product sales is recognized as risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. As such, title to the product passes when the product is delivered to the freight carrier. Dow’s standard terms of delivery are included in its contracts of sale, order confirmation documents and invoices. Freight costs and any directly related costs of transporting finished product to customers are recorded as “Cost of sales.”

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

Severance Costs

The Company routinely reviews its operations around the world in an effort to ensure competitiveness across its businesses and geographic areas. When the reviews result in a workforce reduction related to the shutdown of facilities or other optimization activities, severance benefits are provided to employees primarily under Dow’s ongoing benefit arrangements. These severance costs are accrued under the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 712, “Compensation – Nonretirement Postemployment Benefits,” once management commits to a plan of termination including the number of employees to be terminated, their job classifications or functions, their locations and the expected completion date.

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

NOTE B – RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance

On January 1, 2010, the Company adopted Accounting Standards Update (“ASU”) 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” This ASU is intended to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The Company evaluated the impact of adopting the guidance and the terms and conditions in place at January 1, 2010 and determined that certain sales of accounts receivable would be classified as secured borrowings. Under the Company’s sale of accounts receivable arrangements, $915 million was outstanding at January 1, 2010. The maximum amount of receivables available for participation in these programs was $1,939 million at January 1, 2010. See Note O for additional information about transfers of financial assets.

On January 1, 2010, the Company adopted ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amended the consolidation guidance applicable to variable interest entities and required additional disclosures concerning an enterprise’s continuing involvement with variable interest entities. The Company evaluated the impact of this guidance and determined that the adoption resulted in the consolidation of two additional joint ventures, an owner trust and an entity that was used to monetize accounts receivable. At January 1, 2010, $793 million in assets (net of tax, including the impact on “Investment in nonconsolidated affiliates”), $941 million in liabilities, $100 million in noncontrolling interests and a cumulative effect adjustment to retained earnings of $248 million were recorded as a result of the adoption of this guidance. See Note S for additional information about variable interest entities.

On January 1, 2010, the Company adopted ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which added disclosure requirements about transfers in and out of Levels 1 and 2 and separate disclosures about activity relating to Level 3 measurements and clarifies existing disclosure requirements related to the level of disaggregation and input and valuation techniques. See Note K for additional disclosures about fair value measurements.

Accounting Guidance Issued But Not Adopted as of December 31, 2010

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force,” which amends the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. This ASU is effective for fiscal years beginning on or after June 15, 2010. The adoption of the guidance on January 1, 2011 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE C – RESTRUCTURING

2009 Restructuring

On June 30, 2009, the Company’s Board of Directors approved a restructuring plan related to the Company’s acquisition of Rohm and Haas Company (“Rohm and Haas”) as well as actions to advance the Company’s strategy and to respond to continued weakness in the global economy. The restructuring plan included the elimination of approximately 2,500 positions primarily resulting from synergies to be achieved as a result of the acquisition of Rohm and Haas. In addition, the plan included the shutdown of a number of manufacturing facilities. These actions are expected to be completed primarily by the end of 2011. As a result of the restructuring activities, the Company recorded pretax restructuring charges of $677 million in the second quarter of 2009, consisting of asset write-downs and write-offs of $454 million, costs associated with exit or disposal activities of $68 million and severance costs of $155 million. The impact of the charges is shown as “Restructuring charges” in the consolidated statements of income and was reflected in the Company’s segment results as shown in the following table, which also reflects adjustments made in 2009 to the 2009 plan, the 2008 plan (as discussed below and in the sections titled “2008 Restructuring”) and the 2007 plan.

2009 Restructuring Charges by Operating Segment In millions	Impairment of Long-Lived Assets and Other Assets	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Electronic and Specialty Materials	$ 68	-	-	$ 68
Coatings and Infrastructure	167	$4	-	171
Performance Products	73	-	-	73
Plastics	1	-	-	1
Chemicals and Energy	75	-	-	75
Hydrocarbons	65	-	-	65
Corporate	5	64	$155	224
Total 2009 restructuring charges	$ 454	$ 68	$155	$677
Adjustments to restructuring charges:
2009 - Corporate	-	13	-	13
2008 - Corporate	-	-	19	19
2007 - Health and Agricultural Sciences	-	(15)	-	(15)
2007 - Corporate	-	-	(5)	(5)
Net 2009 restructuring charges	$ 454	$ 66	$169	$689

Details regarding the components of the 2009 restructuring charges and adjustments to restructuring charges are discussed below:

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

•

Ethylene manufacturing facility in Hahnville, Louisiana. A write-off of the net book value of the related buildings, machinery and equipment against the Hydrocarbons segment was recorded. The facility shut down in the second quarter of 2009.

•

Ethylene oxide/ethylene glycol manufacturing facility in Hahnville, Louisiana. A write-off of the net book value of the related buildings, machinery and equipment against the Chemicals and Energy segment was recorded. The facility shut down in the second quarter of 2009.

•

Ethylene dichloride and vinyl chloride monomer manufacturing facility in Plaquemine, Louisiana. A write-down of the net book value of the related buildings, machinery and equipment against the Chemicals and Energy segment was recorded. The facility will shut down in mid-2011.

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

Severance Costs

The restructuring charges included severance of $155 million for the separation of approximately 2,500 employees under the terms of the Company’s ongoing benefit arrangements, primarily over two years. These costs were charged against Corporate. At December 31, 2009, severance of $72 million had been paid and a currency adjusted liability of $84 million remained for approximately 1,221 employees. At December 31, 2010, severance of $149 million had been paid and a currency adjusted liability of $6 million remained for approximately 189 employees, with anticipated departure dates scheduled primarily in the first quarter of 2011.

The following table summarizes the activities related to the Company’s restructuring reserve:

2009 Restructuring Activities In millions	Impairment of Long-Lived Assets and Other Assets	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Restructuring charges recognized in the second quarter of 2009	$454	$ 68	$155	$677
Adjustment to reserve	-	13	-	13
Charges against reserve	(454)	(13)	-	(467)
Cash payments	-	-	(72)	(72)
Foreign currency impact	-	-	1	1
Reserve balance at December 31, 2009	-	$68	$ 84	$152
Adjustments to reserve	21	7	1	29
Charges against reserve	(21)	(7)	-	(28)
Cash payments	-	-	(77)	(77)
Foreign currency impact	-	-	(2)	(2)
Reserve balance at December 31, 2010	-	$ 68	$ 6	$ 74

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

2010 Adjustments to 2009 and 2008 Restructuring Plans

In the first quarter of 2010, the Company recorded an additional $8 million charge to adjust the impairment of long-lived assets and other assets related to the FTC required divestitures completed in the first quarter of 2010, and an additional $8 million charge related to the shutdown of a small manufacturing facility under the 2009 restructuring plan. The impact of these charges is shown as “Restructuring charges” in the consolidated statements of income and was reflected in the following operating segments: Electronic and Specialty Materials ($8 million), Coatings and Infrastructure ($5 million) and Performance Products ($3 million).

In the second quarter of 2010, the Company recorded additional restructuring charges of $13 million, which included the write-off of other assets of $5 million, additional costs associated with exit or disposal activities of $7 million and additional severance of $1 million related to the FTC required divestitures that were included in the 2009 restructuring plan. The impact of these charges is shown as “Restructuring charges” in the consolidated statements of income and was reflected in Performance Products ($12 million) and Corporate ($1 million).

In the fourth quarter of 2010, the Company decreased the severance reserve for the 2008 restructuring plan by $3 million to adjust the reserve to the remaining future payments. The impact of this adjustment is shown as “Restructuring charges” in the consolidated statements of income and was reflected in Corporate.

2009 Adjustments to 2008 and 2007 Restructuring Plans

In the first quarter of 2009, the Company increased the severance reserve for the 2008 restructuring plan by $19 million, for an additional workforce reduction of approximately 500 employees. The increase was reflected in Corporate.

In the second quarter of 2009, the Company reduced the 2007 restructuring reserve related to contract termination fees by $15 million as a result of the Company’s acquisition of Rohm and Haas, impacting the Health and Agricultural Sciences segment. The initial liability established in 2007 included contract termination fees related to the cancellation of contract manufacturing agreements between the Company and Rohm and Haas. Following completion of the acquisition, the liability for these fees was reversed.

In the fourth quarter of 2009, the Company reduced the severance reserve for the 2007 restructuring plan by $5 million as redeployment opportunities for affected employees were identified. The decrease was reflected in Corporate.

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

In the second quarter of 2010, the Company decreased the restructuring reserve $10 million due to the divestiture of the Powder Coatings business and to adjust the reserve to expected future severance payments. In the second half of 2010, the Company decreased the restructuring reserve $24 million to adjust the reserve to expected future severance payments. The impact of these adjustments is shown as “Cost of sales” in the consolidated statements of income and was reflected in Corporate. In 2010, severance of $25 million was paid, leaving a currency adjusted liability of $12 million at December 31, 2010; $5 million for employees who have left the Company and will continue to receive annuity payments primarily through the third quarter of 2011 and $7 million for approximately 44 employees. Cash payments are expected to be complete by mid-2011.

Restructuring Reserve Assumed from Rohm and Haas
In millions	Severance Costs
Reserve balance assumed on April 1, 2009	$122
Cash payments	(43)
Adjustment to reserve	(9)
Foreign currency impact	(2)
Reserve balance at December 31, 2009	$ 68
Cash payments	(25)
Adjustments to reserve	(34)
Foreign currency impact	3
Reserve balance at December 31, 2010	$ 12

2008 Restructuring

On December 5, 2008, the Company’s Board of Directors approved a restructuring plan as part of a series of actions to advance the Company’s strategy and respond to the severe economic downturn. The restructuring plan included the shutdown of a number of facilities and a global workforce reduction, which were substantially completed in 2010. As a result of the shutdowns and global workforce reduction, the Company recorded pretax restructuring charges of $785 million in the fourth quarter of 2008. The charges consisted of asset write-downs and write-offs of $336 million, costs associated with exit or disposal activities of $128 million and severance costs of $321 million. The impact of the charges is shown as “Restructuring charges” in the consolidated statements of income and was reflected in the Company’s segment results as shown in the following table, which also reflects adjustments made in 2008 to the 2007 and 2006 restructuring charges.

2008 Restructuring Charges by Operating Segment In millions	Impairment of Long-Lived Assets and Other Assets	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Electronic and Specialty Materials	$ 10	-	-	$ 10
Coatings and Infrastructure	15	$ 1	-	16
Performance Systems	67	1	-	68
Performance Products	39	-	-	39
Plastics	96	2	-	98
Chemicals and Energy	86	20	-	106
Hydrocarbons	15	3	-	18
Corporate	8	101	$321	430
Total 2008 restructuring charges	$336	$128	$321	$785
Adjustments to 2007 restructuring charges:
Performance Systems	-	2	-	2
Health and Agricultural Sciences	-	3	-	3
Plastics	30	20	-	50
Corporate	-	5	-	5
Adjustments to 2006 restructuring charges:
Chemicals and Energy	-	(3)	-	(3)
Corporate	-	-	(3)	(3)
Net 2008 restructuring charges	$ 366	$155	$318	$839

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

•

Chlor-alkali manufacturing facility in Oyster Creek, Texas. A $31 million write-off of the net book value of the related buildings, machinery and equipment against the Chemicals and Energy segment was recorded in the fourth quarter of 2008. This facility was shut down in the first quarter of 2009.

•

Styrene and styrene derivatives manufacturing facilities principally in Freeport, Texas; Pittsburg, California; Terneuzen, The Netherlands; King’s Lynn, England; and Varennes, Canada. A $37 million write-off of the net book value of the related buildings, machinery and equipment was recorded in the fourth quarter of 2008 against the Hydrocarbons ($14 million), Plastics ($6 million), Performance Products ($10 million) and Coatings and Infrastructure ($2 million) segments, as well as Corporate ($5 million). The facilities were shut down in the fourth quarter of 2009.

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

•

Perchloroethylene/carbon tetrachloride manufacturing facility in Aratu, Brazil. An $11 million write-off of the net book value of the related buildings, machinery and equipment against the Chemicals and Energy segment was recorded in the fourth quarter of 2008. This facility was closed in the second quarter of 2010.

•	In addition to the locations described above, the restructuring charges for plant closures included $26 million related to the shutdown of several small production facilities.

•

The Company decided in the fourth quarter of 2008 to pursue strategic alternatives regarding its Wilton, England, ethylene oxide/ethylene glycol (“EO/EG”) plant. Based on the results of asset impairment testing, an impairment charge of $30 million against the Chemicals and Energy segment was recorded in the fourth quarter of 2008. The plant was shut down in January 2010.

•

Due to an expected loss on the pending sale of the automotive sealants business in Europe, an impairment charge of $8 million against the Performance Systems segment was recorded in the fourth quarter of 2008. The business was sold in the first quarter of 2009.

•

Due to a change in scope, the Company’s investment (primarily engineering costs) in a project to form a joint venture to design, build and operate a petrochemical complex in Oman was written down. An $83 million write-down of the project-related spending against the Plastics segment was recorded in the fourth quarter of 2008.

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

Costs Associated with Exit or Disposal Activities

The restructuring charges for costs associated with exit or disposal activities totaled $128 million in 2008 and included pension curtailment costs and termination benefits of $88 million reflected in Corporate; and environmental remediation and asbestos abatement of $40 million primarily impacting Chemicals and Energy and Corporate.

Severance Costs

As a result of the Company’s decision to shut down assets around the world and implement a global workforce reduction, the restructuring charges included severance of $321 million for the separation of approximately 3,000 employees under the terms of Dow’s ongoing benefit arrangements. These costs were charged against Corporate. In the first quarter of 2009, the Company increased the severance reserve by $19 million, including approximately 500 additional employees. At December 31, 2009, severance of $289 million had been paid and a currency adjusted liability of $53 million remained for approximately 293 employees. In the fourth quarter of 2010, the Company decreased the severance reserve by $3 million to adjust the reserve to the remaining future payments. The impact of this adjustment is shown as “Restructuring charges” in the consolidated statements of income and was reflected in Corporate. At December 31, 2010, severance of $316 million had been paid and employee separations were substantially complete. A currency adjusted liability of $22 million remained at December 31, 2010, largely for employees who have left the Company and will continue to receive annuity payments primarily through 2018.

The following table summarizes the activities related to the Company’s restructuring reserve:

2008 Restructuring Activities In millions	Impairment of Long-Lived Assets and Other Assets	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Restructuring charges recognized in the fourth quarter of 2008	$ 336	$128	$321	$785
Cash payments	-	-	(2)	(2)
Charges against reserve	(336)	-	-	(336)
Reserve balance at December 31, 2008	-	$128	$319	$447
Adjustment to reserve	-	-	19	19
Cash payments	-	-	(287)	(287)
Foreign currency impact	-	7	2	9
Reserve balance at December 31, 2009	-	$135	$ 53	$188
Adjustment to reserve	-	-	(3)	(3)
Cash payments	-	-	(27)	(27)
Foreign currency impact	-	(3)	(1)	(4)
Reserve balance at December 31, 2010	-	$132	$ 22	$154

The shutdowns and optimization activities related to the 2008 restructuring plan were substantially complete in 2010, with remaining liabilities primarily related to pension, environmental remediation and severance to be paid over time.

2008 Adjustments to 2007 and 2006 Restructuring Plans

In 2008, adjustments were made to the 2007 restructuring plan to increase the reserve for environmental remediation $5 million (impacting Corporate). The 2007 restructuring reserve was also increased $5 million for contract termination fees, reflected in Performance Systems ($2 million) and Health and Agricultural Sciences ($3 million). In the fourth quarter of 2008, Pétromont, a nonconsolidated affiliate, announced the permanent shutdown of its operations. As a result of this announcement, the Company recorded an additional charge of $50 million against the 2007 restructuring plan (impacting the Plastics segment).

In 2008, adjustments were made to the 2006 restructuring plan to decrease the reserve for environmental remediation $3 million (impacting the Chemicals and Energy segment) and to decrease the severance reserve $3 million (impacting Corporate).

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

As a condition of the FTC’s approval of the Merger, the Company was required to divest a portion of its acrylic monomer business, a portion of its specialty latex business and its hollow sphere particle business. The Company completed the sale of these businesses in 2010 (see Note E). Total net sales and cost of sales for these businesses amounted to approximately one percent of the Company’s 2008 net sales and cost of sales.

The following table provides net sales and results of operations from the Rohm and Haas acquired businesses included in the Company’s 2009 results since the April 1, 2009 acquisition. Included in the results from Rohm and Haas was $257 million of restructuring charges (see Note C), a one-time increase in cost of sales of $209 million related to the fair value step-up of inventories acquired from Rohm and Haas and sold in the second quarter of 2009 and a pretax loss of $56 million on the early extinguishment of debt.

Rohm and Haas Results of Operations	April 1 – Dec. 31,
In millions	2009
Net sales	$5,599
Loss from Continuing Operations Before Income Taxes	$(134)

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

Pro Forma Results of Operations In millions, except per share amounts	2009	2008
Net sales	$45,853	$65,704
Net loss available for The Dow Chemical Company common stockholders	$(501)	$(317)
Loss per common share – diluted	$(0.45)	$(0.29)

The following table summarizes the fair values of the assets acquired and liabilities assumed from Rohm and Haas on April 1, 2009. During the measurement period, which ended on March 31, 2010, net adjustments of $145 million were made to the fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill. These adjustments are summarized in the table presented below. The balance sheet at December 31, 2009 has been retrospectively adjusted to reflect these adjustments as required by the accounting guidance for business combinations. No further adjustments have been made to the acquisition-date fair values of assets acquired and liabilities assumed since the end of the measurement period.

Assets Acquired and Liabilities Assumed on April 1, 2009 In millions	Initial Valuation	2009 Adjustments to Fair Value	Dec. 31, 2009	2010 Adjustments to Fair Value	March 31, 2010
Purchase Price	$15,681	-	$15,681	-	$15,681
Fair Value of Assets Acquired
Current assets	$2,710	-	$2,710	$(18)	$2,692
Property	3,930	$(138)	3,792	-	3,792
Other intangible assets (1)	4,475	830	5,305	-	5,305
Other assets	1,288	32	1,320	-	1,320
Net assets of the Salt business (2)	1,475	(167)	1,308	-	1,308
Total Assets Acquired	$13,878	$557	$14,435	$(18)	$14,417
Fair Value of Liabilities and Noncontrolling Interests Assumed
Current liabilities	$1,218	$(11)	$1,207	$(1)	$1,206
Long-term debt	2,528	13	2,541	-	2,541
Accrued and other liabilities and noncontrolling interests	702	-	702	-	702
Pension benefits	1,119	-	1,119	-	1,119
Deferred tax liabilities – noncurrent	2,482	311	2,793	82	2,875
Total Liabilities and Noncontrolling Interests Assumed	$8,049	$313	$8,362	$81	$8,443
Goodwill (1)	$9,852	$(244)	$9,608	$99	$9,707
(1)	See Note I for additional information.
(2)	Morton International, Inc.

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

The following table summarizes the major classes of assets and liabilities underlying the deferred tax liabilities resulting from the acquisition of Rohm and Haas:

Deferred Tax Liabilities Assumed on April 1, 2009 In millions	As Adjusted
Intangible assets	$1,754
Property	526
Long-term debt	191
Inventory	80
Other accruals and reserves	324
Total Deferred Tax Liabilities	$2,875

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

Financing for the Rohm and Haas Acquisition

Financing for the acquisition of Rohm and Haas included debt and equity financing (see Notes P, W and X).

Rohm and Haas Acquisition and Integration Related Expenses

During 2010, pretax charges totaling $143 million were recorded for integration expenses related to the April 1, 2009 acquisition of Rohm and Haas. During 2009, pretax charges totaling $166 million ($49 million in 2008) were recorded for legal expenses and other transaction and integration costs related to the acquisition. These charges, which were expensed in accordance with the accounting guidance for business combinations, were recorded in “Acquisition and integration related expenses” and reflected in Corporate. An additional $60 million of acquisition-related retention expenses were incurred during 2009 and recorded in “Cost of sales,” “Research and development expenses,” and “Selling, general and administrative expenses” and reflected in Corporate.

Purchased In-Process Research and Development

Purchased in-process research and development (“IPR&D”) represents the value assigned to acquired research and development projects that, as of the date of the acquisition, had not established technological feasibility and had no alternative future use. Prior to January 1, 2009, amounts assigned to IPR&D meeting these criteria were charged to expense as part of the allocation of the purchase price of the business combination. With the adoption of ASC Topic 805, “Business Combinations,” on January 1, 2009, IPR&D acquired in a business combination is capitalized and tested for impairment annually.

The Company recorded pretax charges totaling $7 million in 2009 for IPR&D projects associated with the purchase of technology that was not part of a business combination. The Company recorded pretax charges totaling $44 million in 2008 for IPR&D projects associated with several acquisitions. The estimated values assigned to the IPR&D projects were determined primarily based on a discounted cash flow model and are shown below:

In-Process Research and Development Projects Acquired In millions	Date of Acquisition	Estimated Value Assigned to IPR&D
2009
Lithium ion battery technology purchase	October 30, 2009	$7
2008
Germplasm from Triumph Seed Co., Inc.	February 29, 2008	$ 4
Germplasm from Dairyland Seed Co., Inc. and Bio-Plant Research Ltd.	August 29, 2008	23
Germplasm from Südwestsaat GbR	December 16, 2008	17
Total 2008 IPR&D		$ 44

The IPR&D charges outlined above are shown as “Purchased in-process research and development charges” in the consolidated statements of income. The 2009 IPR&D charges related to a technology purchase for projects within the Ventures business, impacting Corporate. The 2008 IPR&D charges were related to projects within the Health and Agricultural Sciences segment.

NOTE E – DIVESTITURES

Divestiture of the Styron Business Unit

On March 2, 2010, the Company announced the entry into a definitive agreement to sell the Styron business unit (“Styron”) to an affiliate of Bain Capital Partners. The definitive agreement specified the assets and liabilities related to the businesses and products to be included in the sale. On June 17, 2010, the sale was completed for $1,561 million, net of working capital adjustments and costs to sell, with proceeds subject to customary post-closing adjustments. The proceeds included a $75 million long-term note receivable. In addition, the Company elected to acquire a 7.5 percent equity interest in the resulting privately held, global materials company. Businesses and products sold included: Styrenics – polystyrene, acrylonitrile butadiene styrene, styrene acrylonitrile and expandable polystyrene; Emulsion Polymers; Polycarbonate and Compounds and Blends; Synthetic Rubber; and certain products from Dow Automotive Systems. Also included in the sale were certain styrene monomer assets and the Company’s 50-percent ownership interest in Americas Styrenics LLC, a nonconsolidated affiliate. The transaction also resulted in several long-term supply, service and purchase agreements between Dow and Styron.

Styron’s results of operations were not classified as discontinued operations, as the Company has continuing cash flows as a result of the supply, service and purchase agreements, and continues to hold an equity interest.

The following table presents the major classes of assets and liabilities divested by operating segment:

Styron Assets and Liabilities Divested on June 17, 2010 In millions	Perf Systems	Perf Products	Plastics	Hydro- carbons	Corp	Total
Inventories	$76	$96	$152	$144	-	$468
Other current assets	53	238	201	27	$201	720
Investment in nonconsolidated affiliate	-	-	158	-	-	158
Net property	140	137	126	8	-	411
Goodwill	94	17	30	-	-	141
Other noncurrent assets	-	-	-	-	96	96
Total assets divested	$363	$488	$667	$179	$297	$1,994
Current liabilities	-	-	-	-	$347	$347
Other noncurrent liabilities	-	-	-	-	92	92
Total liabilities divested	-	-	-	-	$439	$439
Components of accumulated other comprehensive income divested	-	-	-	-	$45	$45
Net value divested	$363	$488	$667	$179	$(187)	$1,510

Post-closing adjustments were finalized in the fourth quarter of 2010. In 2010, the Company recognized a pretax gain of $27 million on the sale, net of post-closing adjustments of $24 million and including a net gain on the sale of two small, related joint ventures, working capital adjustments and additional costs to sell. The net gain was included in “Sundry income – net” and reflected in the following operating segments: Performance Systems ($7 million), Performance Products ($13 million) and Plastics ($7 million). The sale resulted in an after-tax loss of $56 million, primarily because goodwill related to the divestiture was not tax deductible.

On February 3, 2011, Styron repaid the $75 million long-term note receivable, plus interest.

Divestitures Required as a Condition to the Acquisition of Rohm and Haas

As a condition of the FTC’s approval of the April 1, 2009 acquisition of Rohm and Haas, the Company was required to divest a portion of its acrylic monomer business, a portion of its specialty latex business and its hollow sphere particle business. As a result, the Company recognized an impairment charge of $205 million related to these assets in the second quarter of 2009 restructuring charge (see Note C).

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

Divestiture of the Rohm and Haas Salt Business

On April 1, 2009, the Company announced the entry into a definitive agreement to sell the stock of Morton International, Inc. (“Morton”), the Salt business of Rohm and Haas, to K+S Aktiengesellschaft (“K+S”). On October 1, 2009, the Company completed the divestiture of its interest in Morton to K+S and received net proceeds of $1,576 million, with proceeds subject to customary post-closing adjustments. As a result, the Company recognized a pretax $37 million gain on the sale in the fourth quarter of 2009, included in “Sundry income – net,” and reflected in Corporate. One billion dollars in proceeds from this transaction were used to pay off the Term Loan Agreement used to fund the acquisition of Rohm and Haas (see Note P). The results of operations for the Salt business were reported in Corporate and were not material to the consolidated financial statements.

Salt Business Assets and Liabilities Divested In millions	At Oct. 1, 2009
Current assets	$ 374
Property	434
Other intangible assets	1,151
Deferred charges and other assets	102
Assets divested	$2,061
Current liabilities	$ 124
Deferred income tax liabilities – noncurrent	311
Pension and other postretirement benefits	89
Other noncurrent obligations	14
Liabilities divested	$ 538

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

The following table presents the results of discontinued operations:

Discontinued Operations In millions	2009	2008
Net sales	$70	$153
Income before income taxes	$175	$44
Provision for income taxes	$65	$16
Income from discontinued operations, net of income taxes	$110	$28

Divestiture of Investments in Nonconsolidated Affiliates

On September 1, 2009, the Company completed the sale of its ownership interest in Total Raffinaderij Nederland N.V. (“TRN”), a nonconsolidated affiliate, and related inventory to Total S.A. for $742 million. This sale resulted in a pretax net gain of $457 million, which consisted of a gain of $513 million reflected in “Sundry income – net” and a charge of $56 million related to the recognition of hedging losses which were recorded to “Cost of sales.” The gain impacted the Hydrocarbons operating segment.

On September 30, 2009 the Company completed the sale of its ownership interest in the OPTIMAL Group of Companies (“OPTIMAL”), nonconsolidated affiliates, to Petroliam Nasional Berhad for net proceeds of $660 million. This sale resulted in a pretax gain of $339 million included in “Sundry income – net,” and reflected in the operating segments as follows: $1 million in Performance systems, $145 million in Performance Products and $193 million in Chemicals and Energy.

NOTE F – INVENTORIES

The following table provides a breakdown of inventories:

Inventories at December 31 In millions	2010	2009
Finished goods	$4,289	$3,887
Work in process	1,498	1,593
Raw materials	644	671
Supplies	656	696
Total inventories	$7,087	$6,847

The reserves reducing inventories from a FIFO basis to a LIFO basis amounted to $1,003 million at December 31, 2010 and $818 million at December 31, 2009. Inventories valued on a LIFO basis, principally hydrocarbon and U.S. chemicals and plastics product inventories, represented 29 percent of the total inventories at December 31, 2010 and December 31, 2009.

A reduction of certain inventories resulted in the liquidation of some of the Company’s LIFO inventory layers, increasing pretax income $159 million in 2010 and $84 million in 2009 and decreasing pretax income $45 million in 2008.

NOTE G – PROPERTY

Property at December 31 In millions	Estimated Useful Lives (Years)	2010	2009
Land	-	$893	$942
Land and waterway improvements	15-25	1,264	1,342
Buildings	5-55	4,442	4,811
Machinery and equipment	3-20	37,224	39,983
Utility and supply lines	5-20	2,229	2,306
Other property	3-30	2,133	2,170
Construction in progress	-	3,463	2,013
Total property		$51,648	$53,567

In millions	2010	2009	2008
Depreciation expense	$2,289	$2,291	$2,016
Manufacturing maintenance and repair costs	$1,949	$1,473	$1,622
Capitalized interest	$72	$61	$97

NOTE H – NONCONSOLIDATED AFFILIATES AND RELATED COMPANY TRANSACTIONS

The Company’s investments in related companies accounted for using the equity method (“nonconsolidated affiliates”) were $3,453 million at December 31, 2010 and $3,224 million at December 31, 2009. At December 31, 2010, the carrying amount of the Company’s investments in nonconsolidated affiliates was $74 million more than its share of the investees’ net assets, exclusive of additional differences for Dow Corning Corporation (“Dow Corning”), MEGlobal and Equipolymers, which are discussed separately below. At December 31, 2009, the carrying amount of the Company’s investments in nonconsolidated affiliates was $52 million more than its share of the investees’ net assets, exclusive of additional differences for Dow Corning, MEGlobal, Equipolymers and Americas Styrenics LLC. Dividends received from the Company’s nonconsolidated affiliates were $668 million in 2010, $690 million in 2009 and $836 million in 2008.

On May 15, 1995, Dow Corning, in which the Company is a 50-percent shareholder, voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code (see Note N). As a result, the Company fully reserved its investment in Dow Corning and reserved its 50-percent share of equity earnings from that time through the third quarter of 2000. In November 2000, following affirmation of the Bankruptcy Court’s order confirming the Joint Plan of Reorganization (the “Joint Plan”), the Company reviewed the value of its investment in Dow Corning, revised its assessment of the recoverability of its investment, and determined that it had adequately provided for the other-than-temporary decline associated with the bankruptcy. On June 1, 2004, Dow Corning’s Joint Plan became effective and Dow Corning emerged from bankruptcy. Since May 1995, a difference between the Company’s 50-percent share of the underlying equity of Dow Corning and the carrying value of this investment has existed, and the Company considers the difference to be permanent. The Company’s investment in Dow Corning was $227 million less than the Company’s proportionate share of Dow Corning’s underlying net assets at December 31, 2010 and December 31, 2009.

At December 31, 2010, the Company’s investment in MEGlobal was $250 million less than the Company’s proportionate share of MEGlobal’s underlying net assets ($257 million less at December 31, 2009). This amount represents the difference between the value of certain assets of the joint venture and the Company’s related valuation on a U.S. GAAP basis, of which $60 million is being amortized over the remaining useful lives of the assets and $190 million represents the Company’s share of the joint venture’s goodwill.

At December 31, 2010, the Company’s investment in Equipolymers was $7 million less than the Company’s proportionate share of Equipolymers’ underlying net assets ($8 million less at December 31, 2009). This amount represents the difference between the value of certain assets of the joint venture and the Company’s related valuation on a U.S. GAAP basis, all of which is being amortized over the remaining useful lives of the assets. In the fourth quarter of 2009, the Company recognized an impairment loss of $65 million related to its investment in Equipolymers.

At December 31, 2009, the Company’s investment in Americas Styrenics LLC was $136 million less than the Company’s proportionate share of Americas Styrenics LLC’s underlying net assets. This amount represented the difference between the book value of assets contributed to the joint venture by the Company at the time of formation (May 1, 2008) and the Company’s 50-percent share of the total recorded value of the joint venture’s assets. The Company’s investment in Americas Styrenics LLC was sold on June 17, 2010, as part of the divestiture of Styron (see Note E).

See Note E for information regarding the divestiture of the Company’s investment in two additional nonconsolidated affiliates in 2009.

All of the nonconsolidated affiliates in which the Company has investments are privately held companies; therefore, quoted market prices are not available.

Principal Nonconsolidated Affiliates

Dow’s principal nonconsolidated affiliates and the Company’s direct or indirect ownership interest for each at December 31, 2010, 2009 and 2008 are as follows:

Principal Nonconsolidated Affiliates at December 31	Ownership Interest
	2010	2009	2008
Americas Styrenics LLC (1)	-	50%	50%
Compañía Mega S.A.	28%	28%	28%
Dow Corning Corporation	50%	50%	50%
EQUATE Petrochemical Company K.S.C.	42.5%	42.5%	42.5%
Equipolymers	50%	50%	50%
The Kuwait Olefins Company K.S.C.	42.5%	42.5%	42.5%
MEGlobal	50%	50%	50%
The OPTIMAL Group of Companies: (2)
OPTIMAL Chemicals (Malaysia) Sdn. Bhd.	-	-	50%
OPTIMAL Glycols (Malaysia) Sdn. Bhd.	-	-	50%
OPTIMAL Olefins (Malaysia) Sdn. Bhd.	-	-	23.75%
The SCG-Dow Group:
Siam Polyethylene Company Limited	49%	49%	49%
Siam Polystyrene Company Limited	50%	50%	50%
Siam Styrene Monomer Co., Ltd.	50%	50%	50%
Siam Synthetic Latex Company Limited	50%	50%	50%
Univation Technologies, LLC	50%	50%	50%
(1)	On June 17, 2010, the Company completed the sale of its ownership interest in Americas Styrenics LLC; see Note E.
(2)	On September 30, 2009, the Company completed the sale of its ownership interest in the OPTIMAL Group of Companies; see Note E.

The Company’s investment in its principal nonconsolidated affiliates was $2,635 million at December 31, 2010 and $2,359 million at December 31, 2009. Equity earnings from these companies were $1,032 million in 2010, $587 million in 2009 and $824 million in 2008. The summarized financial information presented below represents the combined accounts (at 100 percent) of the principal nonconsolidated affiliates.

Summarized Balance Sheet Information at December 31
In millions	2010	2009
Current assets	$8,357	$6,916
Noncurrent assets	14,717	14,538
Total assets	$23,074	$21,454
Current liabilities	$4,338	$4,147
Noncurrent liabilities	11,345	10,504
Total liabilities	$15,683	$14,651
Noncontrolling interests	$647	$582

Summarized Income Statement Information
In millions	2010 (1)	2009 (2)	2008 (3)
Sales	$14,702	$12,590	$15,508
Gross profit	$3,833	$2,910	$4,064
Net income	$2,189	$1,281	$1,940
(1)	The summarized income statement information for 2010 includes the results for Americas Styrenics LLC from January 1, 2010 through June 17, 2010; see Note E.
(2)	The summarized income statement information for 2009 includes the results for the OPTIMAL Group of Companies from January 1, 2009 through September 30, 2009; see Note E.
(3)	The summarized income statement information for 2008 includes the results for Americas Styrenics LLC from May 1, 2008 through December 31, 2008.

The Company has service agreements with some of these entities, including contracts to manage the operations of manufacturing sites and the construction of new facilities; licensing and technology agreements; and marketing, sales, purchase and lease agreements.

Excess ethylene glycol produced in Dow’s plants in the United States and Europe is sold to MEGlobal and represented 1 percent of total net sales in 2010 (1 percent of total net sales in 2009 and 2 percent of total net sales in 2008). In addition, the Company sells ethylene to MEGlobal as a raw material for its ethylene glycol plants in Canada. The impact of these sales to MEGlobal by operating segment is summarized below:

Impact of Sales to MEGlobal by Operating Segment
Percent of segment sales	2010	2009	2008
Chemicals and Energy	10%	10%	13%
Hydrocarbons	3%	4%	3%

Overall, transactions with other nonconsolidated affiliates and balances due to and due from these entities were not material to the consolidated financial statements.

NOTE I – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows changes in the carrying amount of goodwill for the year ended December 31, 2010, by operating segment:

Goodwill	Electronic	Coatings
In millions	and Specialty Materials	and Infra- structure	Health and Ag Sciences	Perf Systems	Perf Products	Plastics	Hydro- carbons	Total
Gross goodwill at Jan. 1, 2010	$5,793	$4,236	$1,546	$1,175	$555	$95	$63	$13,463
Accumulated impairments at Jan. 1, 2010	-	-	-	(213)	(7)	(30)	-	(250)
Net goodwill at Jan. 1, 2010	$5,793	$4,236	$1,546	$962	$548	$65	$63	$13,213
Divestitures:
Styron	-	-	-	(94)	(17)	(30)	-	(141)
Powder Coatings	-	(4)	-	-	-	-	-	(4)
Hydrocarbon Resins	(9)	-	-	-	-	-	-	(9)
Foreign currency impact	(37)	(41)	-	(9)	(5)	-	-	(92)
Net goodwill at Dec. 31, 2010	$5,747	$4,191	$1,546	$859	$526	$35	$63	$12,967
Accumulated impairments at Dec. 31, 2010	-	-	-	213	7	30	-	250
Gross goodwill at Dec. 31, 2010	$5,747	$4,191	$1,546	$1,072	$533	$65	$63	$13,217

The recording of the April 1, 2009 acquisition of Rohm and Haas (see Note D) resulted in goodwill of $9,707 million, which is not deductible for tax purposes. During the first quarter of 2010, goodwill related to the acquisition of Rohm and Haas increased $99 million for net adjustments made during the measurement period to the fair values of the assets acquired and liabilities assumed. In the table above, these adjustments have been retrospectively reflected in the goodwill at January 1, 2010, in accordance with the accounting guidance for business combinations. The adjustments increased goodwill for the operating segments as follows: Electronic and Specialty Materials ($39 million), Coatings and Infrastructure ($51 million), Health and Agricultural Sciences ($2 million), Performance Systems ($3 million) and Performance Products ($4 million).

As a result of the June 17, 2010 divestiture of Styron, $141 million of associated goodwill and $16 million of intangible assets were divested (see Note E). On June 1, 2010, the Company divested its Powder Coatings business, including $4 million of associated goodwill and on October 1, 2010, the Company divested its Hydrocarbon Resins business, including $9 million of associated goodwill.

Goodwill Impairments

During the fourth quarter of 2010, the Company performed its annual impairment tests for goodwill. As a result of this review, it was determined that no additional goodwill impairments existed.

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

During the fourth quarter of 2008, the Company performed its annual impairment tests for goodwill. As a result of this review, it was determined that the goodwill associated with the Dow Automotive Systems reporting unit was impaired. The impairment was based on a review of the Dow Automotive Systems reporting unit performed by management, in which discounted cash flows did not support the carrying value of the goodwill due to the severe downturn in the automotive industry and the future projections for the business. As a result, an estimated impairment loss of $209 million was recognized in the fourth quarter of 2008 against the Performance Systems segment. The second step of goodwill impairment testing to determine the implied fair value of goodwill for the Dow Automotive Systems reporting unit was finalized in the first quarter of 2009. No adjustment was required to be made to the estimated impairment loss based on completion of the allocation process.

Also as a result of the 2008 annual tests, it was determined that the goodwill associated with the Polypropylene reporting unit was impaired. The impairment was based on a review of the Polypropylene reporting unit performed by management, in which discounted cash flows did not support the carrying value of the goodwill due to demand decline in North America and Western Europe, as well as significant new industry capacity that came on stream in 2008 and additional industry capacity that was expected in 2009. As a result, an impairment loss of $30 million was recognized in the fourth quarter of 2008 against the Plastics segment.

Other Intangible Assets

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets at December 31	2010			2009
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$1,733	$(466)	$1,267	$1,729	$(320)	$1,409
Patents	121	(95)	26	140	(107)	33
Software	965	(506)	459	875	(439)	436
Trademarks	693	(168)	525	694	(110)	584
Customer related	3,647	(492)	3,155	3,613	(261)	3,352
Other	122	(78)	44	142	(65)	77
Total other intangible assets, finite lives	$7,281	$(1,805)	$5,476	$7,193	$(1,302)	$5,891
IPR&D (1), indefinite lives	54	-	54	75	-	75
Total other intangible assets	$7,335	$(1,805)	$5,530	$7,268	$(1,302)	$5,966
(1)	In-process research and development (“IPR&D”) purchased in a business combination.

Intangible assets acquired with the April 1, 2009 acquisition of Rohm and Haas amounted to $5,305 million including net adjustments made since the acquisition that increased the fair value of these assets $830 million. The following table provides information regarding the intangible assets acquired:

Rohm and Haas Intangible Assets Acquired on April 1, 2009 In millions	Gross Carrying Amount	Weighted-average Amortization Period
Intangible assets with finite lives:
Licenses and intellectual property	$1,410	10 years
Software	73	3 years
Trademarks	513	10 years
Customer related	3,235	16 years
Total intangible assets, finite lives	$5,231	14 years
IPR&D, indefinite lives	74	-
Total intangible assets	$5,305

During 2010, the Company acquired software for $20 million. The weighted-average amortization period for the acquired software is five years.

The following table provides information regarding amortization expense:

Amortization Expense In millions	2010	2009	2008
Other intangible assets, excluding software	$509	$399	$92
Software, included in “Cost of sales”	$ 87	$ 76	$48

Total estimated amortization expense for the next five fiscal years is as follows:

Estimated Amortization Expense for Next Five Years In millions
2011	$616
2012	$557
2013	$537
2014	$512
2015	$494

NOTE J – FINANCIAL INSTRUMENTS

Investments

The Company’s investments in marketable securities are primarily classified as available-for-sale.

Investing Results
In millions	2010	2009	2008
Proceeds from sales of available-for-sale securities	$981	$593	$851
Gross realized gains	$ 69	$ 32	$ 56
Gross realized losses	$(26)	$(28)	$(18)

The following table summarizes the contractual maturities of the Company’s investments in debt securities:

Contractual Maturities of Debt Securities at December 31, 2010
In millions	Amortized Cost	Fair Value
Within one year	$ 46	$ 46
One to five years	525	572
Six to ten years	547	585
After ten years	245	269
Total	$1,363	$1,472

At December 31, 2010, the Company had $3,200 million of held-to-maturity securities (primarily Treasury Bills) classified as cash equivalents, as these securities had original maturities of three months or less. At December 31, 2009, the Company had no such securities. The Company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. At December 31, 2010, the Company had investments in money market funds of $35 million classified as cash equivalents ($164 million at December 31, 2009).

The net unrealized gain recognized during 2010 on trading securities held at December 31, 2010 was $14 million ($7 million at December 31, 2009).

The following tables provide the fair value and gross unrealized losses of the Company’s investments that were deemed to be temporarily impaired at December 31, 2010 and 2009, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position:

Temporarily Impaired Securities at December 31, 2010 (1)
	Less than 12 months
In millions	Fair Value	Unrealized Losses
Debt securities:
Government debt (2)	$ 62	$(2)
Corporate bonds	43	(1)
Total debt securities	$105	$(3)
Equity securities	52	(3)
Total temporarily impaired securities	$157	$(6)
(1)	Unrealized losses of 12 months or more were less than $1 million.
(2)	U.S. Treasury obligations, U.S. agency obligations, agency mortgage- backed securities and other municipalities’ obligations.

Temporarily Impaired Securities at December 31, 2009
	Less than 12 months		12 months or more		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
Government debt (1)	$217	$(4)	-	-	$217	$(4)
Corporate bonds	27	(1)	$13	$(1)	40	(2)
Total debt securities	$244	$(5)	$13	$(1)	$257	$(6)
Equity securities	40	(2)	7	(1)	47	(3)
Total temporarily impaired securities	$284	$(7)	$20	$(2)	$304	$(9)
(1)	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

Portfolio managers regularly review the Company’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of the impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred.

For debt securities, the credit rating of the issuer, current credit rating trends, the trends of the issuer’s overall sector, the ability of the issuer to pay expected cash flows and the length of time the security has been in a loss position are considered in determining whether unrealized losses represent an other-than-temporary impairment. The Company did not have any credit-related losses during 2010 or 2009.

For equity securities, the Company’s investments are primarily in Standard & Poor’s (“S&P”) 500 companies; however, the Company’s policies allow investments in companies outside of the S&P 500. The largest holdings are Exchange Traded Funds that represent the S&P 500 index or an S&P 500 sector or subset. The Company considers the evidence to support the recovery of the cost basis of a security including volatility of the stock, the length of time the security has been in a loss position, value and growth expectations, and overall market and sector fundamentals, as well as technical analysis, in determining whether unrealized losses represent an other-than-temporary impairment. In 2010, other-than-temporary impairment write-downs on investments still held by the Company were $5 million ($93 million in 2009).

The aggregate cost of the Company’s cost method investments totaled $171 million at December 31, 2010 ($129 million at December 31, 2009). Due to the nature of these investments, the fair market value is not readily determinable. These investments are reviewed for impairment indicators. During 2010, the Company’s impairment analysis identified indicators that resulted in a reduction in the cost basis of these investments of $16 million; the analysis resulted in a reduction of $10 million for the year ended December 31, 2009.

The following table summarizes the fair value of financial instruments at December 31, 2010 and 2009:

Fair Value of Financial Instruments at December 31
	2010				2009
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities (1):
Debt securities:
Government debt (2)	$603	$40	$(2)	$641	$676	$25	$(4)	$697
Corporate bonds	760	72	(1)	831	868	56	(2)	922
Total debt securities	$1,363	$112	$(3)	$1,472	$1,544	$81	$(6)	$1,619
Equity securities	501	94	(3)	592	455	65	(3)	517
Total marketable securities	$1,864	$206	$(6)	$2,064	$1,999	$146	$(9)	$2,136
Long-term debt including debt due within one year (3)	$(22,360)	$175	$(2,530)	$(24,715)	$(20,234)	$126	$(1,794)	$(21,902)
Derivatives relating to:
Foreign currency	-	$40	$(38)	$2	-	$81	$(20)	$61
Commodities	-	$14	$(4)	$10	-	$5	$(18)	$(13)

(1) Included in “Other investments” in the consolidated balance sheets.

(2) U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

(3) Cost includes fair value adjustments of $23 million at December 31, 2010 and $25 million at December 31, 2009.

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

The Company’s risk management program for interest rate, foreign currency and commodity risks is based on fundamental, mathematical and technical models that take into account the implicit cost of hedging. Risks created by derivative instruments and the mark-to-market valuations of positions are strictly monitored at all times, using value at risk and stress tests. Credit risk arising from these contracts is not significant because the Company minimizes counterparty concentration, deals primarily with major financial institutions of solid credit quality, and the majority of its hedging transactions mature in less than three months. In addition, the Company minimizes concentrations of credit risk through its global orientation in diverse businesses with a large number of diverse customers and suppliers. It is the Company’s policy not to have credit-risk-related contingent features in its derivative instruments. The Company does not anticipate losses from credit risk and the net cash requirements arising from counterparty risk associated with risk management activities are not expected to be material in 2011. No significant concentration of credit risk existed at December 31, 2010.

The Company reviews its overall financial strategies and the impacts from using derivatives in its risk management program with the Company’s Board of Directors and revises its strategies as market conditions dictate.

Interest Rate Risk Management

The Company enters into various interest rate contracts with the objective of lowering funding costs or altering interest rate exposures related to fixed and variable rate obligations. In these contracts, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. At December 31, 2010, the Company had no open interest rate swaps.

Foreign Currency Risk Management

The Company’s global operations require active participation in foreign exchange markets. The Company enters into foreign exchange forward contracts and options, and cross-currency swaps to hedge various currency exposures or create desired exposures. Exposures primarily relate to assets, liabilities and bonds denominated in foreign currencies, as well as economic exposure, which is derived from the risk that currency fluctuations could affect the dollar value of future cash flows related to operating activities. The primary business objective of the activity is to optimize the U.S. dollar value of the Company’s assets, liabilities and future cash flows with respect to exchange rate fluctuations. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. At December 31, 2010, the Company had forward contracts, options and cross-currency swaps to buy, sell or exchange foreign currencies. These contracts had various expiration dates, primarily in the first quarter of 2011.

Commodity Risk Management

The Company has exposure to the prices of commodities in its procurement of certain raw materials. The primary purpose of commodity hedging activities is to manage the price volatility associated with these forecasted inventory purchases. At December 31, 2010, the Company had futures contracts, options and swaps to buy, sell or exchange commodities. These agreements had various expiration dates primarily in 2011.

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

The net loss from previously terminated interest rate cash flow hedges included in AOCI at December 31, 2010 was $2 million after tax ($2 million after tax at December 31, 2009). During 2010, 2009 and 2008, there was no material impact on the consolidated financial statements due to interest rate hedge ineffectiveness. The Company had no open interest rate derivatives at December 31, 2010 (notional U.S. dollar equivalent of $30 million at December 31, 2009).

Current open foreign currency forward contracts hedge the currency risk of forecasted feedstock purchase transactions until April 2011. The effective portion of the mark-to-market effects of the foreign currency forward contracts is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying feedstock purchase affects income. The net loss from the foreign currency hedges included in AOCI at December 31, 2010 was $4 million after tax (net loss of $5 million after tax at December 31, 2009). During 2010, 2009 and 2008, there was no material impact on the consolidated financial statements due to foreign currency hedge ineffectiveness. At December 31, 2010, the Company had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a notional U.S. dollar equivalent of $827 million ($645 million at December 31, 2009).

Commodity swaps, futures and option contracts with maturities of not more than 36 months are utilized and designated as cash flow hedges of forecasted commodity purchases. Current open contracts hedge forecasted transactions until December 2011. The effective portion of the mark-to-market effect of the cash flow hedge instrument is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying commodity purchase affects income. Due to the September 1, 2009 sale of TRN, the Company recognized a pretax loss of $56 million for cash flow hedges of forecasted purchases that will not occur as a result of the sale (see Note E). The net gain from commodity hedges included in AOCI at December 31, 2010 was $3 million after tax (zero at December 31, 2009). During 2010, 2009 and 2008, there was no material impact on the consolidated financial statements due to commodity hedge ineffectiveness. At December 31, 2010 and 2009, the Company had the following aggregate notionals of outstanding commodity forward contracts to hedge forecasted purchases:

Commodity	2010	2009	Notional Volume Unit
Crude Oil	0.1	0.7	million barrels
Ethane	1.6	-	million barrels
Naphtha	-	50	kilotons
Natural Gas	2.7	2.0	million million British thermal units

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current period income and reflected as “Interest expense and amortization of debt discount” in the consolidated statements of income. The short-cut method is used when the criteria are met. The Company had no open interest rate swaps designated as fair value hedges of underlying fixed rate debt obligations at December 31, 2010 and 2009.

Net Foreign Investment Hedges

For derivative instruments that are designated and qualify as net foreign investment hedges, the effective portion of the gain or loss on the derivative is included in “Cumulative Translation Adjustments” in AOCI. The results of hedges of the Company’s net investment in foreign operations included in “Cumulative Translation Adjustments” in AOCI was a net gain of $70 million after tax at December 31, 2010 (net loss of $56 million after tax at December 31, 2009). During 2010, 2009 and 2008 there was no material impact on the consolidated financial statements due to hedge ineffectiveness. At December 31, 2010 and 2009, the Company had no open forward contracts or outstanding options to buy, sell or exchange foreign currencies. At December 31, 2010, the Company had outstanding foreign-currency denominated debt designated as a hedge of net foreign investment of $1,250 million ($1,879 million at December 31, 2009).

Other Derivative Instruments

The Company utilizes futures, options and swap instruments that are effective as economic hedges of commodity price exposures, but do not meet the hedge accounting criteria in the accounting guidance for derivatives and hedging. At December 31, 2010 and 2009, the Company had the following aggregate notionals of outstanding commodity contracts:

Commodity	2010	2009	Notional Volume Unit
Ethane	3.8	0.9	million barrels
Natural Gas	12.0	2.8	million million British thermal units

The Company also uses foreign exchange forward contracts, options, and cross-currency swaps that are not designated as hedging instruments primarily to manage foreign currency and interest rate exposure. The Company had open foreign exchange contracts with various expiration dates to buy, sell or exchange foreign currencies and a notional U.S. dollar equivalent of $13,944 million at December 31, 2010 ($15,312 million at December 31, 2009).

The following table provides the fair value and gross balance sheet classification of derivative instruments:

Fair Value of Derivative Instruments at December 31
In millions	Balance Sheet Classification	2010	2009
Asset Derivatives
Derivatives designated as hedges:
Foreign currency	Accounts and notes receivable – Other	$9	$4
Commodities	Accounts and notes receivable – Other	7	4
Total derivatives designated as hedges		$16	$8
Derivatives not designated as hedges:
Foreign currency	Accounts and notes receivable – Other	$77	$125
Commodities	Accounts and notes receivable – Other	23	28
Total derivatives not designated as hedges		$100	$153
Total asset derivatives		$116	$161
Liability Derivatives
Derivatives designated as hedges:
Foreign currency	Accounts payable – Other	$20	$3
Commodities	Accounts payable – Other	8	-
Total derivatives designated as hedges		$28	$3
Derivatives not designated as hedges:
Foreign currency	Accounts payable – Other	$64	$65
Commodities	Accounts payable – Other	16	42
Total derivatives not designated as hedges		$80	$107
Total liability derivatives		$108	$110

Effect of Derivative Instruments at December 31, 2010	Change in Unrealized Gain (Loss)	Income Statement	Loss Reclassified from AOCI to	Additional Gain (Loss) Recognized in
In millions	in AOCI (1,2)	Classification	Income (3)	Income (3,4)
Derivatives designated as hedges:
Fair value:
Interest rates	-	Interest expense (5)	$(1)	$(2)
Cash flow:
Commodities	$(10)	Cost of sales	(14)	-
Foreign currency	1	Cost of sales	-	-
Net foreign investment:
Foreign currency	(16)	n/a	-	-
Total derivatives designated as hedges	$(25)		$(15)	$(2)
Derivatives not designated as hedges:
Foreign currency (6)	-	Sundry income – net	-	$155
Commodities	-	Cost of sales	-	5
Total derivatives not designated as hedges	-		-	$160
Total derivatives	$(25)		$(15)	$158

Effect of Derivative Instruments at December 31, 2009	Change in Unrealized Loss in	Income Statement	Gain (Loss) Reclassified from AOCI to	Additional Gain (Loss) Recognized in
In millions	AOCI (1,2)	Classification	Income (3)	Income (3,4)
Derivatives designated as hedges:
Fair value:
Interest rates	-	Interest expense (5)	-	$(1)
Cash flow:
Interest rates	-	Cost of sales	$(9)	-
Interest rates	-	Interest expense (5)	(1)	-
Commodities	$(2)	Cost of sales	(306)	(1)
Foreign currency	(10)	Cost of sales	11	-
Total derivatives designated as hedges	$(12)		$(305)	$(2)
Derivatives not designated as hedges:
Foreign currency (6)	-	Sundry income – net	-	$(32)
Commodities	-	Cost of sales	-	3
Total derivatives not designated as hedges	-		-	$(29)
Total derivatives	$(12)		$(305)	$(31)
(1)	Accumulated other comprehensive income (loss) (“AOCI”).
(2)	Net unrealized gains (losses) from hedges related to interest rates and commodities are included in “Accumulated Derivative Gain (Loss) – Net hedging results” in the consolidated statements of equity; net unrealized gains (losses) from hedges related to foreign currency (net of tax) are included in “Cumulative Translation Adjustments – Translation adjustments” in the consolidated statements of equity.
(3)	Pretax amounts.
(4)	Amounts impacting income not related to AOCI reclassification; also includes immaterial amounts of hedge ineffectiveness.
(5)	Interest expense and amortization of debt discount.
(6)	Foreign currency derivatives not designated as hedges are offset by foreign exchange gains/losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.

The net after-tax amounts to be reclassified from AOCI to income within the next 12 months are a $1 million loss for interest rate contracts, a $3 million gain for commodity contracts and a $4 million loss for foreign currency contracts.

NOTE K – FAIR VALUE MEASUREMENTS

The following tables summarize the bases used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheets at December 31, 2010 and 2009:

Basis of Fair Value Measurements on a Recurring Basis at December 31, 2010	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs	Counterparty and Cash Collateral
In millions	(Level 1)	(Level 2)	(Level 3)	Netting (1)	Total
Assets at fair value:
Interests in trade accounts receivable conduits (2)	-	-	$1,267	-	$1,267
Equity securities (3)	$556	$36	-	-	592
Debt securities: (3)
Government debt (4)	-	641	-	-	641
Corporate bonds	-	831	-	-	831
Derivatives relating to: (5)
Foreign currency	-	86	-	$(46)	40
Commodities	12	18	-	(16)	14
Total assets at fair value	$568	$1,612	$1,267	$(62)	$3,385
Liabilities at fair value:
Derivatives relating to: (5)
Foreign currency	-	$84	-	$(46)	$38
Commodities	$7	17	-	(20)	4
Total liabilities at fair value	$7	$101	-	$(66)	$42

Basis of Fair Value Measurements on a Recurring Basis at December 31, 2009	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Counterparty and Cash Collateral
In millions	(Level 1)	(Level 2)	Netting (1)	Total
Assets at fair value:
Equity securities (3)	$483	$34	-	$517
Debt securities (3)
Government debt (4)	-	697	-	697
Corporate bonds	-	922	-	922
Derivatives relating to: (5)
Foreign currency	-	129	$(48)	81
Commodities	28	4	(27)	5
Total assets at fair value	$511	$1,786	$(75)	$2,222
Liabilities at fair value:
Derivatives relating to: (5)
Foreign currency	-	$68	$(48)	$20
Commodities	$24	18	(24)	18
Total liabilities at fair value	$24	$86	$(72)	$38
(1)	Cash collateral is classified as “Accounts and notes receivable – Other” in the consolidated balance sheets. Amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.
(2)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets. See Note O for additional information on transfers of financial assets.
(3)	The Company’s investments in equity and debt securities are primarily classified as available-for-sale and are included in “Other investments” in the consolidated balance sheets.
(4)	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.
(5)	See Note J for the classification of derivatives in the consolidated balance sheets.

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding assets and liabilities. The Company posted cash collateral of $4 million at December 31, 2010, classified as “Accounts and notes receivable – Other” in the consolidated balance sheets.

For assets and liabilities classified as Level 1 measurements (measured using quoted prices in active markets), total fair value is either the price of the most recent trade at the time of the market close or the official close price, as defined by the exchange on which the asset is most actively traded on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs.

For assets and liabilities classified as Level 2 measurements, where the security is frequently traded in less active markets, fair value is based on the closing price at the end of the period; where the security is less frequently traded, fair value is based on the price a dealer would pay for the security or similar securities, adjusted for any terms specific to that asset or liability. Market inputs are obtained from well-established and recognized vendors of market data and subjected to tolerance/quality checks. For derivative assets and liabilities, standard industry models are used to calculate the fair value of the various financial instruments based on significant observable market inputs, such as foreign exchange rates, commodity prices, swap rates, interest rates and implied volatilities obtained from various market sources.

For all other assets and liabilities for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models. See Note J for further information on the types of instruments used by the Company for risk management.

There were no significant transfers between Levels 1 and 2 during the year ended December 31, 2010.

For assets classified as Level 3 measurements, fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity. The fair value of the Company’s interests held in trade receivable conduits is determined by calculating the expected amount of cash to be received using the key input of anticipated credit losses in the portfolio of receivables sold that have not yet been collected (1.42 percent for North America and zero for Europe at December 31, 2010). Given the short-term nature of the underlying receivables, discount rate and prepayments are not factors in determining the fair value of the interests. See Note O for further information on assets classified as Level 3 measurements.

The following table summarizes the changes in fair value measurements using Level 3 inputs for the year ended December 31, 2010:

Fair Value Measurements Using Level 3 Inputs Interests Held in Trade Receivable Conduits (1) In millions	2010
Balance at January 1, 2010	-
Gain included in earnings	$8
Purchases, sales and settlements – North America	1,102
Purchases, sales and settlements – Europe	157
Balance at December 31, 2010	$1,267
(1)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets.

Fair Value Measurements on a Nonrecurring Basis

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a nonrecurring basis in 2010:

Basis of Fair Value Measurements on a Nonrecurring Basis in 2010	Significant Other Unobservable Inputs	Total Losses
In millions	(Level 3)	2010
Assets at fair value:
Long-lived and other assets	-	$(75)

After evaluating expected future investments in conjunction with expected future cash flows, a $48 million asset impairment charge was recognized in the Polyurethanes business in the fourth quarter of 2010. The Company’s evaluation of strategic alternatives for Epoxy capacity resulted in an $18 million asset impairment charge in the fourth quarter of 2010. Due to a change in the scope of a capital project, a $9 million asset impairment charge was recognized in Dow Automotive Systems in the fourth quarter of 2010. In all cases, the assets were written down to zero. The charges were included in “Cost of sales” in the consolidated statements of income and reflected in the Performance Products ($66 million) and Performance Systems ($9 million) segments.

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a nonrecurring basis in 2009:

Basis of Fair Value Measurements on a Nonrecurring Basis in 2009	Significant Other Observable Inputs	Significant Other Unobservable Inputs		Total Losses
In millions	(Level 2)	(Level 3)	Total	2009
Assets at fair value:
Long-lived and other assets	-	$30	$30	$(464)
Net assets held for sale	$1,657	-	1,657	-
Goodwill	-	-	-	(7)
Total assets at fair value	$1,657	$30	$1,687	$(471)

As part of the restructuring plan that was approved on June 30, 2009, the Company will shut down a number of manufacturing facilities by the end of 2011. As a result, long-lived assets with a carrying value of $425 million were written down to the fair value of $26 million, resulting in an impairment charge of $399 million, which was included in the second quarter of 2009 restructuring charge (see Note C). In the fourth quarter of 2009, the Company recognized an impairment loss of $65 million related to its investment in Equipolymers with a remaining fair value of the investment of $4 million. The long-lived assets were valued based on bids received from third parties and using discounted cash flow analysis based on assumptions that market participants would use. Key inputs included anticipated revenues, associated manufacturing costs, capital expenditures and discount, growth and tax rates.

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

NOTE L – SUPPLEMENTARY INFORMATION

Accrued and Other Current Liabilities

“Accrued and other current liabilities” were $3,358 million at December 31, 2010 and $3,209 million at December 31, 2009. Accrued payroll, which is a component of “Accrued and other current liabilities,” was $917 million at December 31, 2010 and $736 million at December 31, 2009. No other component of accrued liabilities was more than 5 percent of total current liabilities.

	0000	0000	0000
Sundry Income – Net
In millions	2010	2009	2008
Gain on sale of TRN	-	$513	-
Gain on sale of OPTIMAL	-	339	-
Gain on sale of Styron	$27	-	-
Obligation related to past divestiture	(47)	-	-
Loss on early extinguishment of debt	(46)	(56)	-
Gain on sales of other assets and securities	166	100	$91
Foreign exchange gain (loss)	(6)	1	(17)
Dividend income	-	-	3
Other – net	31	(6)	12
Total sundry income – net	$125	$891	$89

	0000	0000	0000
Other Supplementary Information
In millions	2010	2009	2008
Cash payments for interest	$1,535	$1,140	$713
Cash payments for income taxes	$598	$1,034	$864
Provision for doubtful receivables (1)	$6	$11	$20
(1)	Included in “Selling, general and administrative expenses” in the consolidated statements of income.

NOTE M – EARNINGS PER SHARE CALCULATIONS

Net Income In millions	2010	2009	2008
Net income from continuing operations	$2,321	$566	$626
Income from discontinued operations, net of income taxes	-	110	28
Net income attributable to noncontrolling interests	(11)	(28)	(75)
Net income attributable to The Dow Chemical Company	$2,310	$648	$579
Preferred stock dividends	(340)	(312)	-
Net income available for common stockholders	$1,970	$336	$579

Earnings Per Share Calculations - Basic Dollars per share	2010	2009	2008
Net income from continuing operations	$2.06	$0.54	$0.67
Income from discontinued operations, net of income taxes	-	0.10	0.03
Net income attributable to noncontrolling interests	(0.01)	(0.02)	(0.08)
Net income attributable to The Dow Chemical Company	$2.05	$0.62	$0.62
Preferred stock dividends	(0.30)	(0.30)	-
Net income available for common stockholders	$1.75	$0.32	$0.62

Earnings Per Share Calculations - Diluted Dollars per share	2010	2009	2008
Net income from continuing operations	$2.03	$0.54	$0.67
Income from discontinued operations, net of income taxes	-	0.10	0.03
Net income attributable to noncontrolling interests	(0.01)	(0.02)	(0.08)
Net income attributable to The Dow Chemical Company	$2.02	$0.62	$0.62
Preferred stock dividends (1)	(0.30)	(0.30)	-
Net income available for common stockholders	$1.72	$0.32	$0.62

Shares in millions
Weighted-average common shares - basic	1,125.9	1,043.2	930.4
Plus dilutive effect of stock options and awards	17.9	10.7	8.6
Weighted-average common shares - diluted	1,143.8	1,053.9	939.0
Stock options and deferred stock awards excluded from EPS calculations (2)	45.7	57.3	42.8
Conversion of preferred stock excluded from EPS calculations (3)	96.8	78.5	-
(1)	Preferred stock dividends were not added back in the calculation of diluted earnings per share because the effect of adding them back would have been antidilutive.
(2)	These outstanding options to purchase shares of common stock and deferred stock awards were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.
(3)	Conversion of the Cumulative Convertible Perpetual Preferred Stock, Series A into shares of the Company’s common stock was excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE N – COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

Breast Implant Matters

On May 15, 1995, Dow Corning Corporation (“Dow Corning”), in which the Company is a 50-percent shareholder, voluntarily filed for protection under Chapter 11 of the Bankruptcy Code to resolve litigation related to Dow Corning’s breast implant and other silicone medical products. On June 1, 2004, Dow Corning’s Joint Plan of Reorganization (the “Joint Plan”) became effective and Dow Corning emerged from bankruptcy. The Joint Plan contains release and injunction provisions resolving all tort claims brought against various entities, including the Company, involving Dow Corning’s breast implant and other silicone medical products.

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

As part of the Joint Plan, Dow and Corning Incorporated agreed to provide a credit facility to Dow Corning in an aggregate amount of $300 million, which was reduced to $200 million effective June 1, 2010. The Company’s share of the credit facility was originally $150 million, but was reduced to $100 million effective June 1, 2010, and is subject to the terms and conditions stated in the Joint Plan. At December 31, 2010, no draws had been taken against the credit facility.

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

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At December 31, 2010, the Company had accrued obligations of $607 million for probable environmental remediation and restoration costs, including $59 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material adverse impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material adverse impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2009, the Company had accrued obligations of $619 million for probable environmental remediation and restoration costs, including $80 million for the remediation of Superfund sites.

The following table summarizes the activity in the Company’s accrued obligations for environmental matters for the years ended December 31, 2010 and 2009:

Accrued Obligations for Environmental Matters
In millions	2010	2009
Balance at January 1	$619	$312
Additional accruals	159	271
Assumed from Rohm and Haas	-	159
Charges against reserve	(171)	(143)
Foreign currency impact	-	20
Balance at December 31	$607	$619

The amounts charged to income on a pretax basis related to environmental remediation totaled $158 million in 2010, $269 million in 2009 and $140 million in 2008. Capital expenditures for environmental protection were $173 million in 2010, $219 million in 2009 and $193 million in 2008.

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

Tittabawassee and Saginaw Rivers, Saginaw Bay

The Company, the U.S. Environmental Protection Agency (“EPA”) and the State entered into an administrative order on consent (“AOC”), effective January 21, 2010, that requires the Company to conduct a remedial investigation, a feasibility study and a remedial design for the Tittabawassee River, the Saginaw River and the Saginaw Bay, and pay the oversight costs of the EPA and the State under the authority of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). These actions, to be conducted under the lead oversight of the EPA, will build upon the investigative work completed under the State Resource Conservation Recovery Act (“RCRA”) program from 2005 through 2009. The Tittabawassee River, beginning at the Midland Site and extending down to the first six miles of the Saginaw River, are designated as the first Operable Unit for purposes of conducting the remedial investigation, feasibility study and remedial design work. This work will be performed in a largely upriver to downriver sequence for eight geographic segments of the Tittabawassee and upper Saginaw Rivers. The remainder of the Saginaw River and the Saginaw Bay are designated as a second Operable Unit and the work associated with that unit may also be geographically segmented. The AOC does not obligate the Company to perform removal or remedial action; that action can only be required by a separate order. The Company and the EPA will be negotiating orders separate from the AOC that will obligate the Company to perform remedial actions under the scope of work of the AOC.

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

At December 31, 2010, the accrual for these off-site matters was $32 million (included in the total accrued obligation of $607 million). At December 31, 2009, the Company had an accrual for these off-site matters of $25 million (included in the total accrued obligation of $619 million).

Environmental Matters Summary

It is the opinion of the Company’s management that the possibility is remote that costs in excess of those disclosed will have a material adverse impact on the Company’s results of operations, financial condition and cash flows.

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

In December 2008, based on ARPC’s December 2008 study and Union Carbide’s own review of the asbestos claim and resolution activity, Union Carbide decreased its asbestos-related liability for pending and future claims to $952 million, which covered the 15-year period ending 2023, excluding future defense and processing costs. The reduction was $54 million and is shown as “Asbestos-related credits” in the consolidated statements of income. At December 31, 2008, the asbestos-related liability for pending and future claims was $934 million.

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

In November 2010, Union Carbide requested ARPC to review Union Carbide’s historical asbestos claim and resolution activity and determine the appropriateness of updating its December 2008 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2010. The resulting study, completed by ARPC in December 2010, stated that the undiscounted cost of resolving pending and future asbestos-related claims against Union Carbide and Amchem, excluding future defense and processing costs, through 2025 was estimated to be between $744 million and $835 million. As in its earlier studies, ARPC provided estimates for a longer period of time in its December 2010 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

In December 2010, based on ARPC’s December 2010 study and Union Carbide’s own review of the asbestos claim and resolution activity, Union Carbide decreased its asbestos-related liability for pending and future claims to $744 million, which covered the 15-year period ending 2025, excluding future defense and processing costs. The reduction was $54 million and was shown as “Asbestos-related credits” in the consolidated statements of income. At December 31, 2010, the asbestos-related liability for pending and future claims was $728 million.

At December 31, 2010, approximately 21 percent of the recorded liability related to pending claims and approximately 79 percent related to future claims. At December 31, 2009, approximately 23 percent of the recorded liability related to pending claims and approximately 77 percent related to future claims.

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

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $50 million at December 31, 2010 and $84 million at December 31, 2009. At December 31, 2010 and December 31, 2009, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage. The following table summarizes Union Carbide’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs at December 31 In millions	2010	2009
Receivables for defense costs – carriers with settlement agreements	$12	$91
Receivables for resolution costs – carriers with settlement agreements	236	357
Receivables for insurance recoveries – carriers without settlement agreements	50	84
Total	$298	$532

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $73 million in 2010, $58 million in 2009 and $53 million in 2008, and was reflected in “Cost of sales.”

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

On June 10, 2005, the Company received a Statement of Objections from the European Commission (the “EC”) stating that it believed that the Company and certain subsidiaries of the Company (the “Dow Entities”), together with other participants in the synthetic rubber industry, engaged in conduct in violation of European competition laws with respect to the butadiene rubber and emulsion styrene butadiene rubber businesses. In connection therewith, on November 29, 2006, the EC issued its decision alleging infringement of Article 81 of the Treaty of Rome and imposed a fine of Euro 64.575 million (approximately $85 million at that time) on the Dow Entities; several other companies were also named and fined. As a result, the Company recognized a loss contingency of $85 million related to the fine in the fourth quarter of 2006. The Company has appealed the EC’s decision. On October 13, 2009, the Court of First Instance held a hearing on the appeal of all parties. Subsequent to the imposition of the fine, the Company and/or certain subsidiaries of the Company became named parties in various related U.S., United Kingdom and Italian civil actions. The U.S. matter was settled in March 2010 through a confidential settlement agreement, with an immaterial impact on the Company’s consolidated financial statements.

Additionally, on March 10, 2007, the Company received a Statement of Objections from the EC stating that it believed that DuPont Dow Elastomers L.L.C. (“DDE”), a former 50:50 joint venture with E.I. du Pont de Nemours and Company (“DuPont”), together with other participants in the synthetic rubber industry, engaged in conduct in violation of European competition laws with respect to the polychloroprene business. This Statement of Objections specifically names the Company, in its capacity as a former joint venture owner of DDE. On December 5, 2007, the EC announced its decision to impose a fine on the Company, among others, in the amount of Euro 48.675 million (approximately $65 million). The Company previously transferred its joint venture ownership interest in DDE to DuPont in 2005, and DDE then changed its name to DuPont Performance Elastomers L.L.C. (“DPE”). In February 2008, DuPont, DPE and the Company each filed an appeal of the December 5, 2007 decision of the EC. Based on the Company’s allocation agreement with DuPont, the Company’s share of this fine, regardless of the outcome of the appeals, will not have a material adverse impact on the Company’s consolidated financial statements.

Rohm and Haas Pension Plan Matters

In December 2005, a federal judge in the U.S. District Court for the Southern District of Indiana (the “District Court”) issued a decision granting a class of participants in the Rohm and Haas Pension Plan (the “Rohm and Haas Plan”) who had retired from Rohm and Haas, now a wholly owned subsidiary of the Company, and who elected to receive a lump sum benefit from the Rohm and Haas Plan, the right to a cost-of-living adjustment (“COLA”) as part of their retirement benefit. In August 2007, the Seventh Circuit Court of Appeals affirmed the District Court’s decision, and in March 2008, the U.S. Supreme Court denied the Rohm and Haas Plan’s petition to review the Seventh Circuit’s decision. The case was returned to the District Court for further proceedings. In October 2008 and February 2009, the District Court issued rulings that have the effect of including in the class all Rohm and Haas retirees who received a lump sum distribution without a COLA from the Rohm and Haas Plan since January 1976. These rulings are subject to appeal, and the District Court has not yet determined the amount of the COLA benefits that may be due to the class participants. The Rohm and Haas Plan and the plaintiffs entered into a settlement agreement that, in addition to settling the litigation with respect to the Rohm and Haas retirees, provides for the amendment of the complaint and amendment of the Rohm and Haas Plan to include active employees in the settlement benefits. The District Court preliminarily approved the settlement on November 24, 2009 and, following a hearing on March 12, 2010, issued a final order approving the settlement on April 12, 2010. A group of objectors to the settlement filed an appeal from the final order. In November 2010, the District Court issued an order approving class counsel’s fee award petition in an amount consistent with the terms of the settlement. The same objectors also appealed this order. Both appeals are pending.

A pension liability associated with this matter of $185 million was recognized as part of the acquisition of Rohm and Haas on April 1, 2009. The liability, which was determined in accordance with the accounting guidance for contingencies, recognized the estimated impact of the above described judicial decisions on the long-term Rohm and Haas Plan obligations owed to the applicable Rohm and Haas retirees and active employees. At December 31, 2010, the Company had a liability of $186 million ($183 million at December 31, 2009) associated with this matter.

Other Litigation Matters

In addition to breast implant, DBCP, environmental and synthetic rubber industry matters, the Company is party to a number of other claims and lawsuits arising out of the normal course of business with respect to commercial matters, including product liability, governmental regulation and other actions. Certain of these actions purport to be class actions and seek damages in very large amounts. All such claims are being contested. Dow has an active risk management program consisting of numerous insurance policies secured from many carriers at various times. These policies provide coverage that will be utilized to minimize the financial impact, if any, of the contingencies described above.

Summary

Except for the possible effect of Union Carbide’s asbestos-related liability described above, it is the opinion of the Company’s management that the possibility is remote that the aggregate of all claims and lawsuits will have a material adverse impact on the Company’s consolidated financial statements.

Purchase Commitments

The Company has numerous agreements for the purchase of ethylene-related products globally. The purchase prices are determined primarily on a cost-plus basis. Total purchases under these agreements were $714 million in 2010, $784 million in 2009 and $1,502 million in 2008. The Company’s take-or-pay commitments associated with these agreements at December 31, 2010 are included in the table below.

The Company also has various commitments for take-or-pay and throughput agreements. Such commitments are at prices not in excess of current market prices. The terms of all but two of these agreements extend from one to 25 years. One agreement has terms extending to 35 years and another has terms extending to 80 years. The determinable future commitments for these agreements are included for 10 years in the following table which presents the fixed and determinable portion of obligations under the Company’s purchase commitments at December 31, 2010:

Fixed and Determinable Portion of Take-or-Pay and Throughput Obligations at December 31, 2010 In millions
2011	$3,603
2012	3,261
2013	2,647
2014	2,055
2015	1,341
2016 and beyond	8,203
Total	$21,110

In addition to the take-or-pay obligations at December 31, 2010, the Company had outstanding commitments which ranged from one to ten years for materials, services and other items used in the normal course of business of approximately $180 million. Such commitments were at prices not in excess of current market prices.

Guarantees

The Company provides a variety of guarantees, as described more fully in the following sections.

Guarantees

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. With guarantees, such as commercial or financial contracts, non-performance by the guaranteed party triggers the obligation of the Company to make payments to the beneficiary of the guarantee. The majority of the Company’s guarantees relate to debt of nonconsolidated affiliates, which have expiration dates ranging from less than one year to ten years, and trade financing transactions in Latin America and Asia Pacific, which typically expire within one year of their inception. The Company’s current expectation is that future payment or performance related to the non-performance of others is considered unlikely.

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

The following tables provide a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at December 31, 2010 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2020	$445	$80
Residual value guarantees (1)	2020	391	17
Total guarantees		$836	$97
(1)	Does not include the residual value guarantee related to the Company’s variable interest in an owner trust that was consolidated in the first quarter of 2010 with the adoption of
ASU 2009-17; see Notes B and S.

Guarantees at December 31, 2009 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2020	$ 358	$52
Residual value guarantees	2014	695	5
Total guarantees		$1,053	$57

Asset Retirement Obligations

Dow has 188 manufacturing sites in 35 countries. Most of these sites contain numerous individual manufacturing operations, particularly at the Company’s larger sites. Asset retirement obligations are recorded as incurred and reasonably estimable, including obligations for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. The retirement of assets may involve such efforts as remediation and treatment of asbestos, contractually required demolition, and other related activities, depending on the nature and location of the assets, and retirement obligations are typically realized only upon demolition of those facilities. In identifying asset retirement obligations, the Company considers identification of legally enforceable obligations, changes in existing law, estimates of potential settlement dates and the calculation of an appropriate discount rate to be used in calculating the fair value of the obligations. Dow has a well-established global process to identify, approve and track the demolition of retired or to-be-retired facilities; and no assets are retired from service until this process has been followed. Dow typically forecasts demolition projects based on the usefulness of the assets; environmental, health and safety concerns; and other similar considerations. Under this process, as demolition projects are identified and approved, reasonable estimates are determined for the time frames during which any related asset retirement obligations are expected to be settled. For those assets where a range of potential settlement dates may be reasonably estimated, obligations are recorded. Dow routinely reviews all changes to items under consideration for demolition to determine if an adjustment to the value of the asset retirement obligation is required.

The Company has recognized asset retirement obligations for the following activities: demolition and remediation activities at manufacturing sites in the United States, Canada, Brazil, Chile, China and Europe; and capping activities at landfill sites in the United States, Canada, Brazil and Europe. The Company has also recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States, Canada, Brazil, Chile, China and Europe. The aggregate carrying amount of conditional asset retirement obligations recognized by the Company (included in the asset retirement obligations balance) was $40 million at December 31, 2010 ($41 million at 2009).

The following table shows changes in the aggregate carrying amount of the Company’s asset retirement obligations:

Asset Retirement Obligations
In millions	2010	2009
Balance at January 1	$101	$106
Additional accruals	6	7
Assumed from Rohm and Haas (1)	-	13
Sold with Salt business (2)	-	(12)
Liabilities settled	(10)	(21)
Accretion expense	1	1
Revisions in estimated cash flows	1	1
Other	-	6
Balance at December 31	$99	$101
(1)	See Note D.
(2)	See Note E.

The discount rate used to calculate the Company’s asset retirement obligations at December 31, 2010 was 1.78 percent (2.45 percent at December 31, 2009). These obligations are included in the consolidated balance sheets as “Other noncurrent obligations.”

The Company has not recognized conditional asset retirement obligations for which a fair value cannot be reasonably estimated in its consolidated financial statements. Assets that have not been submitted/reviewed for potential demolition activities are considered to have continued usefulness and are generally still operating normally. Therefore, without a plan to demolish the assets or the expectation of a plan, such as shortening the useful life of assets for depreciation purposes in accordance with the accounting guidance related to property, plant and equipment, the Company is unable to reasonably forecast a time frame to use for present value calculations. As such, the Company has not recognized obligations for individual plants/buildings at its manufacturing sites where estimates of potential settlement dates cannot be reasonably made. In addition, the Company has not recognized conditional asset retirement obligations for the capping of its approximately 60 underground storage wells and 130 underground brine mining and other wells at Dow-owned sites when there are no plans or expectations of plans to exit the sites. It is the opinion of the Company’s management that the possibility is remote that such conditional asset retirement obligations, when estimable, will have a material adverse impact on the Company’s consolidated financial statements based on current costs.

NOTE O – TRANSFERS OF FINANCIAL ASSETS

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

Sale of Trade Accounts Receivable in North America

In January 2010, the Company terminated its previous facilities used in North America for the transfers of trade accounts receivable by entering into an agreement to repurchase the outstanding receivables for $264 million and replacing it with a new arrangement. During the year ended December 31, 2010, under the new arrangement, the Company sold the trade accounts receivable of select North America entities on a revolving basis to certain multi-seller commercial paper conduit entities. The Company maintains servicing responsibilities and the related costs are insignificant. The proceeds received are comprised of cash and interests in specified assets (the receivables sold by the Company) of the conduits that entitle the Company to the residual cash flows of such specified assets in the conduits after the commercial paper has been repaid. Neither the conduits nor the investors in those entities have recourse to other assets of the Company in the event of nonpayment by the debtors.

During the year ended December 31, 2010, the Company recognized a loss of $19 million on the sale of these receivables, which is classified as “Interest expense and amortization of debt discount” in the consolidated statements of income. The Company classifies its interests in the conduits as “Accounts and notes receivable – Other” on the consolidated balance sheets and those interests are carried at fair value. Fair value of the interests is determined by calculating the expected amount of cash to be received and is based on unobservable inputs (a Level 3 measurement). The key input in the valuation is percentage of anticipated credit losses, which was 1.42 percent, in the portfolio of receivables sold that have not yet been collected. Given the short-term nature of the underlying receivables, discount rates and prepayments are not factors in determining the fair value of the interests. At December 31, 2010, the carrying value of the interests held was $1,110 million, which is the Company’s maximum exposure to loss related to the receivables sold.

The sensitivity of the fair value of the interests held to hypothetical adverse changes in the anticipated credit losses are as follows (amounts shown are the corresponding hypothetical decreases in the carrying value of the interests):

Impact to Carrying Value In millions
10% adverse change	$2
20% adverse change	$5

Following is an analysis of certain cash flows between the Company and the North American conduits:

Cash Proceeds In millions	2010
Sale of receivables	$264
Collections reinvested in revolving receivables	$18,952
Interests in conduits (1)	$974
(1)	Presented in operating activities in the consolidated statements of cash flows.

Delinquencies on the sold receivables that were still outstanding at December 31, 2010 were $127 million. Trade accounts receivable outstanding and derecognized from the Company’s consolidated balance sheet at December 31, 2010 were $1,930 million. Credit losses, net of any recoveries, on receivables sold during the year ended December 31, 2010 were $2 million. During 2010, the Company repurchased $13 million of previously sold receivables related to a divestiture.

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

During the period from the June 2010 inception of the new arrangement through December 31, 2010, the Company recognized a loss of $7 million on the sale of these receivables, which is classified as “Interest expense and amortization of debt discount” in the consolidated statements of income. The Company classifies its interests in the conduits as “Accounts and notes receivable – Other” on the consolidated balance sheets and those interests are carried at fair value. Fair value of the interests is determined by calculating the expected amount of cash to be received and is based on unobservable inputs (a Level 3 measurement). The key input in the valuation is percentage of anticipated credit losses, which was zero, in the portfolio of receivables sold that have not yet been collected. Given the short-term nature of the underlying receivables, discount rates and prepayments are not factors in determining the fair value of the interests. At December 31, 2010, the carrying value of the interests held was $157 million, which is the Company’s maximum exposure to loss related to the receivables sold.

Following is an analysis of certain cash flows between the Company and the European conduits:

Cash Proceeds In millions	2010
Sale of receivables	$554
Collections reinvested in revolving receivables	$3,914
Interests in conduits (1)	$64
(1)	Presented in operating activities in the consolidated statements of cash flows.

Delinquencies on the sold receivables still outstanding at December 31, 2010 were $42 million. Trade accounts receivable outstanding and derecognized from the Company’s consolidated balance sheet at December 31, 2010 were $405 million. There were no credit losses on receivables sold since June 2010.

Sale of Trade Accounts Receivable in Asia Pacific

During the year ended December 31, 2010, the Company sold participating interests in trade accounts receivable of select Asia Pacific entities for which the Company received cash. The Company maintains servicing responsibilities for the participating interests sold and the related costs are insignificant. The third-party holders of the participating interests do not have recourse to the Company’s assets in the event of nonpayment by the debtors.

During the year ended December 31, 2010, the Company recognized a loss of less than $1 million on the sale of the participating interests in the receivables, which is classified as “Interest expense and amortization of debt discount” in the consolidated statements of income.

Following is an analysis of certain cash flows between the Company and the third-party holders of the participating interests:

Cash Proceeds In millions	2010
Sale of participating interests	$218
Collections reinvested in revolving receivables	$195

Following is additional information related to the sale of participating interests in the receivables under this facility:

Trade Accounts Receivable In millions	Dec. 31, 2010
Derecognized from the consolidated balance sheet	$ 25
Outstanding in the consolidated balance sheet	281
Total accounts receivable in select Asia Pacific entities	$306

There were no credit losses on receivables relating to the participating interests sold during the year ended December 31, 2010. There were no delinquencies on the outstanding receivables related to the participating interests sold at December 31, 2010.

NOTE P – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable at December 31
In millions	2010	2009
Commercial paper	-	$721
Notes payable to banks	$1,310	1,285
Notes payable to related companies	157	131
Notes payable trade	-	2
Total notes payable	$1,467	$2,139
Year-end average interest rates	2.64%	2.18%

Long-Term Debt at December 31	2010 Average		2009 Average
In millions	Rate	2010	Rate	2009
Promissory notes and debentures:
Final maturity 2010	-	-	9.13%	$281
Final maturity 2011	5.30%	$1,057	5.32%	1,054
Final maturity 2012	5.33%	2,154	5.14%	2,280
Final maturity 2013	6.05%	389	6.05%	389
Final maturity 2014	7.27%	2,096	7.60%	1,750
Final maturity 2015	5.90%	1,250	5.90%	1,250
Final maturity 2016 and thereafter	6.95%	11,260	7.95%	8,880
Other facilities:
U.S. dollar loans, various rates and maturities	1.67%	20	1.95%	35
Foreign currency loans, various rates and maturities	2.95%	998	3.65%	754
Medium-term notes, varying maturities through 2022	5.96%	2,005	6.39%	1,624
Foreign medium-term notes, various rates and maturities	-	-	4.13%	1
Euro medium-term notes, final maturity 2010	-	-	4.37%	576
Euro medium-term notes, final maturity 2011	4.63%	665	4.63%	713
Pollution control/industrial revenue bonds, varying maturities through 2038	5.68%	907	5.21%	1,114
Capital lease obligations	-	17	-	44
Unamortized debt discount	-	(458)	-	(485)
Unexpended construction funds	-	-	-	(26)
Long-term debt due within one year	-	(1,755)	-	(1,082)
Total long-term debt	-	$20,605	-	$19,152

Annual Installments on Long-Term Debt for Next Five Years In millions
2011	$1,755
2012	$2,886
2013	$943
2014	$2,548
2015	$1,574

On November 4, 2010, the Company issued $2.5 billion of debt securities in a public offering. The offering included $750 million aggregate principal amount of 2.50 percent notes due 2016 and $1.75 billion aggregate principal amount of 4.25 percent notes due 2020.

On March 9, 2009, the Company borrowed $3 billion under its Five Year Competitive Advance and Revolving Credit Facility Agreement, dated April 24, 2006 (“Agreement”); $1.6 billion of the funds were repaid on May 15, 2009; $0.5 billion of the funds were repaid on June 30, 2009; and the remaining $0.9 billion of the funds were repaid on December 30, 2009. The funds were due in April 2011 and bore interest at a variable London Interbank Offered Rate (“LIBOR”)-plus rate or Base Rate as defined in the Agreement. The Company used the funds to finance day-to-day operations, to repay indebtedness maturing in the ordinary course of business and for other general corporate purposes. In 2010, the Company replaced the Agreement with a new $3 billion Three Year Competitive Advance and Revolving Credit Facility Agreement dated June 4, 2010 (“Revolving Credit Facility”) with various U.S. and foreign banks. The Revolving Credit Facility has a maturity date in June 2013 and provides for interest at a LIBOR-plus rate or Base Rate as defined in the Revolving Credit Facility. At December 31, 2010, the full $3 billion credit facility was available to the Company.

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

On May 7, 2009, the Company issued $6 billion of debt securities in a public offering. The offering included $1.75 billion aggregate principal amount of 7.6 percent notes due 2014; $3.25 billion aggregate principal amount of 8.55 percent notes due 2019; and $1 billion aggregate principal amount of 9.4 percent notes due 2039. Aggregate principal amount of $1.35 billion of the 8.55 percent notes due 2019 were offered by accounts and funds managed by Paulson & Co. Inc. and trusts created by members of the Haas family. These investors received notes from the Company in payment for 1.3 million shares of the Company’s Perpetual Preferred Stock, Series B, at par plus accrued dividends (see Note W for further information). The Company used the net proceeds received from this offering for refinancing, renewals, replacements and refunding of outstanding indebtedness, including repayment of a portion of the Term Loan.

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

The fair value of debt assumed from Rohm and Haas on April 1, 2009 of $2,576 million is reflected in the long-term debt table above. On August 21, 2009, the Company executed a buy-back of Euro 175 million of private placement debt acquired from Rohm and Haas and recognized a $56 million pretax loss on this early extinguishment, included in “Sundry income – net.” On September 8, 2010, the Company concluded a tender offer for any and all of $145 million of debentures acquired from Rohm and Haas, due June 2020. As a result of the tender offer, the Company redeemed $123 million of the debentures and recognized a $46 million pretax loss on this early extinguishment, included in “Sundry income – net.”

On September 28, 2009, Calvin Capital LLC, a wholly owned subsidiary of the Company, repaid a $674 million note payable, which was issued in September 2008.

The Company’s outstanding debt of $22.4 billion has been issued under indentures which contain, among other provisions, covenants with which the Company must comply while the underlying notes are outstanding. Such covenants include obligations to not allow liens on principal U.S. manufacturing facilities, enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or merge or consolidate with any other corporation, or sell or convey all or substantially all of the Company’s assets. The outstanding debt also contains customary default provisions. Failure of the Company to comply with any of these covenants could result in a default under the applicable indenture, which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes.

The Company’s primary credit agreements contain covenant and default provisions in addition to the covenants set forth above with respect to the Company’s debt. Significant other covenants and default provisions related to these agreements include:

(a)	the obligation to maintain the ratio of the Company’s consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Revolving Credit Facility exceeds $500 million,

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

At December 31, 2010, management believes the Company was in compliance with all of the covenants and default provisions referred to above.

NOTE Q – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Acquisition of Rohm and Haas

With the April 1, 2009 acquisition of Rohm and Haas (see Note D), the Company assumed sponsorship of qualified and non-qualified pension and other postretirement benefit plans that provide defined benefits to U.S. and non-U.S. employees. As a result, the Company acquired the following plan assets and obligations from Rohm and Haas:

Plan Assets and Obligations Acquired from Rohm and Haas on April 1, 2009 (1)
In millions	Defined Benefit Pension Plans	Other Postretirement Benefits
Fair value of plan assets	$1,439	$ 18
Projected benefit obligation	$2,168	$338
(1)	Does not include plan assets and obligations of Morton that were sold to K+S on October 1, 2009; see Note E.

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

The Company’s funding policy is to contribute to the plans when pension laws and/or economics either require or encourage funding. In 2010, Dow contributed $708 million to its pension plans, including contributions to fund benefit payments for its non-qualified supplemental plans. Dow expects to contribute approximately $700 million to its pension plans in 2011.

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs for the plans are provided in the two tables below:

Weighted-Average Assumptions for All Pension Plans	Benefit Obligations at December 31		Net Periodic Costs for the Year
	2010	2009	2010	2009
Discount rate	5.38%	5.71%	5.71%	6.53%
Rate of increase in future compensation levels	4.13%	4.14%	4.17%	4.01%
Expected long-term rate of return on plan assets	-	-	7.74%	8.03%

Weighted-Average Assumptions for U.S. Pension Plans	Benefit Obligations at December 31		Net Periodic Costs for the Year
	2010	2009	2010	2009
Discount rate	5.51%	5.97%	5.97%	6.82%
Rate of increase in future compensation levels	4.50%	4.50%	4.50%	4.31%
Expected long-term rate of return on plan assets	-	-	8.16%	8.46%

The Company determines the expected long-term rate of return on plan assets by performing a detailed analysis of key economic and market factors driving historical returns for each asset class and formulating a projected return based on factors in the current environment. Factors considered include, but are not limited to, inflation, real economic growth, interest rate yield, interest rate spreads, and other valuation measures and market metrics. The expected long-term rate of return for each asset class is then weighted based on the strategic asset allocation approved by the governing body for each plan. The Company’s historical experience with the pension fund asset performance is also considered. A similar process is followed in determining the expected long-term rate of return for assets held in the Company’s other postretirement benefit plan trusts. The discount rates utilized to measure the pension and other postretirement obligations of the U.S. qualified plans are based on the yield on high-quality fixed income investments at the measurement date. Future expected actuarially determined cash flows of Dow’s major U.S. plans are matched against the Towers Watson RATE:Link yield curve (based on 60th to 90th percentile bond yields) to arrive at a single discount rate for each plan.

The accumulated benefit obligation for all defined benefit pension plans was $20.1 billion at December 31, 2010 and $18.9 billion at December 31, 2009.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets at December 31
In millions	2010	2009
Projected benefit obligations	$18,424	$18,113
Accumulated benefit obligations	$17,571	$17,277
Fair value of plan assets	$12,912	$12,679

In addition to the U.S. qualified defined benefit pension plan, U.S. employees may participate in defined contribution plans (Employee Savings Plans or 401(k) plans) by contributing a portion of their compensation, which is partially matched by the Company. Defined contribution plans also cover employees in some subsidiaries in other countries, including Australia, Brazil, Canada, Italy, Spain and the United Kingdom. Expense recognized for all defined contribution plans was $184 million in 2010, $156 million in 2009 and $49 million in 2008.

Other Postretirement Benefits

The Company provides certain health care and life insurance benefits to retired employees. The Company’s plans outside of the United States are not significant; therefore, this discussion relates to the U.S. plans only. The plans provide health care benefits, including hospital, physicians’ services, drug and major medical expense coverage, and life insurance benefits. In general, for employees hired before January 1, 1993, the plans provide benefits supplemental to Medicare when retirees are eligible for these benefits. The Company and the retiree share the cost of these benefits, with the Company portion increasing as the retiree has increased years of credited service, although there is a cap on the Company portion. The Company has the ability to change these benefits at any time. Employees hired after January 1, 2008 are not covered under the plans.

The Company funds most of the cost of these health care and life insurance benefits as incurred. In 2010, Dow did not make any contributions to its other postretirement benefit plan trusts. Likewise, Dow does not expect to contribute assets to its other postretirement benefits plan trusts in 2011.

The weighted-average assumptions used to determine other postretirement benefit obligations and net periodic benefit costs for the U.S. plans are provided below:

U.S. Plan Assumptions for Other Postretirement Benefits	Benefit Obligations at December 31		Net Periodic Costs for the Year
	2010	2009	2010	2009
Discount rate	5.15%	5.69%	5.69%	7.11%
Expected long-term rate of return on plan assets	-	-	4.35%	5.15%
Initial health care cost trend rate	8.70%	9.13%	9.13%	9.71%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	6.00%
Year ultimate trend rate to be reached	2019	2019	2019	2018

Increasing the assumed medical cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 2010 by less than $1 million and decrease the net periodic postretirement benefit cost for the year by $1 million. Decreasing the assumed medical cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 2010 by $23 million and the net periodic postretirement benefit cost for the year by $1 million.

Net Periodic Benefit Cost for All Significant Plans
	Defined Benefit Pension Plans			Other Postretirement Benefits
In millions	2010	2009	2008	2010	2009	2008
Service cost	$ 309	$ 270	$ 264	$ 15	$ 16	$ 18
Interest cost	1,098	1,081	961	111	138	117
Expected return on plan assets	(1,212)	(1,254)	(1,232)	(10)	(17)	(29)
Amortization of prior service cost (credit)	28	31	32	-	(3)	(4)
Amortization of unrecognized loss (gain)	268	106	43	(1)	(1)	(1)
Curtailment/settlement/other costs (1)	11	13	54	3	-	34
Net periodic benefit cost	$ 502	$ 247	$ 122	$118	$133	$135
(1)	Includes $11 million of curtailment and settlement costs recorded in 2010 related to the divestiture of Styron (see Note E). See Note C for information regarding curtailment and settlement costs recorded in 2009 and 2008.

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income for All Significant Plans
	Defined Benefit Pension Plans			Other Postretirement Benefits
In millions	2010	2009	2008	2010	2009	2008
Net loss (gain)	$ 591	$ 804	$4,669	$ 59	$(114)	$ 23
Prior service cost	2	2	4	-	-	-
Amortization of prior service (cost) credit	(36)	(31)	(32)	(3)	3	4
Amortization of unrecognized (loss) gain	(271)	(119)	(43)	1	1	1
Total recognized in other comprehensive loss (income)	$ 286	$ 656	$4,598	$ 57	$(110)	$ 28
Total recognized in net periodic benefit cost and other comprehensive loss	$ 788	$ 903	$4,720	$175	$ 23	$163

Change in Projected Benefit Obligations, Plan Assets and Funded Status of All Significant Plans
In millions	Defined Benefit Pension Plans		Other Postretirement Benefits
Change in projected benefit obligations	2010	2009	2010	2009
Benefit obligation at beginning of year	$19,914	$15,573	$2,079	$1,821
Service cost	309	270	15	16
Interest cost	1,098	1,081	111	138
Plan participants’ contributions	22	27	-	-
Amendments	2	2	-	-
Actuarial changes in assumptions and experience	1,133	1,718	68	(75)
Acquisition/divestiture/other activity	(53)	2,175	(1)	336
Benefits paid	(1,148)	(1,239)	(180)	(171)
Currency impact	(86)	307	3	14
Termination benefits/curtailment cost	(33)	-	-	-
Benefit obligations at end of year	$21,158	$19,914	$2,095	$2,079

Change in plan assets
Fair value of plan assets at beginning of year	$14,589	$11,573	$367	$368
Actual return on plan assets	1,724	2,155	17	56
Currency impact	(28)	279	-	-
Employer contributions	708	355	(60)	-
Plan participants’ contributions	22	27	-	-
Acquisition/divestiture/other activity	(16)	1,439	-	18
Benefits paid	(1,148)	(1,239)	(86)	(75)
Fair value of plan assets at end of year	$15,851	$14,589	$238	$367
Funded status at end of year	$(5,307)	$(5,325)	$(1,857)	$(1,712)

Net amounts recognized in the consolidated balance sheets at December 31:
Noncurrent assets	$235	$110	-	-
Current liabilities	(58)	(54)	$(88)	$(89)
Noncurrent liabilities	(5,484)	(5,381)	(1,769)	(1,623)
Net amounts recognized in the consolidated balance sheets	$(5,307)	$(5,325)	$(1,857)	$(1,712)

Pretax amounts recognized in AOCI at December 31:
Net loss (gain)	$6,696	$6,376	$(26)	$(86)
Prior service cost (credit)	182	216	(16)	(13)
Pretax balance in AOCI at end of year	$6,878	$6,592	$(42)	$(99)

In 2011, an estimated net loss of $372 million and prior service cost of $27 million for the defined benefit pension plans will be amortized from AOCI to net periodic benefit cost. In 2011, an estimated net loss of $2 million and prior service credit of $2 million for other postretirement benefit plans will be amortized from AOCI to net periodic benefit cost.

Estimated Future Benefit Payments

The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at December 31, 2010
In millions	Defined Benefit Pension Plans	Other Postretirement Benefits
2011	$ 1,330	$ 194
2012	1,156	189
2013	1,168	180
2014	1,191	172
2015	1,218	166
2016 through 2020	6,646	773
Total	$12,709	$1,674

Plan Assets

Plan assets consist mainly of equity and fixed income securities of U.S. and foreign issuers, and may include alternative investments such as real estate, private equity and absolute return strategies. At December 31, 2010, plan assets totaled $15.9 billion and included Company common stock with a value of $13 million (less than 1 percent of total plan assets). At December 31, 2009, plan assets totaled $14.6 billion and included Company common stock with a value of $11 million (less than 1 percent of total plan assets).

Investment Strategy and Risk Management for Plan Assets

The Company’s investment strategy for the plan assets is to manage the assets in relation to the liability in order to pay retirement benefits to plan participants while minimizing cash contributions from the Company over the life of the plans. This is accomplished by identifying and managing the exposure to various market risks, diversifying investments across various asset classes and earning an acceptable long-term rate of return consistent with an acceptable amount of risk, while considering the liquidity needs of the plans.

The plans are permitted to use derivative instruments for investment purposes, as well as for hedging the underlying asset and liability exposure and rebalancing the asset allocation. The plans use value at risk, stress testing, scenario analysis and Monte Carlo simulation to monitor and manage both risk in the portfolios and surplus risk.

Equity securities primarily include investments in large- and small-cap companies located in both developed and emerging markets around the world. Fixed income securities are primarily U.S. dollar based and include investment grade corporate bonds of companies diversified across industries, U.S. treasuries, non-U.S. developed market securities and U.S. agency mortgage-backed securities. Alternative investments primarily include investments in real estate, private equity limited partnerships and absolute return strategies. Other significant investment types include various insurance contracts; and interest rate, equity, commodity and foreign exchange derivative investments and hedges.

Strategic Weighted-Average Target Allocation of Plan Assets for All Significant Plans
Asset Category	Target Allocation
Equity securities	45%
Fixed Income securities	35%
Alternative investments	15%
Other investments	5%
Total	100%

Concentration of Risk

The Company mitigates the credit risk of investments by establishing guidelines with investment managers that limit investment in any single issue or issuer to an amount that is not material to the portfolio being managed. These guidelines are monitored for compliance both by the Company and external managers. Credit risk related to derivative activity is mitigated by utilizing multiple counterparties and through collateral support agreements.

The JP Morgan Federal Agency money market fund is utilized as the sweep vehicle for the two largest U.S. plans, which from time to time can represent a significant investment. For one U.S. plan, approximately half of the liability is covered by a participating group annuity issued by Prudential Insurance Company.

The following tables summarize the bases used to measure the Company’s pension plan assets at fair value for the years ended December 31, 2010 and 2009:

Basis of Fair Value Measurements of Pension Plan Assets at December 31, 2010	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$ 56	$ 751	-	$ 807
Equity securities:
U.S. equity (1)	$2,038	$ 167	-	$ 2,205
Non-U.S. equity – developed countries	2,300	932	-	3,232
Emerging markets	759	469	-	1,228
Equity derivatives	8	3	-	11
Total equity securities	$5,105	$1,571	-	$ 6,676
Fixed income securities:
U.S. government and municipalities	-	$ 961	-	$ 961
U.S. agency and agency mortgage-backed securities	-	385	-	385
Corporate bonds – investment grade	-	1,313	-	1,313
Non-U.S. governments – developed countries	-	643	-	643
Non-U.S. corporate bonds – developed countries	-	897	-	897
Emerging market debt	-	51	-	51
Other asset-backed securities	-	217	$ 13	230
Convertible bonds	$ 32	385	-	417
High yield bonds	14	279	17	310
Other fixed income funds	-	208	20	228
Fixed income derivatives	-	(11)	-	(11)
Total fixed income securities	$ 46	$5,328	$ 50	$ 5,424
Alternative investments:
Real estate	$ 29	$45	$ 727	$801
Private equity	-	-	997	997
Absolute return	-	395	303	698
Total alternative investments	$ 29	$ 440	$2,027	$ 2,496
Other	-	$ 408	$40	$ 448
Total assets at fair value	$5,236	$8,498	$2,117	$15,851
(1)	Includes $13 million of the Company’s common stock.

Basis of Fair Value Measurements of Pension Plan Assets at December 31, 2009	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$ 100	$ 730	-	$ 830
Equity securities:
U.S. equity (1)	$1,774	$ 142	-	$ 1,916
Non-U.S. equity – developed countries	2,203	922	-	3,125
Emerging markets	668	490	-	1,158
Equity derivatives	1	9	-	10
Total equity securities	$4,646	$1,563	-	$ 6,209
Fixed income securities:
U.S. government and municipalities	-	$ 991	-	$ 991
U.S. agency and agency mortgage-backed securities	-	300	-	300
Corporate bonds – investment grade	-	1,242	-	1,242
Non-U.S. governments – developed countries	-	463	-	463
Non-U.S. corporate bonds – developed countries	-	557	-	557
Emerging market debt	-	30	-	30
Other asset-backed securities	-	156	$ 25	181
Convertible bonds	$ 50	386	-	436
High yield bonds	-	176	25	201
Other fixed income funds	-	878	-	878
Fixed income derivatives	(7)	(36)	-	(43)
Total fixed income securities	$ 43	$5,143	$ 50	$ 5,236
Alternative investments:
Real estate	$ 26	$ 46	$ 561	$ 633
Private equity	-	-	802	802
Absolute return	-	350	95	445
Total alternative investments	$ 26	$ 396	$1,458	$ 1,880
Other	-	$ 391	$ 43	$ 434
Total assets at fair value	$4,815	$8,223	$1,551	$14,589
(1)	Includes $11 million of the Company’s common stock.

For pension or other postretirement benefit plan assets classified as Level 1 measurements (measured using quoted prices in active markets), total fair value is either the price of the most recent trade at the time of the market close or the official close price, as defined by the exchange on which the asset is most actively traded on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs.

For pension or other postretirement benefit plan assets classified as Level 2 measurements, where the security is frequently traded in less active markets, fair value is based on the closing price at the end of the period; where the security is less frequently traded, fair value is based on the price a dealer would pay for the security or similar securities, adjusted for any terms specific to that asset or liability. Market inputs are obtained from well-established and recognized vendors of market data and subjected to tolerance/quality checks. For derivative assets and liabilities, standard industry models are used to calculate the fair value of the various financial instruments based on significant observable market inputs, such as foreign exchange rates, commodity prices, swap rates, interest rates and implied volatilities obtained from various market sources.

Some pension or other postretirement benefit plan assets are held in funds where a net asset value is calculated based on the fair value of the underlying assets and the number of shares owned. The classification of the fund (Level 1, 2 or 3 measurements) is determined based on the classification of the significant holdings within the fund. For all other pension or other postretirement benefit plan assets for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models.

For pension or other postretirement benefit plan assets classified as Level 3 measurements, total fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity for the investment. Investment managers or fund managers provide valuations of the investment on a monthly or quarterly basis. These valuations are reviewed for reasonableness based on applicable sector, benchmark and company performance. Adjustments to valuations are made where appropriate. Where available, audited financial statements are obtained and reviewed for the investments as support for the manager’s investment valuation.

The following tables summarize the changes in fair value of Level 3 pension plan assets for the years ended December 31, 2009 and 2010:

Fair Value Measurement of Level 3 Pension Plan Assets	Equity	Fixed Income	Alternative	Other
In millions	Securities	Securities	Investments	Securities	Total
Balance at January 1, 2009	$ 3	$ 28	$1,242	$20	$1,293
Acquisitions and divestitures	-	44	257	20	321
Actual return on plan assets:
Relating to assets sold during 2009	(16)	(6)	(23)	-	(45)
Relating to assets held at Dec. 31, 2009	16	13	(121)	2	(90)
Purchases, sales and settlements	(3)	(29)	99	1	68
Foreign currency impact	-	-	4	-	4
Balance at December 31, 2009	-	$ 50	$1,458	$43	$1,551
Actual return on plan assets:
Relating to assets sold during 2010	$(3)	2	32	-	31
Relating to assets held at Dec. 31, 2010	2	2	162	(1)	165
Purchases, sales and settlements	1	(6)	379	(2)	372
Transfers into Level 3, net	-	2	1	-	3
Foreign currency impact	-	-	(5)	-	(5)
Balance at December 31, 2010	-	$ 50	$2,027	$40	$2,117

The following tables summarize the bases used to measure the Company’s other postretirement benefit plan assets at fair value for the years ended December 31, 2010 and 2009:

Basis of Fair Value Measurements of Other Postretirement Benefit Plan Assets at December 31, 2010	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs
In millions	(Level 1)	(Level 2)	Total
Cash and cash equivalents	-	$ 39	$ 39
Equity securities (1)	$66	-	66
Fixed income securities	4	129	133
Total assets at fair value	$70	$168	$238
(1)	Includes no common stock of the Company.

Basis of Fair Value Measurements of Other Postretirement Benefit Plan Assets at December 31, 2009	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs
In millions	(Level 1)	(Level 2)	Total
Cash and cash equivalents	-	$ 74	$ 74
Equity securities (1)	$82	-	82
Fixed income securities	3	208	211
Total assets at fair value	$85	$282	$367
(1)	Includes no common stock of the Company.

NOTE R – LEASED PROPERTY

Leased Property

The Company routinely leases premises for use as sales and administrative offices, warehouses and tanks for product storage, motor vehicles, railcars, computers, office machines, and equipment under operating leases. In addition, the Company leases aircraft in the United States. At the termination of the leases, the Company has the option to purchase certain leased equipment and buildings based on a fair market value determination. In 2009, the Company purchased a previously leased ethylene plant in Canada for $713 million.

Rental expenses under operating leases, net of sublease rental income, were $404 million in 2010, $459 million in 2009 and $439 million in 2008. Future minimum rental payments under operating leases with remaining noncancelable terms in excess of one year are as follows:

Minimum Operating Lease Commitments at December 31, 2010 In millions
2011	$202
2012	163
2013	149
2014	126
2015	115
2016 and thereafter	1,796
Total	$2,551

NOTE S – VARIABLE INTEREST ENTITIES

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

The carrying amounts of assets and liabilities pertaining to the entity used to monetize accounts receivable, included in the Company’s consolidated balance sheet at January 1, 2010, were current assets of $817 million (including $436 million of restricted cash) and current liabilities of $589 million.

Consolidated Variable Interest Entities

The Company holds a variable interest in five joint ventures for which the Company is the primary beneficiary. Three of the joint ventures are development stage enterprises, which will produce propylene oxide and hydrogen peroxide and provide terminal services in Thailand. The Company’s variable interest in these joint ventures relates to cost-plus arrangements between the joint venture and the Company, involving the majority of the output on take-or-pay terms and ensuring a guaranteed return to the joint ventures.

Another joint venture will construct, own and operate a membrane chlor-alkali facility to be located at the Company’s Freeport, Texas integrated manufacturing complex. The Company’s variable interests in this joint venture relate to equity options between the partners and a cost-plus off-take arrangement between the joint venture and the Company, involving proportional purchase commitments on take-or-pay terms and ensuring a guaranteed return to the joint venture. The Company will provide the joint venture with operation and maintenance services, utilities and raw materials; market the joint venture’s co-products; and toll convert the other partner’s proportional purchase commitments into ethylene dichloride. The joint venture is expected to begin operations in mid-2013.

The fifth joint venture was acquired through the acquisition of Rohm and Haas on April 1, 2009. This joint venture manufactures products in Japan for the semiconductor industry. Each joint venture partner holds several equivalent variable interests, with the exception of a royalty agreement held exclusively between the joint venture and the Company. In addition, the entire output of the joint venture is sold to the Company for resale to third-party customers.

The Company also holds a variable interest in an owner trust, for which the Company is the primary beneficiary. The owner trust leases an ethylene facility in The Netherlands to the Company, whereby substantially all of the rights and obligations of ownership are transferred to the Company. The Company’s variable interest in the owner trust relates to a residual value guarantee provided to the owner trust. Upon expiration of the lease, which matures in 2014, the Company may purchase the facility for an amount based on a fair market value determination. At December 31, 2010, the Company had provided to the owner trust a residual value guarantee of $363 million, which represents the Company’s maximum exposure to loss under the lease.

As the primary beneficiary of these VIEs, the entities’ assets, liabilities and results of operations are included in the Company’s consolidated financial statements. The other equity holders’ interests are reflected in “Net income attributable to noncontrolling interests” in the consolidated statements of income and “Noncontrolling interests” in the consolidated balance sheets. The following table summarizes the carrying amounts of the entities’ assets and liabilities included in the Company’s consolidated balance sheets at December 31, 2010 and December 31, 2009:

Assets and Liabilities of Consolidated VIEs In millions	Dec. 31, 2010	Dec. 31, 2009
Current assets (restricted 2010: $228)	$228	$102
Property (restricted 2010: $1,388)	1,388	455
Other noncurrent assets (restricted 2010: $122)	122	81
Total assets	$1,738	$638
Current liabilities (nonrecourse 2010: $190)	$837	$183
Long-term debt (nonrecourse 2010: $167)	513	125
Other noncurrent liabilities (nonrecourse 2010: $64)	64	43
Total liabilities	$1,414	$351

The Company holds a variable interest in an entity created in June 2010 to monetize accounts receivable of select European entities. The Company is the primary beneficiary of this entity as a result of holding subordinated notes while maintaining servicing responsibilities for the accounts receivable. The carrying amounts of assets and liabilities pertaining to this entity, included in the Company’s consolidated balance sheet at December 31, 2010, were current assets of $158 million (zero restricted) and current liabilities of $1 million ($1 million nonrecourse). Prior to the creation of this entity, the Company held a variable interest in another entity that was also used to monetize accounts receivable originated by several European subsidiaries. That arrangement was terminated in June 2010. No gain or loss was recognized as a result of terminating the arrangement.

Amounts presented in the consolidated balance sheets and the table above as restricted assets or nonrecourse obligations relating to consolidated VIEs at December 31, 2010 are adjusted for intercompany eliminations, parental guarantees and residual value guarantees.

In September 2001, Hobbes Capital S.A. (“Hobbes”), a former consolidated foreign subsidiary of the Company, issued $500 million of preferred securities in the form of equity certificates. The certificates provided a floating rate of return (which could be reinvested) based on LIBOR. Under the accounting guidance for consolidation, Hobbes was a VIE and the Company was the primary beneficiary. During the third quarter of 2008, the other partner of Hobbes redeemed its $674 million ownership in Hobbes. The minority ownership was redeemed in a non-cash transaction in exchange for a three-year note payable with a floating rate based on LIBOR, which was repaid in September 2009. Prior to redemption, the preferred return was included in “Net income attributable to noncontrolling interests” in the consolidated statements of income.

Nonconsolidated Variable Interest Entity

The Company holds a variable interest in a joint venture accounted for under the equity method of accounting, acquired through the acquisition of Rohm and Haas on April 1, 2009. The joint venture manufactures crude acrylic acid in the United States and Germany on behalf of the Company and the other joint venture partner. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. The Company is not the primary beneficiary, as a majority of the joint venture’s output is sold to the other joint venture partner, and therefore the entity is not consolidated. At December 31, 2010, the Company’s investment in the joint venture was $144 million, classified as “Investment in nonconsolidated affiliates” in the consolidated balance sheets, representing the Company’s maximum exposure to loss.

NOTE T – STOCK-BASED COMPENSATION

The Company grants stock-based compensation to employees and non-employee directors in the form of the Employees’ Stock Purchase Plan (“ESPP”) and stock option plans, which include deferred and restricted stock. Information regarding these plans is provided below.

Accounting for Stock-Based Compensation

The Company grants stock-based compensation awards that vest over a specified period or upon employees meeting certain performance and/or retirement eligibility criteria. The fair value of equity instruments issued to employees is measured on the grant date. The fair value of liability instruments issued to employees (specifically, performance deferred stock awards, which are granted to executive employees subject to stock ownership requirements, that provide the recipient the option to elect to receive a cash payment equal to the value of the stock award on the date of delivery) is measured at the end of each quarter. The fair value of equity and liability instruments is expensed over the vesting period or, in the case of retirement, from the grant date to the date on which retirement eligibility provisions have been met and additional service is no longer required.

The Company uses a lattice-based option valuation model to estimate the fair value of stock options, the Black-Scholes option valuation model for subscriptions to purchase shares under the ESPP and Monte Carlo simulation for the market portion of performance deferred stock awards. The weighted-average assumptions used to calculate total stock-based compensation are included in the following table:

	2010	2009	2008
Dividend yield	2.5%	3.8%	4.4%
Expected volatility	47.35%	43.78%	29.57%
Risk-free interest rate	1.28%	1.61%	3.42%
Expected life of stock options granted during period	6.5 years	6.25 years	6 years
Life of Employees’ Stock Purchase Plan	5 months	9 months	6.5 months

The dividend yield assumption for 2010 was based on a 30 percent / 70 percent blend of the Company’s current declared dividend as a percentage of the stock price on the grant date and a 10-year dividend yield average. The dividend yield assumption for 2009 was based on a 10-year dividend yield average. The dividend yield assumption for 2008 was based on the Company’s current declared dividend as a percentage of the stock price on the grant date. The expected volatility assumption for 2009 was based entirely on historical daily volatility, while the expected volatility assumption for 2010 and 2008 was based on an equal weighting of the historical daily volatility and current implied volatility from exchange-traded options for the contractual term of the options. The risk-free interest rate for all years was based on the weighted-average of U.S. Treasury strip rates over the contractual term of the options. The expected life of stock options granted was based on an analysis of historical exercise patterns.

Employees’ Stock Purchase Plan

On February 13, 2003, the Board of Directors authorized a 10-year ESPP, which was approved by stockholders at the Company’s annual meeting on May 8, 2003. Under the 2010 annual offering, most employees were eligible to purchase shares of common stock of the Company valued at up to 10 percent of their annual base earnings. The value is determined using the plan price multiplied by the number of shares subscribed to by the employee. The plan price of the stock is set each year at no less than 85 percent of market price.

Employees’ Stock Purchase Plan	2010
Shares in thousands	Shares	Exercise Price (1)
Outstanding at beginning of year	-	-
Granted	13,753	$18.09
Exercised	(12,359)	$18.09
Forfeited/Expired	(1,394)	$18.09
Outstanding and exercisable at end of year	-	-
(1)	Weighted-average per share

Additional Information about ESPP In millions, except per share amounts	2010	2009	2008
Weighted-average fair value per share of purchase rights granted	$11.90	$1.00	$4.33
Total compensation expense for ESPP	$164	$10	$20
Related tax benefit	$61	$4	$7
Total amount of cash received from the exercise of purchase rights	$224	$137	$32
Total intrinsic value of purchase rights exercised (1)	$147	$38	$3
Related tax benefit	$54	$14	$1
(1)	Difference between the market price at exercise and the price paid by the employee to exercise the purchase rights

Stock Option Plans

Under the 1988 Award and Option Plan (the “1988 Plan”), a plan approved by stockholders, the Company may grant options or shares of common stock to its employees subject to certain annual and individual limits. The terms of the grants are fixed at the grant date. At December 31, 2010, there were 22,612,549 shares available for grant under this plan.

Under the 1994 Non-Employee Directors’ Stock Plan, the Company was previously allowed to grant up to 300,000 options to non-employee directors; however, no additional grants will be made under this plan. At December 31, 2010, there were 34,650 options outstanding under this plan.

Under the 1998 Non-Employee Directors’ Stock Plan, the Company was previously allowed to grant up to 600,000 options to non-employee directors; however, no additional grants will be made under this plan. At December 31, 2010, there were 85,000 options outstanding under this plan.

The exercise price of each stock option equals the market price of the Company’s stock on the date of grant. Options vest from one to three years, and have a maximum term of 10 years.

The following table provides stock option activity for 2010:

Stock Options	2010
Shares in thousands	Shares	Exercise Price (1)
Outstanding at beginning of year	60,244	$34.22
Granted	8,488	$27.79
Exercised	(3,103)	$21.39
Forfeited/Expired	(4,806)	$35.80
Outstanding at end of year	60,823	$33.85
Remaining contractual life in years		5.41
Aggregate intrinsic value in millions	$336	-
Exercisable at end of year	42,188	$38.93
Remaining contractual life in years		4.18
Aggregate intrinsic value in millions	$103	-
(1)	Weighted-average per share

Additional Information about Stock Options In millions, except per share amounts	2010	2009	2008
Weighted-average fair value per share of options granted	$9.17	$2.60	$8.88
Total compensation expense for stock option plans	$72	$46	$79
Related tax benefit	$27	$17	$29
Total amount of cash received from the exercise of options	$66	-	$40
Total intrinsic value of options exercised (1)	$30	-	$12
Related tax benefit	$11	-	$4
(1)	Difference between the market price at exercise and the price paid by the employee to exercise the options

Total unrecognized compensation cost related to unvested stock option awards of $23 million at December 31, 2010 is expected to be recognized over a weighted-average period of 0.87 years.

Deferred and Restricted Stock

Under the 1988 Plan, the Company grants deferred stock to certain employees. The grants vest after a designated period of time, generally two to five years. The following table shows changes in nonvested deferred stock:

Deferred Stock	2010
Shares in thousands	Shares	Grant Date Fair Value (1)
Nonvested at beginning of year	12,213	$27.91
Granted	4,630	$27.89
Vested	(1,305)	$52.28
Canceled	(287)	$24.48
Nonvested at end of year	15,251	$25.89
(1)	Weighted-average per share

Additional Information about Deferred Stock In millions, except per share amounts	2010	2009	2008
Weighted-average fair value per share of deferred stock granted	$27.89	$11.70	$38.38
Total fair value of deferred stock vested and delivered (1)	$38	$20	$11
Related tax benefit	$14	$7	$4
Total compensation expense for deferred stock awards	$123	$80	$95
Related tax benefit	$46	$30	$35
(1)	Includes the fair value of shares vested in prior years and delivered in the reporting year.

Total unrecognized compensation cost related to deferred stock awards of $82 million at December 31, 2010 is expected to be recognized over a weighted-average period of 0.88 years. At December 31, 2010, approximately 178,288 deferred shares with a grant date weighted-average fair value per share of $29.88 had previously vested, but were not issued. These shares are scheduled to be issued to employees within one to four years or upon retirement.

Also under the 1988 Plan, the Company has granted performance deferred stock awards that vest when the Company attains specified performance targets over a predetermined period, generally one to three years. Compensation expense related to performance deferred stock awards is recognized over the lesser of the service or performance period. Changes in the fair value of liability instruments are recognized as compensation expense each quarter. The following table shows the performance deferred stock awards granted:

Performance Deferred Stock Awards		Target Shares Granted (1)	Grant Date Fair Value (2)
Shares in millions	Performance Period
2010	January 1, 2010 – December 31, 2012	0.9	$27.79
2009	October 1, 2009 – September 30, 2011	1.1	$26.39
2009	January 1, 2009 – December 31, 2011	1.2	$ 9.53
2008	January 1, 2008 – December 31, 2010	1.1	$38.62
(1)	At the end of the performance period, the actual number of shares issued can range from zero to 250 percent of the target shares granted.
(2)	Weighted-average per share

The following table shows changes in nonvested performance deferred stock:

Performance Deferred Stock	2010
Shares in thousands	Shares	Grant Date Fair Value (1)
Nonvested at beginning of year	3,356	$24.54
Granted	875	$27.79
Vested	(1,045)	$38.38
Canceled	(54)	$26.02
Nonvested at end of year	3,132	$20.72
(1)	Weighted-average per share

Additional Information about Performance Deferred Stock
In millions	2010	2009	2008
Total fair value of performance deferred stock vested and delivered (1)	$28	$1	$166
Related tax benefit	$10	-	$62
Total compensation expense for performance deferred stock awards (2)	$143	$(7)	$17
Related tax benefit	$53	$(2)	$6
(1)	Includes the fair value of shares vested in prior years and delivered in the reporting year.
(2)	Compensation expense in 2010 includes $25 million related to the modification of equity instruments to liability instruments for certain executive employees.

During 2010, the Company settled 0.3 million shares of performance deferred stock for $8 million in cash. During the second quarter of 2008, the Company settled 0.9 million shares of performance deferred stock for $35 million in cash. Total unrecognized compensation cost related to performance deferred stock awards of $32 million at December 31, 2010 is expected to be recognized over a weighted-average period of 0.51 years. At December 31, 2010, approximately 0.9 million performance deferred shares with a grant date weighted-average fair value of $38.38 per share were vested, but not issued. These shares are scheduled to be issued in April 2011.

In addition, the Company is authorized to grant up to 300,000 deferred shares of common stock to executive officers of the Company under the 1994 Executive Performance Plan.

Under the 2003 Non-Employee Directors’ Stock Incentive Plan, a plan approved by stockholders, the Company may grant up to 1.5 million shares (including options, restricted stock and deferred stock) to non-employee directors over the 10-year duration of the program, subject to an annual aggregate award limit of 25,000 shares for each individual director. In 2010, 38,940 shares of restricted stock with a weighted-average fair value of $30.00 per share were issued under this plan. The restricted stock issued under this plan cannot be sold, assigned, pledged or otherwise transferred by the non-employee director, until the director is no longer a member of the Board.

NOTE U – LIMITED PARTNERSHIP

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

NOTE V – PREFERRED SECURITIES OF SUBSIDIARIES

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

In September 2001, Hobbes Capital S.A. (“Hobbes”), a former consolidated foreign subsidiary of the Company, issued $500 million of preferred securities in the form of equity certificates. The certificates provided a floating rate of return (which could be reinvested) based on LIBOR. During the third quarter of 2008, the other partner of Hobbes redeemed its $674 million ownership in Hobbes. The minority ownership was redeemed in a non-cash transaction in exchange for a three-year note payable with a floating rate based on LIBOR, which was repaid in September 2009. Prior to redemption, the preferred return was included in “Net income attributable to noncontrolling interests” in the consolidated statements of income.

NOTE W – REDEEMABLE PREFERRED STOCKS

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

In May 2009, the Company entered into a purchase agreement with the Haas Trusts and Paulson, whereby the Haas Trusts and Paulson agreed to sell to the Company their shares of the preferred series B in consideration for shares of the Company’s common stock and/or notes, at the discretion of the Company. Pursuant to the purchase agreement, the Company issued 83.3 million shares of its common stock to the Haas Trusts and Paulson in consideration for the purchase of 1.2 million shares of preferred series B held by the Haas Trusts and Paulson. In a separate transaction as part of a $6 billion offering of senior notes, the Company issued $1.35 billion aggregate principal amount of 8.55 percent notes due 2019 to the Haas Trusts and Paulson in consideration for the purchase of the remaining 1.3 million shares of preferred series B at par plus accrued dividends. Upon the consummation of these transactions, all shares of preferred series B were retired. For additional information concerning the common stock and debt issuances, see Notes P and X.

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

The preferred series C shares would automatically convert to common stock on the date immediately following the ten full trading days commencing on the date on which there was an effective shelf registration statement relating to the common stock underlying the preferred series C, if such registration statement was effective prior to June 8, 2009. On May 26, 2009, the Company entered into an underwriting agreement and filed the corresponding shelf registration statement to effect the conversion of preferred series C into the Company’s common stock in accordance with the terms of the preferred series C. Under the terms of the preferred series C, the shares of preferred series C would convert into shares of the Company’s common stock at a conversion price per share of common stock based upon 95 percent of the average of the common stock volume-weighted average price for the ten trading days preceding the conversion. After ten full trading days and upon the automatic conversion of the preferred series C, the Company issued 31.0 million shares of the Company’s common stock to the Haas Trusts on June 9, 2009, and all shares of preferred series C were retired (see Note X).

NOTE X – STOCKHOLDERS’ EQUITY

Cumulative Convertible Perpetual Preferred Stock, Series A

Equity securities in the form of Cumulative Convertible Perpetual Preferred Stock, Series A (“preferred series A”) were issued on April 1, 2009 to Berkshire Hathaway Inc. in the amount of $3 billion (3 million shares) and the Kuwait Investment Authority in the amount of $1 billion (1 million shares). The Company will pay cumulative dividends on preferred series A at a rate of 8.5 percent per annum in either cash, shares of common stock, or any combination thereof, at the option of the Company. Dividends may be deferred indefinitely, at the Company’s option. If deferred, common stock dividends must also be deferred. Any past due and unpaid dividends will accrue additional dividends at a rate of 10 percent per annum, compounded quarterly. If dividends are deferred for any six quarters, the preferred series A shareholders may elect two directors to the Company’s Board of Directors until all past due dividends are paid. Ongoing dividends related to preferred series A are $85 million per quarter; no dividends had been deferred at December 31, 2010.

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

Common Stock

On May 6, 2009, the Company launched a public offering of 150.0 million shares of its common stock at a price of $15.00 per share. Included in the 150.0 million shares offered to the public were 83.3 million shares issued to the Haas Trusts and Paulson in consideration for shares of preferred series B held by the Haas Trusts and Paulson (see Note W). Gross proceeds were $2,250 million, of which the Company’s net proceeds (after underwriting discounts and commissions) were $966 million for the sale of the Company’s 66.7 million shares.

On May 26, 2009, the Company entered into an underwriting agreement and filed the corresponding shelf registration statement to effect the conversion of the preferred series C into shares of the Company’s common stock (see Note W). On June 9, 2009, following the end of the sale period and determination of the share conversion amount, the Company issued 31.0 million shares to the Haas Trusts.

The Company issues common stock shares for purchases under the Employees’ Stock Purchase Plan (“ESPP”) out of treasury stock or as new common stock shares. The number of new common stock shares issued to employees under the Company’s ESPP was 10.0 million in 2010. No new common shares were issued to ESPP participants in 2009 or 2008, as all share issuances were satisfied from treasury stock.

Retained Earnings

There are no significant restrictions limiting the Company’s ability to pay dividends.

Undistributed earnings of nonconsolidated affiliates included in retained earnings were $2,264 million at December 31, 2010 and $1,826 million at December 31, 2009.

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

In connection with the acquisition of Rohm and Haas (see Note D), $552 million in cash was paid to the Rohm and Haas Company Employee Stock Ownership Plan (the “Rohm and Haas ESOP”) for 7.0 million shares of Rohm and Haas common stock held by the Rohm and Haas ESOP on April 1, 2009. On the date of the acquisition, the Rohm and Haas ESOP was merged into the Plan, and the Company assumed the $78 million balance of debt at 9.8 percent interest with final maturity in 2020 that was used to finance share purchases by the Rohm and Haas ESOP in 1990. The outstanding balance of the debt was $64 million at December 31, 2010.

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

Compensation expense for ESOP shares allocated to plan participants was $81 million for the year ended December 31, 2010 ($48 million for the year ended December 31, 2009); no shares were allocated to plan participants in 2008. At December 31, 2010, 14.4 million shares out of a total 46.0 million shares held by the ESOP had been allocated to participants’ accounts; 0.9 million shares were released but unallocated; and 30.7 million shares, at a fair value of $1,050 million, were considered unearned.

Treasury Stock

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

The total number of treasury shares purchased by the Company, including shares received from employees and non-employee directors to pay taxes owed to the Company as a result of the exercise of stock options or the delivery of deferred stock, was 0.5 million in 2010, 0.5 million in 2009 and 23.0 million in 2008.

The Company issues shares for options exercised as well as for the release of deferred and restricted stock out of treasury stock or as new common stock shares. The number of treasury shares issued to employees and non-employee directors under the Company’s option and purchase programs was 7.5 million in 2010, 8.7 million in 2009 and 7.0 million in 2008.

Reserved Treasury Stock at December 31
Shares in millions	2010	2009	2008
Stock option and deferred stock plans	5.1	12.2	57.0

On May 11, 2009, the Company sold 36.7 million shares from treasury stock to the ESOP.

NOTE Y – INCOME TAXES

Operating loss carryforwards amounted to $4,572 million at December 31, 2010 and $4,550 million at December 31, 2009. At December 31, 2010, $405 million of the operating loss carryforwards were subject to expiration in 2011 through 2015. The remaining operating loss carryforwards expire in years beyond 2015 or have an indefinite carryforward period. Tax credit carryforwards at December 31, 2010 amounted to $479 million ($656 million at December 31, 2009), net of uncertain tax positions, of which $12 million is subject to expiration in 2011 through 2015. The remaining tax credit carryforwards expire in years beyond 2015.

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $9,798 million at December 31, 2010, $8,707 million at December 31, 2009 and $8,043 million at December 31, 2008. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

The Company had valuation allowances that primarily related to the realization of recorded tax benefits on tax loss carryforwards from operations in the United States, Brazil and Asia Pacific of $682 million at December 31, 2010; valuation allowances of $721 million at December 31, 2009 primarily related to the realization of recorded tax benefits on tax loss carryforwards from operations in the United States, Brazil, Asia Pacific and Denmark.

The tax rate for 2010 was positively impacted by a high level of equity earnings as a percentage of total earnings, the release of a tax valuation allowance, a tax law change, and improved financial results in jurisdictions with tax rates that are lower than the U.S. statutory rate. These factors resulted in an effective tax rate of 17.2 percent for 2010.

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

Domestic and Foreign Components of Income from Continuing Operations Before Income Taxes
In millions	2010	2009	2008
Domestic	$(821)	$(290)	$(1,290)
Foreign	3,623	759	2,567
Total	$2,802	$469	$1,277

Reconciliation to U.S. Statutory Rate
In millions	2010	2009	2008
Taxes at U.S. statutory rate	$981	$164	$447
Equity earnings effect	(272)	(266)	(309)
Foreign income taxed at rates other than 35% (1)	(262)	(121)	261
U.S. tax effect of foreign earnings and dividends	118	210	164
Goodwill impairment losses	-	3	75
Change in valuation allowances	(34)	9	60
Unrecognized tax benefits	(52)	21	31
Federal tax accrual adjustments	(13)	(119)	29
Other – net	15	2	(107)
Total tax provision (credit)	$481	$(97)	$651
Effective tax rate	17.2%	(20.7)%	51.0%
(1)	Includes the tax provision for statutory taxable income in foreign jurisdictions for which there is no corresponding amount in “Income from Continuing Operations Before Income Taxes.”

Provision (Credit) for Income Taxes
	2010			2009			2008
In millions	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$(576)	$445	$(131)	$ 65	$(538)	$(473)	$ 3	$(541)	$(538)
State and local	(36)	(21)	(57)	27	(15)	12	6	(17)	(11)
Foreign	765	(96)	669	463	(99)	364	918	282	1,200
Total	$ 153	$328	$ 481	$555	$(652)	$ (97)	$927	$(276)	$ 651

The provision for income taxes attributable to discontinued operations (domestic) was $65 million for 2009 and $16 million for 2008 (see Note E). The Company did not report discontinued operations in 2010.

Deferred Tax Balances at December 31	2010		2009
In millions	Deferred Tax Assets (1)	Deferred Tax Liabilities	Deferred Tax Assets (1)	Deferred Tax Liabilities (2)
Property	$629	$3,084	$20	$2,698
Tax loss and credit carryforwards	1,957	-	2,414	-
Postretirement benefit obligations	3,282	1,099	3,097	1,039
Other accruals and reserves	2,101	545	1,963	227
Intangibles	182	1,615	40	1,909
Inventory	149	277	185	182
Long-term debt	3	393	8	65
Investments	174	136	103	21
Other – net	986	342	460	180
Subtotal	$9,463	$7,491	$8,290	$6,321
Valuation allowances	(682)	-	(721)	-
Total	$8,781	$7,491	$7,569	$6,321
(1)	Included in current deferred tax assets are prepaid tax assets totaling $100 million in 2010 and $151 million in 2009.
(2)	The Company assumed $2,875 million of deferred tax liabilities with the April 1, 2009 acquisition of Rohm and Haas; see Note D.

Uncertain Tax Positions

At December 31, 2010, the total amount of unrecognized tax benefits was $319 million ($650 million at December 31, 2009), of which $297 million would impact the effective tax rate, if recognized ($610 million at December 31, 2009). The reduction in 2010 was primarily due to settlements of uncertain tax positions with tax authorities.

Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision (Credit) for income taxes,” and totaled $6 million in 2010, $10 million in 2009 and $3 million in 2008. The Company’s accrual for interest and penalties was $58 million at December 31, 2010 and $68 million at December 31, 2009.

Total Gross Unrecognized Tax Benefits
In millions	2010	2009	2008
Balance at January 1	$650	$736	$892
Increases related to positions taken on items from prior years	8	57	41
Decreases related to positions taken on items from prior years	(33)	(25)	(191)
Increases related to positions taken in the current year	24	71	34
Settlement of uncertain tax positions with tax authorities	(300)	(172)	(29)
Decreases due to expiration of statutes of limitations	(30)	(17)	(11)
Balance at December 31	$319	$650	$736

The Company is currently under examination in a number of tax jurisdictions. It is reasonably possible that these examinations may be resolved within twelve months. As a result, it is reasonably possible that the total gross unrecognized tax benefits of the Company at December 31, 2010 may be reduced by approximately $30 million to $60 million. The impact on the Company’s results of operations is not expected to be material.

Tax years that remain subject to examination for the Company’s major tax jurisdictions are shown below:

Tax Years Subject to Examination by Major Tax Jurisdiction at December 31
	Earliest Open Year
Jurisdiction	2010	2009
Argentina	2004	2003
Brazil	2005	2004
Canada	2006	2002
France	2008	2007
Germany	2002	2002
Italy	2005	2004
The Netherlands	2009	2008
Spain	2004	2004
Switzerland	2008	2008
United Kingdom	2008	2007
United States:
Federal income tax	2004	2004
State and local income tax	1996	1989

The reserve for non-income tax contingencies related to issues in the United States and foreign locations was $156 million at December 31, 2010 and $189 million at December 31, 2009. This is management’s best estimate of the potential liability for non-income tax contingencies. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems. It is the opinion of the Company’s management that the possibility is remote that costs in excess of those accrued will have a material adverse impact on the Company’s consolidated financial statements.

NOTE Z – OPERATING SEGMENTS AND GEOGRAPHIC AREAS

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

Dow conducts its worldwide operations through global businesses, which are reported in eight operating segments. The Company’s operating segments are Electronic and Specialty Materials, Coatings and Infrastructure, Health and Agricultural Sciences, Performance Systems, Performance Products, Plastics, Chemicals and Energy, and Hydrocarbons. Corporate contains the reconciliation between the totals for the reportable segments and the Company’s totals and includes research and other expenses related to new business development activities, and other corporate items not allocated to the reportable operating segments.

In the fourth quarter of 2010, the Company made the following changes to its operating segments to reflect changes in the Company’s organization.

•	Segment name changed from Basic Plastics to Plastics
•	Segment name changed from Basic Chemicals to Chemicals and Energy
•	Segment name changed from Hydrocarbons and Energy to Hydrocarbons
•	Energy moved from Hydrocarbons to Chemicals and Energy
•	Construction-related cellulosics moved from Electronic and Specialty Materials to Coatings and Infrastructure
•	Transportation adhesives moved from Coatings and Infrastructure to Performance Systems
•	Certain new business development initiatives moved from Performance Products to Coatings and Infrastructure

The reporting changes are reflected for all periods presented.

The Company uses EBITDA (which Dow defines as earnings before interest, income taxes, depreciation and amortization) as its measure of profit/loss for segment reporting purposes. EBITDA by operating segment includes all operating items relating to the businesses, except depreciation and amortization; items that principally apply to the Company as a whole are assigned to Corporate. See table toward the end of this footnote for depreciation and amortization by segment, as well as a reconciliation of EBITDA to “Income from Continuing Operations Before Income Taxes.”

The Corporate Profile included below describes the operating segments, and the types of products and services from which their revenues are derived.

Corporate Profile

Dow combines the power of science and technology with the “Human Element” to passionately innovate what is essential to human progress. The Company connects chemistry and innovation with the principles of sustainability to help address many of the world’s most challenging problems such as the need for clean water, renewable energy generation and conservation, and increasing agricultural productivity. Dow’s diversified industry-leading portfolio of specialty chemical, advanced materials, agrosciences and plastics businesses deliver a broad range of technology-based products and solutions to customers in approximately 160 countries and in high growth sectors such as electronics, water, energy, coatings and agriculture. In 2010, Dow had annual sales of $53.7 billion and employed approximately 50,000 people worldwide. The Company’s more than 5,000 products are manufactured at 188 sites in 35 countries across the globe. The following descriptions of the Company’s eight operating segments include a representative listing of products for each business.

ELECTRONIC AND SPECIALTY MATERIALS

Applications: chemical mechanical planarization (CMP) pads and slurries • chemical processing aids and intermediates • electronic displays • food and pharmaceutical processing and ingredients • home and personal care ingredients • hygiene and infection control • photolithography materials • printed circuit board materials • process and materials preservation • semiconductor packaging, connectors and industrial finishing • water purification

Dow Electronic Materials is a leading global supplier of materials for chemical mechanical planarization; materials used in the production of electronic displays, including brightness films, diffusers, metalorganic light emitting diode (LED) precursors and organic light emitting diode (OLED) materials; products and technologies that drive leading edge semiconductor design; materials used in the fabrication of printed circuit boards; and integrated metallization processes critical for interconnection, corrosion resistance, metal finishing and decorative applications. These enabling materials are found in applications such as consumer electronics, flat panel displays and telecommunications.

•

Products: ACuPLANE™ CMP slurries; AR™ antireflective coatings; AUROLECTROLESS™ immersion gold process; COPPER GLEAM™ acid copper plating products; CYCLOTENE™ advanced electronics resins; DURAPOSIT™ electroless nickel process; ENLIGHT™ products for photovoltaic manufacturers; EPIC™ immersion photoresists; INTERVIA™ photodielectrics for advanced packaging; LITHOJET™ digital imaging processes; OPTOGRADE™ metalorganic precursors; VISIONPAD™ CMP pads

Specialty Materials is a portfolio of businesses characterized by a vast global footprint, a broad array of unique chemistries, multi-functional ingredients and technology capabilities, combined with key positions in the pharmaceuticals, food, home and personal care, water and energy production, and industrial specialty industries. These technology capabilities and market platforms enable the businesses to develop innovative solutions that address modern societal needs for sufficient and clean water, air and energy, material preservation and improved health care, disease prevention, nutrition and wellness. The businesses’ global footprint and geographic reach provide multiple opportunities for value growth. Specialty Materials consists of five global businesses: Dow Water and Process Solutions, Dow Home and Personal Care, Dow Microbial Control, Dow Wolff Cellulosics and Performance Materials.

•

Products and Services: Acrolein derivatives; ACUDYNE™ hair fixative resins; ACULYN™ rheology modifiers; ACUMER™ scale inhibitors and dispersants; ACUSOL™ detergent polymers, dispersants, opacifiers and rheology modifiers; AMBERCHROM™ chromatography resins; AMBERJET™, AMBERLITE™, AMBERLYST™ and DOWEX™ ion exchange resins; ANGUS™ nitroalkanes and derivatives; AQUCAR™ water treatment microbiocides; ASC METATIN™ dimethyltin catalyst;

AUTOMATE™ liquid dyes; BIOBAN™ biocide for material preservation; CELLOSIZE™ hydroxyethyl cellulose; CLEAR+STABLE™ carboxymethyl cellulose; Divinylbenzene; DOW™ electrodeionization; DOW™ ultrafiltration; DUOLITE™ pharmaceutical grade resins; DURAGREEN™ and DURAPLUS™ floor care polymers; ECOSMOOTH™ silk conditioning polymers; ECOSURF™ biodegradable surfactants; ETHOCEL™ ethylcellulose polymers; FILMTEC™ reverse osmosis membrane elements; GLUTEX™ sanitizers and cleaners; KATHON™ preservatives; KLARIX™ algicides; METHOCEL™ cellulose ethers; NEOLONE™ preservatives for personal care; OPULYN™ opacifiers; POLYOX™ water-soluble resins; PRIMENE™ amines; Quaternaries; SATISFIT™ Weight Care Technology; SILVADUR™ antimicrobial; Sodium borohydride products; SOFTCAT™ polymers; SOLTERRA™ Boost inorganic SPF booster; SOLTEX™ waterproofing polymer; SUNSPHERES™ SPF boosters; UCARE™ polymers; UCARHIDE™ opacifier; UCON™ fluids; VENPURE™ reducing agents; VERSENE™ chelating agents; Vinylbenzyl chloride; VINYZENE™ antimicrobials for plastics; WALOCEL™ cellulose polymers; WALSRODER™ nitrocellulose; ZinClear™ IM zinc oxide dispersions

The Electronic and Specialty Materials segment also includes the Company’s share of the results of Dow Corning Corporation, a joint venture of the Company.

COATINGS AND INFRASTRUCTURE

Applications: building and construction, insulation and weatherization, roofing membrane systems, adhesives and sealants • cellulosic-based construction additives • construction materials (vinyl siding, vinyl windows, vinyl fencing) • flexible and rigid packaging • general mortars and concrete, cement modifiers and plasters, tile adhesives and grouts • house and traffic paints • leather, textile, graphic arts and paper • metal coatings • pipeline coatings • processing aids for plastic production • tapes and labels • transportation and corrosion protection

Dow Adhesives and Functional Polymers is a portfolio of businesses that primarily manufacture sticking and bonding solutions for a wide range of applications, including adhesive tapes and paper labels, flexible packaging and leather, textile and imaging. These products are supported with market recognized best-in-class technical support and end-use application knowledge. Many of the businesses’ water-borne technologies are well-positioned to support more environmentally preferred applications.

•

Products: ADCOTE™ and AQUA-LAM™ laminating adhesives; MOR-FREE™ solventless adhesives; ROBOND™ acrylic adhesives; SERFENE™ barrier coatings; Solvent-based polyurethanes and polyesters; TYMOR™ tie resins

Dow Building and Construction is comprised of three global businesses – Dow Building Solutions, Dow Construction Chemicals and Dow Solar Solutions – which offer extensive lines of industry-leading insulation, housewrap, sealant and adhesive products and systems, as well as construction chemical solutions and building-integrated photovoltaics. Through its strong sales support, customer service and technical expertise, Dow Building Solutions provides meaningful solutions for improving the energy efficiency in homes and buildings today, while also addressing the industry’s emerging needs and demands. Dow Construction Chemicals provides solutions for increased durability, greater water resistance and lower systems costs. As a leader in insulation solutions, the businesses’ products help curb escalating utility bills, reduce a building’s carbon footprint and provide a more comfortable indoor environment. Dow Solar Solutions is focused on developing the next generation of solar energy products to solve global energy challenges.

•

Products: AQUASET™ acrylic thermosetting resins; CELLOSIZE™ hydroxyethyl cellulose; DOW™ latex powders; FROTH-PAK™ polyurethane spray foam; GREAT STUFF™ polyurethane foam sealant; INSTA-STIK™ roof insulation adhesive; METHOCEL™ cellulose ethers; POWERHOUSE™ solar shingle; RHOPLEX™ aqueous acrylic polymer emulsions; STYROFOAM™ brand insulation products (including extruded polystyrene and polyisocyanurate rigid foam sheathing products); THERMAX™ insulation; TILE BOND™ roof tile adhesive; WEATHERMATE™ weather barrier solutions (housewraps, sill pans, flashings and tapes)

Dow Coating Materials is the largest coatings supplier in the world and a premier supplier of raw materials for architectural paints and industrial coatings. The business manufactures and delivers solutions that leverage high quality, technologically advanced product offerings for paint and coatings. The business also offers technologies used in industrial coatings, including packaging, pipelines, wood, automotive, marine, maintenance and protective industries. The business is also the leader in the conversion of solvent to water-based technologies, which enable customers to offer more environmentally friendly products, including low volatile organic compound (VOC) paints and other sustainable coatings.

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

•

Products: AGROMEN™ seeds; BRODBECK™ seed; CLINCHER™ herbicide; DAIRYLAND™ seed; DELEGATE™ insecticide; DITHANE™ fungicide; Dow AgroSciences™ SmartStax™; FORTRESS™ fungicide; GARLON™ herbicide; GLYPHOMAX™ herbicide; GRANITE™ herbicide; HERCULEX™ I, HERCULEX™ RW and HERCULEX™ XTRA insect protection; KEYSTONE™ herbicides; LAREDO™ fungicide; LONTREL™ herbicide; LORSBAN™ insecticides; MILESTONE™ herbicide; MUSTANG™ herbicide; MYCOGEN™ seeds; NEXERA™ canola and sunflower seeds; PHYTOGEN™ cottonseeds; PROFUME™ gas fumigant; RENZE™ seed; SENTRICON™ termite colony elimination system; SIMPLICITY™ herbicide; STARANE™ herbicide; TELONE™ soil fumigant; TORDON™ herbicide; TRACER™ NATURALYTE™ insect control; TRIUMPH™ seed; VIKANE™ structural fumigant; WIDESTRIKE™ insect protection

The Health and Agricultural Sciences segment also includes the results of the AgroFresh business, providing a portfolio of products used for maintaining the freshness of fruits, vegetables and flowers.

PERFORMANCE SYSTEMS

Applications: automotive interiors, exteriors, under-the-hood and body engineered systems • bedding • caps and closures • food and specialty packaging • footwear • furniture • gaskets and sealing components • manufactured housing and modular construction • medical equipment • mining • pipe treatment • pressure sensitive adhesives • transportation • vinyl exteriors • waterproofing membranes • wire and cable insulation and jacketing materials for power utility and telecommunications

Dow Automotive Systems is a leading global provider of technology-driven solutions that meet consumer demand for vehicles that are safer, stronger, quieter, lighter, more comfortable and stylish. The business provides plastics, adhesives, glass bonding systems, emissions control technology, films, fluids, structural enhancement and acoustical management solutions to original equipment manufacturers, tier, aftermarket and commercial transportation customers. With offices and application development centers around the world, Dow Automotive Systems provides materials science expertise and comprehensive technical capabilities to its customers worldwide.

•

Products: AERIFY™ diesel particulate filters; BETAFOAM™ NVH acoustical foams; BETAMATE™ structural adhesives; BETASEAL™ glass bonding systems; DOW™ polyethylene resins; IMPAXX™ energy management foam; INSPIRE™ performance polymers; INTEGRAL™ adhesive films; ISONATE™ pure and modified methylene diphenyl diisocyanate (MDI) products; PELLETHANE™ thermoplastic polyurethane elastomers; Premium brake fluids and lubricants; SPECFLEX™ semi-flexible polyurethane foam systems

Dow Elastomers offers a unique set of elastomers, specialty films and plastic additive products for customers worldwide. The business is focused on delivering innovative solutions that allow for differentiated participation in multiple industries and applications. The business offers a broad range of performance elastomers and plastomers, specialty copolymers, synthetic rubber, specialty resins, and films and plastic additives. Key applications include adhesives, transportation, building and construction, packaging and consumer durables.

•

Products: ADVASTAB™ thermal stabilizer; AFFINITY™ polyolefin plastomers (POPs); AMPLIFY™ functional polymers; DOW™ Adhesive Film; DOW™ Backing Layer Film; DOW™ Medical Device Film; DOW™ Medical Packaging Film; DOW™ very low density polyethylene; ENGAGE™ polyolefin elastomers; ENLIGHT™ polyolefin encapsulant films; INFUSE™ olefin block copolymers; INTEGRAL™ adhesive films; NORDEL™ hydrocarbon rubber; NYLOPAK™ nylon barrier films; OPTICITE™ films; PARALOID™ EXL impact modifier; PRIMACOR™ copolymers; PROCITE™ window envelope films; SARAN™ barrier resins; SARANEX™ barrier films; TRENCHCOAT™ protective films; TRYCITE™ polystyrene film; TYBRITE™ clear packaging film; TYRIN™ chlorinated polyethylene; VERSIFY™ plastomers and elastomers

Dow Formulated Systems manufactures and markets custom formulated, rigid and semi-rigid, flexible, integral skin and microcellular polyurethane foams and systems and tailor-made epoxy solutions and systems. These products are used in a broad range of applications including appliances, athletic equipment, automotive, bedding, construction, decorative molding, furniture, shoe soles and wind turbines.

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

•

Products: Licensing and supply of related catalysts, process control software and services for the Mass ABS process technology; STYRON A-TECH™ and C-TECH™ advanced technology polystyrene resins and a full line of STYRON™ general purpose polystyrene resins; STYRON™ high-impact polystyrene resins

On March 2, 2010, Dow announced the entry into a definitive agreement to sell Styron to an affiliate of Bain Capital Partners; the transaction closed on June 17, 2010. Businesses sold included Styrenics (polystyrene, acrylonitrile butadiene styrene, styrene acrylonitrile and expandable polystyrene), Polycarbonate and Compounds and Blends, as well as the Company’s 50-percent ownership interest in Americas Styrenics LLC, a nonconsolidated affiliate; all of which were reported in the Plastics segment through the date of the divestiture (see Note E).

The Plastics segment also includes the results of the Plastics Licensing and Catalyst business and the Polycarbonate and Compounds and Blends business (through the June 17, 2010 divestiture of Styron). It also includes the results of Equipolymers, Americas Styrenics LLC (through the June 17, 2010 divestiture of Styron) and Univation Technologies, LLC (which licenses the UNIPOL™ polyethylene process and sells related catalysts, including metallocene catalysts), as well as a portion of the results of EQUATE Petrochemical Company K.S.C., The Kuwait Olefins Company K.S.C. and the SCG-Dow Group, all joint ventures of the Company.

CHEMICALS AND ENERGY

Applications: agricultural products • alumina • automotive antifreeze and coolant systems • carpet and textiles • chemical processing • dry cleaning • household cleaners and plastic products • inks • metal cleaning • packaging, food and beverage containers • paints, coatings and adhesives • personal care products • petroleum refining • pharmaceuticals • plastic pipe • power • protective packaging • pulp and paper manufacturing • soaps and detergents • water treatment

The Chlor-Alkali/Chlor-Vinyl business focuses on the production of chlorine for consumption by downstream Dow derivatives, as well as production, marketing and supply of ethylene dichloride, vinyl chloride monomer and caustic soda. These products are used for applications such as alumina production, pulp and paper manufacturing, soaps and detergents and building and construction. Dow is the world’s largest producer of both chlorine and caustic soda.

•	Products: Caustic soda; Chlorine; Ethylene dichloride (EDC); Hydrochloric acid; Vinyl chloride monomer (VCM)

The Energy business supplies power, steam and other utilities, principally for use in Dow’s global operations.

•	Products: Power, steam and other utilities

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

The Chemicals and Energy segment also includes the results of the Chlorinated Organics business. Also included in the Chemicals and Energy segment are the results of MEGlobal and a portion of the results of EQUATE Petrochemical Company K.S.C., The Kuwait Olefins Company K.S.C. and the OPTIMAL Group of Companies (through the September 30, 2009 divestiture of this group of joint ventures), all joint ventures of the Company.

HYDROCARBONS

Applications: polymer and chemical production

The Hydrocarbons business encompasses the procurement of natural gas liquids and crude oil-based raw materials, as well as the supply of monomers, principally for use in Dow’s global operations. The business regularly sells its by-products and buys and sells products in order to balance regional production capabilities and derivative requirements. The business also sells products to certain Dow joint ventures. Dow is the world leader in the production of olefins and aromatics.

•	Products: Benzene; Butadiene; Butylene; Cumene; Ethylene; Propylene; Styrene

The Hydrocarbons segment also includes the results of Compañía Mega S.A. and a portion of the results of The Kuwait Olefins Company K.S.C. and the SCG-Dow Group, joint ventures of the Company.

On March 2, 2010, Dow announced the entry into a definitive agreement to sell Styron to an affiliate of Bain Capital Partners; the transaction closed on June 17, 2010. Businesses and products sold included certain styrene monomer assets, which were reported in the Hydrocarbons segment through the date of the divestiture (see Note E).

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

Transfers of products between operating segments are generally valued at cost. However, transfers of products to Health and Agricultural Sciences from other segments are generally valued at market-based prices; the revenues generated by these transfers are provided in the following table:

Operating Segment Information
In millions	Electronic and Specialty Materials	Coatings and Infra- structure	Health and Ag Sciences	Perf Systems	Perf Products	Plastics	Chemicals and Energy	Hydro- carbons	Corp	Total
2010
Sales to external customers	$5,040	$5,365	$4,869	$6,676	$10,903	$11,551	$3,485	$5,442	$343	$53,674
Intersegment revenues	-	5	-	-	85	2	53	-	(145)	-
Equity in earnings of nonconsolidated affiliates	449	2	2	8	5	255	344	63	(16)	1,112
Restructuring charges (1)	8	5	-	-	15	-	-	-	(2)	26
Acquisition and integration related expenses (2)	-	-	-	-	-	-	-	-	143	143
Asbestos-related credit (3)	-	-	-	-	-	-	-	-	(54)	(54)
EBITDA (4)	1,612	743	640	855	1,311	2,910	574	(1)	(1,444)	7,200
Total assets	14,553	10,425	5,528	5,689	8,939	7,484	3,314	3,071	10,585	69,588
Investment in nonconsolidated affiliates	1,250	5	42	151	337	801	509	270	88	3,453
Depreciation and amortization	540	517	147	325	510	557	243	-	123	2,962
Capital expenditures	295	158	245	122	574	123	356	257	-	2,130
2009
Sales to external customers	$3,744	$4,551	$4,522	$5,782	$8,938	$9,925	$2,816	$3,892	$705	$44,875
Intersegment revenues	-	-	-	7	49	-	47	-	(103)	-
Equity in earnings of nonconsolidated affiliates	290	3	2	4	31	112	163	33	(8)	630
Goodwill impairment loss (5)	-	-	-	-	7	-	-	-	-	7
Restructuring charges (1)	68	171	(15)	-	73	1	75	65	251	689
IPR&D (6)	-	-	-	-	-	-	-	-	7	7
Acquisition and integration related expenses (2)	-	-	-	-	-	-	-	-	166	166
EBITDA (4)	996	414	573	668	1,151	1,665	103	391	(1,133)	4,828
Total assets	13,837	9,936	5,477	5,774	8,346	7,503	3,140	3,380	8,625	66,018
Investment in nonconsolidated affiliates	1,042	28	38	111	409	883	360	331	22	3,224
Depreciation and amortization	422	444	137	317	562	542	275	-	128	2,827
Capital expenditures	146	136	166	139	518	56	312	166	44	1,683
2008
Sales to external customers	$2,151	$3,234	$4,535	$7,531	$12,114	$14,240	$4,893	$8,340	$323	$57,361
Intersegment revenues	-	-	-	-	97	-	65	-	(162)	-
Equity in earnings of nonconsolidated affiliates	370	1	4	(2)	52	115	214	41	(8)	787
Goodwill impairment losses (5)	-	-	-	209	-	30	-	-	-	239
Restructuring charges (1)	10	16	3	70	39	148	103	18	432	839
IPR&D (6)	-	-	44	-	-	-	-	-	-	44
Acquisition and integration related expenses (2)	-	-	-	-	-	-	-	-	49	49
Asbestos-related credit (3)	-	-	-	-	-	-	-	-	(54)	(54)
EBITDA (4)	758	212	872	235	1,049	1,746	278	(70)	(1,005)	4,075
Total assets	3,371	2,628	4,676	5,100	7,334	7,215	3,381	2,871	8,898	45,474
Investment in nonconsolidated affiliates	889	4	41	111	299	843	479	520	18	3,204
Depreciation and amortization	152	162	111	281	477	648	302	-	103	2,236
Capital expenditures	254	164	191	323	506	187	367	279	5	2,276
(1)	See Note C for information regarding restructuring charges.
(2)	See Note D for information regarding acquisition and integration related expenses.
(3)	See Note N for information regarding asbestos-related credits.
(4)	A reconciliation of EBITDA to “Income from Continuing Operations Before Income Taxes” is provided below.
(5)	See Note I for information regarding the goodwill impairment losses.
(6)	See Note D for information regarding purchased in-process research and development.

Reconciliation of EBITDA to “Income from Continuing Operations Before Income Taxes” In millions	2010	2009	2008
EBITDA	$7,200	$4,828	$4,075
- Depreciation and amortization	2,962	2,827	2,236
+ Interest income	37	39	86
- Interest expense and amortization of debt discount	1,473	1,571	648
Income from Continuing Operations Before Income Taxes	$2,802	$469	$1,277

The Company operates 188 manufacturing sites in 35 countries. The United States is home to 55 of these sites, representing 48 percent of the Company’s long-lived assets. Sales are attributed to geographic areas based on customer location; long-lived assets are attributed to geographic areas based on asset location.

Geographic Area Information
In millions	United States	Europe, Middle East and Africa (1)	Rest of World	Total
2010
Sales to external customers	$17,497	$18,464	$17,713	$53,674
Long-lived assets (2)	$8,393	$4,501	$4,774	$17,668
2009
Sales to external customers	$14,145	$16,010	$14,720	$44,875
Long-lived assets (2)	$9,212	$4,021	$4,908	$18,141
2008
Sales to external customers	$18,306	$22,910	$16,145	$57,361
Long-lived assets (2)	$7,631	$3,302	$3,361	$14,294
(1)	Sales to customers in the Middle East and Africa, previously reported in Rest of World, are now aligned with Europe,
Middle East and Africa; prior period sales have been adjusted to reflect this realignment.
(2)	Long-lived assets in Germany represented 9 percent of the total at December 31, 2010, 11 percent of the total at December 31, 2009 and 14 percent of the total at December 31, 2008.

The Dow Chemical Company and Subsidiaries

Selected Quarterly Financial Data

In millions, except per share amounts (Unaudited)
2010	1st	2nd	3rd	4th	Year
Net sales	$13,417	$13,618	$12,868	$13,771	$53,674
Cost of sales	11,541	11,580	10,841	11,818	45,780
Gross margin	1,876	2,038	2,027	1,953	7,894
Restructuring charges	16	13	-	(3)	26
Acquisition and integration related expenses	26	37	35	45	143
Asbestos-related credit	-	-	-	54	54
Net income available for common stockholders	466	566	512	426	1,970
Earnings per common share - basic	0.42	0.50	0.45	0.38	1.75
Earnings per common share - diluted (1)	0.41	0.50	0.45	0.37	1.72
Common stock dividends declared per share of common stock	0.15	0.15	0.15	0.15	0.60
Market price range of common stock: (2)
High	31.66	32.05	28.50	34.50	34.50
Low	25.57	23.40	22.42	27.38	22.42

2009	1st	2nd	3rd	4th	Year
Net sales	$9,041	$11,322	$12,046	$12,466	$44,875
Cost of sales	8,138	9,764	10,386	10,860	39,148
Gross margin	903	1,558	1,660	1,606	5,727
Goodwill impairment losses	-	-	-	7	7
Restructuring charges	19	662	-	8	689
Purchased in-process research and development charges	-	-	-	7	7
Acquisition and integration related expenses	48	52	21	45	166
Net income (loss) available for common stockholders	24	(486)	711	87	336
Earnings (Loss) per common share - basic (3)	0.03	(0.47)	0.64	0.08	0.32
Earnings (Loss) per common share - diluted (3)	0.03	(0.47)	0.63	0.08	0.32
Common stock dividends declared per share of common stock	0.15	0.15	0.15	0.15	0.60
Market price range of common stock: (2)
High	16.68	18.99	27.24	29.50	29.50
Low	5.89	8.14	14.22	23.14	5.89

See Notes to the Consolidated Financial Statements.

(1)	Due to an increase in the share count during 2010, the sum of the four quarters does not equal the earnings per share amount calculated for the year.
(2)	Composite price as reported by the New York Stock Exchange.
(3)	Due to an increase in the share count during 2009 and a loss in the 2nd quarter, the sum of the four quarters does not equal the earnings per share amount calculated for the year.

The Dow Chemical Company and Subsidiaries

PART II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

The Dow Chemical Company and Subsidiaries

PART II

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

Management assessed the effectiveness of the Company’s internal control over financial reporting and concluded that, as of December 31, 2010, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

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

/s/ ANDREW N. LIVERIS	/s/ WILLIAM H. WEIDEMAN
Andrew N. Liveris	William H. Weideman
President, Chief Executive Officer and	Executive Vice President and Chief Financial Officer
Chairman of the Board

/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Vice President and Controller
February 18, 2011

The Dow Chemical Company and Subsidiaries

PART II

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

The Dow Chemical Company:

We have audited the internal control over financial reporting of The Dow Chemical Company and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15 (a) 2 as of and for the year ended December 31, 2010 of the Company and our report dated February 18, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/S/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP Midland, Michigan
February 18, 2011

The Dow Chemical Company and Subsidiaries

PART II

ITEM 9B. OTHER INFORMATION.

None.

The Dow Chemical Company and Subsidiaries

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information relating to Directors, certain executive officers and certain corporate governance matters (including identification of Audit Committee members and financial expert(s)) is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 12, 2011, and is incorporated herein by reference. See also the information regarding executive officers of the registrant set forth in Part I, Item 1. Business under the caption “Executive Officers of the Registrant” in reliance on General Instruction G to Form 10-K.

On July 10, 2003, the Board of Directors of the Company adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer, and is incorporated herein by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION.

Information relating to executive compensation and the Company’s equity compensation plans is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 12, 2011, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information with respect to beneficial ownership of Dow common stock by each Director and all Directors and executive officers of the Company as a group is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be on held May 12, 2011, and is incorporated herein by reference.

Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of Dow common stock is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be on held May 12, 2011, and is incorporated herein by reference.

Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 12, 2011, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Reportable relationships and related transactions, if any, as well as information relating to director independence are contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 12, 2011, and are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information with respect to fees and services related to the Company’s independent auditors, Deloitte & Touche LLP, and the disclosure of the Audit Committee’s pre-approval policies and procedures are contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 12, 2011, and are incorporated herein by reference.

The Dow Chemical Company and Subsidiaries

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	The Company’s 2010 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules – The following Financial Statement Schedule should be read in conjunction with the Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm included in Part II, Item 8. Financial Statements and Supplementary Data:

Schedule II	Valuation and Qualifying Accounts

Schedules other than the one listed above are omitted due to the absence of conditions under which they are required or because the information called for is included in the Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

(3)	Exhibits – See the Exhibit Index on pages 167-173 for exhibits filed with this Annual Report on Form 10-K or incorporated by reference. The following exhibits, listed on the Exhibit Index, are filed with this Annual Report on Form 10-K:

Exhibit No.	Description of Exhibit
12.1	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of The Dow Chemical Company.
23(a)	Consent of Independent Registered Public Accounting Firm.
23(b)	Analysis, Research & Planning Corporation’s Consent.
23(c)	Consent of Independent Registered Public Accounting Firm.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
(1)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

A copy of any exhibit can be obtained via the Internet through the Company’s Investor Relations webpage on www.dow.com, or the Company will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the Vice President and Controller of the Company at the address of the Company’s principal executive offices.

(c)	The consolidated financial statements of Dow Corning Corporation and Subsidiaries for the period ended December 31, 2010 are presented pursuant to Rule 3-09 of Regulation S-X.

Schedule II

The Dow Chemical Company and Subsidiaries

Valuation and Qualifying Accounts

For the Years Ended December 31

In millions

COLUMN A	COLUMN B	COLUMN C	COLUMN D		COLUMN E
Description	Balance at Beginning of Year	Additions to Reserves	Deductions from Reserves		Balance at End of Year
2010
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$160	29	61	(1)	$128
Other investments and noncurrent receivables	$552	73	107		$518
2009
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$124	59	23	(1)	$160
Other investments and noncurrent receivables	$442	162	52		$552
2008
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$118	39	33	(1)	$124
Other investments and noncurrent receivables	$473	20	51		$442

	2010	2009	2008
(1) Deductions represent:
Notes and accounts receivable written off	$29	$21	$23
Credits to profit and loss	1	1	6
Sale of trade accounts receivable (see Note O to the Consolidated Financial Statements)	27	—	—
Miscellaneous other	4	1	4
	$61	$23	$33

The Dow Chemical Company and Subsidiaries

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE DOW CHEMICAL COMPAY

By	/S/ R. C. EDMONDS
R. C. Edmonds, Vice President and Controller
Date	February 10, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/S/ A. A. ALLEMANG	By	/S/ A. N. LIVERIS
Date	A. A. Allemang, Director February 10, 2011		A. N. Liveris, Director, President, Chief Executive Officer and Chairman of the Board
		Date	February 10, 2011

By	/S/ J. K. BARTON	By	/S/ P. POLMAN
	J. K. Barton, Director		P. Polman, Director
Date	February 10, 2011	Date	February 10, 2011

By	/S/ J. A. BELL	By	/S/ D. H. REILLEY
	J. A. Bell, Director		D. H. Reilley, Director
Date	February 10, 2011	Date	February 10, 2011

By	/S/ R. C. EDMONDS	By	/S/ J. M. RINGLER
	R. C. Edmonds, Vice President and Controller		J. M. Ringler, Director
Date	February 10, 2011	Date	February 10, 2011

By	/S/ J. M. FETTIG	By	/S/ R. G. SHAW
	J. M. Fettig, Director		R. G. Shaw, Director
Date	February 10, 2011	Date	February 10, 2011

By	/S/ B. H. FRANKLIN	By	/S/ P. G. STERN
	B. H. Franklin, Director		P. G. Stern, Presiding Director
Date	February 10, 2011	Date	February 10, 2011

By	/S/ J. B. HESS	By	/S/ W. H. WEIDEMAN
Date	J. B. Hess, Director February 10, 2011		W. H. Weideman, Executive Vice President and Chief Financial Officer
		Date	February 10, 2011

The Dow Chemical Company and Subsidiaries

Exhibit Index

EXHIBIT NO.	DESCRIPTION

2(a)	Agreement and Plan of Merger dated as of August 3, 1999 among Union Carbide Corporation, The Dow Chemical Company and Transition Sub Inc., incorporated by reference to Annex A to the proxy statement/prospectus included in The Dow Chemical Company’s Registration Statement on Form S-4, File No. 333-88443, filed October 5, 1999.

2(b)	Agreement and Plan of Merger, dated as of July 10, 2008, among The Dow Chemical Company, Ramses Acquisition Corp. and Rohm and Haas Company, incorporated by reference to Exhibit 2.1 to The Dow Chemical Company Current Report on Form 8-K filed on July 10, 2008.

2(c)	Joint Venture Formation Agreement, dated November 28, 2008, between The Dow Chemical Company and Petroleum Industries Company (K.S.C.), incorporated by reference to Exhibit 2.1 to The Dow Chemical Company Current Report on Form 8-K filed on February 19, 2009.

2(d)	Stock Purchase Agreement, dated as of April 1, 2009, between Rohm and Haas Company and K+S Aktiengesellschaft, incorporated by reference to Exhibit 2.1 to The Dow Chemical Company Current Report on Form 8-K filed on April 7, 2009.

2(d)(i)	Amendment No. 1, dated as of October 1, 2009, to the Stock Purchase Agreement, dated as of April 1, 2009, between Rohm and Haas Company and K+S Aktiengesellschaft, incorporated by reference to Exhibit 2(d)(i) to The Dow Chemical Company Quarterly Report for the quarter ended September 30, 2009.

3(i)	The Restated Certificate of Incorporation of The Dow Chemical Company as filed with the Secretary of State, State of Delaware on May 17, 2010, incorporated by reference to Exhibit 3(i) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

3(i)(a)	Certificate of Designations for the Cumulative Convertible Perpetual Preferred Stock, Series A, as originally filed with the Secretary of State, State of Delaware on March 31, 2009, incorporated by reference to Exhibit 3.1 to The Dow Chemical Company Current Report on Form 8-K filed on April 1, 2009; and as re-filed with the Secretary of State, State of Delaware on May 17, 2010.

3(ii)	The Bylaws of The Dow Chemical Company, as amended and re-adopted in full on February 10, 2010, effective February 10, 2010, incorporated by reference to Exhibit 99.1 to The Dow Chemical Company Current Report on Form 8-K filed on February 12, 2010.

4	Indenture, dated as of April 1, 1992, between The Dow Chemical Company and the First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.1 to The Dow Chemical Company’s Registration Statement on Form S-3, File No. 333-88617 (the “S-3 Registration Statement”)), as amended by the Supplemental Indenture, dated as of January 1, 1994, between The Dow Chemical Company and The First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.2 to the S-3 Registration Statement), as amended by the Second Supplemental Indenture, dated as of October 1, 1999, between The Dow Chemical Company and Bank One Trust Company, N.A. (formerly The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit 4.3 to the S-3 Registration Statement), as amended by the Third Supplemental Indenture, dated as of May 15, 2001, between The Dow Chemical Company and Bank One Trust Company, N.A. (formerly The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit 4.4 to The Dow Chemical Company’s Registration Statement on Form S-4, File No. 333-67368); and all other such indentures that define the rights of holders of long-term debt of The Dow Chemical Company and its consolidated subsidiaries as shall be requested to be furnished to the Securities and Exchange Commission pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K.

4(a)	Indenture, dated May 1, 2008, between The Dow Chemical Company and The Bank of New York Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to The Dow Chemical Company’s Registration Statement on Form S-3, File No. 333-140859.

10(a)	The Dow Chemical Company Executives’ Supplemental Retirement Plan, as amended, restated and effective as of April 14, 2010, incorporated by reference to Exhibit 10.1 to The Dow Chemical Company Current Report on Form 8-K filed on May 3, 2010.

10(a)(i)	An Amendment to The Dow Chemical Company Executives’ Supplemental Retirement Plan, effective as of April 14, 2010, incorporated by reference to Exhibit 10.4 to The Dow Chemical Company Current Report on Form 8-K filed on May 3, 2010.

10(b)	The Dow Chemical Company 1979 Award and Option Plan, as amended and restated on May 13, 1983, incorporated by reference to Exhibit 10(b) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10(b)(i)	A resolution adopted by the Board of Directors of The Dow Chemical Company on April 12, 1984 amending The Dow Chemical Company 1979 Award and Option Plan, incorporated by reference to Exhibit 10(b)(i) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10(b)(ii)	A resolution adopted by the Board of Directors of The Dow Chemical Company on April 18, 1985 amending The Dow Chemical Company 1979 Award and Option Plan, incorporated by reference to Exhibit 10(b)(ii) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10(b)(iii)	A resolution adopted by the Executive Committee of the Board of Directors of The Dow Chemical Company on October 30, 1987 amending The Dow Chemical Company 1979 Award and Option Plan, incorporated by reference to Exhibit 10(b)(iii) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10(c)	The Dow Chemical Company Voluntary Deferred Compensation Plan for Outside Directors (for deferrals made through December 31, 2004), as amended effective as of July 1, 1994, incorporated by reference to Exhibit 10(f) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1994, as amended in the manner described in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company held on May 14, 1998, incorporated by reference.

10(d)	Rohm and Haas Company Non-Qualified Retirement Plan, as amended and restated effective as of January 1, 2009, incorporated by reference to Exhibit 10.1 to The Dow Chemical Company Current Report on Form 8-K filed on February 17, 2011.

10(e)	The Dow Chemical Company Dividend Unit Plan, incorporated by reference to Exhibit 10(e) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10(f)	The Dow Chemical Company 1988 Award and Option Plan, as amended and restated on December 10, 2008, effective as of January 1, 2009, incorporated by reference to Exhibit 10(f) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2008.

10(g)	Intentionally left blank.

10(h)	The Dow Chemical Company 1994 Executive Performance Plan, as amended and restated on December 10, 2008, effective as of January 1, 2009, incorporated by reference to Exhibit 10(h) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2008.

10(i)	The Dow Chemical Company 1994 Non-Employee Directors’ Stock Plan, incorporated by reference to Exhibit 10(i) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10(j)	Intentionally left blank.

10(k)	A written description of the 1998 Non-Employee Directors’ Stock Incentive Plan, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company held on May 14, 1998.

10(l)	A written description of compensation for Directors of The Dow Chemical Company, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 12, 2011.

10(m)	A written description of the manner in which compensation is set for the Executive Officers of The Dow Chemical Company, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 12, 2011.

10(n)	A resolution adopted by the Board of Directors of The Dow Chemical Company on May 5, 1971, and most recently amended on July 9, 1998, describing the employee compensation program for decelerating Directors, incorporated by reference to Exhibit 10(p) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 1998; as amended, re-adopted in full and restated on March 21, 2003, incorporated by reference to Exhibit 10(n) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2003; as amended, re-adopted in full and restated on February 10, 2005, incorporated by reference to Exhibit 10(n) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10(o)	The template used for The Dow Chemical Company Key Employee Insurance Program (“KEIP”), which provides benefits using insurance policies that replace benefits otherwise payable under The Dow Chemical Company Executives’ Supplemental Retirement Plan and Company-Paid Life Insurance Plan, incorporated by reference to Exhibit 10(o) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2002. KEIP is a component of the annual pension benefits listed in and incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 12, 2011.

10(p)	The Dow Chemical Company Elective Deferral Plan (for deferrals made through December 31, 2004), as amended, restated and effective as of April 14, 2010, incorporated by reference to Exhibit 10.2 to The Dow Chemical Company Current Report on Form 8-K filed on May 3, 2010.

10(p)(i)	An Amendment to The Dow Chemical Company Elective Deferral Plan (for deferrals made through December 31, 2004), effective as of April 14, 2010, incorporated by reference to Exhibit 10.5 to The Dow Chemical Company Current Report on Form 8-K filed on May 3, 2010.

10(q)	The Rohm and Haas Company Non-Qualified Savings Plan (for deferrals made through December 31, 2004), amended and restated effective as of January 1, 2010, incorporated by reference to Exhibit 10.2 to The Dow Chemical Company Current Report on Form 8-K filed on February 18, 2010.

10(r)	The Rohm and Haas Company Non-Qualified Savings Plan (for deferrals made after January 1, 2005), amended and restated effective as of January 1, 2010, incorporated by reference to Exhibit 10.3 to The Dow Chemical Company Current Report on Form 8-K filed on February 18, 2010.

10(s)	The Summary Plan Description for The Dow Chemical Company Company-Paid Life Insurance Plan, Employee-Paid Life Insurance Plan, and Dependent Life Insurance Plan, amended and restated on December 23, 2010, effective as of January 1, 2011, incorporated by reference to Exhibit 10.2 to The Dow Chemical Company Current Report on Form 8-K filed on February 17, 2011.

10(t)	The Summary Plan Description for The Dow Chemical Company Retiree Company-Paid Life Insurance Plan, Retiree Optional Life Insurance Plan, and Retiree Dependent Life Insurance Plan, amended and restated on December 23, 2010, effective as of January 1, 2011, incorporated by reference to Exhibit 10.3 to The Dow Chemical Company Current Report on Form 8-K filed on February 17, 2011.

10(u)	Amended and Restated 2003 Non-Employee Directors’ Stock Incentive Plan, adopted by the Board of Directors of The Dow Chemical Company on December 10, 2007, incorporated by reference to Exhibit 10(u) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2007.

10(v)	Non-Qualified Stock Option Agreement Pursuant to The Dow Chemical Company 1994 Non-Employee Directors’ Stock Plan, incorporated by reference to Exhibit 10.1 to The Dow Chemical Company Current Report on Form 8-K filed on September 3, 2004.

10(w)	Non-Qualified Stock Option Agreement Pursuant to The Dow Chemical Company 2003 Non-Employee Directors’ Stock Incentive Plan, incorporated by reference to Exhibit 10(w) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10(x)	The Performance Shares Deferred Stock Agreement Pursuant to The Dow Chemical Company 1988 Award and Option Plan, as amended, restated and effective as of January 1, 2009, incorporated by reference to Exhibit 10(x) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2008.

10(y)	The Deferred Stock Agreement Pursuant to The Dow Chemical Company 1988 Award and Option Plan, as amended, restated and effective as of January 1, 2009, incorporated by reference to Exhibit 10(y) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2008.

10(z)	The Non-Qualified Stock Option Agreement Pursuant to The Dow Chemical Company 1988 Award and Option Plan, as amended, restated and effective as of January 1, 2009, incorporated by reference to Exhibit 10(z) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2008.

10(aa)	Settlement Agreement and General Release between Richard L. Manetta and The Dow Chemical Company dated December 10, 2004, incorporated by reference to Exhibit 10.1 to The Dow Chemical Company Current Report on Form 8-K filed on December 16, 2004.

10(bb)	Deferred Compensation Agreement between Richard L. Manetta and The Dow Chemical Company dated December 10, 2004, incorporated by reference to Exhibit 10.2 to The Dow Chemical Company Current Report on Form 8-K filed on December 16, 2004.

10(cc)	The Dow Chemical Company Voluntary Deferred Compensation Plan for Non-Employee Directors, effective for deferrals after January 1, 2005, as amended and restated on December 10, 2008, effective as of January 1, 2009, incorporated by reference to Exhibit 10(cc) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2008.

10(dd)	The Dow Chemical Company Elective Deferral Plan, effective for deferrals after January 1, 2005, as amended, restated and effective as of April 14, 2010, incorporated by reference to Exhibit 10.3 to The Dow Chemical Company Current Report on Form 8-K filed on May 3, 2010.

10(dd)(i)	An Amendment to The Dow Chemical Company Elective Deferral Plan, effective for deferrals after January 1, 2005, effective as of April 14, 2010, incorporated by reference to Exhibit 10.6 to The Dow Chemical Company Current Report on Form 8-K filed on May 3, 2010.

10(ee)	The template for communication to employee Directors who are decelerating pursuant to The Dow Chemical Company Retirement Policy for Employee Directors, incorporated by reference to Exhibit 10(ee) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10(ff)	Purchase and Sale Agreement dated as of September 30, 2005 between Catalysts, Adsorbents and Process Systems, Inc. and Honeywell Specialty Materials LLC, incorporated by reference to Exhibit 10(ff) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10(gg)	Employment agreement with Geoffery Merszei, Executive Vice President and Chief Financial Officer, incorporated by reference to Exhibit 10(gg) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2005.

10(hh)	Employment agreement dated June 18, 2005, between William F. Banholzer and The Dow Chemical Company, incorporated by reference to the Current Report on Form 8-K filed on March 16, 2006.

10(ii)	Employment agreement dated February 14, 2006, between Heinz Haller and The Dow Chemical Company, incorporated by reference to Exhibit 10(ii) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2008.

10(jj)	Change in Control Executive Severance Agreement - Tier 1, incorporated by reference to Exhibit 10(jj) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2007.

10(kk)	Change in Control Executive Severance Agreement - Tier 2, incorporated by reference to Exhibit 10(kk) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2007.

10(ll)	Voting Agreement dated as of July 10, 2008, by and among Rohm and Haas Company, The Dow Chemical Company and each of the persons and entities listed on Schedule I thereto, incorporated by reference to Exhibit 10.1 to The Dow Chemical Company Current Report on Form 8-K filed on July 10, 2008.

10(mm)	Term Loan Agreement, dated as of September 8, 2008, among The Dow Chemical Company, as borrower, the lenders party thereto and Citibank, N.A, as administrative agent for the lenders, incorporated by reference to Exhibit 99.1 to The Dow Chemical Company Current Report on Form 8-K filed on September 9, 2008.

10(mm)(i)	First Amendment to the Term Loan Agreement, dated as of March 4, 2009, among The Dow Chemical Company, the lenders party to the Term Loan Agreement dated as of September 8, 2008, Citibank, N.A., as administrative agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as co-syndication agents, incorporated by reference to Exhibit 10.1 to The Dow Chemical Company Current Report on Form 8-K filed on March 6, 2009.

10(nn)	Investment Agreement, dated as of October 27, 2008, between The Dow Chemical Company and Berkshire Hathaway Inc., incorporated by reference to Exhibit 10.1 to The Dow Chemical Company Current Report on Form 8-K filed on October 27, 2008.

10(oo)	Investment Agreement, dated as of October 27, 2008, between The Dow Chemical Company and The Kuwait Investment Authority, incorporated by reference to Exhibit 10.2 to The Dow Chemical Company Current Report on Form 8-K filed on October 27, 2008.

10(pp)	Securities Issuance Letter, dated March 4, 2009, among The Dow Chemical Company, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., incorporated by reference to Exhibit 10.2 to The Dow Chemical Company Current Report on Form 8-K filed on March 6, 2009.

10(qq)	Commitment to Close, dated March 9, 2009, among The Dow Chemical Company, Ramses Acquisition Corp. and Rohm and Haas Company, incorporated by reference to Exhibit 10.1 to The Dow Chemical Company Current Report on Form 8-K filed on March 12, 2009.

10(rr)	Investment Agreement, dated March 9, 2009, among The Dow Chemical Company, Paulson & Co. Inc. and the Haas Family Trusts, incorporated by reference to Exhibit 10.2 to The Dow Chemical Company Current Report on Form 8-K filed on March 12, 2009.

10(ss)	Letter Agreement, dated March 9, 2009, among The Dow Chemical Company, Ramses Acquisition Corp. and the Haas Family Trusts, incorporated by reference to Exhibit 10.3 to The Dow Chemical Company Current Report on Form 8-K filed on March 12, 2009.

10(tt)	Letter Agreement, dated March 9, 2009, among The Dow Chemical Company, Ramses Acquisition Corp. and Paulson & Co. Inc., incorporated by reference to Exhibit 10.4 to The Dow Chemical Company Current Report on Form 8-K filed on March 12, 2009.

10(uu)	Purchase Agreement, dated May 5, 2009, among The Dow Chemical Company, Paulson & Co. Inc. and the Haas Family Trusts, incorporated by reference to Exhibit 10.1 to The Dow Chemical Company Current Report on Form 8-K filed on May 11, 2009.

10(vv)	Stock Purchase Agreement, dated May 11, 2009, between The Dow Chemical Company and Fidelity Management Trust Services, as trustee of a trust established under The Dow Chemical Company Employees’ Savings Plan, incorporated by reference to Exhibit 1.1 to The Dow Chemical Company Current Report on Form 8-K filed on May 14, 2009.

10(ww)	The Deferred Stock Units Agreement Pursuant to The Dow Chemical Company 1988 Award and Option Plan, as amended, restated and effective as of January 1, 2010, incorporated by reference to Exhibit 10.7 to The Dow Chemical Company Current Report on Form 8-K filed on February 18, 2010.

10(xx)	The Special Deferred Stock Agreement Pursuant to The Dow Chemical Company 1988 Award and Option Plan, as amended, restated and effective as of January 1, 2010, incorporated by reference to Exhibit 10.8 to The Dow Chemical Company Current Report on Form 8-K filed on February 18, 2010.

10(yy)	The Performance Shares Deferred Stock Units Agreement Pursuant to The Dow Chemical Company 1988 Award and Option Plan, as amended, restated and effective as of January 1, 2010, incorporated by reference to Exhibit 10.9 to The Dow Chemical Company Current Report on Form 8-K filed on February 18, 2010.

10(zz)	The Special Performance Shares Deferred Stock Agreement Pursuant to The Dow Chemical Company 1988 Award and Option Plan, as amended, restated and effective as of January 1, 2010, incorporated by reference to Exhibit 10.10 to The Dow Chemical Company Current Report on Form 8-K filed on February 18, 2010.

10(aaa)	The Stock Appreciation Rights Agreement Relating to a Stock Option Granted Under The Dow Chemical Company 1988 Award and Option Plan, as amended, restated and effective as of January 1, 2010, incorporated by reference to Exhibit 10.11 to The Dow Chemical Company Current Report on Form 8-K filed on February 18, 2010.

12.1	Computation of Ratio of Earnings to Fixed Charges.

14	Code of Ethics for Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, incorporated by reference to Exhibit 14 to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2003.

21	Subsidiaries of The Dow Chemical Company.

23(a)	Consent of Independent Registered Public Accounting Firm.

23(b)	Analysis, Research & Planning Corporation’s Consent.

23(c)	Consent of Independent Registered Public Accounting Firm.

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Replacement Capital Covenant, dated April 1, 2009, relating to the Cumulative Perpetual Preferred Stock, Series B, incorporated by reference to Exhibit 99.2 to The Dow Chemical Company Current Report on Form 8-K filed on April 1, 2009.

99.2	Replacement Capital Covenant, dated April 1, 2009, relating to the Cumulative Convertible Perpetual Preferred Stock, Series C, incorporated by reference to Exhibit 99.3 to The Dow Chemical Company Current Report on Form 8-K filed on April 1, 2009.

99.3	Guarantee relating to the 5.60% Notes of Rohm and Haas Company, incorporated by reference to Exhibit 99.4 to The Dow Chemical Company Current Report on Form 8-K filed on April 1, 2009.

99.4	Guarantee relating to the 6.00% Notes of Rohm and Haas Company, incorporated by reference to Exhibit 99.5 to The Dow Chemical Company Current Report on Form 8-K filed on April 1, 2009.

99.5	Guarantee relating to the 9.80% Debentures of Rohm and Haas Company, incorporated by reference to Exhibit 99.6 to The Dow Chemical Company Current Report on Form 8-K filed on April 1, 2009.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

The Dow Chemical Company and Subsidiaries

Trademark Listing

The following trademarks or service marks of The Dow Chemical Company and certain affiliated companies of Dow appear in this report: ACRYSOL, ACUDYNE, ACULYN, ACUMER, ACuPLANE, ACUSOL, ADCOTE, ADVASTAB, AERIFY, AFFINITY, AIRSTONE, AMBERCHROM, AMBERJET, AMBERLITE, AMBERLYST, AMBITROL, AMPLIFY, ANGUS, AQUA-LAM, AQUASET, AQUCAR, AR, ASC METATIN, ASPUN, ATTANE, AUROLECTROLESS, AUTOMATE, AVANSE, BETAFOAM, BETAMATE, BETASEAL, BIOBAN, CARBITOL, CARBOWAX, CARBOWAX SENTRY, CELLOSIZE, CELLOSOLVE, CLEAR+STABLE, CONTINUUM, COPPER GLEAM, CYCLOTENE, D.E.H., D.E.N., D.E.R., DOW, DOWANOL, DOWEX, DOWFAX, DOWFROST, DOWLEX, DOWTHERM, DUOLITE, DURAGREEN, DURAMAX, DURAPLUS, DURAPOSIT, ECHELON, ECOSMOOTH, ECOSOFT, ECOSURF, ELASTENE, ELITE, ENDURANCE, ENFORCER, ENGAGE, ENHANCER, ENLIGHT, EPIC, ETHOCEL, FILMTEC, FORTEGRA, FROTH-PAK, GLUTEX, GREAT STUFF, HYPERKOTE, HYPOL, IMPAXX, INFUSE, INSPIRE, INSTA-STIK, INTEGRAL, INTERVIA, ISONATE, KATHON, KLARIX, LITHOJET, METEOR, METHOCEL, MONOTHANE, MOR-FREE, NEOLONE, NORDEL, NORKOOL, NYLOPAK, OPTICITE, OPTIDOSE, OPTOGRADE, OPULYN, OROTAN, PAPI, PARALOID, POLYOX, POWERHOUSE, PRIMACOR, PRIMAL, PRIMENE, PROCITE, PROGLYDE, REDI-LINK, RENUVA, RHOPLEX, ROBOND, ROMAX, ROPAQUE, SARAN, SARANEX, SATISFIT, SERFENE, SHAC, SI-LINK, SILVADUR, SMARTFRESH, SOLTERRA, SOFTCAT, SOLTEX, SPECFIL, SPECFLEX, SPECTRIM, STYROFOAM, SUNSPHERES, SYNALOX, TAMOL, TERGITOL, THERMAX, TILE BOND, TRAFFIDECK, TRENCHCOAT, TRITON, TRYCITE, TUFLIN, TYBRITE, TYMOR, TYRIN, UCAR, UCARE, UCARHIDE, UCON, UNIGARD, UNIPOL, UNIVAL, VENPURE, VERDISEAL, VERSENE, VERSIFY, VINYZENE, VISIONPAD, VORACOR, VORACTIV, VORALAST, VORAMER, VORANATE, VORANOL, VORASTAR, WALOCEL, WALSRODER, WEATHERMATE, XITRACK

The following trademarks or service marks of Dow AgroSciences LLC and certain affiliated companies of Dow AgroSciences LLC appear in this report: BRODBECK, CLINCHER, DAIRYLAND, DELEGATE, DITHANE, FORTRESS, GARLON, GLYPHOMAX, GRANITE, HERCULEX, KEYSTONE, LAREDO, LONTREL, LORSBAN, MILESTONE, MUSTANG, MYCOGEN, NEXERA, PHYTOGEN, PROFUME, Refuge Advanced, RENZE, SENTRICON, SIMPLICITY, STARANE, TELONE, TORDON, TRACER NATURALYTE, TRIUMPH, VIKANE, WIDESTRIKE

The following trademark of Agromen Sementes Agricolas Ltda appears in this report: AGROMEN

The following registered service mark of American Chemistry Council appears in this report: Responsible Care

The following trademark of Antaria Limited appears in this report: ZinClear

The following trademark of the Financial Accounting Standards Board appears in this report: FASB Accounting Standards     Codification

The following trademark of Lubrizol Advanced Materials, Inc. appears in this report: PELLETHANE

The following trademark of Monsanto Technology LLC appears in this report: SmartStax. SmartStax multi-event technology     developed by Dow AgroSciences and Monsanto

The following trademarks of Styron LLC appear in this report: STYRON, STYRON A-TECH, STYRON C-TECH

DOW CORNING CORPORATION

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

For the period ended December 31, 2010

DOW CORNING CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and

Board of Directors of

Dow Corning Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and equity present fairly, in all material respects, the financial position of Dow Corning Corporation and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
February 7, 2011

DOW CORNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in millions of U.S. dollars, except for per share amounts)

	Year Ended December 31,
	2010	2009	2008
Net Sales	$5,997.3	$5,092.5	$5,450.0
Operating Costs and Expenses
Cost of sales	3,862.7	3,332.1	3,496.7
Marketing and administrative expenses	699.7	580.3	542.5
Restructuring expenses, net	(4.7)	101.6	—

Total operating costs and expenses	4,557.7	4,014.0	4,039.2
Operating Income	1,439.6	1,078.5	1,410.8
Interest income	12.7	17.4	74.2
Other nonoperating expenses, net	(35.6)	(10.8)	(66.4)

Income before Income Taxes	1,416.7	1,085.1	1,418.6
Income tax provision	338.9	331.1	495.9

Net Income	1,077.8	754.0	922.7
Less: Noncontrolling interests’ share in net income	211.8	155.9	184.0

Net Income Attributable to Dow Corning Corporation	$866.0	$598.1	$738.7

Weighted-Average Common Shares Outstanding (basic and diluted)	2.5	2.5	2.5
Net Income per Share (basic and diluted)	$346.40	$239.24	$295.48

Dividends Declared per Common Share	$177.60	$177.60	$164.80

(See Notes to the Consolidated Financial Statements)

DOW CORNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars)

	December 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$2,360.0	$1,716.1
Accounts receivable (net of allowance for doubtful accounts of $8.5 in 2010 and $9.8 in 2009)	784.5	679.8
Notes and other receivables	282.5	204.4
Inventories	923.0	706.3
Deferred income taxes	166.7	205.2
Other current assets	107.9	67.4

Total current assets	4,624.6	3,579.2

Property, Plant and Equipment	10,447.0	9,180.5
Less - Accumulated Depreciation	(4,326.3)	(4,130.7)

Net property, plant and equipment	6,120.7	5,049.8

Other Assets
Marketable securities	544.0	1,072.9
Deferred income taxes	642.7	724.5
Intangible assets (net of accumulated amortization of $52.4 in 2010 and $37.9 in 2009)	98.8	72.2
Goodwill	70.0	75.0
Other noncurrent assets	547.6	249.7

Total other assets	1,903.1	2,194.3

Total Assets	$12,648.4	$10,823.3

(See Notes to the Consolidated Financial Statements)

DOW CORNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars)

	December 31, 2010	December 31, 2009
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings and current maturities of long-term debt	$842.1	$682.8
Trade accounts payable	668.4	527.1
Accrued payrolls and employee benefits	209.0	184.2
Accrued taxes	91.2	85.5
Accrued interest	82.5	78.1
Current deferred revenue	266.0	209.1
Other current liabilities	128.6	159.2

Total current liabilities	2,287.8	1,926.0

Other Liabilities
Long-term debt	866.8	742.0
Implant reserve	1,566.8	1,580.3
Employee benefits	1,129.2	1,084.3
Deferred revenue	3,130.7	2,324.3
Other noncurrent liabilities	169.3	119.9

Total other liabilities	6,862.8	5,850.8

Equity
Stockholders’ equity
Common stock ($5.00 par value - 2,500,000 shares authorized, issued and outstanding)	12.5	12.5
Retained earnings	3,336.4	2,914.4
Accumulated other comprehensive loss
Cumulative translation adjustment	217.4	204.8
Pension and other postretirement benefit adjustments	(659.9)	(617.6)
Other equity adjustments	(33.5)	(25.4)

Total accumulated other comprehensive loss	(476.0)	(438.2)

Dow Corning Corporation’s stockholders’ equity	2,872.9	2,488.7
Noncontrolling interest in consolidated subsidiaries	624.9	557.8

Total equity	3,497.8	3,046.5

Total Liabilities and Equity	$12,648.4	$10,823.3

(See Notes to the Consolidated Financial Statements)

DOW CORNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions of U.S. dollars)

	Year Ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities
Net income	$1,077.8	$754.0	$922.7
Depreciation and amortization	301.3	198.9	223.5
Changes in deferred revenue, net	863.3	876.7	763.0
Tax-related bond deposits	(145.0)	—	—
Changes in deferred taxes, net	151.9	82.7	90.8
Changes in restructuring accrual	(20.9)	20.9	—
Other, net	(38.6)	(46.1)	59.0
Changes in operating assets and liabilities
Changes in accounts and notes receivable	(170.1)	(73.5)	25.2
Changes in accounts payable	85.8	61.7	(83.2)
Changes in inventory	(214.1)	232.8	(214.1)
Changes in other operating assets and liabilities	(5.7)	(1.5)	(102.3)
Cash flows related to reorganization, net	(7.9)	(5.5)	(8.4)

Cash provided by operating activities	1,877.8	2,101.1	1,676.2

Cash Flows from Investing Activities
Capital expenditures	(1,340.3)	(1,465.1)	(1,370.2)
Acquisition of business interests	(40.3)	(158.6)	—
Proceeds from sales, maturities, and redemptions of securities	498.5	135.4	1,226.7
Purchases of securities	(0.5)	(1.6)	(938.1)
Other, net	(0.6)	(51.8)	45.3

Cash used in investing activities	(883.2)	(1,541.7)	(1,036.3)

Cash Flows from Financing Activities
Increase in long-term debt	194.6	681.4	20.8
Payments of long-term debt	(3.1)	(26.7)	(1.7)
Change in short-term borrowings	58.3	(213.2)	869.8
Distributions to shareholders of noncontrolling interests	(156.8)	(177.1)	(91.5)
Cash received from noncontrolling shareholders	—	46.5	41.0
Dividends paid to stockholders	(444.0)	(444.0)	(412.0)

Cash (used in)/provided by financing activities	(351.0)	(133.1)	426.4

Effect of Exchange Rate Changes on Cash	0.3	8.1	(10.0)

Changes in Cash and Cash Equivalents
Net increase in cash and cash equivalents	643.9	434.4	1,056.3
Cash and cash equivalents at beginning of period	1,716.1	1,281.7	225.4

Cash and cash equivalents at end of period	$2,360.0	$1,716.1	$1,281.7

(See Notes to the Consolidated Financial Statements)

DOW CORNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in millions of U.S. dollars)

			Dow Corning Corporation Stockholders’ Equity
	Total	Comprehensive Income/(Loss)	Retained Earnings	AOCI[1]	Common Stock	Noncontrolling Interest
Balance at December 31, 2007	$2,743.5		$2,433.3	$(85.6)	$12.5	$383.3
Adoption of Uncertain Tax Positions Guidance	0.3	$0.3	0.3
Net Income	922.7	922.7	738.7			184.0
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	32.2	32.2		14.1		18.1
Unrealized net loss on available for sale securities	(115.8)	(115.8)		(88.0)		(27.8)
Net loss on cash flow hedges	(17.7)	(17.7)		(17.7)		—
Pension and other postretirement benefit adjustments	(363.3)	(363.3)		(365.1)		1.8

Other comprehensive income (loss), net of tax	(464.6)	(464.6)

Comprehensive income	458.4	458.4

Cash received from noncontrolling shareholders	41.0					41.0
Dividends declared on common stock	(503.5)		(412.0)			(91.5)

Balance at December 31, 2008	2,739.4		2,760.3	(542.3)	12.5	508.9

Net Income	754.0	754.0	598.1			155.9
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	9.1	9.1		9.6		(0.5)
Unrealized net gain on available for sale securities	96.0	96.0		71.5		24.5
Net gain on cash flow hedges	11.0	11.0		11.0		—
Pension and other postretirement benefit adjustments	11.6	11.6		12.0		(0.4)

Other comprehensive income (loss), net of tax	127.7	127.7

Comprehensive income	881.7	881.7

Cash received from noncontrolling shareholders	46.5					46.5
Dividends declared on common stock	(621.1)		(444.0)			(177.1)

Balance at December 31, 2009	3,046.5		2,914.4	(438.2)	12.5	557.8

Net Income	1,077.8	1,077.8	866.0			211.8
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	28.5	28.5		12.6		15.9
Unrealized net loss on available for sale securities	(16.7)	(16.7)		(12.3)		(4.4)
Net gain on cash flow hedges	4.2	4.2		4.2		—
Pension and other postretirement benefit adjustments	(41.7)	(41.7)		(42.3)		0.6

Other comprehensive income (loss), net of tax	(25.7)	(25.7)

Comprehensive income	1,052.1	$1,052.1

Dividends declared on common stock	(600.8)		(444.0)			(156.8)

Balance at December 31, 2010	$3,497.8		$3,336.4	$(476.0)	$12.5	$624.9

(See Notes to the Consolidated Financial Statements)

[1]	Accumulated Other Comprehensive Income/(Loss) (“AOCI”)

8

DOW CORNING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOW CORNING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except where noted)

NOTE 1 – BUSINESS AND BASIS OF PRESENTATION

Dow Corning Corporation (“Dow Corning”) was incorporated in 1943 by Corning Glass Works, now Corning Incorporated (“Corning”) and The Dow Chemical Company (“Dow Chemical”) for the purpose of developing and producing polymers and other materials based on silicon chemistry. Dow Corning operates in various countries around the world through numerous wholly owned or majority owned subsidiary corporations (hereinafter, the consolidated operations of Dow Corning and its subsidiaries may be referred to as the “Company”).

Dow Corning built its business based on silicon chemistry. Silicon is one of the most abundant elements in the world. Most of Dow Corning’s products are based on polymers known as silicones, which have a silicon-oxygen-silicon backbone. Through various chemical processes, Dow Corning manufactures silicones that have an extremely wide variety of characteristics, in forms ranging from fluids, gels, greases and elastomeric materials to resins and other rigid materials. Silicones combine the temperature and chemical resistance of glass with the versatility of plastics. Regardless of form or application, silicones generally possess such qualities as electrical resistance, resistance to extreme temperatures, resistance to deterioration from aging, water repellency, lubricating characteristics, relative chemical and physiological inertness and resistance to ultraviolet radiation.

The Company engages primarily in the discovery, development, manufacturing, marketing and distribution of silicon-based materials and offers related services. Since its inception, Dow Corning has been engaged in a continuous program of basic and applied research on silicon-based materials to develop new products and processes, to improve and refine existing products and processes and to develop new applications for existing products. The Company manufactures over 7,000 products and serves approximately 25,000 customers worldwide, with no single customer accounting for more than five percent of the Company’s sales in any of the past three years. Principal United States manufacturing plants are located in Kentucky and Michigan. Principal foreign manufacturing plants are located in Belgium, Brazil, China, France, Germany, Japan, South Korea and the United Kingdom. The Company operates research and development facilities and/or technical service centers in the United States, Belgium, Brazil, China, Germany, Japan, South Korea, Taiwan and the United Kingdom.

The consolidated financial statements include the accounts of the Company and its subsidiaries. Management has evaluated subsequent events through February 7, 2011, the date the financial statements were available to be issued. Certain prior period items have been reclassified to conform to the current presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Dow Corning and all of its wholly owned and majority owned domestic and foreign subsidiaries. The Company’s interests in 20% to 50% owned subsidiaries are carried on the equity basis and are included in “Other noncurrent assets” in the consolidated balance sheets. Intercompany transactions and balances have been eliminated in consolidation. The Company’s policy is to include the accounts of entities in which the Company holds a controlling interest based on exposure to economic risks and potential rewards (variable interests), and for which it is the primary beneficiary, in the Company’s consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reporting period and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Fair Value Measurements

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Level 1 inputs are unadjusted, quoted prices for identical assets or liabilities in active markets. Level 2 inputs are quoted prices, not included in Level 1, that are either directly or indirectly observable, including quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets. Level 3 inputs are unobservable inputs and include the Company’s assumptions that may be used by market participants.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with an original maturity of ninety days or less. The carrying amounts for cash equivalents approximate their fair values. Cash equivalents are measured at fair value using Level 1 inputs.

Accounts Receivable

The Company maintains an allowance for doubtful accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall geographic and industry-specific economic conditions, statutory requirements, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. After all attempts to collect a receivable have failed and local legal requirements are met, the receivable is written off against the allowance.

Inventories

The value of inventories is determined using lower of cost or market as the basis. Produced goods are valued using a first-in, first-out cost flow methodology, while purchased materials and supplies are valued using an average cost flow methodology.

Property and Depreciation

Property, plant and equipment are carried at cost less any impairment and are depreciated over estimated useful lives using the straight-line method. The Company periodically monitors actual experience to determine whether events and circumstances have occurred that may warrant revision of the estimated useful lives of property, plant and equipment. Engineering and other costs directly related to the construction of property, plant and equipment are capitalized as construction in progress until construction is complete and such property, plant and equipment is ready and available to perform its specifically assigned function. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income. If an asset is determined to be impaired, the carrying amount of the asset is reduced to its fair value and the difference is charged to income in the period incurred.

The Company capitalizes the costs of internal-use software as intangibles. Amounts capitalized during the years ended December 31, 2010 and 2009 were $12.1 and $11.0, respectively. As of December 31, 2010 and 2009, unamortized software costs were $11.8 and $10.7, respectively. Amortization expense of $10.9, $10.5 and $10.5 were recognized during the years ended December 31, 2010, 2009 and 2008, respectively, related to such capitalized software costs.

Expenditures for maintenance and repairs are charged against income as incurred. Expenditures that significantly increase asset value, extend useful asset lives or adapt property to a new or different use are capitalized.

The Company capitalizes interest as a component of the cost of capital assets constructed for its own use. The Company includes interest expense incurred on all liabilities, including interest related to commercial creditor obligations, in the amount of interest expense subject to capitalization. See Note 16 for additional details on interest payable to the Company’s commercial creditors.

The Company accounts for asset retirement obligations by recording an asset and related liability for the costs associated with the retirement of long-lived tangible assets when a legal liability to retire the assets exists. These obligations may result from acquisition, construction, or the normal operation of a long-lived asset. The Company records asset retirement obligations at fair value in the period in which they are incurred.

In addition, the Company has identified conditional asset retirement obligations, such as for the removal of asbestos and records such obligations when there are plans in place to undertake major renovations or plans to exit a facility. Due to the nature of the Company’s operations, the Company believes that there is an indeterminate settlement date for the existing conditional asset retirement obligations as the range of time over which the Company may settle the obligation is unknown or cannot be estimated. Therefore, the Company cannot reasonably estimate the fair value of the liability.

Marketable Securities

The Company accounts for investments in debt and equity securities at fair value for trading or available for sale securities. The amortized cost method is used to account for investments in debt securities that the Company has the positive intent and ability to hold to maturity. Investments in debt and equity securities are included in “Marketable securities” and “Other current assets” in the consolidated balance sheets. All such investments are considered to be available for sale. Because the Company does not intend to sell, nor is it likely to be forced to sell its available-for-sale securities, declines in fair value are considered temporary. In addition, the Company regularly evaluates available evidence to determine if it will be able to recover the cost of these securities. If the Company is unable to recover the cost of the securities, an other-than-temporary impairment has occurred and credit losses are charged to income in the period incurred. Temporary declines in the fair value of investments are included in “Accumulated other comprehensive loss.” For the purpose of computing realized gain or loss on the disposition of investments, the specific identification method is used. The Company’s policy is to purchase investment grade securities.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, investments, derivative financial instruments and trade receivables. The Company’s policies limit the amount of credit exposure to any single counterparty for cash and investments. The Company uses major financial institutions with high credit ratings to engage in transactions involving investments and derivative instruments. The Company minimizes credit risk in its receivables from customers through its sale of products to a wide variety of customers and markets in locations throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, and historically such losses have been within expectations.

Intangibles

Intangible assets of the Company include goodwill, patents and licenses and other assets acquired by the Company that are separable and measurable apart from goodwill. Goodwill, representing the excess of cost over the fair value of net assets of businesses acquired, is tested at least annually for impairment. The Company completed its tests for impairment of goodwill during the three month period ended September 30, 2010. Other intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.

Revenue

The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable and collectability is reasonably assured. Revenue is recognized when title and risk of loss transfer to the customer for products and as work is performed for professional services. Amounts billed to a customer in a sale transaction related to shipping costs are classified as revenue. The Company reduces revenue for product returns, allowances and price discounts at the time the sale is recognized. Amounts billed to customers in excess of amounts recognized as revenue are reported as deferred revenue in the consolidated balance sheets.

Shipping Costs

Shipping costs are primarily comprised of payments to third party shippers. The Company records shipping costs incurred as a component of “Cost of sales” in the consolidated statements of income. Shipping costs were $168.9, $138.3 and $151.0 for the years ended December 31, 2010, 2009 and 2008, respectively.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in “Cost of sales” in the consolidated statements of income. These costs are comprised of primarily labor costs, outside services and depreciation. Research and development costs were $251.8, $216.6 and $227.6 for the years ended December 31, 2010, 2009 and 2008, respectively.

Income Taxes

The Company records deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company records a valuation allowance on deferred tax assets when it is more likely than not the expected future tax benefits will not be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. Further, the Company recognizes tax liabilities stemming from uncertain tax positions. As of December 31, 2010 and 2009, the Company had net deferred tax asset balances of $808.2 and $928.6, respectively, after valuation allowances of $55.7 and $85.9, respectively.

Currency Translation

The value of the U.S. dollar fluctuates against foreign currencies. Because the Company conducts business in many countries, these fluctuations affect the Company’s consolidated financial position and results of operations.

Subsidiaries in Europe, Japan and China translate their assets and liabilities, stated in their functional currency, into U.S. dollars at exchange rates in effect at the end of the current period. The resulting gains or losses are reflected in “Cumulative translation adjustment” in the stockholders’ equity section of the consolidated balance sheets. Changes in the functional currency value of monetary assets and liabilities denominated in foreign currencies are recognized in “Other nonoperating income/expenses” in the consolidated statements of income. The revenues and expenses of these non-U.S. subsidiaries are translated into U.S. dollars at the average exchange rates that prevailed during the period. Therefore, the reported U.S. dollar results included in the consolidated statements of income fluctuate from period to period, depending on the value of the U.S. dollar against foreign currencies.

For non-U.S. subsidiaries outside of Europe, Japan and China, where the U.S. dollar is the functional currency, inventories, property, plant and equipment and other non-monetary assets, together with their related elements of expense, are translated at historical rates of exchange. All other assets and liabilities are translated at current exchange rates. All other revenues and expenses are translated at average exchange rates. Translation gains and losses for these subsidiaries are recognized in “Other nonoperating income/expenses” in the consolidated statements of income.

Derivative Financial Instruments

The Company measures derivative financial instruments at fair value and classifies them as “Other current assets,” “Other noncurrent assets,” “Other current liabilities,” or “Other noncurrent liabilities” in the consolidated balance sheets. On the date the derivative instrument is entered into, if the Company is designating the instrument as a hedge, the Company designates the derivative as either (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (2) a hedge of the exposure to variability in cash flows of a forecasted transaction (cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current period earnings. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in “accumulated other comprehensive loss” and reclassified into earnings as the underlying hedged item affects earnings. Changes in the fair value of a derivative or non-derivative that is designated as and meets all the required criteria for a hedge of a net investment are recorded in “accumulated other comprehensive loss”. Changes in the fair value of a derivative that is not designated as a hedge are recorded immediately in earnings. Cash flows from derivatives designated as hedges are classified in the same category of the consolidated statements of cash flows as the items being hedged. Cash flows from derivatives not designated as hedging instruments are classified in the investing activities section of the consolidated statements of cash flows.

Where an instrument is designated as a hedge, the Company formally documents all relationships between the hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting with respect to that derivative prospectively.

Litigation

The Company is subject to legal proceedings and claims arising out of the normal course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue and an analysis of historical claims experience for incurred but not reported matters. The Company expenses legal costs, including those expected to be incurred in connection with a loss contingency, as incurred. The Company has an active risk management program consisting of numerous insurance policies secured from many carriers. These policies provide coverage that is utilized to mitigate the impact, if any, of certain of the legal proceedings. The required reserves may change in the future due to new developments in each matter.

Environmental Matters

The Company determines the costs of environmental remediation for its facilities, facilities formerly owned by the Company and third party waste disposal facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in these evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability and evolving technologies. The Company records a charge to earnings for environmental matters when it is probable that a liability has been incurred and the Company’s costs can be reasonably estimated. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available.

New Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance requiring disclosures about fair value measurements included in a company’s financial statements. The Company adopted the guidance effective January 1, 2010. The adoption did not impact the Company’s financial position and results of operations.

In December 2009, the FASB issued guidance related to the accounting and disclosure requirements for transfers of financial assets. This guidance requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them. The guidance also changed the requirements for derecognizing the transferred assets and eliminates the concept of a qualifying special purpose entity. The Company adopted the new guidance effective January 1, 2010. The adoption did not impact the Company’s financial position and results of operations.

In December 2009, the FASB issued guidance related to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). This guidance requires an enterprise to perform a qualitative analysis on a continual basis to determine whether or not it must consolidate a VIE. Additionally, the guidance requires enhanced disclosures about an enterprise’s involvement with VIEs as well as disclosure of any significant assumptions and judgments used to determine whether or not to consolidate a VIE. The Company adopted the new guidance effective January 1, 2010. The adoption did not impact the Company’s financial position and results of operations.

In October 2009, the FASB issued new guidance related to revenue recognition for multiple-deliverable revenue arrangements expanding the disclosure requirements related to such arrangements. The guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption is not expected to impact the Company’s financial position and results of operations.

NOTE 3 – ADVANCED ENERGY MANUFACTURING TAX CREDITS

On January 8, 2010, the Company was approved to receive Advanced Energy Manufacturing Tax Credits of $169.0. The tax credits were granted as part of the American Reinvestment and Recovery Act of 2009 and are focused on job creation from increased domestic manufacturing capacity supplying clean and renewable energy projects. The credits granted to the Company are related to the Company’s manufacturing expansion projects supporting the solar industry. The Company accounts for investment tax credits under the flow-through method, which results in the recognition of the credit as a reduction of federal income taxes in the year in which the credit arises. During the year ended December 31, 2010 the Company recognized $141.9 of the credits resulting in a reduction of the tax liability, a reduction in the income tax provision of $92.2 and an increase in deferred tax liabilities of $49.7. The income tax benefit of $92.2 included $69.9 as a discrete benefit as it related to qualifying expenditures through December 31, 2009. The impact of these tax credits on net income for the year ended December 31, 2010 was $58.3, net of the noncontrolling interests’ share.

NOTE 4 – RESTRUCTURING

In February 2009, in response to economic challenges, Dow Corning announced it would reduce its workforce through reduction-in-force programs and site closures globally. These actions were part of broader cost-saving measures taken by the Company, including efforts to maximize operational efficiency and tightly control expenses. The Company recorded restructuring expenses of $101.6 during the year ended December 31, 2009. This amount was comprised of approximately $95.6 for employee-related costs associated with ongoing benefit arrangements and one-time termination benefits and $6.0 for lease terminations, asset disposals and demolitions. As of December 31, 2010, the program was complete.

The following tables summarize activities related to restructuring:

Year Ended December 31, 2010
Severance Costs
Accrued liability at January 1, 2010	$20.9
Adjustment to liability	(6.7)
Cash payments	(14.1)
Foreign currency impact	(0.1)

Accrued liability at December 31, 2010	$—

Year Ended December 31, 2009
Severance Costs
Accrued liability at January 1, 2009	$—
Accrual of restructuring expenses	96.6
Adjustment to liability	(4.2)
Cash payments	(74.1)
Foreign currency impact	2.6

Accrued liability at December 31, 2009	$20.9

NOTE 5 – ACQUISITIONS OF BUSINESS INTERESTS

Globe Metais Industria e Comercio S.A. and West Virginia Alloy

On November 5, 2009, the Company paid $174.9 and acquired 100% of the equity of Globe Metais Industria e Comercio S.A. (“Metais”), a silicon metal producer with manufacturing operations in Brazil and a 49% equity interest of Globe Metallurgical Inc.’s silicon manufacturing operation, WVA Manufacturing LLC (“WVA”), a silicon metal producer with manufacturing operations in West Virginia (collectively, the “Transaction”). Direct costs related to the Transaction were approximately $3.6, primarily for legal and advisory services. The Company believes that the Transaction enhances both the security of supply and cost effectiveness of a key raw material.

The acquisition of the controlling interest of Metais was accounted for as a business combination. The results of operations of Metais were included in the Company’s consolidated financial statements from the date of acquisition. The investment in WVA was accounted for by the equity method of accounting for investments and was included in “Other noncurrent assets” in the Company’s consolidated balance sheet as of December 31, 2010 and 2009. The results of operations of Metais and the equity results of WVA were not material to the consolidated statement of income.

The Company’s initial estimates for the Transaction resulted in a fair value of assets and liabilities which exceeded the purchase price by $14.8. This amount was recorded as a bargain purchase gain in “Other nonoperating income/expenses” of the consolidated statement of income for the year ended December 31, 2009. The gain was primarily related to access to a stable and favorably priced supply of electricity under a long-term contract, the relative condition of property, plant and equipment in relation to replacement cost and the benefit of a net operating loss carryforward that the Company expects to be able to utilize based on its strategic plans for this business.

The fair values of assets acquired and liabilities assumed on November 5, 2009 related to the Transaction were as shown in the table below. Since the acquisition, net adjustments of $18.5 were made to the fair values of the assets acquired and liabilities assumed, with a corresponding adjustment to the bargain purchase gain, as summarized in the table below. The adjustments were primarily due to the completed valuation of forestry assets, the final evaluation of contingent liabilities and the related deferred tax impacts. The December 31, 2009 financial statement balances and disclosures impacted by these adjustments have been retrospectively adjusted.

	Initial Valuations	Adjustment	Adjusted Values
Cash and marketable securities	$16.7	$—	$16.7
Other current assets	15.3	9.5	24.8
Property, plant and equipment	30.4	31.3	61.7
Other intangible assets	35.3	—	35.3
Other assets	155.3	(57.2)	98.1
Current and noncurrent liabilities	(47.2)	34.9	(12.3)
Debt	(16.1)	—	(16.1)

Total fair value of net assets acquired	$189.7	$18.5	$208.2
Purchase price including cash received	174.9	—	174.9

Gain on bargain purchase	$14.8	$18.5	$33.3

Quebec Silicon Limited Partnership

On October 1, 2010, the Company acquired 49% of the equity of Quebec Silicon Limited Partnership (“Quebec Silicon LP”), a silicon metal manufacturing company with operations in Canada. The Company paid $40.3 in exchange for the equity interests in Quebec Silicon LP. The Company believes that this transaction enhances both the security of supply and cost effectiveness of a key raw material. The investment in Quebec Silicon LP was accounted for by the equity method of accounting for investments and included in “Other noncurrent assets” in the Company’s consolidated balance sheet as of December 31, 2010. The results of operations from Quebec Silicon LP were not material to the consolidated statement of income.

NOTE 6 – INVESTMENTS

Investments reflected in “Other current assets” and “Marketable securities” in the consolidated balance sheets at December 31, 2010 and 2009 were $544.3 and $1,075.5 respectively. These investments have been classified as available for sale.

The cost, gross unrealized gains, gross unrealized losses and fair value of the investments were as follows:

	December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt Securities:
Auction rate securities backed by student loans	$493.8	$—	$(28.2)	$465.6
Auction rate preferred securities	76.9	—	(8.0)	68.9

Total Debt Securities	$570.7	$—	$(36.2)	$534.5

Foreign Equity Securities	$2.3	$1.7	$—	$4.0
Other	5.8	—	—	5.8

Total Marketable Securities	$578.8	$1.7	$(36.2)	$544.3

As of December 31, 2010, securities in an unrealized loss position for 12 months or more were valued at $172.0, net of unrealized losses of $22.0.

The cost, gross unrealized gains, gross unrealized losses and fair value of the investments were as follows:

	December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt Securities:
Auction rate securities backed by student loans	$1,006.2	$—	$(11.4)	$994.8
Auction rate preferred securities and other	79.2	0.8	(8.8)	71.2

Total Debt Securities	$1,085.4	$0.8	$(20.2)	$1,066.0

Foreign Equity Securities	$2.0	$1.3	$—	$3.3
Other	6.2	—	—	6.2

Total Marketable Securities	$1,093.6	$2.1	$(20.2)	$1,075.5

As of December 31, 2009, all debt securities with fair value less than cost were in an unrealized loss position for 12 months or more.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The classifications as of the balance sheet dates were as follows:

	December 31,	December 31,
	Fair Value
	December 31, 2010	December 31, 2009
Level 1	$9.8	$11.8
Level 3	534.5	1,063.7

Total	$544.3	$1,075.5

The changes in fair value of Level 3 assets were as follows:

	December 31,	December 31,
	2010	2009
Beginning balance January 1	$1,063.7	$1,100.6
Change in unrealized losses in other comprehensive loss	(16.9)	94.3
Realized losses included in earnings	(16.1)	—
Sales/redemptions of assets classified as Level 3	(496.2)	(131.2)

Ending balance at December 31	$534.5	$1,063.7

Level 3 available for sale securities with a par value of $512.4 were redeemed or sold during the year ended December 31, 2010. These redemptions were related to securities backed by student loans and were redeemed or sold at a weighted average price of 96.8% of par.

Subsequent to December 31, 2010, the Company received an unsolicited offer to purchase certain of its auction rate securities backed by student loans that had a par value of $134.7. The sale will result in an immaterial loss that will be included in the income statement for the three months ended March 31, 2011.

As of December 31, 2010, the debt securities with a fair value of $465.6, excluding auction rate preferred securities, have maturities greater than five years.

Level 3 Assets

Auction Rate Securities

As of December 31, 2010, the Company held auction rate securities of $534.5 included in the consolidated balance sheet. These securities consisted principally of revenue bonds backed by student loans that are guaranteed by the U.S. Government, revenue bonds backed by insured student loans and bundled preferred equity securities.

Historically, the cost of the auction rate securities approximated fair value. The Company had experienced a long history of successful auctions. However, in mid-February 2008, auctions began to fail and continued to fail for virtually all of these securities because there were an insufficient number of buy bids. Upon failure of an auction, the Company is required to hold the security until the next auction date at a contractually predetermined interest rate generally higher than the risk-free treasury rate. A failed auction reduces the immediate liquidity available to the Company, since there are currently no secondary markets for the auction rate securities held by the Company. Securities valued at $534.5 were classified as noncurrent assets as of December 31, 2010. Management believes the Company has sufficient sources of liquidity to fund its operations, capital expenditure plan, breast implant settlement liabilities and shareholder dividends through cash on hand, cash generated by operations or access to credit markets.

Due to the absence of observable prices in an active market for the same or similar securities, the fair value of $534.5 of the securities was based on a discounted cash flow analysis using forecasts of future cash flows and interest rates. The data used for the forecasts included benchmark interest rates such as LIBOR and U.S. Treasury rates, commercial paper rates and other interest rate indices reflecting market required rates of return. The valuation considered variable coupon payments, the restriction in liquidity due to failed auctions, the credit risk related to each group of securities and the probability of recovery or replacement of the auction rate securities market. Other considerations also included the nature of the collateralizations, guarantees, contractual structures of the securities and issuers’ indication of intent to redeem. In accordance with fair value measurement guidance, the auction rate securities were included in Level 3 at December 31, 2010 because certain of the cash flow model inputs were not readily observable.

Auction Rate Securities backed by Student Loans

The Company held auction rate securities backed by student loans valued at $465.6 included in the consolidated balance sheet as of December 31, 2010. The securities had credit ratings above investment grade for 95% of the portfolio. These auction rate securities were variable rate debt instruments with underlying securities that have contractual maturities that range from 14 to 36 years and whose interest rates are reset every 28 to 35 days through an auction process. Since the auctions have failed, default interest rates are applicable and each issuer has continued to pay required interest payments. Because the fair value of these securities was lower than the cost, an unrealized loss of $21.2, net of the noncontrolling interests’ share of $7.0, was recorded in “Accumulated other comprehensive loss” at December 31, 2010.

Auction Rate Preferred Securities

The Company held auction rate securities backed by preferred equity securities valued at $68.9 included in the consolidated balance sheets as of December 31, 2010. The interest rates reset on these variable rate equity instruments every 45 to 90 days through an auction process. Since the auctions have failed, default dividend allocation methods are in effect. While 72% of the securities were rated below investment grade, the issuers of the underlying preferred equity securities have continued to remit dividends consistent with historical practices. Because the fair value of these securities was lower than the cost, an unrealized loss of $7.4, net of the noncontrolling interests’ share of $0.6, was recorded in “Accumulated other comprehensive loss” at December 31, 2010.

Classification of Unrealized Losses

As of December 31, 2010, the Company was not actively marketing, had no intent to sell, nor was expected to be required to sell, auction rate securities backed by student loans and auction rate preferred securities before the anticipated recovery in market value. In determining that the unrealized losses related to these securities were not other-than-temporary, the Company considered several other factors. These factors included the financial condition and prospects of the issuers, expected continuation of interest and dividend payments, the magnitude of losses compared with the cost of the investments, the length of time the investments have been in an unrealized loss position and the credit rating of the security. Management believes the decline in fair value is primarily related to the current interest rate environment and market inefficiencies and not to the credit deterioration of the individual issuers. Total unrealized losses of $28.6, net of $7.6 for the noncontrolling interests’ share, related to auction rate securities were included in “Accumulated other comprehensive loss” in the consolidated balance sheet at December 31, 2010. The fair value of these securities could be subject to further adjustments in the future if indicated by either observable prices in an active market or a change in the results of valuations.

NOTE 7 – INVENTORIES

The value of inventories is determined using the lower of cost or market as the basis. Produced goods were valued using a first-in, first-out (FIFO) cost flow methodology, while purchased materials and supplies were valued using an average cost flow methodology. The components of inventories were as follows:

	December 31, 2010	December 31, 2009
Produced goods	$727.8	$547.6
Purchased materials	97.3	76.9
Maintenance and supplies	97.9	81.8

Total Inventory	$923.0	$706.3

Produced goods include both work-in-process and finished goods. Due to the nature of the Company’s operations, it is impractical to classify inventory between work-in-process and finished goods as such classifications can be interchangeable for certain inventoriable items. Purchased materials primarily consist of the Company’s raw material inventories. Maintenance and supplies included in inventory primarily represent spare component parts that are critical to the Company’s manufacturing processes.

NOTE 8 – INCOME TAXES

The components of income before income taxes and noncontrolling interests for the year ended December 31 were as follows:

	2010	2009	2008
Domestic	$1,134.8	$964.3	$1,219.1
Foreign	281.9	120.8	199.5

Total	$1,416.7	$1,085.1	$1,418.6

The components of the income tax provision for the year ended December 31 were as follows:

	2010			2009			2008
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Domestic	$85.5	$203.4	$288.9	$172.9	$92.9	$265.8	$328.8	$89.3	$418.1
Foreign	107.2	(57.2)	50.0	75.5	(10.2)	65.3	76.3	1.5	77.8

Total	$192.7	$146.2	$338.9	$248.4	$82.7	$331.1	$405.1	$90.8	$495.9

The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities as of December 31 were as follows:

	2010	2009
Deferred Tax Assets:
Implant costs	$568.6	$572.4
Postretirement benefit obligations	401.0	409.0
Tax loss carryforwards	176.8	159.2
Tax credit carryforwards	153.0	47.0
Accruals and other	165.3	163.0
Inventories	61.8	80.0
Long-term debt	34.2	33.8

Total deferred tax assets	$1,560.7	$1,464.4
Deferred tax liabilities:
Property, plant and equipment	(696.8)	(449.9)

Net deferred tax asset prior to valuation allowance	$863.9	$1,014.5
Less: Valuation allowance	(55.7)	(85.9)

Net Deferred Tax Asset	$808.2	$928.6

The Company believes that it is more likely than not that the net deferred tax asset will be realized. The criteria that management considered in making this determination were historical and projected operating results, the ability to utilize tax planning strategies and the period of time over which the tax benefits can be utilized.

Tax effected operating loss carryforwards as of December 31, 2010 were $176.8 and $159.2 as of December 31, 2009. Of the tax effected operating loss carryforwards, $142.3 are subject to an indefinite carryforward period and were generated by the Company’s subsidiaries in Brazil and the United Kingdom. Substantially all of the remaining operating loss carryforwards relate to the Company’s subsidiaries in China. The carryforward period of net operating losses in China is five years. The Company has determined that no valuation allowance is needed for the net operating losses.

The valuation allowance as of December 31, 2010 was $55.7. Of this amount, $39.0 is attributable to realized and unrealized capital losses on marketable securities and $14.9 from outside basis differences in the Company’s joint ventures.

Tax credit carryforwards of $153.0 as of December 31, 2010 are attributable to foreign tax credits of $72.7 and general business credits of $80.3. The foreign tax credits expire in 2019. The general business credits are related to the advanced energy manufacturing credit and expire in 2030. The Company believes that these credits will be utilized before the expiration period based on future foreign source income and taxable income.

Cash paid during the year for income taxes, net of refunds received, was $191.1 in 2010, $234.4 in 2009 and $399.8 in 2008.

The income tax provision at the effective rate may differ from the income tax provision at the United States federal statutory tax rate. A reconciliation of the tax rate for the years ended December 31 is illustrated in the following table:

	2010	2009	2008
Income Tax Provision at Statutory Rate	$495.9	$379.8	$496.5
Increase /(Decrease) in Income Tax Provision due to:
Foreign provisions and related items	(12.7)	(9.1)	(6.8)
Change in foreign tax rates	4.9	—	0.5
China joint venture losses	9.3	28.4	15.9
China valuation allowance release	(44.0)	—	—
Domestic joint venture dividends	18.9	18.0	11.0
Domestic manufacturing deduction	(18.1)	(15.6)	(21.1)
Advanced energy manufacturing credits	(92.2)	—	—
U.S. tax effect of foreign earnings and dividends	(30.9)	(68.9)	1.3
State income taxes	9.1	5.9	13.1
Tax exempt interest income	(1.5)	(3.3)	(19.0)
Audit settlement	(8.3)	—	(7.0)
Valuation allowance on capital losses	5.8	0.6	19.4
Other, net	2.7	(4.7)	(7.9)

Total Income Tax Provision at Effective Rate	$338.9	$331.1	$495.9

Effective Rate	23.9%	30.5%	35.0%

As of December 31, 2009, the Company had a valuation allowance of $44.0 on the deferred tax assets of a China subsidiary. During 2010, the allowance was increased by $24.4. As of December 31, 2010, management concluded that the weight of all available evidence, both positive and negative, warranted the release of the valuation allowance of $68.4 when the China subsidiary achieved operational performance.

Also during 2010, the Company was approved to receive Advanced Energy Manufacturing Tax Credits of approximately $169.0 that resulted in a $92.2 reduction in the income tax provision for the year ended December 31, 2010.

During 2009, the Company’s subsidiary in the Netherlands paid a dividend to the United States that resulted in a reduction in the income tax provision for the year ended December 31, 2009 and 2010. Substantially all of the reduction in the income tax provision from the U.S. tax effect of foreign earnings and dividends in 2009 and 2010 relates to this dividend.

As of December 31, 2010, income and remittance taxes have not been recorded on $413.4 of undistributed earnings of foreign subsidiaries, either because any taxes on dividends would be offset substantially by foreign tax credits or because the Company intends to reinvest those earnings indefinitely.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examination by tax authorities for years before 2005.

The following table indicates, for each significant jurisdiction, the earliest tax year that remains subject to examination:

	Year		Year
United Kingdom	2009	Japan	2006
Belgium	2008	Brazil	2005
France	2007	United States	2005
Germany	2007	China	2002
Korea	2007

The Company is participating in the IRS Compliance Assurance Process for the 2009 and 2010 tax years. In addition, certain foreign jurisdictions and certain states have commenced examinations of returns filed by the Company and some of its foreign subsidiaries. Management anticipates that none of these audits will be closed before 2012. As of December 31, 2010, no jurisdiction has proposed any significant adjustments to the Company’s tax returns that management believes would be sustained and would materially affect the Company’s financial position. In addition, the Company does not anticipate that any material adjustments will result from settlements, closing of tax examinations or expiration of applicable statutes of limitation in various jurisdictions within the next 12 months.

During the year ended December 31, 2010, the Company received proposed adjustments from the IRS related to the Company’s consolidated federal income tax returns for the 2006, 2007, 2008 and 2009 calendar years. The Company filed protests and appeals in response to the proposed adjustments for the years 2006 through 2008. Management believes that the deficiencies asserted by the IRS will not be sustained and is vigorously contesting the IRS’ claims. However, if the IRS prevails, the resulting tax deficiency would be approximately $206.1. Management believes that the resolution of the issues will not have a material impact on the Company’s consolidated financial position or results of operations. In July 2010, the Company made voluntary protective bond deposits of $145.0 to the IRS related to these tax positions for the earlier tax years. Additional tax payments of $61.0 were made for the 2008 through 2010 tax years to cover anticipated adjustments for these years. The deposits and the additional payments were made to alleviate the potential for interest expense and penalties as well as to generate competitive interest income on the funds.

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits, exclusive of the federal benefit of state items, interest and penalties as of December 31 were as follows:

	2010	2009	2008
Unrecognized tax benefits as of January 1	$15.1	$16.7	$18.8
Additions based on tax positions related to the current year	4.7	0.4	1.6
Reductions based on tax positions related to the current year	—	(0.8)	—
Additions for tax positions of prior years	—	—	1.4
Reductions for tax positions of prior years	(2.6)	(1.0)	(1.3)
Settlements	(6.6)	(0.2)	(3.8)

Balance as of December 31	$10.6	$15.1	$16.7

As outlined above, the Company had approximately $10.6 of total gross unrecognized tax benefits as of December 31, 2010. Of this total, $9.0, net of the federal benefit on state issues, represents the amounts of the unrecognized tax benefits that, if recognized, would affect the effective income tax rate in any future periods.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. During the years ended December 31, 2010 and 2009, the Company recognized approximately $1.8 and $0.1, respectively, of benefit from interest and penalties. During the year ended December 31, 2008, the Company recognized $1.0 of expense related to interest and penalties. The Company had approximately $1.7 and $3.5 accrued for the payment of interest and penalties as of December 31, 2010 and 2009, respectively.

Tax Effect of Other Comprehensive Income

The following table details the tax (expense) benefit of other comprehensive income amounts recognized during the year ended December 31:

	2010	2009	2008
Net gain/loss on cash flow hedges	(2.3)	(5.0)	10.3
Pension and other postretirement benefit adjustments	33.1	(3.4)	210.8

NOTE 9 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments to reduce the impact of changes in foreign exchange rates on its earnings, cash flows and fair values of assets and liabilities. In addition, the Company uses derivative financial instruments to reduce the impact of changes in natural gas and other commodity prices on its earnings and cash flows. The Company enters into derivative financial contracts based on analysis of specific and known economic exposures. The Company’s policy prohibits holding or issuing derivative financial instruments for trading or speculative purposes. The types of instruments typically used are forward contracts, but may also include option combinations and purchased option contracts.

Cash Flow Hedges

The Company uses forward contracts and options to hedge the exposure to changes in the prices of commodities, primarily natural gas. Net unrealized gains and losses on these contracts are recorded as a component of “Accumulated other comprehensive loss” in the Company’s consolidated balance sheets and are reclassified into earnings in the same period or periods during which the underlying hedged item impacts earnings. Gains or losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of hedge effectiveness are recognized in current earnings. As of December 31, 2010, the Company had outstanding commodity forward contracts and options to hedge forecasted purchases of 3.9 million mmbtu of natural gas. Net losses of $5.4 ($3.4 after tax) are expected to be reclassified from “Accumulated other comprehensive loss” to the consolidated statements of income and included as part of “Cost of sales” in the next 12 months. The forward contracts and options outstanding at December 31, 2010 hedge forecasted transactions expected to occur within the next 24 months.

Foreign exchange options are also used to hedge specific firm commitments or forecasted transactions by locking in exchange rates for such anticipated cash flows. Gains and losses on these instruments are recorded as a component of “Accumulated other comprehensive loss” in the consolidated balance sheets until the forecasted transaction occurs. As of December 31, 2010, the total notional amount of the Company’s foreign currency cash flow hedges was $59.5 expressed as U.S. dollars. Net gains of $0.7 ($0.4 after tax) are expected to be reclassified from “Accumulated other comprehensive loss” to the consolidated statements of income and included as part of “Other nonoperating income/expenses” during the next 12 months. The options outstanding as of December 31, 2010 hedge forecasted transactions expected to occur within the next 17 months.

Economic Hedges

Contracts used to hedge the economic exposure to foreign currency fluctuations associated with certain monetary assets and liabilities are not designated as hedging instruments. Changes in the fair value of these items are recorded in earnings to offset the foreign exchange gains and losses of the monetary assets and liabilities. As of December 31, 2010, the total notional amount of the Company’s non-designated foreign currency fair value hedges was $714.5, expressed as U.S. dollars.

The location and amounts of derivative fair values in the Company’s statement of financial position were as follows:

	December 31, 2010
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated hedging instruments
Foreign exchange contracts	Other current assets	$1.7	Other current liabilities	$—
Commodity contracts	Other current assets	—	Other current liabilities	(5.2)
Commodity contracts > 12 months	Other noncurrent assets	—	Other noncurrent liabilities	(0.2)
Economic hedges not designated
Foreign exchange contracts	Other current assets	1.1	Other current liabilities	(1.8)

Total derivatives		$2.8		$(7.2)

	December 31, 2009
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated hedging instruments
Commodity contracts	Other current assets	$0.7	Other current liabilities	$(9.8)
Commodity contracts > 12 months	Other noncurrent assets	—	Other noncurrent liabilities	(0.2)
Economic hedges not designated
Foreign exchange contracts	Other current assets	4.0	Other current liabilities	—

Total derivatives		$4.7		$(10.0)

The location and amounts of derivative gains and losses recognized in the Company’s income statement were as follows:

		Year Ended
	Location of Amount Recognized in Income	2010	2009
Derivatives designated as hedging instruments
	Other nonoperating
Foreign exchange contracts	income/expenses	$(0.7)	$(3.8)
Commodity contracts	Cost of sales	(14.7)	(19.7)

Total derivatives designated as hedges		(15.4)	(23.5)
Economic hedges not designated
	Other nonoperating
Foreign exchange contracts	income/expenses	0.7	(34.8)
Tax hedging contracts	Tax provision	2.2	4.1

Total derivatives not designated as hedges		2.9	(30.7)

Total derivative impact on income statement		$(12.5)	$(54.2)

The tables below detail gains and losses recognized in “Other comprehensive income/loss” (“OCI”) and gains and losses reclassified from “Accumulated other comprehensive loss” related to derivatives that were designated as cash flow hedges. The amount of ineffectiveness related to existing cash flow hedges during the periods ending December 31, 2010 and 2009 was immaterial.

	December 31, 2010
	Gain/(Loss) in OCI	(Gain)/Loss Reclassified from AOCI into Income	Location of Gain/(Loss) Reclassified
			Other nonoperating
Foreign exchange contracts	$1.7	$0.7	income/expenses
Commodity contracts	(10.5)	14.7	Cost of sales

Total	$(8.8)	$15.4

	December 31, 2009
	Gain/(Loss) in OCI	(Gain)/Loss Reclassified from AOCI into Income	Location of Gain/(Loss) Reclassified
			Other nonoperating
Foreign exchange contracts	$7.5	$3.8	income/expenses
Commodity contracts	(15.0)	19.7	Cost of sales

Total	$(7.5)	$23.5

Derivative options held by the Company as of December 31, 2010 were valued using observable market inputs and the Black-Scholes model. Forward contracts were also valued using observable market inputs. The inputs used in valuation were considered Level 2 because the inputs are readily observable for the derivative asset or liability.

The amounts below represent fair value classifications of derivative instruments held as of the balance sheet dates and are prior to consideration of counterparty netting arrangements.

The net assets and liabilities were recorded in the consolidated balance sheets, accordingly.

	December 31, 2010		December 31, 2009
	Assets	Liabilities	Assets	Liabilities
Level 1	$—	$—	$—	$—
Level 2	2.8	(7.2)	4.7	(10.0)
Level 3	—	—	—	—

	$2.8	$(7.2)	$4.7	$(10.0)

NOTE 10 – VARIABLE INTEREST ENTITIES

The Company holds minority voting interests in certain joint ventures that produce key raw material inputs for the Company. These joint ventures operate under supply agreements that sell inventory to the equity owners using pricing mechanisms that guarantee a return, therefore shielding the joint ventures from the right or ability to absorb expected gains or losses. As a result of the pricing mechanisms of these agreements, these entities are determined to be variable interest entities. As the Company does not hold the power to direct the activities that most significantly impact the economic performance of these entities, it is not the primary beneficiary and therefore does not consolidate the results of these entities.

The Company accounts for its investment in these entities under the equity method of accounting. The Company’s maximum exposure to loss as a result of its involvement with these variable interest entities is determined to be the carrying value of the investment in these entities plus the maximum amount of potential future payments under the Company’s guarantee of a nonconsolidated subsidiary’s debt. As of December 31, 2010 the maximum exposure to loss was $211.9.

NOTE 11 – PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment as of December 31 were as follows:

	Estimated Useful Life (Years)	2010	2009
Land	—	$217.7	$194.7
Land improvements	11-20	328.0	276.7
Buildings	18-33	1,964.9	1,717.6
Machinery and equipment	3-25	6,960.8	5,414.6
Construction-in-progress	—	975.6	1,576.9

Total property, plant and equipment		$10,447.0	$9,180.5
Accumulated depreciation		(4,326.3)	(4,130.7)

Net property, plant and equipment		$6,120.7	$5,049.8

The Company recorded depreciation expense of $291.6, $192.7 and $218.4 for the years ended December 31, 2010, 2009 and 2008, respectively.

Effective October 1, 2008, the Company changed the useful lives of certain property, plant and equipment as a result of the Company’s historical experience which demonstrated longer useful lives for certain classes of assets. The change was accounted for as a change in estimate and applied prospectively. The effect of the change to depreciation expense increased pre-tax income by $21.7 and increased net income by $13.7 for the year ended December 31, 2008.

The amount of interest capitalized as a component of the cost of capital assets constructed for the years ended December 31, 2010, 2009 and 2008 was $71.2, $49.1 and $32.8, respectively.

As of December 31, 2010 and 2009, the Company had noncurrent liabilities of $9.9 and $8.7, respectively, for asset retirement obligations primarily related to landfill closure costs recorded in the consolidated balance sheets as “Other noncurrent liabilities.”

NOTE 12 – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross and net amounts of intangible assets, excluding goodwill, as of December 31 were as follows:

	2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and licenses	$11.7	$(3.3)	$8.4
Customer/Distributor relationships	24.1	(21.3)	2.8
Completed technology	19.6	(12.6)	7.0
Other	95.8	(15.2)	80.6

Total	$151.2	$(52.4)	$98.8

	2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and licenses	$15.2	$(5.4)	$9.8
Customer/Distributor relationships	21.1	(15.6)	5.5
Completed technology	17.2	(9.3)	7.9
Other	56.6	(7.6)	49.0

Total	$110.1	$(37.9)	$72.2

The Company recorded amortization expense related to these intangible assets of $9.6, $6.2 and $5.1 for the years ended December 31, 2010, 2009 and 2008, respectively. The estimated aggregate amortization expense to be recorded in each of the next five years is as follows:

2011	$9.3
2012	9.3
2013	8.1
2014	6.9
2015	7.2

The changes in the carrying amount of goodwill for the year ended December 31 were as follows:

	2010	2009
Beginning balance	$75.0	$72.6
Translation and other	(5.0)	2.4

Total ending balance	$70.0	$75.0

NOTE 13 – NOTES PAYABLE AND CREDIT FACILITIES

Short Term Borrowings

The Company has a $500.0 revolving credit arrangement which expires in 2011. The revolving credit agreement allows for borrowing in various currencies for general corporate purposes of the Company and its subsidiaries and requires the payment of commitment fees. The credit arrangement sets the interest rate at LIBOR at the time of borrowing plus a margin representing a credit spread, which is reset quarterly. The Company is in compliance with its debt covenants, including leverage and interest coverage ratios, related to this credit arrangement. As of December 31, 2010 and 2009, the Company had borrowed the maximum amount allowed under this credit arrangement. The Company also had outstanding short-term debt of $232.5 and $169.1 in Asia at December 31, 2010 and 2009, respectively. The borrowings in Asia consisted of $30.0 denominated in U.S. dollars with an interest rate of LIBOR plus 250 basis points. The remaining borrowings in Asia are primarily denominated in Renminbi with an interest rate generally set by the People’s Bank of China at the time of borrowing. The weighted average interest rate for the outstanding short-term borrowings was 2.1% as of December 31, 2010.

In addition, the Company had unused and committed credit facilities for use by foreign subsidiaries at December 31, 2010 and 2009 with various U.S. and foreign banks totaling $216.0 and $416.2, respectively. These credit facilities require the payment of commitment fees. The Company intends to renew these facilities at their respective maturities. These facilities are available in support of working capital requirements.

Since the interest rates for the borrowings in the U.S. and Asia are reset regularly based on market conditions, management believes the carrying value of the debt approximates its fair value.

Long Term Debt

In April 2009, a majority owned subsidiary of the Company entered into an unsecured five-year term loan facility with a syndicate of commercial banks in China. The amount of the facility was 4.2 billion Renminbi ($626.7 U.S. dollars). The facility permits borrowing in various currencies with repayment required to begin two years after the drawdown date. The subsidiary had borrowed the maximum amount under the facility as of December 2010 and 2009. Repayment will begin in April 2011. The subsidiary is in compliance with its debt covenants, including interest coverage ratio and tangible net worth, related to this credit arrangement.

In October 2009, a majority owned subsidiary of the Company entered into an unsecured term loan facility with a syndicate of commercial banks in China that will expire in 4.5 years. The amount of the facility was 1.6 billion Renminbi ($241.6 U.S. dollars) and permits borrowing in Renminbi only. The subsidiary had borrowed $241.6 amount and $73.2 under the facility as of December 2010 and 2009, respectively. Repayment will begin in April 2011. The subsidiary is in compliance with its debt covenants, including interest coverage ratio and tangible net worth, related to this credit arrangement.

In August 2010, a majority owned subsidiary of the Company entered into an unsecured term loan with a bank in China. The amount of the loan was 193.5 Renminbi ($29.2 U.S. dollars) and permits borrowing in Renminbi only. As of December 31, 2010, the subsidiary had borrowed the maximum amount under the loan. Repayment will begin in December 2011. The subsidiary is in compliance with its debt covenants, including interest coverage ratio and tangible net worth, related to this credit arrangement.

Since the interest rates for the borrowings in the U.S. and Asia are reset regularly based on market conditions, management believes the carrying value of the debt approximates its fair value.

Long-term debt as of December 31 consisted of the following:

	2010	Rates	2009	Rates
Long-term debt
Variable rate notes due 2011-2014	$868.3	5.2-5.4%	$681.0	5.2-5.4%
Variable rate notes due 2011-2015	29.2	5.2%	—	—
Variable rate bonds due 2019	4.2	0.4%	4.2	1.0%
Other obligations and capital leases	59.8	3.8-6.4%	60.8	3.8-6.4%

Total long-term debt	$961.5		$746.0
Less payments due within one year	94.7		4.0

Total long-term debt due after one year	$866.8		$742.0

Annual aggregate maturities of the long-term debt of the Company are: $94.7 in 2011, $185.4 in 2012, $185.6 in 2013, $450.5 in 2014, $45.3 thereafter.

Cash paid during the year for interest was $66.8 in 2010, $51.7 in 2009 and $24.1 in 2008.

Sales of Accounts Receivable

Dow Corning Toray (“DCT”) maintains an accounts receivable facility with its primary bank. The discount rate under this facility is the equivalent of TIBOR plus 0.25%. DCT sold accounts receivable in the amount of $275.5 and $201.3 to this bank in exchange for cash proceeds of $275.3 and $201.2 during the years ended December 31, 2010 and 2009, respectively. Under the facility, DCT continues to collect the receivables from the customer but retains no interest in the accounts receivable. The facility agreement does not permit DCT to transfer the accounts receivable to any other institution and DCT is not permitted to repurchase the transferred receivables. The transfer of receivables provides additional liquidity to DCT. The counterparty for the accounts receivables facility is a financial institution that specializes in receivables securitization transactions and is financed through the issuance of commercial paper.

Additionally, the Company has access to a short term borrowing facility securitized by accounts receivable in the U.S. which expires in 2011. The interest rate under this facility is based on commercial paper pool rates. The facility requires the payment of commitment fees on the unused portion. The Company is in compliance with its debt covenants, including leverage and interest coverage ratios, related to this credit arrangement. As of December 31, 2010 and 2009, there were no outstanding amounts under this agreement.

NOTE 14 – DEFERRED REVENUE

The Company enters into long-term product sales agreements with certain customers. Under certain agreements, customers are obligated to purchase minimum quantities of product and make specified payments. The product sales agreements extend over various periods and the revenue associated with the agreements is recognized using the average sales price over the life of the agreements. Differences between amounts invoiced to customers under the agreements and amounts recognized using the average price methodology are reported as deferred revenue in the consolidated balance sheets.

Under certain agreements, customers were required to make initial non-refundable advanced cash payments. During the years ended December 31, 2010 and 2009, advanced payments of $981.8 and $946.7, respectively, were received by the Company. These amounts are recorded as deferred revenue and are recognized as income ratably on a per kilogram basis as products are shipped over the life of the agreements. The Company expects to receive advanced payments of $572.4 in the next twelve months and $178.7 in periods thereafter. In the event that certain product delivery timelines are not met, subject to specific conditions outlined in the agreements, customers may be entitled to damages up to the amount of the advanced cash payments.

Deferred revenue included in the consolidated balance sheets as of December 31, 2010 and 2009 was $3,396.7 and $2,533.4 respectively. The current portion of $266.0 and $209.1 was recorded as “Current deferred revenue” in the consolidated balance sheets as of December 31, 2010 and 2009, respectively. The remaining amounts were included in the consolidated balance sheets as “Deferred revenue” in noncurrent liabilities. The advanced payments received are reported as cash flows from operating activities in the consolidated statements of cash flows.

NOTE 15 – PENSION AND OTHER POSTRETIREMENT BENEFITS

Defined Benefit Pension Plans

The Company maintains defined benefit employee retirement plans covering most domestic and certain non-U.S. employees. The components of pension expense for the Company’s U.S. and non-U.S. plans were as follows:

	U.S. Plans			Non-U.S. Plans			Total
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Net Periodic Benefit Cost
Service cost	$38.0	$37.3	$31.1	$21.7	$19.4	$25.1	$59.7	$56.7	$56.2
Interest cost on projected benefit obligations	86.4	81.6	76.0	32.7	30.4	34.2	119.1	112.0	110.2
Expected return on plan assets	(67.4)	(77.0)	(83.2)	(33.1)	(27.9)	(32.1)	(100.5)	(104.9)	(115.3)
Amortization of net transition obligation	—	—	—	—	0.2	0.3	—	0.2	0.3
Amortization of net prior service costs	2.8	3.1	4.4	0.9	0.8	1.2	3.7	3.9	5.6
Amortization of net losses	37.7	30.9	13.5	7.0	2.3	5.3	44.7	33.2	18.8
Other adjustments	—	—	12.0	0.5	4.8	0.2	0.5	4.8	12.2

Total	$97.5	$75.9	$53.8	$29.7	$30.0	$34.2	$127.2	$105.9	$88.0

Due to corrections of employee demographic data, pension expense for the year ended December 31, 2008 included an adjustment of $12.0 and the projected benefit obligation at December 31, 2008 included an adjustment of $29.0.

Other changes in plan assets and benefit obligations that were recognized in or reclassified from other comprehensive income as of December 31 were as follows:

	U.S. Plans		Non-U.S. Plans		Total
	2010	2009	2010	2009	2010	2009
Amortization of net prior service costs	$(2.8)	$(3.1)	$(0.6)	$(0.5)	$(3.4)	$(3.6)
Amortization of transition obligation	—	—	—	0.1	—	0.1
Amortization of net losses or settlement recognition	(37.7)	(30.9)	(7.0)	(6.6)	(44.7)	(37.5)
Net loss (gain) arising during the year	119.9	(56.2)	(25.2)	54.6	94.7	(1.6)

Total	$79.4	$(90.2)	$(32.8)	$47.6	$46.6	$(42.6)

The Company’s defined benefit employee retirement plans have a measurement date of December 31 of the applicable year. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit plans with accumulated benefit obligations in excess of plan assets as of December 31 were as follows:

	U.S. Plans		Non-U.S. Plans		Total
	2010	2009	2010	2009	2010	2009
Projected benefit obligation	$1,632.6	$1,454.8	$592.0	$576.6	$2,224.6	$2,031.4
Accumulated benefit obligation	1,363.0	1,238.6	537.5	523.3	1,900.5	1,761.9
Fair value of plan assets	986.4	870.3	417.5	367.0	1,403.9	1,237.3

The following table provides a reconciliation of beginning and ending balances of the projected benefit obligation, beginning and ending balances of the fair value of plan assets and the funded status of the plans as of December 31:

	U.S. Plans		Non-U.S. Plans		Total
	2010	2009	2010	2009	2010	2009
Change in benefit obligation
Projected benefit obligation, beginning of year	$1,454.8	$1,374.9	$666.1	$527.6	$2,120.9	$1,902.5
Service cost	38.0	37.3	21.7	19.4	59.7	56.7
Interest cost	86.4	81.6	32.7	30.4	119.1	112.0
Actuarial (gains) losses	135.1	35.7	(1.4)	82.3	133.7	118.0
Foreign currency exchange rate changes	—	—	(14.4)	41.1	(14.4)	41.1
Benefits paid and settlements	(81.7)	(74.7)	(23.1)	(34.7)	(104.8)	(109.4)

Projected benefit obligation, end of year	$1,632.6	$1,454.8	$681.6	$666.1	$2,314.2	$2,120.9

Fair value of plan assets
Fair value of plan assets, beginning of year	$870.3	$666.3	$441.0	$317.9	$1,311.3	$984.2
Actual return on plan assets	82.5	168.9	51.0	66.2	133.5	235.1
Foreign currency exchange rate changes	—	—	(16.8)	32.4	(16.8)	32.4
Employer contributions	115.3	109.8	40.8	57.7	156.1	167.5
Benefits paid and settlements	(81.7)	(74.7)	(23.1)	(33.2)	(104.8)	(107.9)

Fair value of plan assets, end of year	$986.4	$870.3	$492.9	$441.0	$1,479.3	$1,311.3

Funded status of plans	$(646.1)	$(584.5)	$(188.7)	$(225.1)	$(834.8)	$(809.6)
Accumulated benefit obligation	1,363.0	1,238.6	596.3	583.2	1,959.3	1,821.8

The following table represents assets by category and fair value level of the U.S and non-U.S. defined benefit employee retirement plans as of December 31:

	2010
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$10.1	$—	$—	$10.1
Equity securities	203.3	3.0	—	206.3
Corporate debt securities	0.1	217.3	—	217.4
U.S. government debt securities	—	137.2	—	137.2
U.S. government guaranteed mortgage backed securities	—	4.1	0.7	4.8
Other governmental debt securities	0.4	33.7	—	34.1
Investment funds	25.8	823.0	7.6	856.4
Other	—	13.0	—	13.0

Total	$239.7	$1,231.3	$8.3	$1,479.3

	2009
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$14.3	$—	$—	$14.3
Equity securities	197.2	1.8	—	199.0
Corporate debt securities	0.1	93.1	—	93.2
U.S. government debt securities	12.9	26.5	—	39.4
U.S. government guaranteed mortgage backed securities	—	86.4	—	86.4
Other governmental debt securities	0.3	8.8	0.1	9.2
Investment funds	—	832.9	11.6	844.5
Other	—	25.3	—	25.3

Total	$224.8	$1,074.8	$11.7	$1,311.3

The changes in fair value of Level 3 assets for the year ended December 31, 2010 were as follows:

Beginning balance, January 1, 2010	$11.7
Actual return on assets	0.9
Purchases	0.7
Sales	(5.0)

Ending value, December 31, 2010	$8.3

Level 1 assets were valued based on quoted prices in active markets. Level 2 assets were primarily comprised of assets held in investment funds. The value of these funds was determined based on quoted prices in active markets for assets that are identical to the underlying assets held by the funds.

Level 3 assets were investments in a long term property lease fund. Due to the absence of observable prices in an active market for the same or similar securities, the fair value of the securities was based on the last available market price for the underlying assets.

The following table represents amounts recorded in the consolidated balance sheets as of December 31:

	U.S. Plans		Non-U.S. Plans		Total
	2010	2009	2010	2009	2010	2009
Current benefit liabilities	$(5.0)	$(4.9)	$(4.1)	$(6.1)	$(9.1)	$(11.0)
Noncurrent benefit liabilities	(641.1)	(579.6)	(184.6)	(219.0)	(825.7)	(798.6)

Total recognized liabilities	$(646.1)	$(584.5)	$(188.7)	$(225.1)	$(834.8)	$(809.6)
Amounts recognized in accumulated other comprehensive loss
Prior service cost	18.5	21.2	10.8	7.9	29.3	29.1
Net loss	787.0	704.8	152.2	181.9	939.2	886.7

Accumulated other comprehensive loss	$805.5	$726.0	$163.0	$189.8	$968.5	$915.8

Net amounts recognized	$159.4	$141.5	$(25.7)	$(35.3)	$133.7	$106.2

The Company expects to recognize $57.4 of net loss and $3.5 of net prior service cost as a component of net periodic pension cost in 2011 for its defined benefit pension plans.

The expected return on plan assets is a long-term assumption based on projected returns for assets and the approved asset allocations of the plan. For the purpose of pension expense recognition, the Company uses a market-related value of assets that amortizes the difference between the expected return and the actual return on plan assets over a three-year period. The Company had approximately $40.7 of net unrecognized asset losses associated with its U.S. pension plans as of December 31, 2010 that will be recognized in the calculation of the market-related value of assets and subject to amortization in future periods.

For the United States defined benefit plan, as of December 31, 2010 and 2009, the fair value of plan assets included 54% of equity securities and 46% of debt securities. The plan targets an asset allocation of 50% equity securities and 50% debt securities. The plan’s expected long-term rate of return is based on the asset allocation and expected future rates of return on equity and fixed income securities based on the investment outlook provided by the Company’s actuary.

Given the relatively long horizon of the Company’s aggregate obligation, its investment strategy is to improve and maintain the funded status of its U.S. and non-U.S. plans over time without exposure to excessive asset value volatility. The Company manages this risk primarily by maintaining actual asset allocations between equity and fixed income securities for the plans within a specified range of its target asset allocation. In addition, the Company ensures that diversification across various investment subcategories within each plan are maintained within specified ranges.

All of the Company’s pension assets are managed by outside investment managers and held in trust by third-party custodians. The selection and oversight of these outside service providers is the responsibility of investment committees. The selection of specific securities is at the discretion of the investment manager and is subject to the provisions set forth by written investment management agreements and related policy guidelines regarding permissible investments and risk control practices.

The Company’s funding policy is to contribute to defined benefit plans when pension laws and economics either require or encourage funding. Contributions of approximately $155.1 are planned for the U.S. plans in 2011. Contributions of approximately $29.0 are planned for non-U.S. plans in 2011.

The weighted-average assumptions used to determine the benefit obligation and to determine the net benefit costs are shown in the following table. Discount rates and rates of increase in future compensation are weighted based upon the projected benefit obligations of the respective plans. The expected long-term rate of return on plan assets is weighted based on total plan assets for each plan at year end. The long-term rate of return on plan assets assumption is determined considering historical returns and expected future asset allocation and returns for each plan.

	Benefit Obligations at December 31
	U.S. Plans		Non-U.S. Plans		Total
	2010	2009	2010	2009	2010	2009
Discount rate	5.5%	6.0%	4.9%	5.2%	5.3%	5.8%
Rate of increase in future compensation levels	4.8%	4.8%	4.3%	4.5%	4.6%	4.7%

	Net Periodic Pension Cost for the Year Ended December 31
	U.S. Plans		Non-U.S. Plans		Total
	2010	2009	2010	2009	2010	2009
Discount rate	6.0%	6.0%	5.2%	5.7%	5.8%	5.9%
Rate of increase in future compensation levels	4.8%	4.8%	4.5%	4.2%	4.7%	4.6%
Expected long-term rate of return on plan assets	7.2%	8.1%	7.4%	7.1%	7.3%	7.8%

The Company uses the Citigroup Pension Discount Curve and matches points along the curve to the estimated future benefit payments of the U.S. defined benefit plans to arrive at an effective discount rate. The discount rates for non-U.S. defined benefit plans are based on benchmark rate indices specific to the respective countries and durations similar to those of the plans’ liabilities.

The Company expects to pay benefits under its defined benefit plans in future periods as detailed in the following table. The expected benefits have been estimated based on the same assumptions used to measure the Company’s benefit obligation as of December 31, 2010 and include benefits attributable to future employee service.

	Estimated Future Benefit Payments
	U.S. Plans	Non-U.S. Plans	Total
2011	$80.1	$19.0	$99.1
2012	80.6	23.2	103.8
2013	81.6	24.5	106.1
2014	83.2	22.0	105.2
2015	85.2	27.7	112.9
2016-2020	479.1	150.4	629.5

Other Postretirement Plans

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for most retired employees, primarily in the U.S. The cost of providing these benefits to retirees outside the U.S. is not significant. Net periodic postretirement benefit cost included the following components:

	Year Ended December 31,
	2010	2009	2008
Net Periodic Postretirement Benefit Cost
Service cost	$4.5	$4.5	$3.8
Interest cost	16.3	15.8	14.6
Amortization of prior service credits	(6.8)	(6.8)	(6.2)
Amortization of actuarial losses	4.6	3.8	1.6

Total	$18.6	$17.3	$13.8

Other changes in benefit obligations that were recognized in or reclassified from other comprehensive income for the year ended December 31 included:

	2010	2009
Amortization of prior service costs	$6.8	$6.8
Amortization of loss	(4.6)	(3.8)
Net loss arising during the year	16.9	21.6
New prior service credit	—	(0.6)

Total	$19.1	$24.0

The following table presents a reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation as of December 31.

	2010	2009
Accumulated postretirement benefit obligation
Accrued postretirement benefit obligation at beginning of year	$290.7	$266.5
Service cost	4.5	4.5
Interest cost	16.3	15.8
Actuarial loss	16.9	21.6
Plan change	—	(0.6)
Benefits paid	(17.5)	(17.1)

Accumulated postretirement benefit obligation at end of year	$310.9	$290.7

Funded status of plans	$(310.9)	$(290.7)

Amounts recognized in the consolidated balance sheets
Current benefit liabilities	$(20.4)	$(20.4)
Noncurrent benefit liabilities	(290.5)	(270.3)

Total recognized liabilities	$(310.9)	$(290.7)
Amounts recognized in accumulated other comprehensive loss
Prior service credit	(16.5)	(23.3)
Net loss	102.5	90.1

Accumulated other comprehensive loss	86.0	66.8
Net amounts recognized	$(224.9)	$(223.9)

The Company expects to recognize $5.3 of net loss and $6.6 of net prior service credit as a component of net periodic postretirement benefit cost in 2011.

The health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.5% in 2010 and was assumed to decrease gradually to 5.0% in 2033 and remain at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported, but is offset by plan provisions that limit the Company’s share of the total postretirement health care benefits cost for the vast majority of participants. The Company’s portion of the total annual health care benefits cost is capped at specified dollar amounts for participants who retired in 1994 or later, and such limits are expected to be reached in all subsequent years. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation by 1.9% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2010 by 1.5%. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation by 1.7% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2010 by 1.3%.

The discount rate used in determining the accumulated postretirement benefit obligation was 5.25% and 5.75% at December 31, 2010 and 2009, respectively. The Company uses the Citigroup Pension Discount Curve and matches points along the curve to the estimated future benefit payments of the U.S. postretirement health care benefit plans to arrive at an effective discount rate.

The Company funds most of the cost of the postretirement health care and life insurance benefits as incurred. Benefit payments to retirees were $19.3 for the year ended December 31, 2010. Reimbursements received under Medicare Part D were $1.8 for the year ended December 31, 2010. The Company expects to pay future benefits under its postretirement health care and life insurance benefit plans and expects to receive reimbursements from annual Medicare Part D subsidy as detailed in the following table. The expected payments have been estimated based on the same assumptions used to measure the Company’s postretirement benefit obligations as of December 31, 2010.

	Estimated Postretirement Benefit Payments	Estimated Medicare Subsidies
2011	$20.9	$1.7
2012	20.8	1.9
2013	20.9	2.1
2014	20.9	2.3
2015	21.2	2.5
2016-2020	108.4	16.9

Defined Contribution Plans

The Company has various defined contribution and savings plans covering certain employees. The Company made matching contributions under defined contribution plans of $20.6, $19.7 and $20.7 for the years ended December 31, 2010, 2009 and 2008, respectively. The U.S. plan is the largest of the defined contribution and savings plans maintained by the Company. Employer matching contributions for the U.S. defined contribution plan for the year ended December 31, 2010 was $13.8. The Company expects to make additional contributions of $20.7 to all defined contribution plans during 2011.

NOTE 16 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Chapter 11 Related Matters

On May 15, 1995 (the “Filing Date”), the Company voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Eastern District of Michigan, Northern Division in order to resolve the Company’s breast implant liabilities and related matters (the “Chapter 11 Proceeding”). The Joint Plan of Reorganization was confirmed in November 1999 and provides funding for the resolution of breast implant and other products liability litigation covered by the Chapter 11 Proceeding through several settlement options or through litigation and for the satisfaction of commercial creditor claims in the Chapter 11 Proceeding. The Company emerged from the Chapter 11 Proceeding on June 1, 2004 (the “Effective Date”) and is implementing its Joint Plan of Reorganization.

Breast Implant and Other Products Liability Claims

Products liability claims to be resolved by settlement are administered by a settlement facility (the “Settlement Facility”), and products liability claims to be resolved by litigation are defended by a litigation facility (the “Litigation Facility”). Products liability claimants choosing to litigate their claims are required to pursue their claims through litigation against the Litigation Facility. Under the Joint Plan of Reorganization, the total amount of payments by the Company committed to resolve products liability claims will not exceed a net present value of $2.35 billion determined as of the Effective Date using a discount rate of 7%. Of this amount, no more than a net present value of $400.0 determined as of the Effective Date will be used to fund the Litigation Facility.

Funding the Settlement and Litigation Facilities

The Company has an obligation to fund the Settlement Facility and the Litigation Facility (collectively, the “Facilities”) over a 16-year period, commencing at the Effective Date. The Company anticipates that it will be able to meet its remaining payment obligations to the Facilities utilizing cash flow from operations, insurance proceeds and/or prospective borrowings. If the Company is unable to meet its remaining obligations to fund the Facilities, the Company will also have access to a ten-year unsecured revolving credit commitment, established by Dow Chemical and Corning, in an original maximum aggregate amount of $300.0. Beginning June 1, 2009, the amount available decreases by $50.0 per year and will fully expire June 1, 2014. As of December 31, 2010 the maximum aggregate amount available to the Company under this revolving credit commitment was $200.0. As of December 31, 2010, the Company had not drawn any amounts against the revolving credit commitment.

Funds are paid by the Company (a) to the Settlement Facility with respect to products liability claims, as such claims are processed and allowed by the Settlement Facility and (b) via the Settlement Facility with respect to products liability claims processed through the Litigation Facility, as such claims are resolved. Insurance settlements are paid by the Company’s insurers directly to the Settlement Facility on behalf of the Company. The amount of funds paid by or on behalf of the Company is subject to annual and aggregate funding limits. The Company has made payments of $1,677.5 to the Settlement Facility through December 31, 2010.

In accordance with the Joint Plan of Reorganization, and subject to the annual and aggregate funding limits, future payments to the Settlement Facility will be made on a periodic basis as necessary to preserve the liquidity of the Settlement Facility until such payment obligations cease as provided for in the Plan. Based on these funding agreements, the recorded liability is adjusted to maintain the present value of $2.35 billion determined as of the Effective Date using a discount rate of 7% (“Time Value Adjustments”). The Company has made early payments to the Settlement Facility in advance of their due dates and has recognized Time Value Adjustments for certain of those early payments consisting primarily of insurance proceeds. The actual amounts payable and the timing of payments by the Company to the Settlement Facility are uncertain and will be affected by, among other things, the rate at which claims are resolved by the Facilities, the rate at which insurance proceeds are received by the Company from its insurers and the degree to which Time Value Adjustments are recognized.

As of December 31, 2010 and December 31, 2009, the Company’s “Implant reserve” recorded in the consolidated balance sheets was $1,566.8 and $1,580.3, respectively. These amounts reflect the Company’s estimated remaining obligation to fund the resolution of breast implant and other medical device claims pursuant to the Company’s Joint Plan of Reorganization and other breast implant litigation related matters

During 2010 the Company recorded an out of period adjustment of $25.6 to reflect prior years’ settlements of products liability claims. The adjustment reduced the Company’s liability to fund the Settlement Facility as recorded in “Implant reserve” on the consolidated balance sheet and increased “Other nonoperating income/expenses” on the consolidated statement of income. The adjustment increased the Company’s pretax income by $25.6 and net income by $16.1.

Insurance Proceeds – London Market Insurers

The London Market Insurers (the “LMI Claimants”) have claimed a reimbursement right with respect to a portion of insurance proceeds based on a theory that the LMI Claimants overestimated the Company’s products liability. During the third quarter of 2008, the LMI Claimants offered two calculations of their claim amount: $54.0 and $92.5, plus minimum interest of $67.0 and $115.5, respectively. These estimates were explicitly characterized as preliminary and subject to change. Litigation regarding this claim is in discovery. The Company disputes the claim. Based on settlement negotiations, the Company has estimated that the most likely outcome will result in payment to the LMI Claimants in a range of $10.0 to $20.0. The Company recorded a liability for an amount within this range as of December 31, 2010.

Insurance Allocation Agreement between the Company and Dow Chemical

A number of the products liability insurance policies relevant to claims against the Company name the Company and Dow Chemical as co-insureds (the “Shared Insurance Assets”). In order to resolve issues related to the amount of the Shared Insurance Assets that would be available to the Company for resolution of its products liability claims, the Company and Dow Chemical entered into an insurance allocation agreement. Under this agreement, 25% of certain of the Shared Insurance Assets were paid by the Company to Dow Chemical subsequent to the Effective Date. The maximum $285.0 liability was paid in full as of September 30, 2009. In accordance with the agreement, a portion of any such amounts paid to Dow Chemical, to the extent not used by Dow Chemical to pay certain products liability claims, will be paid over to the Company after the expiration of a 17.5-year period commencing on the Effective Date.

Commercial Creditor Issues

The Joint Plan of Reorganization provides that each of the Company’s commercial creditors (the “Commercial Creditors”) would receive in cash the sum of (a) an amount equal to the principal amount of their claims and (b) interest on such claims. The actual amount of interest that will ultimately be paid to these Commercial Creditors is uncertain due to pending litigation between the Company and the Commercial Creditors regarding the appropriate interest rates to be applied to outstanding obligations from the Filing Date through the Effective Date (the “Pendency Interest”) as well as the presence of any recoverable fees, costs and expenses.

The Company’s position is that (a) Pendency Interest should be (i) an amount determined by applying non-default rates of interest for floating rate obligations in accordance with the formulas in the relevant contracts, except that the aggregate amount of interest cannot be less than that resulting from the application of a fixed rate of 6.28% through the Effective Date and (ii) the higher of the relevant contract rates or 6.28% for all other obligations to the Commercial Creditors through the Effective Date, (b) interest payable to the Commercial Creditors for periods following the Effective Date should be computed at 5% and (c) default interest rates should not apply (the “Company’s Position”). The Commercial Creditors’ position is that (a) Pendency Interest should be an amount determined by applying default rates of interest with respect to amounts overdue under the terms of the relevant debt and commercial agreements until the Effective Date, (b) interest payable to the Commercial Creditors for periods following the Effective Date should be computed at 5% and (c) certain of the Commercial Creditors are entitled to unspecified fees, costs and expenses. The Company has paid to the Commercial Creditors an amount of interest that the Company considers to be undisputed, which was calculated by application of the Company’s Position (the “Undisputed Portion”).

In July 2006, the U.S. Court of Appeals for the Sixth Circuit concluded that there is a general presumption that contractually specified default interest should be paid by a solvent debtor to unsecured creditors (the “Interest Rate Presumption”) and permitting the Company’s Commercial Creditors to recover fees, costs and expenses where allowed by relevant loan agreements and state law. The matter was remanded to the U.S. District Court for the Eastern District of Michigan for further proceedings to determine the presence of equitable considerations that would preclude the application of the Interest Rate Presumption or, in the absence of equitable considerations, what the default rates of interest will be, along with any recoverable fees, costs and expenses.

As of December 31, 2010, the Company has paid approximately $1.5 billion to the Commercial Creditors, representing principal and the Undisputed Portion. As of December 31, 2010, the Company has estimated its liability payable to the Commercial Creditors to be within a range of $81.4 to $267.9. However, no single amount within the range appears to be a better estimate than any other amount within the range. Therefore, the Company has recorded the minimum liability within the range. As of December 31, 2010 and December 31, 2009, the amount of interest included in “Accrued interest” recorded in the consolidated balance sheets related to the Company’s potential obligation to pay additional interest to its Commercial Creditors in the Chapter 11 Proceeding was $79.9 and $76.1, respectively. The actual amount of interest that will be paid to these creditors is uncertain and will ultimately be resolved through continued proceedings in the District Court.

Risks and Uncertainties

While the Company does not anticipate a need to further revise amounts recorded in its consolidated financial statements for these Chapter 11 related matters, as additional facts and circumstances develop, it is at least reasonably possible that amounts recorded in the Company’s consolidated financial statements may be revised. Future revisions, if required, could have a material effect on the Company’s financial position or results of operations in the period or periods in which such revisions are recorded. Since any specific future developments, and the impact such developments might have on amounts recorded in the Company’s consolidated financial statements, are unknown at this time, an estimate of possible future adjustments cannot be made.

Environmental Matters

The Company was previously advised by the United States Environmental Protection Agency (“EPA”) or by similar state and non-U.S. national regulatory agencies that the Company, together with others, is a Potentially Responsible Party (“PRP”) with respect to a portion of the cleanup costs and other related matters involving a number of waste disposal sites. Management believes that there are 23 sites at which the Company may have some liability, although management expects to settle the Company’s liability for eight of these sites for de minimis amounts.

Based upon preliminary estimates by the EPA or the PRP groups formed with respect to these sites, the aggregate liabilities for all PRP’s at those sites at which management believes the Company may have more than a de minimis liability is $28.1. Management cannot estimate the aggregate liability for all PRP’s at all of the sites at which management expects the Company has a de minimis liability. The Company records accruals for environmental matters when it is probable that a liability has been incurred and the Company’s costs can be reasonably estimated. The amount accrued for environmental matters as of December 31, 2010 and 2009 was $2.1 and $3.2, respectively.

As additional facts and circumstances develop, it is at least reasonably possible that the accrued liability related to environmental matters may be revised. While there are a number of uncertainties with respect to the Company’s estimate of its ultimate liability for cleanup costs at these waste disposal sites, management believes that any costs incurred in excess of those accrued will not have a material adverse impact on the Company’s consolidated financial position or results of operations. This opinion is based upon the number of identified PRP’s at each site, the number of such PRP’s that are believed by management to be financially capable of paying their share of the ultimate liability, and the portion of waste sent to the sites for which management believes the Company might be held responsible based on available records.

Other Regulatory Matters

Companies that manufacture and sell chemical products may experience risks under current or future laws and regulations which may result in significant costs and liabilities. The Company routinely conducts health, toxicological and environmental tests of its products. The Company cannot predict what future legal, regulatory or other actions, if any, may be taken regarding the Company’s products or the consequences of their production and sale. Such actions could result in significant losses, and there can be no assurance that significant losses would not be incurred. However, based on currently available information, the Company’s management does not believe that any such actions would have a material adverse effect on the Company’s financial condition or results of operations.

Guarantees and Letters of Credit

Guarantees arise in the normal course of business from relationships with customers, employees and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. Non-performance under a contract by the guaranteed party triggers the obligation of the Company. The Company maintained an agreement to guarantee the debt of a nonconsolidated affiliate. The maximum amount of potential future payments under this guarantee was $63.6 as of December 31, 2010. The guarantee expires upon repayment of the debt which is due to be repaid by May 2013. The Company’s potential obligation under other guarantees is not material to the consolidated financial statements. The Company does not expect to be required to make any payments related to these agreements and no liability has been recorded on the Company’s consolidated balance sheets for the years ended December 31, 2010 and 2009.

The Company had outstanding letters of credit of $15.2 and $13.2 at December 31, 2010 and 2009, respectively. These letters of credit related primarily to the Company’s wholly-owned captive insurance subsidiary.

Leases

The Company leases certain real and personal property under agreements that generally require the Company to pay for maintenance, insurance and taxes. Lease expense was $51.8 in 2010, $51.1 in 2009 and $52.0 in 2008. The minimum future lease payments required under noncancellable operating leases at December 31, 2010 in the aggregate, are $262.2 including the following amounts due in each of the next five years: 2011 - $41.2, 2012 - $31.4, 2013 - $24.6, 2014 - $19.7 and 2015 - $17.7.

Warranties

In the normal course of business to facilitate sales of its products, the Company has issued product warranties, and it has entered into contracts and purchase orders that often contain standard terms and conditions that typically include a warranty. The Company’s warranty activities do not have a material impact on the Company’s consolidated financial position or results of operations.

NOTE 17 – RELATED PARTY TRANSACTIONS

The Company has transactions in the normal course of business with its shareholders, Dow Chemical and Corning and their affiliates. The following tables summarize related party transactions for the year ended December 31 and balances with the Company’s shareholders as of December 31.

	2010	2009	2008
Sales to Dow Chemical	$14.4	$14.6	$12.9
Sales to Corning	19.3	17.1	13.8
Purchases from Dow Chemical	68.1	43.5	64.7

	2010	2009
Accounts receivable from Dow Chemical	$0.4	$0.8
Accounts receivable from Corning	1.2	1.1
Accounts payable to Dow Chemical	5.3	4.0

In addition, non-wholly owned consolidated subsidiaries of the Company have transactions in the normal course of business with their noncontrolling shareholders. The following tables summarize related party transactions for the year ended December 31 and balances between these non-wholly owned consolidated subsidiaries and their minority owners as of December 31.

	2010	2009	2008
Sales to minority owners	$483.9	$436.6	$383.1
Purchases from minority owners	275.9	77.8	85.3

	2010	2009
Accounts receivable from minority owners	$137.9	$80.3
Accounts payable to minority owners	8.1	3.3

Management believes the costs of such purchases and the prices for such sales were competitive with purchases from other suppliers and sales to other customers.

In addition, DCT loans excess funds to its minority shareholder Toray Industries, Inc. The amount of loans receivable at December 31, 2010 and 2009 was $42.1 and $20.6, respectively. These balances are included in “Notes and other receivables” in the consolidated balance sheets. Management believes that interest earned from this loan arrangement is at rates commensurate with market rates for companies of similar credit standing.

In December 2009, the Company purchased an office building and technology center from Rohm & Haas Investment Holding Co. Ltd, a subsidiary of The Dow Chemical Company for approximately $47.2.

