Form 10-Q
period 2011-03-31
DOW CHEMICAL CO /DE/
filed 2011-05-04
CIK 29915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2011

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                                        ☐  Yes    ☑   No

Class	Outstanding at March 31, 2011
Common Stock, par value $2.50 per share	1,175,579,518 shares

The Dow Chemical Company

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 31, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Income

	Three Months Ended
In millions, except per share amounts (Unaudited)	March 31, 2011	March 31, 2010
Net Sales	$14,733	$13,417
Cost of sales	12,117	11,541
Research and development expenses	400	407
Selling, general and administrative expenses	700	662
Amortization of intangibles	123	128
Restructuring charges	-	16
Acquisition and integration related expenses	31	26
Equity in earnings of nonconsolidated affiliates	298	304
Sundry income (expense) - net	(449)	83
Interest income	7	7
Interest expense and amortization of debt discount	377	376
Income Before Income Taxes	841	655
Provision for income taxes	120	103
Net Income	721	552
Net income attributable to noncontrolling interests	11	1
Net Income Attributable to The Dow Chemical Company	710	551
Preferred stock dividends	85	85
Net Income Available for The Dow Chemical Company Common Stockholders	$625	$466

Per Common Share Data:
Earnings per common share - basic	$0.55	$0.42
Earnings per common share - diluted	$0.54	$0.41

Common stock dividends declared per share of common stock	$0.15	$0.15
Weighted-average common shares outstanding - basic	1,139.5	1,117.5
Weighted-average common shares outstanding - diluted	1,161.2	1,137.9

Depreciation	$559	$591
Capital Expenditures	$405	$294

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Balance Sheets In millions (Unaudited)	March 31, 2011	Dec. 31, 2010
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2011: $199; 2010: $145)	$3,562	$7,039
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2011: $138; 2010: $128)	5,413	4,616
Other	4,940	4,428
Inventories	8,132	7,087
Deferred income tax assets - current	557	611
Other current assets	379	349

Total current assets	22,983	24,130
Investments
Investment in nonconsolidated affiliates	3,299	3,453
Other investments (investments carried at fair value - 2011: $2,031; 2010: $2,064)	2,490	2,542
Noncurrent receivables	318	388

Total investments	6,107	6,383
Property
Property	52,825	51,648
Less accumulated depreciation	35,040	33,980

Net property (variable interest entities restricted - 2011: $1,505; 2010: $1,388)	17,785	17,668
Other Assets
Goodwill	13,048	12,967
Other intangible assets (net of accumulated amortization - 2011: $1,971; 2010: $1,805)	5,453	5,530
Deferred income tax assets - noncurrent	2,186	2,079
Asbestos-related insurance receivables - noncurrent	217	220
Deferred charges and other assets	663	611

Total other assets	21,567	21,407
Total Assets	$68,442	$69,588

Liabilities and Equity
Current Liabilities
Notes payable	$709	$1,467
Long-term debt due within one year	1,607	1,755
Accounts payable:
Trade	4,836	4,356
Other	2,263	2,249
Income taxes payable	432	349
Deferred income tax liabilities - current	97	105
Dividends payable	259	257
Accrued and other current liabilities	2,781	3,358

Total current liabilities	12,984	13,896
Long-Term Debt	19,078	20,605
Other Noncurrent Liabilities
Deferred income tax liabilities - noncurrent	1,284	1,295
Pension and other postretirement benefits - noncurrent	7,526	7,492
Asbestos-related liabilities - noncurrent	655	663
Other noncurrent obligations	3,078	2,995

Total other noncurrent liabilities	12,543	12,445
Stockholders’ Equity
Preferred stock, series A	4,000	4,000
Common stock	2,939	2,931
Additional paid-in capital	2,243	2,286
Retained earnings	18,187	17,736
Accumulated other comprehensive loss	(3,881)	(4,399)
Unearned ESOP shares	(467)	(476)
Treasury stock at cost	-	(239)

The Dow Chemical Company’s stockholders’ equity	23,021	21,839

Noncontrolling interests	816	803

Total equity	23,837	22,642
Total Liabilities and Equity	$68,442	$69,588

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended
In millions (Unaudited)	March 31, 2011	March 31, 2010

Operating Activities
Net Income	$721	$552
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	731	757
Credit for deferred income tax	(112)	(155)
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	210	(12)
Pension contributions	(220)	(77)
Net (gain) loss on sales of investments	(16)	30
Net gain on sales of property, businesses and consolidated companies	(4)	(92)
Other net (gain) loss	(1)	12
Restructuring charges	-	16
Loss on early extinguishment of debt	472	-
Excess tax benefits from share-based payment arrangements	(9)	(1)
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(1,940)	(1,536)
Proceeds from interests in trade accounts receivable conduits	990	528
Inventories	(1,045)	(605)
Accounts payable	351	343
Other assets and liabilities	(303)	226

Cash used in operating activities	(175)	(14)

Investing Activities
Capital expenditures	(405)	(294)
Construction of assets pending sale / leaseback	(62)	-
Proceeds from sale / leaseback of assets	46	-
Proceeds from sales of property, businesses and consolidated companies	81	104
Acquisitions of businesses	(6)	(5)
Investments in consolidated companies, net of cash acquired	(54)	(62)
Investments in nonconsolidated affiliates	(36)	(50)
Distributions from nonconsolidated affiliates	27	18
Change in restricted cash	-	482
Purchases of investments	(159)	(321)
Proceeds from sales and maturities of investments	216	327

Cash provided by (used in) investing activities	(352)	199

Financing Activities
Changes in short-term notes payable	55	528
Proceeds from notes payable	-	84
Payments on notes payable	-	(657)
Proceeds from issuance of long-term debt	20	171
Payments on long-term debt	(2,923)	(75)
Purchases of treasury stock	(19)	(9)
Proceeds from issuance of common stock	54	13
Proceeds from sales of common stock	98	51
Excess tax benefits from share-based payment arrangements	9	1
Contribution from noncontrolling interests	20	-
Distributions to noncontrolling interests	(18)	-
Dividends paid to stockholders	(256)	(253)

Cash used in financing activities	(2,960)	(146)

Effect of Exchange Rate Changes on Cash	10	(8)

Cash Assumed in Initial Consolidation of Variable Interest Entities	-	46

Summary
Increase (Decrease) in cash and cash equivalents	(3,477)	77
Cash and cash equivalents at beginning of year	7,039	2,846

Cash and cash equivalents at end of period	$3,562	$2,923

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Equity

	Three Months Ended
In millions (Unaudited)	March 31, 2011	March 31, 2010
Preferred Stock
Balance at beginning of year and end of period	$4,000	$4,000

Common Stock
Balance at beginning of year	2,931	2,906
Common stock issued	8	2

Balance at end of period	2,939	2,908

Additional Paid-in Capital
Balance at beginning of year	2,286	1,913
Common stock issued	47	2
Stock-based compensation and allocation of ESOP shares	(90)	(7)

Balance at end of period	2,243	1,908

Retained Earnings
Balance at beginning of year	17,736	16,704
Net income available for The Dow Chemical Company common stockholders	625	466
Dividends declared on common stock (Per share: $0.15 in 2011, $0.15 in 2010)	(172)	(168)
Other	(2)	(8)
Impact of adoption of ASU 2009-17, net of tax	-	(248)

Balance at end of period	18,187	16,746

Accumulated Other Comprehensive Loss
Unrealized Gains on Investments at beginning of year	111	79
Net change in unrealized gains	14	13

Balance at end of period	125	92

Cumulative Translation Adjustments at beginning of year	367	624
Translation adjustments	441	(430)

Balance at end of period	808	194

Pension and Other Postretirement Benefit Plans at beginning of year	(4,871)	(4,587)
Adjustments to pension and other postretirement benefit plans	72	42

Balance at end of period	(4,799)	(4,545)

Accumulated Derivative Loss at beginning of year	(6)	(8)
Net hedging results	(2)	1
Reclassification to earnings	(7)	8

Balance at end of period	(15)	1

Total accumulated other comprehensive loss	(3,881)	(4,258)

Unearned ESOP Shares
Balance at beginning of year	(476)	(519)
Shares allocated to ESOP participants	9	11

Balance at end of period	(467)	(508)

Treasury Stock
Balance at beginning of year	(239)	(557)
Purchases	(19)	(9)
Issuance to employees and employee plans	258	187

Balance at end of period	-	(379)

The Dow Chemical Company’s Stockholders’ Equity	23,021	20,417

Noncontrolling Interests
Balance at beginning of year	803	569
Net income attributable to noncontrolling interests	11	1
Distributions to noncontrolling interests	(18)	-
Capital contributions	20	-
Impact of adoption of ASU 2009-17	-	100
Other	-	5

Balance at end of period	816	675

Total Equity	$23,837	$21,092

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	March 31, 2011	March 31, 2010

Net Income	$721	$552

Other Comprehensive Income (Loss), Net of Tax
Net change in unrealized gains on investments	14	13
Translation adjustments	441	(430)
Adjustments to pension and other postretirement benefit plans	72	42
Net gains (losses) on cash flow hedging derivative instruments	(9)	9

Total other comprehensive income (loss)	518	(366)

Comprehensive Income	1,239	186

Comprehensive income attributable to noncontrolling interests, net of tax	11	1

Comprehensive Income Attributable to The Dow Chemical Company	$1,228	$185

See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
PART I – FINANCIAL INFORMATION, Item 1. Financial Statements.
(Unaudited)	Notes to the Consolidated Financial Statements

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of The Dow Chemical Company and its subsidiaries (“Dow” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Certain changes to prior year cash flow amounts have been made to reflect changes made in the second quarter of 2010. The changes were related to the presentation of transfers of financial assets due to clarifying interpretive guidance issued in the second quarter of 2010 and the proper recording of restricted cash of variable interest entities newly consolidated on January 1, 2010. A change to prior year balance sheet amounts has been made to properly classify the current portion of “Deferred charges and other assets” of $349 million to “Other current assets.”

NOTE B – RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance

On January 1, 2011, the Company adopted Accounting Standard Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force.” This ASU amended the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

NOTE C – RESTRUCTURING

2009 Restructuring

On June 30, 2009, the Company’s Board of Directors approved a restructuring plan related to the Company’s acquisition of Rohm and Haas Company (“Rohm and Haas”) as well as actions to advance the Company’s strategy and to respond to continued weakness in the global economy. The restructuring plan included the elimination of approximately 2,500 positions primarily resulting from synergies to be achieved as a result of the acquisition of Rohm and Haas. In addition, the plan included the shutdown of a number of manufacturing facilities. These actions were substantially complete at March 31, 2011. As a result of the restructuring activities, the Company recorded pretax restructuring charges of $677 million in the second quarter of 2009, consisting of asset write-downs and write-offs of $454 million, costs associated with exit or disposal activities of $68 million and severance costs of $155 million.

The severance component of the 2009 restructuring charges of $155 million was for the separation of approximately 2,500 employees under the terms of the Company’s ongoing benefit arrangements, primarily over two years. At December 31, 2010, severance of $149 million had been paid and a currency adjusted liability of $6 million remained for approximately 189 employees. In the first quarter of 2011, the remaining severance of $6 million was paid, bringing the program to a close.

The following table summarizes the 2011 activities related to the Company’s restructuring reserve:

2011 Activities Related to 2009 Restructuring In millions	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Reserve balance at December 31, 2010	$ 68	$ 6	$74
Cash payments	-	(6)	(6)
Reserve balance at March 31, 2011	$ 68	-	$68

The shutdowns related to the 2009 restructuring plan are substantially complete, with remaining liabilities primarily related to environmental remediation to be paid over time.

2010 Adjustments to the 2009 Restructuring Plan

In the first quarter of 2010, the Company recorded an additional $8 million charge to adjust the impairment of long-lived assets and other assets related to the United States Federal Trade Commission (“FTC”) required divestitures completed in the first quarter of 2010, and an additional $8 million charge related to the shutdown of a small manufacturing facility under the 2009 restructuring plan. The impact of these charges is shown as “Restructuring charges” in the consolidated statements of income and was reflected in the following operating segments: Electronic and Specialty Materials ($8 million), Coatings and Infrastructure ($5 million) and Performance Products ($3 million).

Restructuring Reserve Assumed from Rohm and Haas

Included in liabilities assumed in the April 1, 2009 acquisition of Rohm and Haas was a reserve for severance and employee benefits for the separation of employees under the terms of Rohm and Haas’ ongoing benefit arrangement. The separations resulted from plant shutdowns, production schedule adjustments, productivity improvements and reductions in support services. A currency adjusted liability of $12 million remained at December 31, 2010; $5 million for employees who have left the Company and will continue to receive annuity payments primarily through the third quarter of 2011 and $7 million for approximately 44 employees. In the first quarter of 2011, the Company decreased the restructuring reserve $6 million to adjust the reserve to the expected future severance payments. The impact of this adjustment is shown as “Cost of sales” in the consolidated statements of income and was reflected in Corporate. Severance payments of $4 million were made in the first quarter of 2011, leaving a currency adjusted liability of $3 million at March 31, 2011; $1 million for employees who have left the Company and will continue to receive annuity payments primarily through the third quarter of 2011 and $2 million for approximately 20 employees, with anticipated departure dates primarily through mid-2011.

Restructuring Reserve Assumed from Rohm and Haas
In millions	Severance Costs
Reserve balance at December 31, 2010	$ 12
Cash payments	(4)
Adjustments to reserve	(6)
Foreign currency impact	1
Reserve balance at March 31, 2011	$ 3

NOTE D – ACQUISITIONS AND DIVESTITURES

Rohm and Haas Acquisition and Integration Related Expenses

During the first quarter of 2011, pretax charges totaling $31 million ($26 million in the first quarter of 2010) were recorded for integration costs related to the April 1, 2009 acquisition of Rohm and Haas. These charges were recorded in “Acquisition and integration related expenses” and reflected in Corporate.

Divestitures Required as a Condition to the Acquisition of Rohm and Haas

As a condition of the FTC’s approval of the April 1, 2009 acquisition of Rohm and Haas, the Company was required to divest a portion of its acrylic monomer business, a portion of its specialty latex business and its hollow sphere particle business. On July 31, 2009, the Company entered into a definitive agreement that included the sale of the portion of its acrylic monomer business and the portion of its specialty latex business. The sale was completed on January 25, 2010. Additional impairment charges of $8 million related to these assets were recognized in the first quarter of 2010 (see Note C).

Divestiture of the Styron Business Unit

On March 2, 2010, the Company announced the entry into a definitive agreement to sell the Styron business unit (“Styron”) to an affiliate of Bain Capital Partners. The definitive agreement specified the assets and liabilities related to the businesses and products to be included in the sale. On June 17, 2010, the sale was completed. The proceeds included a $75 million long-term note receivable. In addition, the Company elected to acquire a 7.5 percent equity interest in the resulting privately held, global materials company.

On February 3, 2011, Styron repaid the $75 million long-term note receivable, plus interest. In the first quarter of 2011, the Company received dividend income of $25 million, recorded in “Sundry income (expense) – net” in the consolidated statements of income and reflected in Corporate. The Company continues to hold a 6.5 percent equity interest at March 31, 2011.

NOTE E – INVENTORIES

The following table provides a breakdown of inventories:

Inventories	March 31,	Dec. 31,
In millions	2011	2010
Finished goods	$4,742	$4,289
Work in process	1,901	1,498
Raw materials	806	644
Supplies	683	656
Total inventories	$8,132	$7,087

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $1,180 million at March 31, 2011 and $1,003 million at December 31, 2010.

NOTE F – NONCONSOLIDATED AFFILIATES

The table below presents summarized financial information for Dow Corning Corporation, a significant nonconsolidated affiliate (at 100 percent):

Summarized Income Statement Information	Three Months Ended
for Dow Corning Corporation In millions	March 31, 2011	March 31, 2010
Sales	$1,579	$1,354
Gross profit	$539	$506
Net income attributable to Dow Corning Corporation	$179	$218

NOTE G – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the carrying amount of goodwill by operating segment:

Goodwill	Electronic	Coatings
In millions	and Specialty Materials	and Infra- structure	Health and Ag Sciences	Perf Systems	Perf Products	Plastics	Hydro- carbons	Total
Net goodwill at Dec. 31, 2010	$5,747	$4,191	$1,546	$859	$526	$35	$63	$12,967
Foreign currency impact	33	37	-	7	4	-	-	81
Net goodwill at March 31, 2011	$5,780	$4,228	$1,546	$866	$530	$35	$63	$13,048

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	At March 31, 2011			At December 31, 2010
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$1,733	$ (509)	$1,224	$1,733	$ (466)	$1,267
Patents	122	(97)	25	121	(95)	26
Software	995	(535)	460	965	(506)	459
Trademarks	693	(184)	509	693	(168)	525
Customer related	3,700	(564)	3,136	3,647	(492)	3,155
Other	126	(82)	44	122	(78)	44
Total other intangible assets, finite lives	$7,369	$(1,971)	$5,398	$7,281	$(1,805)	$5,476
IPR&D (1), indefinite lives	55	-	55	54	-	54
Total other intangible assets	$7,424	$(1,971)	$5,453	$7,335	$(1,805)	$5,530

(1) Purchased in-process research and development (“IPR&D”).

The following table provides information regarding amortization expense related to intangible assets:

Amortization Expense	Three Months Ended
In millions	March 31, 2011	March 31, 2010
Other intangible assets, excluding software	$123	$128
Software, included in “Cost of sales”	$23	$21

Total estimated amortization expense related to intangible assets for 2011 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2011	$613
2012	$554
2013	$532
2014	$508
2015	$491
2016	$481

NOTE H – FINANCIAL INSTRUMENTS

Investments

The Company’s investments in marketable securities are primarily classified as available-for-sale.

Investing Results	Three Months Ended
In millions	March 31, 2011	March 31, 2010
Proceeds from sales of available-for-sale securities	$190	$320
Gross realized gains	$9	$13
Gross realized losses	$(1)	$(1)

The following table summarizes the contractual maturities of the Company’s investments in debt securities:

Contractual Maturities of Debt Securities at March 31, 2011
In millions	Amortized Cost	Fair Value
Within one year	$ 39	$ 40
One to five years	562	607
Six to ten years	525	554
After ten years	233	256
Total	$1,359	$1,457

At March 31, 2011, the Company had $1.0 billion of held-to-maturity securities (primarily Treasury Bills) classified as cash equivalents, as these securities had original maturities of three months or less ($3.2 billion at December 31, 2010). The Company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. At March 31, 2011, the Company had investments in money market funds of $101 million classified as cash equivalents ($35 million at December 31, 2010).

The net unrealized gain recognized during the first quarter of 2011 on trading securities held at March 31, 2011 was $11 million ($7 million at March 31, 2010).

The following tables provide the fair value and gross unrealized losses of the Company’s investments that were deemed to be temporarily impaired at March 31, 2011 and December 31, 2010, aggregated by investment category:

Temporarily Impaired Securities Less than 12 Months (1)
	At March 31, 2011		At Dec. 31, 2010
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
Government debt (2)	$103	$(2)	$62	$(2)
Corporate bonds	56	(1)	43	(1)
Total debt securities	$159	$(3)	$105	$(3)
Equity securities	32	(4)	52	(3)
Total temporarily impaired securities	$191	$(7)	$157	$(6)

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

For debt securities, the credit rating of the issuer, current credit rating trends, the trends of the issuer’s overall sector, the ability of the issuer to pay expected cash flows and the length of time the security has been in a loss position are considered in determining whether unrealized losses represent an other-than-temporary impairment. The Company did not have any credit-related losses during the first quarters of 2011 or 2010.

For equity securities, the Company’s investments are primarily in Standard & Poor’s (“S&P”) 500 companies; however, the Company’s policies allow investments in companies outside of the S&P 500. The largest holdings are Exchange Traded Funds that represent the S&P 500 index or an S&P sector or subset. The Company considers the evidence to support the recovery of the cost basis of a security including volatility of the stock, the length of time the security has been in a loss position, value and growth expectations, and overall market and sector fundamentals, as well as technical analysis, in determining whether unrealized losses represent an other-than-temporary impairment. In the first quarter of 2011, other-than-temporary impairment write-downs on investments still held by the Company were $2 million (zero in the first quarter of 2010).

The aggregate cost of the Company’s cost method investments totaled $165 million at March 31, 2011 and $171 million at December 31, 2010. Due to the nature of these investments, the fair market value is not readily determinable. These investments are reviewed for impairment indicators. At March 31, 2011, the Company’s impairment analysis identified indicators that resulted in no reduction in the cost basis of these investments ($15 million at March 31, 2010).

The following table summarizes the fair value of financial instruments at March 31, 2011 and December 31, 2010:

Fair Value of Financial Instruments
	At March 31, 2011				At December 31, 2010
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities: (1)
Debt securities:
Government debt (2)	$ 616	$ 35	$ (2)	$ 649	$ 603	$ 40	$(2)	$ 641
Corporate bonds	743	66	(1)	808	760	72	(1)	831
Total debt securities	$1,359	$101	$ (3)	$1,457	$1,363	$112	$(3)	$1,472
Equity securities	464	115	(5)	574	501	94	(3)	592
Total marketable securities	$1,823	$216	$(8)	$2,031	$1,864	$206	$(6)	$2,064
Long-term debt incl. debt due within one year (3)	$(20,685)	$195	$(2,189)	$(22,679)	$(22,360)	$175	$(2,530)	$(24,715)
Derivatives relating to:
Foreign currency	-	$11	$(37)	$(26)	-	$40	$(38)	$2
Commodities	-	$14	$(5)	$9	-	$14	$(4)	$10

(1) Included in “Other investments” in the consolidated balance sheets.

(2) U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

(3) Cost includes fair value adjustments of $23 million at March 31, 2011 and December 31, 2010.

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

The Company’s risk management program for interest rate, foreign currency and commodity risks is based on fundamental, mathematical and technical models that take into account the implicit cost of hedging. Risks created by derivative instruments and the mark-to-market valuations of positions are strictly monitored at all times, using value at risk and stress tests. Credit risk arising from these contracts is not significant because the Company minimizes counterparty concentration, deals primarily with major financial institutions of solid credit quality, and the majority of its hedging transactions mature in less than three months. In addition, the Company minimizes concentrations of credit risk through its global orientation in diverse businesses with a large number of diverse customers and suppliers. It is the Company’s policy not to have credit-risk-related contingent features in its derivative instruments. The Company does not anticipate losses from credit risk, and the net cash requirements arising from counterparty risk associated with risk management activities are not expected to be material in 2011. No significant concentration of credit risk existed at March 31, 2011.

The Company reviews its overall financial strategies and the impacts from using derivatives in its risk management program with the Company’s Board of Directors and revises its strategies as market conditions dictate.

Interest Rate Risk Management

The Company enters into various interest rate contracts with the objective of lowering funding costs or altering interest rate exposures related to fixed and variable rate obligations. In these contracts, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. At March 31, 2011, the Company had open interest rate swaps with maturity dates prior to 2013.

Foreign Currency Risk Management

The Company’s global operations require active participation in foreign exchange markets. The Company enters into foreign exchange forward contracts and options, and cross-currency swaps to hedge various currency exposures or create desired exposures. Exposures primarily relate to assets, liabilities and bonds denominated in foreign currencies, as well as economic exposure, which is derived from the risk that currency fluctuations could affect the dollar value of future cash flows related to operating activities. The primary business objective of the activity is to optimize the U.S. dollar value of the Company’s assets, liabilities and future cash flows with respect to exchange rate fluctuations. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. At March 31, 2011, the Company had forward contracts, options and cross-currency swaps to buy, sell or exchange foreign currencies. These contracts had various expiration dates, primarily in the second quarter of 2011.

Commodity Risk Management

The Company has exposure to the prices of commodities in its procurement of certain raw materials. The primary purpose of commodity hedging activities is to manage the price volatility associated with these forecasted inventory purchases. At March 31, 2011, the Company had futures contracts, options and swaps to buy, sell or exchange commodities. These agreements had various expiration dates through 2012.

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

The net loss from previously terminated interest rate cash flow hedges included in AOCI at March 31, 2011 was $1 million after tax ($2 million after tax at December 31, 2010). The Company had no open interest rate derivatives designated as cash flow hedges at March 31, 2011 or December 31, 2010.

Current open foreign currency forward contracts hedge the currency risk of forecasted feedstock purchase transactions until June 2011. The effective portion of the mark-to-market effects of the foreign currency forward contracts is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying feedstock purchase affects income. The net loss from the foreign currency hedges included in AOCI at March 31, 2011 was $17 million after tax ($4 million after tax at December 31, 2010). At March 31, 2011, the Company had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a notional U.S. dollar equivalent of $422 million ($827 million at December 31, 2010).

Commodity swaps, futures and option contracts with maturities of not more than 36 months are utilized and designated as cash flow hedges of forecasted commodity purchases. Current open contracts hedge forecasted transactions until December 2011. The effective portion of the mark-to-market effect of the cash flow hedge instrument is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying commodity purchase affects income. The net gain from commodity hedges included in AOCI at March 31, 2011 was $1 million after tax ($3 million after tax at December 31, 2010). At March 31, 2011 and December 31, 2010, the Company had the following aggregate notionals of outstanding commodity forward contracts to hedge forecasted purchases:

Commodity	March 31, 2011	Dec. 31, 2010	Notional Volume Unit
Crude Oil	0.1	0.1	million barrels
Ethane	1.3	1.6	million barrels
Natural Gas	-	2.7	million million British thermal units

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current period income and reflected as “Interest expense and amortization of debt discount” in the consolidated statements of income. The short-cut method is used when the criteria are met. The Company had interest rate swaps designated as fair value hedges of underlying fixed rate debt obligations with a notional U.S. dollar equivalent of $85 million at March 31, 2011 (zero at December 31, 2010).

Net Foreign Investment Hedges

For derivative instruments that are designated and qualify as net foreign investment hedges, the effective portion of the gain or loss on the derivative is included in “Cumulative Translation Adjustments” in AOCI. The results of hedges of the Company’s net investment in foreign operations included in “Cumulative Translation Adjustments” in AOCI was a net loss of $36 million after tax at March 31, 2011 (net gain of $70 million after tax at December 31, 2010). At March 31, 2011 and December 31, 2010, the Company had no open forward contracts or outstanding options to buy, sell or exchange foreign currencies that were designated as net foreign investment hedges. At March 31, 2011, the Company had outstanding foreign-currency denominated debt designated as a hedge of net foreign investment of $1,308 million ($1,250 million at December 31, 2010).

Other Derivative Instruments

The Company utilizes futures, options and swap instruments that are effective as economic hedges of commodity price exposures, but do not meet the hedge accounting criteria in the accounting guidance for derivatives and hedging. At March 31, 2011 and December 31, 2010, the Company had the following aggregate notionals of outstanding commodity contracts:

Commodity	March 31, 2011	Dec. 31, 2010	Notional Volume Unit
Crude Oil	0.2	-	million barrels
Ethane	3.7	3.8	million barrels
Naphtha	179.8	-	kilotons
Natural Gas	9.7	12.0	million million British thermal units

The Company also uses foreign exchange forward contracts, options, and cross-currency swaps that are not designated as hedging instruments primarily to manage foreign currency and interest rate exposure. The Company had open foreign exchange contracts with various expiration dates to buy, sell or exchange foreign currencies with a notional U.S. dollar equivalent of $13,868 million at March 31, 2011 ($13,944 million at December 31, 2010).

The following table provides the fair value and gross balance sheet classification of derivative instruments at March 31, 2011 and December 31, 2010:

Fair Value of Derivative Instruments		March 31,	Dec. 31,
In millions	Balance Sheet Classification	2011	2010
Asset Derivatives
Derivatives designated as hedges:
Foreign currency	Accounts and notes receivable – Other	$ 7	$ 9
Commodities	Other current assets (1)	6	7
Total derivatives designated as hedges		$13	$ 16
Derivatives not designated as hedges:
Foreign currency	Accounts and notes receivable – Other	$35	$ 77
Commodities	Other current assets (1)	27	23
Total derivatives not designated as hedges		$62	$100
Total asset derivatives		$75	$116
Liability Derivatives
Derivatives designated as hedges:
Foreign currency	Accounts payable – Other	$14	$ 20
Commodities	Accounts payable – Other	2	8
Total derivatives designated as hedges		$16	$ 28
Derivatives not designated as hedges:
Foreign currency	Accounts payable – Other	$54	$ 64
Commodities	Accounts payable – Other	20	16
Total derivatives not designated as hedges		$74	$ 80
Total liability derivatives		$90	$108

(1) Included in “Accounts and notes receivable – Other” in the consolidated balance sheet at December 31, 2010.

Effect of Derivative Instruments for the three months ended March 31, 2011 In millions	Change in Unrealized Gain (Loss) in AOCI (1,2)	Income Statement Classification	Gain Reclassified from AOCI to Income (3)	Additional Gain (Loss) Recognized in Income (3,4)
Derivatives designated as hedges:
Fair value:
Interest rates	-	Interest expense (5)	-	$(1)
Cash flow:
Commodities	$ 5	Cost of sales	$ 5	-
Foreign currency	(11)	Cost of sales	2	-
Total derivatives designated as hedges	$ (6)		$ 7	$(1)
Derivatives not designated as hedges:
Foreign currency (6)	-	Sundry income (expense) – net	-	$(1)
Commodities	-	Cost of sales	-	1
Total derivatives not designated as hedges	-		-	-
Total derivatives	$ (6)		$ 7	$(1)

Effect of Derivative Instruments for the three months ended March 31, 2010 In millions	Change in Unrealized Gain (Loss) in AOCI (1,2)	Income Statement Classification	Loss Reclassified from AOCI to Income (3)	Additional Gain (Loss) Recognized in Income (3,4)
Derivatives designated as hedges:
Cash flow:
Commodities	$ (4)	Cost of sales	$ (2)	-
Foreign currency	10	Cost of sales	(6)	-
Net foreign investment:
Foreign currency	(3)	n/a	-	-
Total derivatives designated as hedges	$ 3		$ (8)	-
Derivatives not designated as hedges:
Foreign currency (6)	-	Sundry income (expense) – net	-	$99
Commodities	-	Cost of sales	-	(1)
Total derivatives not designated as hedges	-		-	$98
Total derivatives	$ 3		$ (8)	$98
(1)	Accumulated other comprehensive income (loss) (“AOCI”).
(2)	Net unrealized gains/losses from hedges related to interest rates and commodities are included in “Accumulated Derivative Gain (Loss) – Net hedging results” in the consolidated statements of equity; net unrealized gains/losses from hedges related to foreign currency (net of tax) are included in “Cumulative Translation Adjustments – Translation adjustments” in the consolidated statements of equity.
(3)	Pretax amounts.
(4)	Amounts impacting income not related to AOCI reclassification; also includes immaterial amounts of hedge ineffectiveness.
(5)	Interest expense and amortization of debt discount.
(6)	Foreign currency derivatives not designated as hedges are offset by foreign exchange gains/losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.

The net after-tax amounts to be reclassified from AOCI to income within the next 12 months are a $1 million loss for interest rate contracts, a $1 million gain for commodity contracts and a $17 million loss for foreign currency contracts.

NOTE I – FAIR VALUE MEASUREMENTS

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements on a Recurring Basis at March 31, 2011 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Interests in trade accounts receivable conduits (2)	-	-	$1,343	-	$1,343
Equity securities (3)	$536	$ 38	-	-	574
Debt securities: (3)
Government debt (4)	-	649	-	-	649
Corporate bonds	-	808	-	-	808
Derivatives relating to: (5)
Foreign currency	-	42	-	$ (31)	11
Commodities	12	21	-	(19)	14
Total assets at fair value	$548	$ 1,558	$1,343	$ (50)	$3,399
Liabilities at fair value:
Derivatives relating to: (5)
Foreign currency	-	$ 68	-	$ (31)	$ 37
Commodities	$ 3	19	-	(17)	5
Total liabilities at fair value	$ 3	$ 87	-	$ (48)	$ 42

Basis of Fair Value Measurements on a Recurring Basis at December 31, 2010 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Interests in trade accounts receivable conduits (2)	-	-	$1,267	-	$1,267
Equity securities (3)	$556	$ 36	-	-	592
Debt securities: (3)
Government debt (4)	-	641	-	-	641
Corporate bonds	-	831	-	-	831
Derivatives relating to: (5)
Foreign currency	-	86	-	$(46)	40
Commodities	12	18	-	(16)	14
Total assets at fair value	$568	$ 1,612	$1,267	$(62)	$3,385
Liabilities at fair value:
Derivatives relating to: (5)
Foreign currency	-	$ 84	-	$(46)	$38
Commodities	$ 7	17	-	(20)	4
Total liabilities at fair value	$ 7	$ 101	-	$(66)	$42
(1)	Cash collateral is classified as “Accounts and notes receivable – Other” in the consolidated balance sheets. Amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.
(2)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets. See Note K for additional information on transfers of financial assets.
(3)	The Company’s investments in equity and debt securities are primarily classified as available-for-sale and are included in “Other investments” in the consolidated balance sheets.
(4)	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.
(5)	See Note H for the classification of derivatives in the consolidated balance sheets.

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding assets and liabilities. The Company had borrowed $2 million of cash collateral against $10 million of unrealized gains at March 31, 2011 (posted $4 million of cash collateral at December 31, 2010). The net $8 million at March 31, 2011 and $4 million at December 31, 2010 were classified as “Accounts and notes receivable – Other” in the consolidated balance sheets.

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

There were no significant transfers between Levels 1 and 2 in the first quarter of 2011 or the year ended December 31, 2010.

For assets classified as Level 3 measurements, the fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity. The fair value of the Company’s interests held in trade receivable conduits is determined by calculating the expected amount of cash to be received using the key input of anticipated credit losses in the portfolio of receivables sold that have not yet been collected (1.55 percent for North America and zero for Europe at March 31, 2011). Given the short-term nature of the underlying receivables, discount rate and prepayments are not factors in determining the fair value of the interests. See Note K for further information on assets classified as Level 3 measurements.

The following table summarizes the changes in fair value measurements using Level 3 inputs for the quarters ended March 31, 2011 and 2010:

Fair Value Measurements Using Level 3 Inputs Interests Held in Trade Receivable Conduits (1) In millions	2011	2010
Balance at January 1	$1,267	-
Losses included in earnings (2)	(8)	-
Purchases – North America	937	$1,752
Purchases – Europe	137	-
Settlements – North America	(902)	(528)
Settlements – Europe	(88)	-
Balance at March 31	$1,343	$1,224
(1)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets.
(2)	Included in “Selling, general and administrative expenses” in the consolidated statements of income.

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

As part of the Joint Plan, Dow and Corning Incorporated agreed to provide a credit facility to Dow Corning in an aggregate amount of $300 million, which was reduced to $200 million effective June 1, 2010. The Company’s share of the credit facility was originally $150 million, but was reduced to $100 million effective June 1, 2010, and is subject to the terms and conditions stated in the Joint Plan. At March 31, 2011, no draws had been taken against the credit facility.

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

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At March 31, 2011, the Company had accrued obligations of $637 million for probable environmental remediation and restoration costs, including $59 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material adverse impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material adverse impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2010, the Company had accrued obligations of $607 million for probable environmental remediation and restoration costs, including $59 million for the remediation of Superfund sites.

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

At March 31, 2011, the accrual for these off-site matters was $36 million (included in the total accrued obligation of $637 million at March 31, 2011). At December 31, 2010, the Company had an accrual for these off-site matters of $32 million (included in the total accrued obligation of $607 million).

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

Based on Union Carbide’s review of 2011 activity, Union Carbide determined that no adjustment to the accrual was required at March 31, 2011. Union Carbide’s asbestos-related liability for pending and future claims was $720 million at March 31, 2011. Approximately 20 percent of the recorded liability related to pending claims and approximately 80 percent related to future claims.

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

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $50 million at March 31, 2011 and December 31, 2010. At March 31, 2011 and December 31, 2010, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.

The following table summarizes Union Carbide’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	March 31, 2011	Dec. 31, 2010
Receivables for defense costs – carriers with settlement agreements	$ 25	$ 12
Receivables for resolution costs – carriers with settlement agreements	204	236
Receivables for insurance recoveries – carriers without settlement agreements	50	50
Total	$279	$298

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $13 million in the first quarter of 2011 ($14 million in the first quarter of 2010), and was reflected in “Cost of sales.”

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

Additionally, on March 10, 2007, the Company received a Statement of Objections from the EC stating that it believed that DuPont Dow Elastomers L.L.C. (“DDE”), a former 50:50 joint venture with E.I. du Pont de Nemours and Company (“DuPont”), together with other participants in the synthetic rubber industry, engaged in conduct in violation of European competition laws with respect to the polychloroprene business. This Statement of Objections specifically names the Company, in its capacity as a former joint venture owner of DDE. On December 5, 2007, the EC announced its decision to impose a fine on the Company, among others, in the amount of Euro 48.675 million (approximately $69 million). The Company previously transferred its joint venture ownership interest in DDE to DuPont in 2005, and DDE then changed its name to DuPont Performance Elastomers L.L.C. (“DPE”). In February 2008, DuPont, DPE and the Company each filed an appeal of the December 5, 2007 decision of the EC. Based on the Company’s allocation agreement with DuPont, the Company’s share of this fine, regardless of the outcome of the appeals, will not have a material adverse impact on the Company’s consolidated financial statements.

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

A pension liability associated with this matter of $185 million was recognized as part of the acquisition of Rohm and Haas on April 1, 2009. The liability, which was determined in accordance with the accounting guidance for contingencies, recognized the estimated impact of the above described judicial decisions on the long-term Rohm and Haas Plan obligations owed to the applicable Rohm and Haas retirees and active employees. At March 31, 2011 and December 31, 2010, the Company had a liability of $186 million associated with this matter.

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

Purchase Commitments

The Company has numerous agreements for the purchase of ethylene-related products globally. The purchase prices are determined primarily on a cost-plus basis. Total purchases under these agreements were $714 million in 2010, $784 million in 2009 and $1,502 million in 2008. The Company’s take-or-pay commitments associated with these agreements at December 31, 2010 are included in the table below. There have been no material changes to purchase commitments since December 31, 2010.

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

The following tables provide a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at March 31, 2011 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2020	$ 453	$74
Residual value guarantees	2021	437	17
Total guarantees		$ 890	$91

Guarantees at December 31, 2010 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2020	$ 445	$80
Residual value guarantees	2020	391	17
Total guarantees		$ 836	$97

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

The aggregate carrying amount of asset retirement obligations recognized by the Company was $101 million at March 31, 2011 and $99 million at December 31, 2010. The discount rate used to calculate the Company’s asset retirement obligations was 1.78 percent. These obligations are included in the consolidated balance sheets as “Other noncurrent obligations.”

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

NOTE K – TRANSFERS OF FINANCIAL ASSETS

Sale of Trade Accounts Receivable in North America

The Company sells trade accounts receivable of select North America entities on a revolving basis to certain multi-seller commercial paper conduit entities. The Company maintains servicing responsibilities and the related costs are insignificant. The proceeds received are comprised of cash and interests in specified assets (the receivables sold by the Company) of the conduits that entitle the Company to the residual cash flows of such specified assets in the conduits after the commercial paper has been repaid. Neither the conduits nor the investors in those entities have recourse to other assets of the Company in the event of nonpayment by the debtors.

During the three months ended March 31, 2011, the Company recognized a loss of $2 million on the sale of receivables ($4 million during the three months ended March 31, 2010), which is classified as “Interest expense and amortization of debt discount” in the consolidated statements of income. The Company classifies its interests in the conduits as “Accounts and notes receivable – Other” on the consolidated balance sheets and those interests are carried at fair value. Fair value of the interests is determined by calculating the expected amount of cash to be received and is based on unobservable inputs (a Level 3 measurement). The key input in the valuation is percentage of anticipated credit losses, which was 1.55 percent, in the portfolio of receivables sold that have not yet been collected. Given the short-term nature of the underlying receivables, discount rates and prepayments are not factors in determining the fair value of the interests. At March 31, 2011, the carrying value of the interests held was $1,137 million ($1,110 million at December 31, 2010), which is the Company’s maximum exposure to loss related to the receivables sold.

The sensitivity of the fair value of the interests held to hypothetical adverse changes in the anticipated credit losses assumption are as follows (amounts shown are the corresponding hypothetical decreases in the carrying value of the interests):

Impact to Carrying Value In millions
10% adverse change	$2
20% adverse change	$5

Following is an analysis of certain cash flows between the Company and the North American conduits:

Cash Proceeds	Three Months Ended
In millions	March 31, 2011	March 31, 2010
Sale of receivables	-	$264
Collections reinvested in revolving receivables	$4,566	$2,949
Interests in conduits (1)	$902	$528

(1) Presented in operating activities in the consolidated statements of cash flows.

Delinquencies on the sold receivables that were still outstanding at March 31, 2011 were $105 million ($127 million at December 31, 2010). Trade accounts receivable outstanding and derecognized from the Company’s consolidated balance sheets at March 31, 2011 were $2,272 million ($1,930 million at December 31, 2010). Credit losses, net of any recoveries, on receivables sold during the quarters ended March 31, 2011 and 2010 were insignificant.

Sale of Trade Accounts Receivable in Europe

Since June 2010, the Company sold qualifying trade accounts receivable of select European entities on a revolving basis to certain multi-seller commercial paper conduit entities. The Company maintains servicing responsibilities and the related costs are insignificant. The proceeds received are comprised of cash and interests in specified assets (the receivables sold by the Company) of the conduits that entitle the Company to the residual cash flows of such specified assets in the conduits after the commercial paper has been repaid. Neither the conduits nor the investors in those entities have recourse to other assets of the Company in the event of nonpayment by the debtors.

During the three months ended March 31, 2011, the Company recognized a loss of $4 million on the sale of these receivables, which is classified as “Interest expense and amortization of debt discount” in the consolidated statements of income. The Company classifies its interests in the conduits as “Accounts and notes receivable – Other” on the consolidated balance sheets and those interests are carried at fair value. Fair value of the interests is determined by calculating the expected amount of cash to be received and is based on unobservable inputs (a Level 3 measurement). The key input in the valuation is percentage of anticipated credit losses, which was zero, in the portfolio of receivables sold that have not yet been collected. Given the short-term nature of the underlying receivables, discount rates and prepayments are not factors in determining the fair value of the interests. At March 31, 2011, the carrying value of the interests held was $206 million ($157 million at December 31, 2010), which is the Company’s maximum exposure to loss related to the receivables sold.

Following is an analysis of certain cash flows between the Company and the European conduits:

Cash Proceeds In millions	Three Months Ended March 31, 2011
Sale of receivables	$1
Collections reinvested in revolving receivables	$1,862
Interests in conduits (1)	$88

(1) Presented in operating activities in the consolidated statements of cash flows.

Delinquencies on the sold receivables still outstanding at March 31, 2011 were $27 million ($42 million at December 31, 2010). Trade accounts receivable outstanding and derecognized from the Company’s consolidated balance sheets at March 31, 2011 were $430 million ($405 million at December 31, 2010). There were no credit losses on receivables sold during the quarter ended March 31, 2011.

Sale of Trade Accounts Receivable in Asia Pacific

The Company sells participating interests in trade accounts receivable of select Asia Pacific entities for which the Company maintains servicing responsibilities and the related costs are insignificant. The third-party holders of the participating interests do not have recourse to the Company’s assets in the event of nonpayment by the debtors.

During the quarters ended March 31, 2011 and 2010, the Company recognized an insignificant loss on the sale of the participating interests in the receivables, which is classified as “Interest expense and amortization of debt discount” in the consolidated statements of income. The Company receives cash upon the sale of the participating interests in the receivables.

Following is an analysis of certain cash flows between the Company and the third-party holders of the participating interests:

Cash Proceeds	Three Months Ended
In millions	March 31, 2011	March 31, 2010
Sale of participating interests	$46	$49
Collections reinvested in revolving receivables	$45	$20

Following is additional information related to the sale of participating interests in the receivables under this facility:

Trade Accounts Receivable In millions	March 31, 2011	Dec. 31, 2010
Derecognized from the consolidated balance sheet	$ 17	$ 25
Outstanding in the consolidated balance sheet	251	281
Total accounts receivable in select Asia Pacific entities	$268	$306

There were no credit losses on receivables relating to the participating interests sold during the quarters ended March 31, 2011 and 2010. There were no delinquencies on the outstanding receivables related to the participating interests sold at March 31, 2011 or December 31, 2010.

NOTE L – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable In millions	March 31, 2011	Dec. 31, 2010
Notes payable to banks	$613	$1,310
Notes payable to related companies	96	157
Total notes payable	$709	$1,467
Period-end average interest rates	3.51%	2.64%

Long-Term Debt In millions	2011 Average Rate	March 31, 2011	2010 Average Rate	Dec. 31, 2010
Promissory notes and debentures:
Final maturity 2011	2.75%	$257	5.30%	$1,057
Final maturity 2012	5.33%	2,153	5.33%	2,154
Final maturity 2013	6.05%	388	6.05%	389
Final maturity 2014	7.27%	2,096	7.27%	2,096
Final maturity 2015	5.90%	1,250	5.90%	1,250
Final maturity 2016 and thereafter	6.70%	9,761	6.95%	11,260
Other facilities:
U.S. dollar loans, various rates and maturities	1.53%	20	1.67%	20
Foreign currency loans, various rates and maturities	2.71%	1,046	2.95%	998
Medium-term notes, varying maturities through 2022	4.83%	2,506	5.96%	2,005
Euro medium-term notes, final maturity 2011	4.63%	707	4.63%	665
Pollution control/industrial revenue bonds, varying maturities through 2038	5.68%	907	5.68%	907
Capital lease obligations	-	18	-	17
Unamortized debt discount	-	(424)	-	(458)
Long-term debt due within one year	-	(1,607)	-	(1,755)
Total long-term debt	-	$19,078	-	$20,605

Annual Installments on Long-Term Debt For Next Five Years at March 31, 2011 In millions
2011	$1,570
2012	$2,900
2013	$838
2014	$2,513
2015	$1,547
2016	$937

On March 22, 2011, the Company concluded cash tender offers for $1.5 billion aggregate principal amount of certain notes issued by the Company. As a result of the tender offers, the Company redeemed $1.5 billion of the notes and recognized a $472 million pretax loss on early extinguishment of debt, included in “Sundry income (expense) – net” in the consolidated statements of income and reflected in Corporate.

In addition to the redemption of $800 million of notes that matured on February 1, 2011, the Company redeemed $179 million of InterNotes in the first quarter of 2011. The Company has also announced the planned redemption of $570 million of InterNotes in the second quarter of 2011, which is included in “Long-term debt due within one year.”

The Company’s outstanding debt of $20.7 billion has been issued under indentures which contain, among other provisions, covenants with which the Company must comply while the underlying notes are outstanding. Such covenants include obligations to not allow liens on principal U.S. manufacturing facilities, enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or merge or consolidate with any other corporation, or sell or convey all or substantially all of the Company’s assets. The outstanding debt also contains customary default provisions. Failure of the Company to comply with any of these covenants could result in a default under the applicable indenture, which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes.

The Company’s primary credit agreements contain covenant and default provisions in addition to the covenants set forth above with respect to the Company’s debt. Significant other covenants and default provisions related to these agreements include:

(a)	the obligation to maintain the ratio of the Company’s consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Three Year Competitive Advance and Revolving Credit Facility Agreement dated June 4, 2010 exceeds $500 million,

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

At March 31, 2011, management believes the Company was in compliance with all of the covenants and default provisions referred to above.

NOTE M – VARIABLE INTEREST ENTITIES

Consolidated Variable Interest Entities

The Company holds a variable interest in five joint ventures for which the Company is the primary beneficiary. Three of the joint ventures are development stage enterprises, which will produce certain chemicals and provide certain services in Asia Pacific. The Company’s variable interest in these joint ventures relates to arrangements between the joint ventures and the Company, involving the majority of the output on take-or-pay terms with pricing ensuring a guaranteed return to the joint ventures.

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

The Company also holds a variable interest in an owner trust, for which the Company is the primary beneficiary. The owner trust leases an ethylene facility in The Netherlands to the Company, whereby substantially all of the rights and obligations of ownership are transferred to the Company. The Company’s variable interest in the owner trust relates to a residual value guarantee provided to the owner trust. Upon expiration of the lease, which matures in 2014, the Company may purchase the facility for an amount based on a fair market value determination. At March 31, 2011, the Company had provided to the owner trust a residual value guarantee of $363 million, which represents the Company’s maximum exposure to loss under the lease.

As the primary beneficiary of these VIEs, the entities’ assets, liabilities and results of operations are included in the Company’s consolidated financial statements. The other equity holders’ interests are reflected in “Net income attributable to noncontrolling interests” in the consolidated statements of income and “Noncontrolling interests” in the consolidated balance sheets. The following table summarizes the carrying amounts of the entities’ assets and liabilities included in the Company’s consolidated balance sheets at March 31, 2011 and December 31, 2010:

Assets and Liabilities of Consolidated VIEs In millions	March 31, 2011	Dec. 31, 2010
Cash and cash equivalents (1)	$ 199	$ 145
Other current assets	79	83
Property	1,505	1,388
Other noncurrent assets	127	122
Total assets (2)	$1,910	$1,738
Current liabilities (nonrecourse 2011: $208; 2010: $190)	$ 303	$ 837
Long-term debt (nonrecourse 2011: $187: 2010: $167) (3)	1,213	513
Other noncurrent liabilities (nonrecourse 2011: $62; 2010: $64)	62	64
Total liabilities	$1,578	$1,414
(1)	Includes $41 million at March 31, 2011 restricted for the construction of a specific manufacturing facility.
(2)	All assets were restricted at March 31, 2011 and December 31, 2010.
(3)	An additional $680 million became nonrecourse on April 21, 2011.

The Company holds a variable interest in an entity created in June 2010 to monetize accounts receivable of select European entities. The Company is the primary beneficiary of this entity as a result of holding subordinated notes while maintaining servicing responsibilities for the accounts receivable. The carrying amounts of assets and liabilities included in the Company’s consolidated balance sheets pertaining to this entity, were current assets of $207 million (zero restricted) at March 31, 2011 ($158 million, zero restricted, at December 31, 2010) and current liabilities of $1 million ($1 million nonrecourse) at March 31, 2011 ($1 million, $1 million nonrecourse, at December 31, 2010).

Amounts presented in the consolidated balance sheets and the table above as restricted assets or nonrecourse obligations relating to consolidated VIEs at March 31, 2011 and December 31, 2010 are adjusted for intercompany eliminations, parental guarantees and residual value guarantees.

Nonconsolidated Variable Interest Entity

The Company holds a variable interest in a joint venture accounted for under the equity method of accounting, acquired through the acquisition of Rohm and Haas on April 1, 2009. The joint venture manufactures crude acrylic acid in the United States and Germany on behalf of the Company and the other joint venture partner. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. The Company is not the primary beneficiary, as a majority of the joint venture’s output is sold to the other joint venture partner, and therefore the entity is not consolidated. At March 31, 2011, the Company’s investment in the joint venture was $139 million, classified as “Investment in nonconsolidated affiliates” in the consolidated balance sheets, representing the Company’s maximum exposure to loss.

NOTE N – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended
In millions	March 31, 2011	March 31, 2010
Defined Benefit Pension Plans:
Service cost	$ 86	$ 79
Interest cost	278	276
Expected return on plan assets	(323)	(304)
Amortization of prior service cost	7	7
Amortization of net loss	92	67
Net periodic benefit cost	$ 140	$ 125
Other Postretirement Benefits:
Service cost	$3	$4
Interest cost	25	28
Expected return on plan assets	(1)	(3)
Net periodic benefit cost	$ 27	$ 29

NOTE O – STOCK-BASED COMPENSATION

The Company grants stock-based compensation to employees under the Employees’ Stock Purchase Plan (“ESPP”) and the 1988 Award and Option Plan (the “1988 Plan”) and to non-employee directors under the 2003 Non-Employee Directors’ Stock Incentive Plan.

During the first quarter of 2011, employees subscribed to the right to purchase 10.8 million shares with a weighted-average exercise price of $23.00 per share and a weighted-average fair value of $11.39 per share under the ESPP.

During the first quarter of 2011, the Company granted the following stock-based compensation awards to employees under the 1988 Plan:

•	10.5 million stock options with a weighted-average exercise price of $38.38 per share and a weighted-average fair value of $10.67 per share;

•	3.0 million shares of deferred stock with a weighted-average fair value of $38.35 per share; and

•	1.1 million shares of performance deferred stock with a weighted-average fair value of $48.94 per share.

During the first quarter of 2011, the Company granted the following stock-based compensation awards to non-employee directors under the 2003 Non-Employee Directors’ Stock Incentive Plan:

•	31,350 shares of restricted stock with a weighted-average fair value of $37.26 per share.

Total unrecognized compensation cost at March 31, 2011, including unrecognized cost related to the first quarter of 2011 activity, is provided in the following table:

Total Unrecognized Compensation Cost at March 31, 2011
In millions	Unrecognized Compensation Cost	Weighted- average Recognition Period
ESPP purchase rights	$74	0.63 year
Unvested stock options	$112	0.86 year
Deferred stock awards	$165	0.90 year
Performance deferred stock awards	$68	0.56 year

NOTE P – EARNINGS PER SHARE CALCULATIONS

Net Income	Three Months Ended
In millions	March 31, 2011	March 31, 2010
Net income	$721	$552
Net income attributable to noncontrolling interests	(11)	(1)
Net income attributable to The Dow Chemical Company	$710	$551
Preferred stock dividends	(85)	(85)
Net income available for common stockholders	$625	$466

Earnings Per Share Calculations - Basic	Three Months Ended
Dollars per share	March 31, 2011	March 31, 2010
Net income	$0.63	$0.49
Net income attributable to noncontrolling interests	(0.01)	-
Net income attributable to The Dow Chemical Company	$0.62	$0.49
Preferred stock dividends	(0.07)	(0.07)
Net income available for common stockholders	$0.55	$0.42

Earnings Per Share Calculations - Diluted	Three Months Ended
Dollars per share	March 31, 2011	March 31, 2010
Net income	$0.62	$0.48
Net income attributable to noncontrolling interests	(0.01)	-
Net income attributable to The Dow Chemical Company	$0.61	$0.48
Preferred stock dividends (1)	(0.07)	(0.07)
Net income available for common stockholders	$0.54	$0.41

Shares in millions
Weighted-average common shares - basic	1,139.5	1,117.5
Plus dilutive effect of stock options and awards	21.7	20.4
Weighted-average common shares - diluted	1,161.2	1,137.9
Stock options and deferred stock awards excluded from EPS calculations (2)	43.3	47.9
Conversion of preferred stock excluded from EPS calculations (3)	96.8	96.8
(1)	Preferred stock dividends were not added back in the calculation of diluted earnings per share because the effect of adding them back would have been antidilutive.
(2)	These outstanding options to purchase shares of common stock and deferred stock awards were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.
(3)	Conversion of the Cumulative Convertible Perpetual Preferred Stock, Series A into shares of the Company’s common stock was excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE Q – OPERATING SEGMENTS AND GEOGRAPHIC AREAS

Operating Segments	Three Months Ended
In millions	March 31, 2011	March 31, 2010
Sales by operating segment
Electronic and Specialty Materials	$1,346	$1,179
Coatings and Infrastructure	1,398	1,285
Health and Agricultural Sciences	1,606	1,369
Performance Systems	1,667	1,675
Performance Products	2,903	2,789
Plastics	2,998	3,022
Chemicals and Energy	970	839
Hydrocarbons	1,752	1,165
Corporate	93	94
Total	$14,733	$13,417
EBITDA(1) by operating segment
Electronic and Specialty Materials	$344	$360
Coatings and Infrastructure	188	138
Health and Agricultural Sciences	406	384
Performance Systems	207	205
Performance Products	456	288
Plastics	809	718
Chemicals and Energy	291	120
Hydrocarbons	-	-
Corporate	(759)	(432)
Total	$1,942	$1,781
Equity in earnings (losses) of nonconsolidated affiliates by operating segment (included in EBITDA)
Electronic and Specialty Materials	$91	$113
Coatings and Infrastructure	-	1
Health and Agricultural Sciences	3	2
Performance Systems	(4)	-
Performance Products	(6)	7
Plastics	68	65
Chemicals and Energy	144	98
Hydrocarbons	11	24
Corporate	(9)	(6)
Total	$298	$304

(1)	The Company uses EBITDA (which Dow defines as earnings before interest, income taxes, depreciation and amortization) as its measure of profit/loss for segment reporting purposes. EBITDA by operating segment includes all operating items relating to the businesses, except depreciation and amortization; items that principally apply to the Company as a whole are assigned to Corporate. A reconciliation of EBITDA to “Income Before Income Taxes” is provided below.

Reconciliation of EBITDA to “Income Before Income Taxes”	Three Months Ended
In millions	March 31, 2011	March 31, 2010
EBITDA	$1,942	$1,781
- Depreciation and amortization	731	757
+ Interest income	7	7
- Interest expense and amortization of debt discount	377	376
Income Before Income Taxes	$841	$655

Transfers of products between operating segments are generally valued at cost. However, transfers of products to Health and Agricultural Sciences from other segments are generally valued at market-based prices; the revenues generated by these transfers in the first three months of 2011 and 2010 were immaterial and eliminated in consolidation.

Geographic Areas	Three Months Ended
In millions	March 31, 2011	March 31, 2010
Sales by geographic area
United States	$ 4,782	$ 4,361
Europe, Middle East and Africa	5,358	4,747
Rest of World	4,593	4,309
Total	$14,733	$13,417

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

OVERVIEW

•

The Company reported sales in the first quarter of 2011 of $14.7 billion, up 10 percent from $13.4 billion in the first quarter of 2010. Price was up 11 percent compared with the same period last year, with increases in all operating segments and all geographic areas. Volume was down 1 percent due to recent divestitures. Excluding recent divestitures,(1) volume was up 8 percent, with increases in all operating segments and all geographic areas, reflecting continued improvement in global economic conditions. Price, excluding divestitures, was up 12 percent.

•	Purchased feedstock and energy costs, which account for more than one third of Dow’s total costs, increased 13 percent ($706 million) compared with the first quarter of 2010.

•

Research and development expenses decreased slightly in the first quarter of 2011 compared with the first quarter of 2010. Selling, general and administrative expenses increased slightly in the first quarter of 2011 compared with the first quarter of 2010, as a result of the Company’s corporate growth initiatives and continued investments in the Health and Agricultural Sciences, and Electronic and Specialty Materials segments.

•	Equity earnings were $298 million in the first quarter of 2011, down $6 million compared with the same period in 2010.

•

The Company retired $2.5 billion of debt in the first quarter of 2011, including a tender offer for $1.5 billion of outstanding debt and the payment of $979 million of maturing and other debt. These actions will reduce annual interest expense by nearly $200 million. The tender offer resulted in a $472 million pretax loss on the early extinguishment of debt included in “Sundry income (expense) – net” and reflected in Corporate.

(1)	Excludes sales of the acrylic monomer business and a portion of the specialty latex business divested on January 25, 2010, sales of the Powder Coatings business divested on June 1, 2010, and sales of Styron divested on June 17, 2010.

Selected Financial Data	Three Months Ended
In millions, except per share amounts	March 31, 2011	March 31, 2010
Net sales	$14,733	$13,417

Cost of sales	$12,117	$11,541
Percent of net sales	82.2%	86.0%

Research and development expenses	$ 400	$ 407
Percent of net sales	2.7%	3.0%

Selling, general and administrative expenses	$ 700	$ 662
Percent of net sales	4.8%	4.9%

Net income available for common stockholders	$ 625	$ 466

Earnings per common share – basic	$ 0.55	$ 0.42
Earnings per common share – diluted	$ 0.54	$ 0.41

Operating rate percentage	83%	83%

RESULTS OF OPERATIONS

Net sales in the first quarter of 2011 were $14.7 billion, up 10 percent from $13.4 billion in the first quarter of last year, with price up 11 percent and volume down 1 percent. Excluding recent divestitures, sales were up 20 percent, with double-digit sales increases in all operating segments and in all geographic areas, reflecting continued improvement in global economic conditions.

Price was up 11 percent compared with the same period last year. Excluding recent divestitures, price was up 12 percent, with double-digit price increases in all geographic areas and all operating segments, except Electronic and Specialty Materials (up 3 percent), and Health and Agricultural Sciences (up 3 percent). The increase in price more than offset a $706 million increase in purchased feedstock and energy costs.

Volume was down 1 percent compared with the same period last year, due to recent divestitures. Excluding these divestitures, volume was up 8 percent, with increases in all operating segments and all geographic areas. Double-digit volume gains were reported in Hydrocarbons (up 34 percent), Health and Agricultural Sciences (up 14 percent) and Electronic and Specialty Materials (up 11 percent). From a geographic standpoint, volume growth was led by Europe, Middle East and Africa (“EMEA”) (up 15 percent). For additional details regarding the change in net sales, see the Sales Volume and Price tables at the end of the section titled “Segment Results.”

Gross margin was $2,616 million in the first quarter of 2011, up from $1,876 million in the first quarter of last year. Gross margin increased due to the impact of higher selling prices, which more than offset an increase in purchased feedstock and energy costs.

The Company’s global plant operating rate was 83 percent of capacity in the first quarter of 2011, unchanged from the first quarter of 2010.

The Company has operations at several locations in Japan, including a manufacturing site located in Soma, Japan, that manufactures product primarily for the Dow Water and Process Solutions business, part of the Electronic and Specialty Materials operating segment. The site is located in the area of Japan that was heavily impacted by the March 11, 2011 earthquakes and tsunami, and near the Fukushima Daiichi nuclear power plant. The Company has had limited access to the site since the March 11 disaster and thus has been unable to make a full assessment of the damages or determine when operations may resume. Based on an initial limited assessment of the site, the Company wrote off an immaterial amount of property and inventory in the first quarter of 2011. The Company continues to evaluate the full impact of the disaster on Dow’s overall business operations in Japan. Financial impacts of the disaster are expected to continue. It is the opinion of the Company’s management, however, that the possibility is remote that the costs, net of insurance recoveries, will have a material adverse impact on the Company’s results of operations, financial condition and cash flows.

Personnel count was 50,012 at March 31, 2011, up from 49,505 at December 31, 2010 and down from 51,493 at March 31, 2010. Headcount increased from year-end 2010 primarily due to the hiring of additional employees to support the Company’s growth initiatives in the Performance segments. Compared with March 31, 2010, headcount decreased primarily due to recent divestitures, including Styron and the Powder Coatings business, as well as restructuring activities associated with the integration of Rohm and Haas Company (“Rohm and Haas”) and previously announced restructuring plans.

Research and development (“R&D”) expenses totaled $400 million in the first quarter of 2011, down $7 million (2 percent) from $407 million in the first quarter of last year, reflecting the Company’s elimination of R&D expenses due to the divestiture of Styron, partially offset by increased spending on strategic growth initiatives and continued investments in the Health and Agricultural Sciences and Electronic and Specialty Materials segments.

Selling, general and administrative (“SG&A”) expenses totaled $700 million in the first quarter of 2011, up $38 million (6 percent) from $662 million in the first quarter of last year, primarily due to growth initiatives in the Health and Agricultural Sciences and Electronic and Specialty Materials segments.

Amortization of intangibles was $123 million in the first quarter of 2011, down slightly from $128 million in the first quarter of last year. See Note G to the Consolidated Financial Statements for additional information on intangible assets.

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

In the first quarter of 2011, pretax charges totaling $31 million were recorded for integration costs related to the April 1, 2009 acquisition of Rohm and Haas; in the first quarter of 2010, pretax charges totaled $26 million. These charges were reflected in Corporate.

Dow’s share of the earnings of nonconsolidated affiliates was $298 million in the first quarter of 2011, down slightly from $304 million in the first quarter of last year, as improved earnings at EQUATE Petrochemical Company K.S.C. (“EQUATE”), The Kuwait Olefins Company K.S.C., and MEGlobal, were offset by decreased earnings at Dow Corning Corporation (“Dow Corning”), the SCG-Dow Group and Map Ta Phut Olefins Company Limited.

Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income (expense) – net in the first quarter of 2011 was net expense of $449 million, compared with net income of $83 million in the same quarter of 2010. In 2011, sundry income (expense) – net included a loss of $472 million on the early extinguishment of debt (reflected in Corporate) (see Note L to the Consolidated Financial Statements) and $25 million of dividend income received from the Company’s ownership interest in the divested Styron business unit (reflected in Corporate). In 2010, sundry income (expense) – net included gains on the sale of several miscellaneous assets, none of which were material.

Net interest expense (interest expense less capitalized interest and interest income) was $370 million in the first quarter of 2011, flat with $369 million in the first quarter of last year. Interest expense (net of capitalized interest) and amortization of debt discount totaled $377 million in the first quarter of 2011 and $376 million in the first quarter of 2010. Interest income was $7 million, unchanged from the same period last year.

The effective tax rate for the first quarter of 2011 was 14.3 percent compared with 15.7 percent for the first quarter of 2010. The Company’s effective tax rate fluctuates based on, among other factors, where income is earned, reinvestment assertions regarding earned income and the level of income relative to tax credits available. The Company’s tax rate is also influenced by the level of equity earnings, since most of the earnings from the Company’s equity company investments are taxed at the joint venture level. Similar to the first quarter of 2010, the tax rate for the first quarter of 2011 was favorably impacted by continued growth in Europe and strong equity earnings. The tax rate in the first quarter of 2011 was also favorably impacted by the tax benefit from the early extinguishment of debt in the United States.

Net income attributable to noncontrolling interests was $11 million in the first quarter of 2011 up from $1 million in the first quarter of 2010, reflecting improved results in certain affiliates, primarily in the Electronic and Specialty Materials segment.

Preferred stock dividends of $85 million were recognized in the first quarters of 2011 and 2010, related to the Company’s Cumulative Convertible Perpetual Preferred Stock, Series A, which was issued on April 1, 2009.

Net income available for common stockholders was $625 million or $0.54 per share in the first quarter of 2011, compared with $466 million or $0.41 per share in the first quarter of 2010.

The following table summarizes the impact of certain items recorded in the three-month periods ended March 31, 2011 and 2010, and previously described in this section:

	Pretax Impact (1)		Impact on Net Income (2)		Impact on EPS (3)
	Three Months Ended		Three Months Ended		Three Months Ended
In millions, except per share amounts	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Restructuring charges	-	$(16)	-	$(8)	-	$(0.01)
Acquisition-related integration expenses	$(31)	(26)	$(20)	(17)	$(0.02)	(0.01)
Loss on early extinguishment of debt	(472)	-	(307)	-	(0.26)	-
Total	$(503)	$(42)	$(327)	$(25)	$(0.28)	$(0.02)

(1)	Impact on “Income Before Income Taxes”
(2)	Impact on “Net Income Attributable to The Dow Chemical Company”
(3)	Impact on “Earnings per common share – diluted”

SEGMENT RESULTS

The Company uses EBITDA (which Dow defines as earnings before interest, income taxes, depreciation and amortization) as its measure of profit/loss for segment reporting purposes. EBITDA by operating segment includes all operating items relating to the businesses, except depreciation and amortization; items that principally apply to the Company as a whole are assigned to Corporate. Additional information regarding the Company’s operating segments and a reconciliation of EBITDA to “Income Before Income Taxes” can be found in Note Q to the Consolidated Financial Statements.

Due to the completion of several divestitures (see Note D to the Consolidated Financial Statements), the change in sales volume from 2010 excluding divestitures is provided by operating segment, where applicable. Sales excluding divestitures exclude the sales of the acrylic monomer business and a portion of the specialty latex business divested on January 25, 2010, sales of the Powder Coatings business divested on June 1, 2010, and sales of Styron divested on June 17, 2010.

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

Electronic and Specialty Materials	Three Months Ended
In millions	March 31, 2011	March 31, 2010
Sales	$1,346	$1,179
Price change from comparative period	3%	N/A
Volume change from comparative period	11%	N/A
Equity earnings	$ 91	$ 113
EBITDA	$ 344	$ 360
Certain items impacting EBITDA	-	$(8)

Electronic and Specialty Materials sales were $1,346 million in the first quarter of 2011, up 14 percent from $1,179 million in the first quarter of 2010. Compared with the first quarter of 2010, volume increased 11 percent and price increased 3 percent. Volume increased in all geographic areas, especially in Asia Pacific, and across most businesses, driven by strong demand for consumer electronics, reverse osmosis membranes and cellulosics used in food and pharmaceutical applications. Despite higher sales, EBITDA of $344 million in the first quarter of 2011 was down from $360 million in the first quarter of 2010 due to the write-off of property and inventory associated with the ion exchange resins plant in Soma, Japan that was damaged by the March 11, 2011 earthquakes and tsunami. EBITDA was also lower in the first quarter of 2011 due to increased raw material costs, higher SG&A expenses and reduced equity earnings from Dow Corning. Results in the first quarter of 2010 were negatively impacted by an $8 million adjustment to the 2009 restructuring charge related to the closure of a small manufacturing facility.

Dow Electronic Materials sales in the first quarter of 2011 were up 18 percent from the same quarter last year, driven by double-digit volume growth in Asia Pacific as demand for consumer electronics was strong and semiconductor foundry utilization rates remained high. New product introductions drove higher demand for films and materials used in flat panel displays and consumer electronic devices. Demand for materials for organic light emitting diodes and for advanced packaging applications also improved compared with the same quarter of last year. EBITDA increased compared with the first quarter of 2010 as improved sales more than offset increased raw material costs, increased investment in R&D and higher SG&A expenses.

Specialty Materials sales in the first quarter of 2011 were up 12 percent from the first quarter of 2010, as volume improved 9 percent and price increased by 3 percent. Volume increased in all geographic areas, especially in Latin America and Asia Pacific. Dow Water and Process Solutions reported double-digit volume gains as demand for ion exchange resins and reverse osmosis membranes remained strong, especially in Asia Pacific, due to new infrastructure projects and demand for ultrapure water used in the production of consumer electronics. Demand was also higher for specialty cellulosics used in food and pharmaceutical applications. Despite the increase in sales, EBITDA declined due to the Japan earthquakes and tsunami, higher raw material costs and continued investment in growth initiatives.

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

Coatings and Infrastructure	Three Months Ended
In millions	March 31, 2011	March 31, 2010
Sales	$1,398	$1,285
Price change from comparative period	12%	N/A
Volume change from comparative period	(3)%	N/A
Volume change, excluding divestitures	3%	N/A
Equity earnings	-	$ 1
EBITDA	$ 188	$ 138
Certain items impacting EBITDA	-	$(5)

Coatings and Infrastructure sales were $1,398 million in the first quarter of 2011, up 9 percent from $1,285 million in the first quarter of 2010. Compared with the first quarter of 2010, price increased 12 percent while volume declined 3 percent. The increase in price was broad-based, with double-digit increases across all geographic areas, primarily driven by higher raw material costs. Volume was down due to the United States Federal Trade Commission (“FTC”) required divestiture of certain specialty latex assets on January 25, 2010 (related to the April 1, 2009 acquisition of Rohm and Haas) and the June 1, 2010 divestiture of the Powder Coatings business. Excluding these divestitures, volume increased 3 percent compared with the first quarter of 2010. Sales of Dow Coating Materials increased due to double-digit price increases that impacted all geographic areas. Volume, excluding divestitures, was slightly lower as the business tightly managed price and volume decisions, foregoing low-margin business. Dow Building and Construction sales were higher due to strong demand for insulation products in EMEA and Asia Pacific, and higher prices in North America, despite a continued slowdown in new home sales in the United States. Dow Adhesives and Functional Polymers sales were higher due to price increases in all geographic areas and increased demand for specialty adhesives used in packaging, thermal paper and leather applications.

EBITDA in the first quarter of 2011 was $188 million, up significantly from $138 million in the first quarter of 2010. EBITDA improved from last year as price increases and lower SG&A expenses more than offset higher feedstock and energy costs, increased other raw material costs, ongoing investment in POWERHOUSE™ solar shingle and the absence of earnings from divested businesses. Results in the first quarter of 2010 were negatively impacted by a $5 million increase in the 2009 restructuring charge related to the divestiture of certain specialty latex assets.

HEALTH AND AGRICULTURAL SCIENCES

Dow AgroSciences is a global leader in providing agricultural and plant biotechnology products, pest management solutions and healthy oils. The business invents, develops, manufactures and markets products for use in agriculture, industrial and commercial pest management, and food service.

Health and Agricultural Sciences	Three Months Ended
In millions	March 31, 2011	March 31, 2010
Sales	$1,606	$1,369
Price change from comparative period	3%	N/A
Volume change from comparative period	14%	N/A
Equity earnings	$ 3	$ 2
EBITDA	$ 406	$ 384
Certain items impacting EBITDA	-	-

Health and Agricultural Sciences sales were $1,606 million in the first quarter of 2011, 17 percent higher than $1,369 million in the first quarter of 2010 and a quarterly sales record for the segment. Favorable conditions in the global agricultural and food industry led to sales increases in all geographic areas with particular strength in EMEA, North America and Latin America. Volume increased 14 percent while price increased 3 percent. Seeds, Traits and Oils reported significant volume growth primarily from SmartStax™ technology, which continued its strong ramp up, and also from the U.S. cotton seed business, which continued to outperform. Agricultural chemicals also reported strong volume growth, primarily in EMEA for Dow AgroSciences’ strong portfolio of cereal herbicides. Sales of new products, including pyroxsulam cereal herbicide, aminopyralid range and pasture herbicide and spinetoram insecticide, all recorded double-digit sales growth.

EBITDA in the first quarter of 2011 was $406 million, up from $384 million in the first quarter of 2010 and a quarterly record for the segment. Compared with last year, EBITDA improved primarily due to improved volume, which more than offset increased investment in R&D and SG&A in the quarter.

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

On March 2, 2010, Dow announced the entry into a definitive agreement to sell Styron to an affiliate of Bain Capital Partners; the transaction closed on June 17, 2010. Businesses and products sold included Synthetic Rubber and certain products from Dow Automotive Systems, which were reported in the Performance Systems segment through the date of the divestiture. See Note D to the Consolidated Financial Statements for additional information on this divestiture.

Performance Systems	Three Months Ended
In millions	March 31, 2011	March 31, 2010
Sales	$1,667	$1,675
Price change from comparative period	9%	N/A
Volume change from comparative period	(9)%	N/A
Volume change, excluding divestitures	6%	N/A
Equity earnings	$(4)	-
EBITDA	$207	$205
Certain items impacting EBITDA	-	-

Performance Systems sales were $1,667 million in the first quarter of 2011, down slightly from $1,675 million in the first quarter of 2010. Price increases were reported in all businesses and all geographic areas. Dow Elastomers reported the most significant price increase due to escalating feedstock and energy and other raw material costs as well as tight supply/demand balances. The decline in volume for the segment reflected the divestiture of Synthetic Rubber and certain products from Dow Automotive Systems as part of the Styron divestiture. Excluding the impact of the divestiture, sales volume improved 6 percent, with increases in all geographic areas except Asia Pacific. Dow Automotive Systems and Dow Wire and Cable volume improved significantly in North America, EMEA, and Latin America as the automotive industry continued to recover and demand for wire and cable applications increased.

EBITDA for Performance Systems in the first quarter of 2011 was $207 million, flat compared with the first quarter of 2010. Gains from price increases, reduced freight costs and volume growth were offset by higher feedstock and energy and other raw material costs and the absence of earnings from divested businesses.

PERFORMANCE PRODUCTS

The Performance Products segment consists of the following businesses: Amines; Emulsion Polymers (through the June 17, 2010 divestiture of Styron); Epoxy; Oxygenated Solvents; Performance Monomers; Polyglycols, Surfactants and Fluids; Polyurethanes; Dow Haltermann; and SAFECHEM. These businesses produce a wide variety of products with a broad range of applications – adhesives and deicing fluids, solvents, paper and paperboard applications, carpet backing and home furnishings. The segment also includes a portion of the results of the SCG-Dow Group of joint ventures.

On March 2, 2010, Dow announced the entry into a definitive agreement to sell Styron to an affiliate of Bain Capital Partners; the transaction closed on June 17, 2010. Businesses and products sold included Emulsion Polymers (styrene-butadiene latex), which was reported in the Performance Products segment through the date of the divestiture. See Note D to the Consolidated Financial Statements for additional information on this divestiture.

Performance Products	Three Months Ended
In millions	March 31, 2011	March 31, 2010
Sales	$2,903	$2,789
Price change from comparative period	14%	N/A
Volume change from comparative period	(10)%	N/A
Volume change, excluding divestitures	2%	N/A
Equity earnings	$(6)	$7
EBITDA	$456	$288
Certain items impacting EBITDA	-	$(3)

Performance Products sales were $2,903 million in the first quarter of 2011, up 4 percent from $2,789 million in the first quarter of 2010. Price increased 14 percent primarily driven by increased feedstock and energy costs and other raw material costs. Double-digit price increases were reported across all geographic areas and most businesses. The decline in volume for the segment reflected the divestiture of the Emulsion Polymers business as part of the June 17, 2010 divestiture of Styron. Excluding the impact of this divestiture, volume was up 2 percent compared with 2010, as a volume increase of more than 50 percent in Epoxy and a 6 percent increase in volume in Polyglycols, Surfactants, and Fluids were partially offset by declines in the other businesses in the segment. The strong volume increase reported by the Epoxy business was driven by new product supply agreements with Styron and increased demand for liquid epoxy resins.

EBITDA in the first quarter of 2011 was $456 million, up from $288 million in the first quarter of 2010. Compared with the first quarter of last year, price increases, coupled with reduced freight costs, more than offset a significant increase in feedstock and energy costs and other raw material costs, the absence of earnings from the divested business, and lower equity earnings. Results in the first quarter of 2010 were negatively impacted by a $3 million increase in the 2009 restructuring charge related to the FTC required divestiture of certain acrylic monomer assets.

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

On March 2, 2010, Dow announced the entry into a definitive agreement to sell Styron to an affiliate of Bain Capital Partners; the transaction closed on June 17, 2010. Businesses and products sold included Styrenics (polystyrene, acrylonitrile butadiene styrene, styrene acrylonitrile and expandable polystyrene), Polycarbonate and Compounds and Blends, as well as the Company’s 50-percent ownership interest in Americas Styrenics LLC, formerly a principal nonconsolidated affiliate; all of which were reported in the Plastics segment through the date of the divestiture. See Note D to the Consolidated Financial Statements for additional information on this divestiture.

Plastics	Three Months Ended
In millions	March 31, 2011	March 31, 2010
Sales	$2,998	$3,022
Price change from comparative period	11%	N/A
Volume change from comparative period	(12)%	N/A
Volume change, excluding divestitures	5%	N/A
Equity earnings	$68	$65
EBITDA	$809	$718
Certain items impacting EBITDA	-	-

Plastics sales in the first quarter of 2011 were $2,998 million, down 1 percent from $3,022 million in the first quarter of 2010, reflecting an 11 percent increase in price and a 12 percent volume decline. Feedstock and energy costs increased significantly during the quarter, driving double-digit price increases in EMEA and Latin America and modest price increases in North America and Asia Pacific for the segment. The decline in volume for the segment reflected the divestiture of the Styrenics and Polycarbonate and Compounds and Blends businesses as part of the June 17, 2010 divestiture of Styron. Excluding the impact of the Styron divestiture, volume improved 5 percent, with significant gains in Asia Pacific and modest gains in EMEA and North America. Polypropylene achieved strong, double-digit price increases in all geographic areas. Polypropylene demand remained strong in the first quarter in the automotive, consumer goods and packaging sectors. In the first quarter of 2010, Polyethylene and Polypropylene volumes were constrained due to limited supplies from production outages at the Company’s facilities in North America, Latin America and EMEA.

EBITDA in the first quarter of 2011 was $809 million, up from $718 million in the first quarter of 2010. Compared with last year, EBITDA improved as gains from price increases and reduced freight costs in the first quarter of 2011 offset higher feedstock and energy costs and the absence of earnings from divested businesses.

CHEMICALS AND ENERGY

The Chemicals and Energy segment includes the following businesses: Chlor-Alkali/Chlor-Vinyl; Energy; Ethylene Oxide/Ethylene Glycol; and Chlorinated Organics. The Chlor-Alkali/Chlor-Vinyl business focuses on the production of chlorine for consumption by downstream Dow derivatives, as well as production, marketing and supply of ethylene dichloride, vinyl chloride monomer and caustic soda. These products are used for applications such as alumina production, pulp and paper manufacturing, soaps and detergents, and building and construction. The Energy business supplies power, steam and other utilities, principally for use in Dow’s global operations. The Ethylene Oxide/Ethylene Glycol business is the world’s largest producer of purified ethylene oxide, principally used in Dow’s downstream performance derivatives. Dow is also a key supplier of ethylene glycol to MEGlobal, a 50:50 joint venture. Ethylene glycol is used in polyester fiber, polyethylene terephthalate (PET) for food and beverage container applications, polyester film, and aircraft and runway deicers. Also included in the Chemicals and Energy segment are the results of MEGlobal and a portion of the results of EQUATE Petrochemical Company K.S.C. and The Kuwait Olefins Company K.S.C., all joint ventures of the Company.

Chemicals and Energy	Three Months Ended
In millions	March 31, 2011	March 31, 2010
Sales	$970	$839
Price change from comparative period	14%	N/A
Volume change from comparative period	2%	N/A
Equity earnings	$144	$98
EBITDA	$291	$120
Certain items impacting EBITDA	-	-

Chemicals and Energy sales were $970 million in the first quarter of 2011, up 16 percent from $839 million in the first quarter of 2010, reflecting a 14 percent increase in price and a 2 percent increase in volume. Sales for the Chlor-Alkali/Chlor-Vinyl business increased 26 percent over the first quarter of 2010, with a 17 percent price increase and 9 percent volume growth. Caustic soda volume increased in EMEA and Latin America; however, volumes were lower in North America. Price increased across all geographic areas driven by strong demand in the alumina and pulp and paper industries and several unplanned outages within the industry. Vinyl chloride monomer (“VCM”) prices increased in EMEA; however, this impact was offset by price declines in North America and Latin America. VCM volumes increased in EMEA but declined in North America due to the Company’s planned capacity reductions. Sales for the Ethylene Oxide/Ethylene Glycol (“EO/EG”) business were down 12 percent compared with the first quarter of 2010 with a volume decrease of 24 percent partially offset by price increases of 12 percent. Volume declined due to several planned and unplanned outages in North America as well as the shutdown of capacity in Wilton, England in 2010, while price increased as a result of higher ethylene and naphtha costs in Asia Pacific and EMEA. Strong pricing in refrigerant, fluoropolymer and solvent applications resulted in increased sales for the Chlorinated Organics business.

EBITDA in the first quarter of 2011 was $291 million, up from $120 million in the first quarter of 2010. Compared with last year, EBITDA improved primarily due to higher caustic soda sales and higher equity earnings from The Kuwait Olefins Company K.S.C., MEGlobal and EQUATE. The Energy business supplies Dow’s businesses at net cost, resulting in EBITDA that is at or near break-even for the business.

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

On March 2, 2010, Dow announced the entry into a definitive agreement to sell Styron to an affiliate of Bain Capital Partners; the transaction closed on June 17, 2010. Businesses and products sold included certain styrene monomer assets, which were reported in the Hydrocarbons segment through the date of the divestiture. See Note D to the Consolidated Financial Statements for additional information on this divestiture.

Hydrocarbons	Three Months Ended
In millions	March 31, 2011	March 31, 2010
Sales	$1,752	$1,165
Price change from comparative period	20%	N/A
Volume change from comparative period	30%	N/A
Volume change, excluding divestitures	34%	N/A
Equity earnings	$11	$24
EBITDA	-	-
Certain items impacting EBITDA	-	-

Hydrocarbons sales were $1,752 million in the first quarter of 2011, up 50 percent from $1,165 million in the first quarter of 2010, with volume increasing 30 percent and price increasing 20 percent. The Company’s product supply agreements with Styron led to a substantial increase in trade sales for the segment compared with the first quarter of 2010. The double-digit increase in selling price was the result of higher feedstock and energy costs.

The Hydrocarbons business transfers materials to Dow’s derivatives businesses at net cost. As a result, EBITDA for the segment was breakeven in the first quarters of 2011 and 2010.

The Company uses derivatives of crude oil and natural gas as a feedstock in its ethylene facilities. The Company’s cost of purchased feedstock and energy in the first quarter of 2011 increased $706 million compared with the same quarter of last year, an increase of 13 percent.

CORPORATE

Included in the results for Corporate are:

•	results of insurance company operations,

•	gains and losses on sales of financial assets,

•	stock-based compensation expense and severance costs,

•	changes in the allowance for doubtful receivables,

•	expenses related to Ventures,

•	asbestos-related defense and resolution costs,

•	foreign exchange hedging results, and

•	certain overhead and other cost recovery variances not allocated to the operating segments.

Corporate	Three Months Ended
In millions	March 31, 2011	March 31, 2010
Sales	$ 93	$ 94
Equity earnings	$(9)	$ (6)
EBITDA	$(759)	$(432)
Certain items impacting EBITDA	$(503)	$ (26)

Sales for Corporate, which primarily relate to the Company’s insurance operations, were $93 million in the first quarter of 2011, flat from the first quarter of 2010.

EBITDA in the first quarter of 2011 was a loss of $759 million, compared with a loss of $432 million in the first quarter of 2010. EBITDA in the first quarter of 2011 was negatively impacted by a $472 million loss related to the early extinguishment of debt, as well as $31 million of integration costs related to the April 1, 2009 acquisition of Rohm and Haas. Compared with the first quarter of last year, EBITDA was favorably impacted by reduced performance-based compensation costs (including stock-based compensation), $25 million in dividend income related to the Company’s ownership interest in the divested Styron business unit and lower Corporate expenses. EBITDA in the first quarter of 2010 was reduced by $26 million of integration costs related to the acquisition of Rohm and Haas.

Sales Volume and Price by Operating Segment and Geographic Area
	Three Months Ended March 31, 2011
Percentage change from prior year	Volume	Price	Total
Operating segments
Electronic and Specialty Materials	11%	3%	14%
Coatings and Infrastructure	(3)	12	9
Health and Agricultural Sciences	14	3	17
Performance Systems	(9)	9	-
Performance Products	(10)	14	4
Plastics	(12)	11	(1)
Chemicals and Energy	2	14	16
Hydrocarbons	30	20	50
Total	(1)%	11%	10%
Geographic areas
United States	-	10%	10%
Europe, Middle East and Africa	-	13	13
Rest of World	(3)%	10	7
Total	(1)%	11%	10%

Sales Volume and Price by Operating Segment and Geographic Area Excluding Divestitures (1)
	Three Months Ended March 31, 2011
Percentage change from prior year	Volume	Price	Total
Operating segments
Electronic and Specialty Materials	11%	3%	14%
Coatings and Infrastructure	3	13	16
Health and Agricultural Sciences	14	3	17
Performance Systems	6	10	16
Performance Products	2	16	18
Plastics	5	14	19
Chemicals and Energy	2	14	16
Hydrocarbons	34	21	55
Total	8%	12%	20%
Geographic areas
United States	4%	11%	15%
Europe, Middle East and Africa	15	15	30
Rest of World	5	11	16
Total	8%	12%	20%

(1)	Excludes sales of the acrylic monomer business and a portion of the specialty latex business divested on January 25, 2010, sales of the Powder Coatings business divested on June 1, 2010, and sales of Styron divested on June 17, 2010.

OUTLOOK

In the first quarter of 2011, global growth continued to firm across many of the Company’s key end-markets, such as energy, food and nutrition, electronics, water and packaging. Looking ahead, the Company expects global economic recovery to continue, but caution is prudent in the face of lingering uncertainties.

In the United States, improvements in business investments, consumer spending, and early signs of job creation bode well for economic growth prospects. Improving credit conditions and healthy exports provide positive momentum for domestic manufacturing. Despite these favorable developments, high unemployment and tepid construction end-markets continue to temper growth. In Europe, the Company continues to see divergent growth trajectories. Several countries in northern Europe remain on a steady recovery path, particularly those where Dow has a well-established footprint. Meanwhile, growth in southern Europe continues to lag, as sovereign debt concerns, high unemployment and reduced domestic spending remain headwinds to recovery. In the emerging regions, economic growth remains robust, driven by rapidly growing consumer demand and infrastructure investments. Dow continues to see solid demand in these regions for Dow’s specialized technologies that enable consumer electronics, environmentally-friendly paints and water filtration – all areas where the Company has a leadership position. At the same time, the Company will continue to monitor how governments in these regions manage the risk of rising inflation while moderating growth to a sustainable pace.

In this environment of improving economic conditions, Dow expects feedstock and energy costs to remain at elevated levels and volatility in these costs to continue. Consequently, purchased feedstock and energy costs are expected to be higher in the second quarter. In the United States, the Company expects to continue to benefit from its flexible feedstock cost position, taking advantage of the relatively low cost of natural gas and the growing supply of natural gas liquids.

As global economic growth continues on a positive path, Dow will execute its strategy, while maintaining its financial flexibility, capturing significant opportunities with its innovative technologies and strengthening its leadership positions. In an environment of rising and volatile feedstock and energy costs, the Company will also maintain its tight execution of price and volume to manage margins. The Company will continue to benefit from its joint venture strategy, with equity earnings expected to remain at pre-recession levels. Dow’s reshaped and transformed business portfolio is well-positioned to benefit from growth trends. Dow’s presence in high-growth end-markets, its vast geographic footprint and continued investments in its specialty chemical and advanced materials businesses and in emerging geographies help to mitigate areas of uncertainty.

CHANGES IN FINANCIAL CONDITION

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

Cash Flow Summary	Three Months Ended
In millions	March 31, 2011	March 31, 2010
Cash provided by (used in):
Operating activities	$(175)	$(14)
Investing activities	(352)	199
Financing activities	(2,960)	(146)
Effect of exchange rate changes on cash	10	(8)
Cash assumed in initial consolidation of variable interest entities	-	46
Net change in cash and cash equivalents	$(3,477)	$77

In the first three months of 2011, cash used in operating activities increased compared with the same period last year primarily due to increased pension contributions and an increase in working capital requirements that more than offset increased earnings and higher dividends from nonconsolidated affiliates.

Cash used in investing activities in the first three months of 2011 increased compared with cash provided by investing activities in the first three months of 2010 primarily due to increased capital expenditures and the 2010 change in restricted cash.

In the first quarter of 2011, cash was used in financing activities primarily for payments on long-term debt including the early extinguishment of $1.5 billion of debt as further discussed below. In the first quarter of 2010, cash was used in financing activities primarily for payments on notes payable related to the monetization of accounts receivable in Europe.

Management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

The Company has undertaken restructuring plans during the past two years as follows:

•

On June 30, 2009, the Board of Directors approved a restructuring plan related to the Company’s acquisition of Rohm and Haas (the “2009 Plan”) that includes the elimination of approximately 2,500 positions and the shutdown of a number of manufacturing facilities. These restructuring activities are substantially complete, with remaining liabilities primarily related to environmental remediation to be paid over time.

•

Included in the liabilities assumed with the April 1, 2009 acquisition of Rohm and Haas was a reserve of $122 million for severance and employee benefits for the separation of 1,255 employees associated with Rohm and Haas’ 2008 restructuring initiatives. The separations resulted from plant shutdowns, production schedule adjustments, productivity improvements and reductions in support services. These restructuring activities are expected to be complete by mid-2011.

The restructuring activities related to the 2009 Plan and the severance reserve assumed from Rohm and Haas are expected to result in additional cash expenditures of approximately $71 million related to severance costs and environmental remediation to be paid over time (see Note C to the Consolidated Financial Statements). The Company expects to incur future costs related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations to ensure competitiveness across its businesses and across geographic areas. Future costs are expected to include demolition costs related to the closed facilities, which will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits and pension plan settlement costs, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

The following table presents working capital and certain balance sheet ratios:

Working Capital In millions	March 31, 2011	Dec. 31, 2010
Current assets	$22,983	$24,130
Current liabilities	12,984	13,896
Working capital	$ 9,999	$10,234
Current ratio	1.77:1	1.74:1
Days-sales-outstanding-in-receivables	43	43
Days-sales-in-inventory	70	62

As shown in the following table, net debt is equal to total debt minus “Cash and cash equivalents.” As Dow continues to strengthen its balance sheet and increase financial flexibility, management is principally focused on net debt, as Dow believes this is the best measure of the Company’s financial leverage.

Total Debt In millions	March 31, 2011	Dec. 31, 2010
Notes payable	$709	$1,467
Long-term debt due within one year	1,607	1,755
Long-term debt	19,078	20,605
Gross debt	$21,394	$23,827
Cash and cash equivalents	$3,562	$7,039
Net debt	$17,832	$16,788
Gross debt as a percent of total capitalization	47.3%	51.3%
Net debt as a percent of total capitalization	42.8%	42.6%

As part of its ongoing financing activities, Dow has the ability to issue promissory notes under its U.S. and Euromarket commercial paper programs. The Company had no commercial paper outstanding at March 31, 2011 or December 31, 2010.

In the event Dow has short-term liquidity needs and is unable to issue commercial paper under these programs for any reason, Dow has the ability to access liquidity through its committed and available $3 billion Three Year Competitive Advance and Revolving Credit Facility Agreement dated June 4, 2010 (the “Revolving Credit Facility”) with various U.S. and foreign banks. The Revolving Credit Facility has a maturity date in June 2013 and provides for interest at a LIBOR-plus rate or Base Rate as defined in the Agreement. At March 31, 2011, the full $3 billion Revolving Credit Facility was available to the Company.

As a well-known seasoned issuer, the Company filed an automatic shelf registration for an unspecified amount of mixed securities with the SEC on February 19, 2010. Under this shelf registration, the Company may offer common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and stock purchase units with pricing and availability dependent on market conditions; and, on February 19, 2010, registered an unlimited amount of securities for issuance under the Company’s U.S. retail medium-term note program (InterNotes). At March 31, 2011, the Company had Euro 5 billion (approximately $7.1 billion) available for issuance under the Company’s Euro Medium Term Note Program, as well as Japanese yen 50 billion (approximately $600 million) of securities available for issuance under a shelf registration renewed with the Tokyo Stock Exchange effective September 8, 2010, which will expire on September 7, 2012.

On March 22, 2011, the Company concluded cash tender offers for $1.5 billion aggregate principal amount of certain notes issued by the Company. As a result of the tender offers, the Company redeemed $1.5 billion of the notes and recognized a $472 million pretax loss on early extinguishment of debt, included in “Sundry income (expense) – net” in the consolidated statements of income and reflected in Corporate. In addition to the redemption of $800 million of notes that matured on February 1, 2011, the Company redeemed $179 million of InterNotes in the first quarter of 2011. Taken together, these actions will reduce the Company’s interest expense by nearly $200 million on an annual basis going forward. The Company has also announced the planned redemption of $570 million of InterNotes in the second quarter of 2011.

Dow’s public debt instruments and documents for its private funding transactions contain, among other provisions, certain covenants and default provisions. The Company’s most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of the Company’s consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Revolving Credit Facility exceeds $500 million. The ratio of the Company’s consolidated indebtedness to consolidated capitalization as defined in the credit agreements was 0.45 to 1.00 at March 31, 2011. At March 31, 2011, management believes the Company was in compliance with all of its covenants and default provisions.

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

Capital Expenditures

Capital spending was $405 million in the first quarter of 2011, compared with capital spending of $294 million in the first quarter of 2010. The Company expects capital spending in 2011 to be approximately $2.4 billion.

Contractual Obligations

Information related to the Company’s contractual obligations, commercial commitments and expected cash requirements for interest at December 31, 2010 can be found in Notes N, P, Q, R and Y to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. With the exception of the items noted below, there have been no material changes in the Company’s contractual obligations since December 31, 2010.

The following table represents long-term debt obligations and expected cash requirements for interest at March 31, 2011, reflecting the early redemption of debt in the first quarter of 2011 (see Note L to the Consolidated Financial Statements).

Contractual Obligations at March 31, 2011	Payments Due by Year
In millions	2011	2012	2013	2014	2015	2016 and beyond	Total
Long-term debt – current and noncurrent (1,2)	$1,570	$2,900	$838	$2,513	$1,547	$11,741	$21,109
Expected cash requirements for interest	$1,063	$1,204	$1,050	$926	$804	$7,226	$12,273

(1)	Excludes unamortized debt discount of $424 million.
(2)	2011 includes $570 million of InterNotes planned for redemption in the second quarter of 2011.

Contractual Obligations at December 31, 2010	Payments Due by Year
In millions	2011	2012	2013	2014	2015	2016 and beyond	Total
Long-term debt – current and noncurrent (1)	$1,755	$2,886	$943	$2,548	$1,574	$13,112	$22,818
Expected cash requirements for interest	$1,382	$1,332	$1,187	$1,061	$926	$7,659	$13,547

(1)	Excludes unamortized debt discount of $458 million.

Off-Balance Sheet Arrangements

The Company holds a variable interest in a joint venture accounted for under the equity method of accounting. The Company is not the primary beneficiary of the joint venture and therefore is not required to consolidate the entity. See Note M to the Consolidated Financial Statements. In addition, see Note K to the Consolidated Financial Statements for information regarding the transfer of financial assets.

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. The Company had outstanding guarantees at March 31, 2011 of $890 million, up from $836 million at December 31, 2010. Additional information related to these guarantees can be found in the “Guarantees” section of Note J to the Consolidated Financial Statements.

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

Portfolio managers and external investment managers regularly review all of the Company’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of the temporary impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred. For debt securities, the credit rating of the issuer, current credit rating trends and the trends of the issuer’s overall sector are considered in determining whether unrealized losses represent an other-than-temporary impairment. For equity securities, the Company’s investments are primarily in Standard & Poor’s (“S&P”) 500 companies; however, the Company also allows investments in companies outside of the S&P 500. The Company considers the evidence to support the recovery of the cost basis of a security including volatility of the stock, the length of time the security has been in a loss position, value and growth expectations, and overall market and sector fundamentals, as well as technical analysis, in determining impairment. In the first quarter of 2011, other-than-temporary impairment write-downs on investments still held by the Company were $2 million (zero in the first quarter of 2010).

Dividends

On February 9, 2011, the Board of Directors declared a quarterly dividend of $0.15 per common share, payable April 29, 2011, to stockholders of record on March 31, 2011. On April 14, 2011, the Board of Directors declared a quarterly dividend for the second quarter of 2011 of $0.25 per common share, payable July 29, 2011, to stockholders of record on June 30, 2011. The 67 percent increase in the second quarter of 2011 dividend demonstrates the Board’s commitment to increasingly reward shareholders as the Company continues to grow earnings. Since 1912, the Company has paid a cash dividend every quarter and, in each instance prior to and since February 12, 2009, had maintained or increased the amount of the dividend, adjusted for stock splits. The dividend was reduced in February 2009, for the first time in the 97-year period, due to uncertainty in the credit markets, unprecedented lower demand for chemical products and the global recession. Since 1912, Dow has increased the amount of the quarterly dividend 48 times (approximately 12 percent of the time), reduced the dividend once (in February 2009), and maintained the amount of the quarterly dividend approximately 88 percent of the time.

On February 9, 2011, the Board of Directors declared a quarterly dividend of $85 million to Cumulative Convertible Perpetual Preferred Stock, Series A shareholders of record on March 15, 2011, which was paid on April 1, 2011. Ongoing dividends related to Cumulative Convertible Perpetual Preferred Stock, Series A will accrue at the rate of $85 million per quarter, and are payable quarterly subject to Board of Directors’ approval.

OTHER MATTERS

Recent Accounting Guidance

See Note B to the Consolidated Financial Statements for a summary of recent accounting guidance.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note A to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 10-K”) describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Dow’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2010 10-K. Since December 31, 2010, there have been no material changes in the Company’s critical accounting policies.

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

The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem:

	2011	2010
Claims unresolved at January 1	62,582	75,030
Claims filed	2,039	2,029
Claims settled, dismissed or otherwise resolved	(3,372)	(2,220)
Claims unresolved at March 31	61,249	74,839
Claimants with claims against both UCC and Amchem	18,475	23,877
Individual claimants at March 31	42,774	50,962

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

Based on Union Carbide’s review of 2011 activity, Union Carbide determined that no adjustment to the accrual was required at March 31, 2011. Union Carbide’s asbestos-related liability for pending and future claims was $720 million at March 31, 2011. Approximately 20 percent of the recorded liability related to pending claims and approximately 80 percent related to future claims.

Defense and Resolution Costs

The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs	Three Months Ended		Aggregate Costs
In millions	March 31, 2011	March 31, 2010	to Date as of March 31, 2011
Defense costs	$13	$14	$787
Resolution costs	$9	$12	$1,532

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

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $13 million in the first quarter of 2011 ($14 million in the first quarter of 2010), and was reflected in “Cost of sales” in the consolidated statements of income.

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

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $50 million at March 31, 2011 and December 31, 2010. At March 31, 2011 and December 31, 2010, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.

The following table summarizes Union Carbide’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	March 31, 2011	Dec. 31, 2010
Receivables for defense costs – carriers with settlement agreements	$ 25	$ 12
Receivables for resolution costs – carriers with settlement agreements	204	236
Receivables for insurance recoveries – carriers without settlement agreements	50	50
Total	$279	$298

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

Dow uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Company is a historical simulation model which captures co-movements in market rates across different instruments and market risk exposure categories. The historical simulation model uses a 97.5 percent confidence level and the historical scenario period includes at least six months of historical data. The March 31, 2011, 2010 year-end and 2010 average daily VAR for the aggregate of all positions are shown below. These amounts are immaterial relative to the total equity of the Company:

Total Daily VAR		2010
In millions	At March 31, 2011	Year-end	Average
Foreign exchange	$2	$1	$3
Interest rate	$163	$251	$211
Equities	$11	$15	$12
Commodities	$3	$1	$2
Composite	$173	$252	$218

The Company’s daily VAR for the aggregate of all positions decreased from a composite VAR of $252 million at December 31, 2010 to a composite VAR of $173 million at March 31, 2011. The decrease related primarily to a decrease in the interest rate VAR from $251 million to $163 million, principally due to a decrease in the amount of debt outstanding.

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

The Dow Chemical Company and Subsidiaries

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Asbestos-Related Matters of Union Carbide Corporation

No material developments regarding this matter occurred during the first quarter of 2011. For a summary of the history and current status of this matter, see Note J to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

ITEM 1A.  RISK FACTORS.

There were no material changes in the Company’s risk factors in the first quarter of 2011.

The Dow Chemical Company and Subsidiaries

PART II – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended March 31, 2011:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	(1)	Average price paid per share	Total number of shares purchased as part of the Company’s publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company’s publicly announced share repurchase program
January 2011	439		$35.41	-	-
February 2011	500,670		$37.93	-	-
March 2011	1,002		$37.16	-	-
First quarter 2011	502,111		$37.93	-	-
(1)	Represents shares received from employees and non-employee directors to pay taxes owed to the Company as a result of the exercise of stock options or the delivery of deferred stock.

ITEM 6.  EXHIBITS.

See the Exhibit Index on page 68 of this Quarterly Report on Form 10-Q for exhibits filed with this report.

The Dow Chemical Company and Subsidiaries

Trademark Listing

The following trademarks or service marks of The Dow Chemical Company and certain affiliated companies of Dow appear in this report: POWERHOUSE

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

Date: May 4, 2011

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