Form 10-Q
period 2011-06-30
DOW CHEMICAL CO /DE/
filed 2011-08-03
CIK 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2011
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☑ No

Outstanding at
Class	June 30, 2011
Common Stock, par value $2.50 per share	1,181,218,850 shares

The Dow Chemical Company
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2011

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions, except per share amounts (Unaudited)	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Net Sales	$16,046	$13,618	$30,779	$27,035
Cost of sales	13,551	11,580	25,668	23,121
Research and development expenses	411	407	811	814
Selling, general and administrative expenses	695	648	1,395	1,310
Amortization of intangibles	125	125	248	253
Restructuring charges	—	13	—	29
Acquisition and integration related expenses	—	37	31	63
Equity in earnings of nonconsolidated affiliates	291	244	589	548
Sundry income (expense) - net	80	95	(369)	178
Interest income	10	10	17	17
Interest expense and amortization of debt discount	328	367	705	743
Income Before Income Taxes	1,317	790	2,158	1,445
Provision for income taxes	240	131	360	234
Net Income	1,077	659	1,798	1,211
Net income attributable to noncontrolling interests	10	8	21	9
Net Income Attributable to The Dow Chemical Company	1,067	651	1,777	1,202
Preferred stock dividends	85	85	170	170
Net Income Available for The Dow Chemical Company Common Stockholders	$982	$566	$1,607	$1,032

Per Common Share Data:
Earnings per common share - basic	$0.84	$0.50	$1.39	$0.92
Earnings per common share - diluted	$0.84	$0.50	$1.37	$0.91

Common stock dividends declared per share of common stock	$0.25	$0.15	$0.40	$0.30
Weighted-average common shares outstanding - basic	1,149.6	1,125.4	1,144.6	1,121.4
Weighted-average common shares outstanding - diluted	1,160.9	1,141.6	1,156.2	1,138.3

Depreciation	$526	$571	$1,085	$1,162
Capital Expenditures	$564	$397	$969	$691
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Jun 30, 2011	Dec 31, 2010
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2011: $107; 2010: $145)	$2,223	$7,039
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2011: $135; 2010: $128)	5,601	4,616
Other	5,150	4,428
Inventories	8,739	7,087
Deferred income tax assets - current	573	611
Other current assets	413	349
Total current assets	22,699	24,130
Investments
Investment in nonconsolidated affiliates	3,469	3,453
Other investments (investments carried at fair value - 2011: $2,015; 2010: $2,064)	2,480	2,542
Noncurrent receivables	341	388
Total investments	6,290	6,383
Property
Property	53,888	51,648
Less accumulated depreciation	35,839	33,980
Net property (variable interest entities restricted - 2011: $1,747; 2010: $1,388)	18,049	17,668
Other Assets
Goodwill	13,079	12,967
Other intangible assets (net of accumulated amortization - 2011: $2,127; 2010: $1,805)	5,389	5,530
Deferred income tax assets - noncurrent	2,057	2,079
Asbestos-related insurance receivables - noncurrent	217	220
Deferred charges and other assets	667	611
Total other assets	21,409	21,407
Total Assets	$68,447	$69,588
Liabilities and Equity
Current Liabilities
Notes payable	$916	$1,467
Long-term debt due within one year	661	1,755
Accounts payable:
Trade	4,893	4,356
Other	2,305	2,249
Income taxes payable	355	349
Deferred income tax liabilities - current	115	105
Dividends payable	374	257
Accrued and other current liabilities	2,810	3,358
Total current liabilities	12,429	13,896
Long-Term Debt (variable interest entities nonrecourse - 2011: $930; 2010: $167)	18,511	20,605
Other Noncurrent Liabilities
Deferred income tax liabilities - noncurrent	1,238	1,295
Pension and other postretirement benefits - noncurrent	7,552	7,492
Asbestos-related liabilities - noncurrent	643	663
Other noncurrent obligations	3,035	2,995
Total other noncurrent liabilities	12,468	12,445
Stockholders’ Equity
Preferred stock, series A	4,000	4,000
Common stock	2,953	2,931
Additional paid-in capital	2,450	2,286
Retained earnings	18,877	17,736
Accumulated other comprehensive loss	(3,647)	(4,399)
Unearned ESOP shares	(448)	(476)
Treasury stock at cost	—	(239)
The Dow Chemical Company’s stockholders’ equity	24,185	21,839
Noncontrolling interests	854	803
Total equity	25,039	22,642
Total Liabilities and Equity	$68,447	$69,588
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
In millions (Unaudited)	Jun 30, 2011	Jun 30, 2010
Operating Activities
Net Income	$1,798	$1,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,428	1,491
Provision (Credit) for deferred income tax	(99)	51
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	50	(143)
Pension contributions	(282)	(133)
Net gain on sales of investments	(35)	(34)
Net (gain) loss on sales of property, businesses and consolidated companies	(6)	131
Other net loss	—	10
Net gain on sale of ownership interest in nonconsolidated affiliates	(61)	—
Restructuring charges	—	29
Loss on early extinguishment of debt	482	—
Excess tax benefits from share-based payment arrangements	(14)	(3)
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(2,721)	(1,336)
Proceeds from interests in trade accounts receivable conduits	1,224	867
Inventories	(1,651)	(598)
Accounts payable	653	395
Other assets and liabilities	(146)	(655)
Cash provided by operating activities	620	1,283
Investing Activities
Capital expenditures	(969)	(691)
Construction of assets pending sale / leaseback	(113)	—
Proceeds from sale / leaseback of assets	80	—
Proceeds from sales of property, businesses and consolidated companies	85	1,651
Acquisitions of businesses	(6)	(5)
Purchases of previously leased assets	—	(45)
Investments in consolidated companies, net of cash acquired	(120)	(120)
Investments in nonconsolidated affiliates	(45)	(76)
Distributions from nonconsolidated affiliates	27	20
Proceeds from sale of ownership interests in nonconsolidated affiliates	81	—
Change in restricted cash	—	211
Purchases of investments	(427)	(593)
Proceeds from sales and maturities of investments	503	585
Cash provided by (used in) investing activities	(904)	937
Financing Activities
Changes in short-term notes payable	(557)	(298)
Proceeds from notes payable	—	84
Payments on notes payable	—	(668)
Proceeds from issuance of long-term debt	946	325
Payments on long-term debt	(4,738)	(1,092)
Purchases of treasury stock	(19)	(13)
Proceeds from issuance of common stock	171	79
Proceeds from sales of common stock	98	69
Excess tax benefits from share-based payment arrangements	14	3
Contribution from noncontrolling interests	20	—
Distributions to noncontrolling interests	(22)	(5)
Dividends paid to stockholders	(512)	(506)
Cash used in financing activities	(4,599)	(2,022)
Effect of Exchange Rate Changes on Cash	64	(22)
Cash Assumed in Initial Consolidation of Variable Interest Entities	3	46
Summary
Increase (Decrease) in cash and cash equivalents	(4,816)	222
Cash and cash equivalents at beginning of year	7,039	2,846
Cash and cash equivalents at end of period	$2,223	$3,068
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Six Months Ended
In millions (Unaudited)	Jun 30, 2011	Jun 30, 2010
Preferred Stock
Balance at beginning of year and end of period	$4,000	$4,000
Common Stock
Balance at beginning of year	2,931	2,906
Common stock issued	22	11
Balance at end of period	2,953	2,917
Additional Paid-in Capital
Balance at beginning of year	2,286	1,913
Common stock issued	149	68
Stock-based compensation and allocation of ESOP shares	15	44
Balance at end of period	2,450	2,025
Retained Earnings
Balance at beginning of year	17,736	16,704
Net income available for The Dow Chemical Company common stockholders	1,607	1,032
Dividends declared on common stock (per share: $0.40 in 2011, $0.30 in 2010)	(460)	(337)
Other	(6)	(11)
Impact of adoption of ASU 2009-17, net of tax	—	(248)
Balance at end of period	18,877	17,140
Accumulated Other Comprehensive Loss
Unrealized Gains on Investments at beginning of year	111	79
Net change in unrealized gains	6	(19)
Balance at end of period	117	60
Cumulative Translation Adjustments at beginning of year	367	624
Translation adjustments	600	(1,022)
Balance at end of period	967	(398)
Pension and Other Postretirement Benefit Plans at beginning of year	(4,871)	(4,587)
Adjustments to pension and other postretirement benefit plans	141	149
Balance at end of period	(4,730)	(4,438)
Accumulated Derivative Loss at beginning of year	(6)	(8)
Net hedging results	(2)	(3)
Reclassification to earnings	7	7
Balance at end of period	(1)	(4)
Total accumulated other comprehensive loss	(3,647)	(4,780)
Unearned ESOP Shares
Balance at beginning of year	(476)	(519)
Shares allocated to ESOP participants	28	26
Balance at end of period	(448)	(493)
Treasury Stock
Balance at beginning of year	(239)	(557)
Purchases	(19)	(13)
Issuance to employees and employee plans	258	251
Balance at end of period	—	(319)
The Dow Chemical Company’s Stockholders’ Equity	24,185	20,490
Noncontrolling Interests
Balance at beginning of year	803	569
Net income attributable to noncontrolling interests	21	9
Distributions to noncontrolling interests	(22)	(5)
Capital contributions	20	—
Consolidation of a variable interest entity	31	—
Impact of adoption of ASU 2009-17	—	100
Other	1	4
Balance at end of period	854	677
Total Equity	$25,039	$21,167
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Net Income	$1,077	$659	$1,798	$1,211
Other Comprehensive Income (Loss), Net of Tax
Net change in unrealized gains (losses) on investments	(8)	(32)	6	(19)
Translation adjustments	159	(592)	600	(1,022)
Adjustments to pension and other postretirement benefit plans	69	107	141	149
Net gains (losses) on cash flow hedging derivative instruments	14	(5)	5	4
Total other comprehensive income (loss)	234	(522)	752	(888)
Comprehensive Income	1,311	137	2,550	323
Comprehensive income attributable to noncontrolling interests, net of tax	10	8	21	9
Comprehensive Income Attributable to The Dow Chemical Company	$1,301	$129	$2,529	$314
See Notes to the Consolidated Financial Statements.

(Unaudited)	The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 1. Financial Statements. Notes to the Consolidated Financial Statements

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
Accounting Guidance Issued But Not Adopted as of June 30, 2011
In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," which provides common requirements for measuring fair value and disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards ("IFRS"). This ASU is effective for fiscal years beginning on or after December 15, 2011. The Company is currently evaluating the impact of adopting the guidance.

In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income," which improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. This ASU is effective for fiscal years beginning on or after December 15, 2011 and early adoption is permitted. The Company is currently evaluating the impact of adopting the guidance.

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
The following table summarizes the 2011 activities related to the Company’s restructuring reserve:

2011 Activities Related to 2009 Restructuring In millions	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Reserve balance at December 31, 2010	$68	$6	$74
Cash payments	—	(6)	(6)
Reserve balance at March 31, 2011	$68	$—	$68

The shutdowns related to the 2009 restructuring plan were substantially completed in the first quarter of 2011, with remaining liabilities primarily related to environmental remediation to be paid over time.
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

In the second quarter of 2010, the Company recorded additional restructuring charges of $13 million which included the write-off of other assets of $5 million, additional costs associated with exit or disposal activities of $7 million and additional severance of $1 million related to the FTC required divestitures that were included in the 2009 restructuring plan. The impact of these charges is shown as “Restructuring charges” in the consolidated statements of income and was reflected in Performance Products ($12 million) and Corporate ($1 million).

Restructuring Reserve Assumed from Rohm and Haas
Included in liabilities assumed in the April 1, 2009 acquisition of Rohm and Haas was a reserve for severance and employee benefits for the separation of employees under the terms of Rohm and Haas’ ongoing benefit arrangement. The separations resulted from plant shutdowns, production schedule adjustments, productivity improvements and reductions in support services. A currency adjusted liability of $12 million remained at December 31, 2010; $5 million for employees who had left the Company and would continue to receive annuity payments in early 2011, and $7 million for approximately 44 employees. In the first quarter of 2011, the Company decreased the restructuring reserve $6 million to adjust the reserve to the expected future severance payments. The impact of this adjustment is shown as “Cost of sales” in the consolidated statements of income and was reflected in Corporate. Severance payments of $7 million were made in the six-month period ended June 30, 2011, bringing the program to a close.

Restructuring Reserve Assumed from Rohm and Haas In millions	Severance Costs
Reserve balance at December 31, 2010	$12
Cash payments	(7)
Adjustments to reserve	(6)
Foreign currency impact	1
Reserve balance at June 30, 2011	$—

NOTE D – ACQUISITIONS AND DIVESTITURES

Rohm and Haas Acquisition and Integration Related Expenses
During the first quarter of 2011, pretax charges totaling $31 million were recorded for integration costs related to the April 1, 2009 acquisition of Rohm and Haas, which was substantially completed in the first quarter of 2011. During the second quarter of 2010, pretax charges totaling $37 million ($63 million during the first six months of 2010) were recorded for integration costs related to the acquisition. These charges were recorded in “Acquisition and integration related expenses” and reflected in Corporate.

Divestitures Required as a Condition to the Acquisition of Rohm and Haas
As a condition of the FTC's approval of the April 1, 2009 acquisition of Rohm and Haas, the Company was required to divest a portion of its acrylic monomer business, a portion of its specialty latex business and its hollow sphere particle business. On July 31, 2009, the Company entered into a definitive agreement that included the sale of the portion of its acrylic monomer business and the portion of its specialty latex business. The sale was completed on January 25, 2010. Additional impairment charges of $8 million related to these assets were recognized in the first quarter of 2010. In the second quarter of 2010, additional severance costs of $1 million and the write-off of other assets of $5 million were recognized (see Note C).

The Company completed the sale of its hollow sphere particle business in the second quarter of 2010 and recognized additional costs associated with disposal activities of $7 million, related to contract termination fees (see Note C).

Divestiture of the Styron Business Unit
On March 2, 2010, the Company announced the entry into a definitive agreement to sell the Styron business unit (“Styron”) to an affiliate of Bain Capital Partners. The definitive agreement specified the assets and liabilities related to the businesses and products to be included in the sale. On June 17, 2010, the sale was completed for $1,561 million, net of working capital adjustments and costs to sell, with proceeds subject to customary post-closing adjustments. Post-closing adjustments were finalized in the fourth quarter of 2010. The proceeds included a $75 million long-term note receivable. In addition, the Company elected to acquire a 7.5 percent equity interest in the resulting privately held, global materials company.

The Company recognized a pretax gain of $51 million on the sale in the second quarter of 2010, included in “Sundry income (expense) - net” and reflected in the following operating segments: Performance Systems ($15 million), Performance Products ($26 million) and Plastics ($10 million).

On February 3, 2011, Styron repaid the $75 million long-term note receivable, plus interest. In the first quarter of 2011, the Company received dividend income of $25 million, recorded in “Sundry income (expense) - net” in the consolidated statements of income and reflected in Corporate. The Company continued to hold a 6.5 percent equity interest at June 30, 2011.

Subsequent Event
On July 27, 2011, the Company entered into a definitive agreement under which the Company's global Polypropylene business will be divested to Braskem SA for a total enterprise value of approximately $340 million. The transaction is expected to close by the end of the third quarter 2011, pending regulatory approval, and the Company expects to report a gain on this divestiture. The divestiture will include the Company's polypropylene manufacturing facilities at Schkopau and Wesseling, Germany, and Freeport and Seadrift, Texas. Also included are inventory, business know-how, certain product and process technology, and customer contracts and lists. Dow's Polypropylene Licensing and Catalyst business and related catalyst facilities are excluded from the scope of the transaction.

NOTE E – INVENTORIES
The following table provides a breakdown of inventories:

Inventories In millions	Jun 30, 2011	Dec 31, 2010
Finished goods	$5,034	$4,289
Work in process	2,021	1,498
Raw materials	924	644
Supplies	760	656
Total inventories	$8,739	$7,087
The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $1,396 million at June 30, 2011 and $1,003 million at December 31, 2010.

NOTE F – NONCONSOLIDATED AFFILIATES
The table below presents summarized financial information for Dow Corning Corporation, a significant nonconsolidated affiliate (at 100 percent):

Summarized Income Statement Information	Three Months Ended		Six Months Ended
for Dow Corning Corporation In millions	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Sales	$1,668	$1,545	$3,247	$2,898
Gross profit	$533	$554	$1,072	$1,060
Net income attributable to Dow Corning Corporation	$191	$221	$370	$439

NOTE G – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the carrying amount of goodwill by operating segment:

Goodwill	Electronic and Specialty Materials	Coatings and Infra- structure	Health and Ag Sciences	Perf Systems	Perf Products	Plastics	Hydro- carbons	Total
In millions
Net goodwill at Dec. 31, 2010	$5,747	$4,191	$1,546	$859	$526	$35	$63	$12,967
Foreign currency impact	45	51	—	10	6	—	—	112
Net goodwill at June 30, 2011	$5,792	$4,242	$1,546	$869	$532	$35	$63	$13,079

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	At June 30, 2011			At December 31, 2010
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$1,715	$(536)	$1,179	$1,733	$(466)	$1,267
Patents	123	(99)	24	121	(95)	26
Software	1,034	(557)	477	965	(506)	459
Trademarks	694	(199)	495	693	(168)	525
Customer related	3,750	(635)	3,115	3,647	(492)	3,155
Other	145	(101)	44	122	(78)	44
Total other intangible assets, finite lives	$7,461	$(2,127)	$5,334	$7,281	$(1,805)	$5,476
IPR&D (1), indefinite lives	55	—	55	54	—	54
Total other intangible assets	$7,516	$(2,127)	$5,389	$7,335	$(1,805)	$5,530
(1) Purchased in-process research and development (“IPR&D”).

The following table provides information regarding amortization expense related to intangible assets:

Amortization Expense	Three Months Ended		Six Months Ended
In millions	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Other intangible assets, excluding software	$125	$125	$248	$253
Software, included in “Cost of sales”	$22	$22	$45	$43

Total estimated amortization expense related to intangible assets for 2011 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2011	$620
2012	$561
2013	$537
2014	$514
2015	$496
2016	$486

NOTE H – FINANCIAL INSTRUMENTS
Investments
The Company’s investments in marketable securities are primarily classified as available-for-sale.

Investing Results	Six Months Ended
In millions	Jun 30, 2011	Jun 30, 2010
Proceeds from sales of available-for-sale securities	$460	$535
Gross realized gains	$26	$27
Gross realized losses	$(7)	$(50)

The following table summarizes the contractual maturities of the Company’s investments in debt securities:

Contractual Maturities of Debt Securities at June 30, 2011
In millions	Amortized Cost	Fair Value
Within one year	$23	$23
One to five years	534	582
Six to ten years	467	498
After ten years	213	235
Total	$1,237	$1,338

At June 30, 2011, the Company had $330 million of held-to-maturity securities (primarily Treasury Bills) classified as cash equivalents, as these securities had original maturities of three months or less ($3.2 billion at December 31, 2010). The Company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. At June 30, 2011, the Company had investments in money market funds of $122 million classified as cash equivalents ($35 million at December 31, 2010).
The net unrealized gain recognized during the six-month period ended June 30, 2011 on trading securities held at June 30, 2011 was $13 million ($16 million during the six-month period ended June 30, 2010).
The following table provides the fair value and gross unrealized losses of the Company’s investments that were deemed to be temporarily impaired at June 30, 2011 and December 31, 2010, aggregated by investment category:

Temporarily Impaired Securities Less than 12 Months (1)
	At June 30, 2011		At December 31, 2010
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
Government debt (2,3)	$—	$—	$62	$(2)
Corporate bonds	32	(1)	43	(1)
Total debt securities	$32	$(1)	$105	$(3)
Equity securities	96	(8)	52	(3)
Total temporarily impaired securities	$128	$(9)	$157	$(6)

(1)	Unrealized losses of 12 months or more were less than $1 million.

(2)	Unrealized losses of less than 12 months were less than $1 million at June 30, 2011.

(3)	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

Portfolio managers regularly review the Company’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of a temporary impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred.
For debt securities, the credit rating of the issuer, current credit rating trends, the trends of the issuer’s overall sector, the ability of the issuer to pay expected cash flows and the length of time the security has been in a loss position are considered in determining whether unrealized losses represent an other-than-temporary impairment. The Company did not have any credit-related losses on debt securities during the six-month periods ended June 30, 2011 or June 30, 2010.
For equity securities, the Company’s investments are primarily in Standard & Poor’s (“S&P”) 500 companies; however, the Company’s policies allow investments in companies outside of the S&P 500. The largest holdings are Exchange Traded Funds that represent the S&P 500 index or an S&P sector or subset. The Company considers the evidence to support the recovery of the cost basis of a security including volatility of the stock, the length of time the security has been in a loss position, value and growth expectations, and overall market and sector fundamentals, as well as technical analysis, in determining whether unrealized losses represent an other-than-temporary impairment. In the six-month period ended June 30, 2011, other-than-temporary impairment write-downs on investments still held by the Company were $3 million ($4 million in the six-month period ended June 30, 2010).

The aggregate cost of the Company’s cost method investments totaled $171 million at June 30, 2011 and $171 million at December 31, 2010. Due to the nature of these investments, the fair market value is not readily determinable. These investments are reviewed for impairment indicators. In the six-month period ended June 30, 2011, the Company's impairment analysis identified indicators that resulted in no reduction in the cost basis of these investments ($20 million reduction in the six-month period ended June 30, 2010).
The following table summarizes the fair value of financial instruments at June 30, 2011 and December 31, 2010:

Fair Value of Financial Instruments
	At June 30, 2011				At December 31, 2010
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities: (1)
Debt securities:
Government debt (2)	$560	$40	$—	$600	$603	$40	$(2)	$641
Corporate bonds	677	62	(1)	738	760	72	(1)	831
Total debt securities	$1,237	$102	$(1)	$1,338	$1,363	$112	$(3)	$1,472
Equity securities	585	100	(8)	677	501	94	(3)	592
Total marketable securities	$1,822	$202	$(9)	$2,015	$1,864	$206	$(6)	$2,064
Long-term debt incl. debt due within one year (3)	$(19,172)	$79	$(2,419)	$(21,512)	$(22,360)	$175	$(2,530)	$(24,715)
Derivatives relating to:
Foreign currency	$—	$22	$(32)	$(10)	$—	$40	$(38)	$2
Commodities	$—	$16	$(4)	$12	$—	$14	$(4)	$10
(1) Included in “Other investments” in the consolidated balance sheets.
(2) U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.
(3) Cost includes fair value adjustments of $22 million at June 30, 2011 and $23 million at December 31, 2010.

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
The Company’s risk management program for interest rate, foreign currency and commodity risks is based on fundamental, mathematical and technical models that take into account the implicit cost of hedging. Risks created by derivative instruments and the mark-to-market valuations of positions are strictly monitored at all times, using value at risk and stress tests. Counterparty credit risk arising from these contracts is not significant because the Company minimizes counterparty concentration, deals primarily with major financial institutions of solid credit quality, and the majority of its hedging transactions mature in less than three months. In addition, the Company minimizes concentrations of credit risk through its global orientation by transacting with large, internationally diversified financial counterparties. It is the Company’s policy not to have credit-risk-related contingent features in its derivative instruments. The Company does not anticipate losses from credit risk, and the net cash requirements arising from counterparty risk associated with risk management activities are not expected to be material in 2011. No significant concentration of counterparty credit risk existed at June 30, 2011.
The Company reviews its overall financial strategies and the impacts from using derivatives in its risk management program with the Company’s Board of Directors and revises its strategies as market conditions dictate.
Interest Rate Risk Management
The Company enters into various interest rate contracts with the objective of lowering funding costs or altering interest rate exposures related to fixed and variable rate obligations. In these contracts, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. At June 30, 2011, the Company had no open interest rate swaps.

Foreign Currency Risk Management
The Company’s global operations require active participation in foreign exchange markets. The Company enters into foreign exchange forward contracts and options, and cross-currency swaps to hedge various currency exposures or create desired exposures. Exposures primarily relate to assets, liabilities and bonds denominated in foreign currencies, as well as economic exposure, which is derived from the risk that currency fluctuations could affect the dollar value of future cash flows related to operating activities. The primary business objective of the activity is to optimize the U.S. dollar value of the Company’s assets, liabilities and future cash flows with respect to exchange rate fluctuations. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. At June 30, 2011, the Company had forward contracts, options and cross-currency swaps to buy, sell or exchange foreign currencies. These contracts had various expiration dates, primarily in the third quarter of 2011.
Commodity Risk Management
The Company has exposure to the prices of commodities in its procurement of certain raw materials. The primary purpose of commodity hedging activities is to manage the price volatility associated with these forecasted inventory purchases. At June 30, 2011, the Company had futures contracts, options and swaps to buy, sell or exchange commodities. These agreements had various expiration dates through 2012.
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
The net loss from previously terminated interest rate cash flow hedges included in AOCI at June 30, 2011 was $1 million after tax ($2 million after tax at December 31, 2010). The Company had no open interest rate derivatives designated as cash flow hedges at June 30, 2011 or December 31, 2010.
Current open foreign currency forward contracts hedge the currency risk of forecasted feedstock purchase transactions until September 2011. The effective portion of the mark-to-market effects of the foreign currency forward contracts is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying feedstock purchase affects income. The net loss from the foreign currency hedges included in AOCI at June 30, 2011 was $5 million after tax ($4 million after tax at December 31, 2010). At June 30, 2011, the Company had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a notional U.S. dollar equivalent of $203 million ($827 million at December 31, 2010).
Commodity swaps, futures and option contracts with maturities of not more than 36 months are utilized and designated as cash flow hedges of forecasted commodity purchases. Current open contracts hedge forecasted transactions until December 2011. The effective portion of the mark-to-market effect of the cash flow hedge instrument is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying commodity purchase affects income. The net gain from commodity hedges included in AOCI at June 30, 2011 was $6 million after tax ($3 million after tax at December 31, 2010). At June 30, 2011 and December 31, 2010, the Company had the following aggregate notionals of outstanding commodity forward contracts to hedge forecasted purchases:

Commodity	Jun 30, 2011	Dec 31, 2010	Notional Volume Unit
Crude Oil	0.5	0.1	million barrels
Ethane	0.6	1.6	million barrels
Natural Gas	1.0	2.7	million million British thermal units

Fair Value Hedges
For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current period income and reflected as “Interest expense and amortization of debt discount” in the consolidated statements of income. The short-cut method is used when the criteria are met. The Company had no open interest rate swaps designated as fair value hedges of underlying fixed rate debt obligations at June 30, 2011 or December 31, 2010.
Net Foreign Investment Hedges
For derivative instruments that are designated and qualify as net foreign investment hedges, the effective portion of the gain or loss on the derivative is included in “Cumulative Translation Adjustments” in AOCI. The results of hedges of the Company’s net investment in foreign operations included in “Cumulative Translation Adjustments” in AOCI was a net loss of $67 million after tax at June 30, 2011 (net gain of $70 million after tax at December 31, 2010). At June 30, 2011 and December 31, 2010, the Company had no open forward contracts or outstanding options to buy, sell or exchange foreign currencies that were designated as net foreign investment hedges. At June 30, 2011, the Company had outstanding foreign-currency denominated debt designated as a hedge of net foreign investment of $614 million ($1,250 million at December 31, 2010).
Other Derivative Instruments
The Company utilizes futures, options and swap instruments that are effective as economic hedges of commodity price exposures, but do not meet the hedge accounting criteria in the accounting guidance for derivatives and hedging. At June 30, 2011 and December 31, 2010, the Company had the following aggregate notionals of outstanding commodity contracts:

Commodity	Jun 30, 2011	Dec 31, 2010	Notional Volume Unit
Crude Oil	0.3	—	million barrels
Ethane	3.0	3.8	million barrels
Naphtha	60.0	—	kilotons
Natural Gas	9.1	12.0	million million British thermal units

The Company also uses foreign exchange forward contracts, options, and cross-currency swaps that are not designated as hedging instruments primarily to manage foreign currency exposure. The Company had open foreign exchange contracts with various expiration dates to buy, sell or exchange foreign currencies with a notional U.S. dollar equivalent of $12,925 million at June 30, 2011 ($13,944 million at December 31, 2010).

The following table provides the fair value and gross balance sheet classification of derivative instruments at June 30, 2011 and December 31, 2010:

Fair Value of Derivative Instruments In millions	Balance Sheet Classification	Jun 30, 2011	Dec 31, 2010
Asset Derivatives
Derivatives designated as hedges:
Foreign currency	Accounts and notes receivable – Other	$—	$9
Commodities	Other current assets (1)	5	7
Total derivatives designated as hedges		$5	$16
Derivatives not designated as hedges:
Foreign currency	Accounts and notes receivable – Other	$37	$77
Commodities	Other current assets (1)	33	23
Total derivatives not designated as hedges		$70	$100
Total asset derivatives		$75	$116
Liability Derivatives
Derivatives designated as hedges:
Foreign currency	Accounts payable – Other	$3	$20
Commodities	Accounts payable – Other	1	8
Total derivatives designated as hedges		$4	$28
Derivatives not designated as hedges:
Foreign currency	Accounts payable – Other	$44	$64
Commodities	Accounts payable – Other	20	16
Total derivatives not designated as hedges		$64	$80
Total liability derivatives		$68	$108
(1) Included in “Accounts and notes receivable – Other” in the consolidated balance sheet at December 31, 2010.

Effect of Derivative Instruments for the three months ended June 30, 2011 In millions	Change in Unrealized Gain (Loss) in AOCI (1,2)	Income Statement Classification	Gain (Loss) Reclassified from AOCI to Income (3)	Additional Gain (Loss) Recognized in Income (3,4)
Derivatives designated as hedges:
Fair value:
Interest rates	$—	Interest expense (5)	$(1)	$—
Cash flow:
Commodities	5	Cost of sales	6	—
Foreign currency	(5)	Cost of sales	(19)	—
Total derivatives designated as hedges	$—		$(14)	$—
Derivatives not designated as hedges:
Foreign currency (6)	$—	Sundry income (expense) – net	$—	$42
Commodities	—	Cost of sales	—	(14)
Total derivatives not designated as hedges	$—		$—	$28
Total derivatives	$—		$(14)	$28

Effect of Derivative Instruments for the three months ended June 30, 2010 In millions	Change in Unrealized Gain (Loss) in AOCI (1,2)	Income Statement Classification	Gain (Loss) Reclassified from AOCI to Income (3)	Additional Gain (Loss) Recognized in Income (3,4)
Derivatives designated as hedges:
Fair value:
Interest rates	$(1)	Interest expense (5)	$—	$(1)
Cash flow:
Commodities	(14)	Cost of sales	(2)	—
Foreign currency	10	Cost of sales	3	—
Net foreign investment:
Foreign currency	(17)	n/a	—	—
Total derivatives designated as hedges	$(22)		$1	$(1)
Derivatives not designated as hedges:
Foreign currency (6)	$—	Sundry income (expense) – net	$—	$14
Commodities	—	Cost of sales	—	(3)
Total derivatives not designated as hedges	$—		$—	$11
Total derivatives	$(22)		$1	$10

(1)	Accumulated other comprehensive income (loss) (“AOCI”).

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

(3)	Pretax amounts.

(4)	Amounts impacting income not related to AOCI reclassification; also includes immaterial amounts of hedge ineffectiveness.

(5)	Interest expense and amortization of debt discount.

(6)	Foreign currency derivatives not designated as hedges are offset by foreign exchange gains/losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.

Effect of Derivative Instruments for the six months ended June 30, 2011 In millions	Change in Unrealized Gain (Loss) in AOCI (1,2)	Income Statement Classification	Gain (Loss) Reclassified from AOCI to Income (3)	Additional Gain (Loss) Recognized in Income (3,4)
Derivatives designated as hedges:
Fair value:
Interest rates	$—	Interest expense (5)	$(1)	$(1)
Cash flow:
Commodities	10	Cost of sales	11	—
Foreign currency	(16)	Cost of sales	(17)	—
Total derivatives designated as hedges	$(6)		$(7)	$(1)
Derivatives not designated as hedges:
Foreign currency (6)	$—	Sundry income (expense) – net	$—	$41
Commodities	—	Cost of sales	—	(13)
Total derivatives not designated as hedges	$—		$—	$28
Total derivatives	$(6)		$(7)	$27

Effect of Derivative Instruments for the six months ended June 30, 2010 In millions	Change in Unrealized Gain (Loss) in AOCI (1,2)	Income Statement Classification	Gain (Loss) Reclassified from AOCI to Income (3)	Additional Gain (Loss) Recognized in Income (3,4)
Derivatives designated as hedges:
Fair value:
Interest rates	$(1)	Interest expense (5)	$—	$(1)
Cash flow:
Commodities	(18)	Cost of sales	(4)	—
Foreign currency	20	Cost of sales	(3)	—
Net foreign investment:
Foreign currency	(20)	n/a	—	—
Total derivatives designated as hedges	$(19)		$(7)	$(1)
Derivatives not designated as hedges:
Foreign currency (6)	$—	Sundry income (expense) – net	$—	$113
Commodities	—	Cost of sales	—	(4)
Total derivatives not designated as hedges	$—		$—	$109
Total derivatives	$(19)		$(7)	$108

(1)	Accumulated other comprehensive income (loss) (“AOCI”).

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

The net after-tax amounts to be reclassified from AOCI to income within the next 12 months are a $1 million loss for interest rate contracts, a $6 million gain for commodity contracts and a $5 million loss for foreign currency contracts.

NOTE I – FAIR VALUE MEASUREMENTS
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements on a Recurring Basis at June 30, 2011 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Interests in trade accounts receivable conduits (2)	$—	$—	1,343	$1,389	$—	$1,389
Equity securities (3)	639	38	—	—	—	677
Debt securities: (3)
Government debt (4)	—	600	—	—	—	600
Corporate bonds	—	738	—	—	—	738
Derivatives relating to: (5)
Foreign currency	—	37	—	—	(15)	22
Commodities	16	22	—	—	(22)	16
Total assets at fair value	$655	$1,435		$1,389	$(37)	$3,442
Liabilities at fair value:
Derivatives relating to: (5)
Foreign currency	$—	$47		$—	$(15)	$32
Commodities	5	16		—	(17)	4
Total liabilities at fair value	$5	$63		$—	$(32)	$36

Basis of Fair Value Measurements on a Recurring Basis at December 31, 2010 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Interests in trade accounts receivable conduits (2)	$—	$—	$1,267	$—	$1,267
Equity securities (3)	556	36	—	—	592
Debt securities: (3)
Government debt (4)	—	641	—	—	641
Corporate bonds	—	831	—	—	831
Derivatives relating to: (5)
Foreign currency	—	86	—	$(46)	40
Commodities	12	18	—	(16)	14
Total assets at fair value	$568	$1,612	$1,267	$(62)	$3,385
Liabilities at fair value:
Derivatives relating to: (5)
Foreign currency	$—	$84	$—	$(46)	$38
Commodities	7	17	—	(20)	4
Total liabilities at fair value	$7	$101	$—	$(66)	$42

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

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding assets and liabilities. The Company borrowed $6 million of cash collateral against $11 million of unrealized gains at June 30, 2011 (posted $4 million of cash collateral at December 31, 2010). The net $5 million at June 30, 2011 and the $4 million at December 31, 2010 were classified as “Accounts and notes receivable – Other” in the consolidated balance sheets.
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
There were no significant transfers between Levels 1 and 2 in the six-month period ended June 30, 2011 or the year ended December 31, 2010.
For assets classified as Level 3 measurements, the fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity. The fair value of the Company’s interests held in trade receivable conduits is determined by calculating the expected amount of cash to be received using the key input of anticipated credit losses in the portfolio of receivables sold that have not yet been collected. Given the short-term nature of the underlying receivables, discount rate and prepayments are not factors in determining the fair value of the interests. See Note K for further information on assets classified as Level 3 measurements.
The following table summarizes the changes in fair value measurements using Level 3 inputs for the three and six month periods ended June 30, 2011 and 2010:

Fair Value Measurements Using Level 3 Inputs	Three Months Ended		Six Months Ended
Interests Held in Trade Receivable Conduits (1) In millions	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Balance at beginning of period	$1,343	$1,224	$1,267	$—
Gain/(Loss) included in earnings (2)	3	9	(5)	9
Purchases – North America	161	181	1,098	1,933
Purchases – Europe	116	144	253	144
Settlements – North America	(98)	(352)	(1,000)	(880)
Settlements – Europe	(136)	—	(224)	—
Balance at June 30	$1,389	$1,206	$1,389	$1,206

(1)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets.

(2)	Included in “Selling, general and administrative expenses” in the consolidated statements of income.

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
As part of the Joint Plan, Dow and Corning Incorporated agreed to provide a credit facility to Dow Corning in an aggregate amount of $300 million, which was reduced to $150 million effective June 1, 2011. The Company’s share of the credit facility was originally $150 million, but was reduced to $75 million effective June 1, 2011, and is subject to the terms and conditions stated in the Joint Plan. At June 30, 2011, no draws had been taken against the credit facility.
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
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At June 30, 2011, the Company had accrued obligations of $675 million for probable environmental remediation and restoration costs, including $66 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material adverse impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material adverse impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2010, the Company had accrued obligations of $607 million for probable environmental remediation and restoration costs, including $59 million for the remediation of Superfund sites.
Midland Off-Site Environmental Matters
On June 12, 2003, the Michigan Department of Environmental Quality ("MDEQ") issued a Hazardous Waste Operating License (the “License”) to the Company’s Midland, Michigan manufacturing site (the “Midland site”), which included provisions requiring the Company to conduct an investigation to determine the nature and extent of off-site contamination in the City of Midland soils; the Tittabawassee River and Saginaw River sediment and floodplain soils; and the Saginaw Bay; and, if necessary, undertake remedial action.
City of Midland
Matters related to the City of Midland remain under the primary oversight of the State of Michigan (the “State”) under the License, and the Company and the State are in ongoing discussions regarding the implementation of the requirements of the License.

Tittabawassee and Saginaw Rivers, Saginaw Bay
The Company, the U.S. Environmental Protection Agency (“EPA”) and the State entered into an administrative order on consent (“AOC”), effective January 21, 2010, that requires the Company to conduct a remedial investigation, a feasibility study and a remedial design for the Tittabawassee River, the Saginaw River and the Saginaw Bay, and pay the oversight costs of the EPA and the State under the authority of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). These actions, to be conducted under the lead oversight of the EPA, will build upon the investigative work completed under the State Resource Conservation Recovery Act (“RCRA”) program from 2005 through 2009. The Tittabawassee River, beginning at the Midland Site and extending down to the first six miles of the Saginaw River, are designated as the first Operable Unit for purposes of conducting the remedial investigation, feasibility study and remedial design work. This work will be performed in a largely upriver to downriver sequence for eight geographic segments of the Tittabawassee and upper Saginaw Rivers. The remainder of the Saginaw River and the Saginaw Bay are designated as a second Operable Unit and the work associated with that unit may also be geographically segmented. The AOC does not obligate the Company to perform removal or remedial action; that action can only be required by a separate order. The Company and the EPA will be negotiating orders separate from the AOC that will obligate the Company to perform remedial actions under the scope of work of the AOC and so far have entered into two separate orders to perform limited remedial actions to implement early actions.
Alternative Dispute Resolution Process
The Company; the EPA; the U.S. Department of Justice; and the natural resource damage trustees (the Michigan Office of the Attorney General; the MDEQ; the U.S. Fish and Wildlife Service; the U.S. Bureau of Indian Affairs and the Saginaw-Chippewa tribe), have been engaged in negotiations to seek to resolve potential governmental claims against the Company related to historical off-site contamination associated with the City of Midland, the Tittabawassee and Saginaw Rivers and the Saginaw Bay. The Company and the governmental parties started meeting in the fall of 2005 and entered into a Confidentiality Agreement in December 2005. The Company continues to conduct negotiations under the Federal Alternative Dispute Resolution Act with all of the governmental parties, except the EPA which withdrew from the alternative dispute resolution process on September 12, 2007.

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
At June 30, 2011, the accrual for these off-site matters was $39 million (included in the total accrued obligation of $675 million at June 30, 2011). At December 31, 2010, the Company had an accrual for these off-site matters of $32 million (included in the total accrued obligation of $607 million).
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
Based on Union Carbide’s review of 2011 activity, Union Carbide determined that no adjustment to the accrual was required at June 30, 2011. Union Carbide’s asbestos-related liability for pending and future claims was $703 million at June 30, 2011. Approximately 20 percent of the recorded liability related to pending claims and approximately 80 percent related to future claims.
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
Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $50 million at June 30, 2011 and $50 million at December 31, 2010. At June 30, 2011 and December 31, 2010, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.
In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.

The following table summarizes Union Carbide’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Jun 30, 2011	Dec 31, 2010
Receivables for defense costs – carriers with settlement agreements	$23	$12
Receivables for resolution costs – carriers with settlement agreements	190	236
Receivables for insurance recoveries – carriers without settlement agreements	50	50
Total	$263	$298

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $15 million in the second quarter of 2011 ($22 million in the second quarter of 2010) and $28 million in the first six months of 2011 ($36 million in the first six months of 2010 ), and was reflected in “Cost of sales.”

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
On June 10, 2005, the Company received a Statement of Objections from the European Commission (the “EC”) stating that it believed that the Company and certain subsidiaries of the Company (the “Dow Entities”), together with other participants in the synthetic rubber industry, engaged in conduct in violation of European competition laws with respect to the butadiene rubber and emulsion styrene butadiene rubber businesses. In connection therewith, on November 29, 2006, the EC issued its decision alleging infringement of Article 81 of the Treaty of Rome and imposed a fine of Euro 64.575 million (approximately $85 million at that time) on the Dow Entities; several other companies were also named and fined. As a result, the Company recognized a loss contingency of $85 million related to the fine in the fourth quarter of 2006. The Company appealed the EC’s decision and a hearing was held before the Court of First Instance on October 13, 2009. On July 13, 2011, the General Court issued a decision that partly affirmed the EC's decision with regard to the amount of the fine and the liability of the parent company, but rejected the EC's decision regarding the length of the conspiracy and determined that it was of a shorter duration. The Dow Entities are considering whether to file a further appeal. Subsequent to the imposition of the fine in 2006, the Company and/or certain subsidiaries of the Company became named parties in various related U.S., United Kingdom and Italian civil actions. The U.S. matter was settled in March 2010 through a confidential settlement agreement, with an immaterial impact on the Company’s consolidated financial statements. The United Kingdom and Italian civil actions are still pending.

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
A pension liability associated with this matter of $185 million was recognized as part of the acquisition of Rohm and Haas on April 1, 2009. The liability, which was determined in accordance with the accounting guidance for contingencies, recognized the estimated impact of the above described judicial decisions on the long-term Rohm and Haas Plan obligations owed to the applicable Rohm and Haas retirees and active employees. The Company had a liability associated with this matter of $186 million at June 30, 2011 and $186 million at December 31, 2010.
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

Fixed and Determinable Portion of Take-or-Pay and Throughput Obligations at December 31, 2010 In millions
2011	$3,603
2012	3,261
2013	2,647
2014	2,055
2015	1,341
2016 - 2020	8,203
Total	$21,110

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
The following tables provide a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at June 30, 2011 In millions	Final Expiration	Maximum Future Payments (1)	Recorded Liability
Guarantees	2020	$503	$41
Residual value guarantees	2021	432	20
Total guarantees		$935	$61

(1)	The Company was indemnified by a third party for $57 million if required to perform under a $113 million guarantee.

Guarantees at December 31, 2010 In millions	Final Expiration	Maximum Future Payments (1)	Recorded Liability
Guarantees	2020	$445	$80
Residual value guarantees	2020	391	17
Total guarantees		$836	$97

(1)	The Company was indemnified by a third party for $53 million if required to perform under a $106 million guarantee.

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
The aggregate carrying amount of asset retirement obligations recognized by the Company was $101 million at June 30, 2011 and $99 million at December 31, 2010. The discount rate used to calculate the Company’s asset retirement obligations was 1.78 percent at June 30, 2011 and 1.78 percent at December 31, 2010. These obligations are included in the consolidated balance sheets as “Other noncurrent obligations.”
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
During the three months ended June 30, 2011, the Company recognized a loss of $2 million on the sale of these receivables ($5 million during the three months ended June 30, 2010), which is classified as “Interest expense and amortization of debt discount” in the consolidated statements of income. During the six months ended June 30, 2011, the Company recognized a loss of $4 million on the sale of receivables ($9 million during the six months ended June 30, 2010).
The Company classifies its interests in the conduits as “Accounts and notes receivable – Other” on the consolidated balance sheets and those interests are carried at fair value. Fair value of the interests is determined by calculating the expected amount of cash to be received and is based on unobservable inputs (a Level 3 measurement). The key input in the valuation is percentage of anticipated credit losses, which was 1.38 percent at June 30, 2011 (1.42 percent at December 31, 2010), in the portfolio of receivables sold that had not yet been collected. Given the short-term nature of the underlying receivables, discount rates and prepayments are not factors in determining the fair value of the interests. Credit losses, net of any recoveries, on receivables sold were insignificant for the three-month period ended June 30, 2011 ($1 million for the three-month period ended June 30, 2010) and insignificant for the six-month period ended June 30, 2011 ($1 million for the six-month period ended June 30, 2010). At June 30, 2011, the carrying value of the interests held was $1,204 million ($1,110 million at December 31, 2010), which is the Company’s maximum exposure to loss related to the receivables sold.
The sensitivity of the fair value of the interests held to hypothetical adverse changes in the anticipated credit losses assumption are as follows (amounts shown are the corresponding hypothetical decreases in the carrying value of the interests):

Impact to Carrying Value In millions	Jun 30, 2011	Dec 31, 2010
10% adverse change	$2	$2
20% adverse change	$5	$5

Following is an analysis of certain cash flows between the Company and the North American conduits:

Cash Proceeds	Three Months Ended		Six Months Ended
In millions	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Sale of receivables	$—	$—	$—	$264
Collections reinvested in revolving receivables	$5,152	$4,769	$9,718	$7,718
Interests in conduits (1)	$98	$339	$1,000	$867
(1) Presented in "Operating Activities" in the consolidated statements of cash flows.

Delinquencies on the sold receivables that were still outstanding at June 30, 2011 were $130 million ($127 million at December 31, 2010). Trade accounts receivable outstanding and derecognized from the Company’s consolidated balance sheets at June 30, 2011 were $2,336 million ($1,930 million at December 31, 2010). In May 2010, the Company repurchased $13 million of previously sold receivables related to a divestiture.
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
During the three months ended June 30, 2011, the Company recognized a gain of $2 million on the sale of these receivables (a loss of less than $1 million during the three months ended June 30, 2010), which is classified as “Interest expense and amortization of debt discount” in the consolidated statements of income. During the six months ended June 30, 2011, the Company recognized a loss of $2 million on the sale of receivables (less than $1 million during the six months ended June 30, 2010).
The Company classifies its interests in the conduits as “Accounts and notes receivable – Other” on the consolidated balance sheets and those interests are carried at fair value. Fair value of the interests is determined by calculating the expected amount of cash to be received and is based on unobservable inputs (a Level 3 measurement). The key input in the valuation is percentage of anticipated credit losses, which was zero at June 30, 2011 (zero at December 31, 2010), in the portfolio of receivables sold that had not yet been collected. Given the short-term nature of the underlying receivables, discount rates and prepayments are not factors in determining the fair value of the interests. There were no credit losses on receivables sold during the three and six-month periods ended June 30, 2011 and June 30, 2010. At June 30, 2011, the carrying value of the interests held was $185 million ($157 million at December 31, 2010), which is the Company’s maximum exposure to loss related to the receivables sold.
Following is an analysis of certain cash flows between the Company and the European conduits:

Cash Proceeds	Three Months Ended		Six Months Ended
In millions	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Sale of receivables	$2	$512	$3	$512
Collections reinvested in revolving receivables	$2,197	$167	$4,059	$167
Interests in conduits (1)	$136	$—	$224	$—
(1) Presented in "Operating Activities" in the consolidated statements of cash flows.

Delinquencies on the sold receivables still outstanding at June 30, 2011 were $21 million ($42 million at December 31, 2010 ). Trade accounts receivable outstanding and derecognized from the Company’s consolidated balance sheets at June 30, 2011 were $479 million ($405 million at December 31, 2010).

Sale of Trade Accounts Receivable in Asia Pacific
The Company sells participating interests in trade accounts receivable of select Asia Pacific entities for which the Company maintains servicing responsibilities and the related costs are insignificant. The third-party holders of the participating interests do not have recourse to the Company’s assets in the event of nonpayment by the debtors.
During the six-month periods ended June 30, 2011 and 2010, the Company recognized insignificant losses on the sale of the participating interests in the receivables, which are classified as “Interest expense and amortization of debt discount” in the consolidated statements of income. The Company receives cash upon the sale of the participating interests in the receivables.
Following is an analysis of certain cash flows between the Company and the third-party holders of the participating interests:

Cash Proceeds	Three Months Ended		Six Months Ended
In millions	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Sale of participating interests	$41	$53	$87	$102
Collections reinvested in revolving receivables	$34	$76	$79	$96
Following is additional information related to the sale of participating interests in the receivables under this facility:

Trade Accounts Receivable In millions	Jun 30, 2011	Dec 31, 2010
Derecognized from the consolidated balance sheet	$18	$25
Outstanding in the consolidated balance sheet	291	281
Total accounts receivable in select Asia Pacific entities	$309	$306

There were no credit losses on receivables relating to the participating interests sold during the three and six-month periods ended June 30, 2011 and June 30, 2010. There were no delinquencies on the outstanding receivables related to the participating interests sold at June 30, 2011 or December 31, 2010.

NOTE L – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable In millions	Jun 30, 2011	Dec 31, 2010
Notes payable to banks	$692	$1,310
Notes payable to related companies	208	157
Notes payable trade	16	—
Total notes payable	$916	$1,467
Period-end average interest rates	3.06%	2.64%

Long-Term Debt In millions	2011 Average Rate	Jun 30, 2011	2010 Average Rate	Dec 31, 2010
Promissory notes and debentures:
Final maturity 2011	2.52%	$253	5.30%	$1,057
Final maturity 2012	5.35%	2,159	5.33%	2,154
Final maturity 2013	6.11%	395	6.05%	389
Final maturity 2014	7.29%	2,103	7.27%	2,096
Final maturity 2015	5.92%	1,257	5.90%	1,250
Final maturity 2016	2.57%	757	2.57%	757
Final maturity 2017 and thereafter	7.02%	9,020	6.78%	10,503
Other facilities:
U.S. dollar loans, various rates and maturities	2.64%	227	1.67%	20
Foreign currency loans, various rates and maturities	3.36%	1,551	2.95%	998
Medium-term notes, varying maturities through 2022	5.53%	972	5.96%	2,005
Euro medium-term notes, final maturity 2011	—	—	4.63%	665
Pollution control/industrial revenue bonds, varying maturities through 2038	5.70%	872	5.68%	907
Capital lease obligations	—	18	—	17
Unamortized debt discount	—	(412)	—	(458)
Long-term debt due within one year	—	(661)	—	(1,755)
Total long-term debt	—	$18,511	—	$20,605

Annual Installments on Long-Term Debt For Next Five Years at June 30, 2011 In millions
2011	$614
2012	$2,818
2013	$675
2014	$2,347
2015	$1,437
2016	$904

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
In addition to the redemption of $800 million of notes that matured on February 1, 2011 and the redemption of Euro 500 million of notes that matured on May 27, 2011 ($707 million equivalent at March 31, 2011), the Company redeemed $1,208 million of InterNotes in the first six months of 2011 and recognized a $10 million pretax loss on early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in Corporate. The Company has also announced the planned redemption of $330 million of InterNotes in the third quarter of 2011, which is included in “Long-term debt due within one year.” In the second quarter of 2011, the Company issued $175 million of InterNotes.
The Company’s outstanding debt of $19.2 billion has been issued under indentures which contain, among other provisions, covenants with which the Company must comply while the underlying notes are outstanding. Such covenants include obligations to not allow liens on principal U.S. manufacturing facilities, enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or merge or consolidate with any other corporation, or sell or convey all or substantially all of the Company’s assets. The outstanding debt also contains customary default provisions. Failure of the Company to comply with any of these covenants could result in a default under the applicable indenture, which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes.

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
At June 30, 2011, management believes the Company was in compliance with all of the covenants and default provisions referred to above.

NOTE M – VARIABLE INTEREST ENTITIES
Consolidated Variable Interest Entities
The Company holds variable interests in six joint ventures for which the Company is the primary beneficiary.

Three of the joint ventures are development stage enterprises, which will produce certain chemicals and provide certain services in Asia Pacific. The Company’s variable interest in these joint ventures relates to arrangements between the joint ventures and the Company, involving the majority of the output on take-or-pay terms with pricing ensuring a guaranteed return to the joint ventures.
Another joint venture will construct, own and operate a membrane chlor-alkali facility to be located at the Company’s Freeport, Texas integrated manufacturing complex. The Company’s variable interests relate to equity options between the partners and a cost-plus off-take arrangement involving proportional purchase commitments on take-or-pay terms and ensuring a guaranteed return to the joint venture. The Company will provide the joint venture with operation and maintenance services, utilities and raw materials; market the joint venture’s co-products; and toll convert the other partner’s proportional purchase commitments into ethylene dichloride. The joint venture is expected to begin operations in mid-2013.
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

The sixth joint venture is an existing ethylene storage joint venture located in Alberta, Canada. Previously accounted for as an equity method investment, the Company became the primary beneficiary upon execution of new storage cavern agreements in the second quarter of 2011. The Company's variable interests relate to arrangements involving a majority of the joint venture's storage capacity on take-or-pay terms with pricing ensuring a guaranteed return to the joint venture; and favorably priced leases provided to the joint venture. The Company provides the joint venture with operation and maintenance services and utilities.
The Company also holds a variable interest in an owner trust, for which the Company is the primary beneficiary. The owner trust leases an ethylene facility in The Netherlands to the Company, whereby substantially all of the rights and obligations of ownership are transferred to the Company. The Company’s variable interest in the owner trust relates to a residual value guarantee provided to the owner trust. Upon expiration of the lease, which matures in 2014, the Company may purchase the facility for an amount based on a fair market value determination. At June 30, 2011, the Company had provided to the owner trust a residual value guarantee of $363 million, which represents the Company’s maximum exposure to loss under the lease.

As the primary beneficiary of these variable interest enetities ("VIEs"), the entities’ assets, liabilities and results of operations are included in the Company’s consolidated financial statements. The other equity holders’ interests are reflected in “Net income attributable to noncontrolling interests” in the consolidated statements of income and “Noncontrolling interests” in the consolidated balance sheets. The following table summarizes the carrying amounts of the entities’ assets and liabilities included in the Company’s consolidated balance sheets at June 30, 2011 and December 31, 2010:

Assets and Liabilities of Consolidated VIEs In millions	Jun 30, 2011	Dec 31, 2010
Cash and cash equivalents (1)	$107	$145
Other current assets	135	83
Property	1,747	1,388
Other noncurrent assets	135	122
Total assets (2)	$2,124	$1,738
Current liabilities (nonrecourse 2011: $237; 2010: $190)	$323	$837
Long-term debt (nonrecourse 2011: $930; 2010: $167)	1,276	513
Other noncurrent liabilities (nonrecourse 2011: $77; 2010: $64)	77	64
Total liabilities	$1,676	$1,414

(1)	Includes $2 million at June 30, 2011 restricted for the construction of a specific manufacturing facility.

(2)	All assets were restricted at June 30, 2011 and December 31, 2010.

The Company holds a variable interest in an entity created in June 2010 to monetize accounts receivable of select European entities. The Company is the primary beneficiary of this entity as a result of holding subordinated notes while maintaining servicing responsibilities for the accounts receivable. The carrying amounts of assets and liabilities included in the Company’s consolidated balance sheets pertaining to this entity, were current assets of $186 million (zero restricted) at June 30, 2011 ($158 million, zero restricted, at December 31, 2010) and current liabilities of $1 million ($1 million nonrecourse) at June 30, 2011 ($1 million, $1 million nonrecourse, at December 31, 2010).
Amounts presented in the consolidated balance sheets and the table above as restricted assets or nonrecourse obligations relating to consolidated VIEs at June 30, 2011 and December 31, 2010 are adjusted for intercompany eliminations, parental guarantees and residual value guarantees.
Nonconsolidated Variable Interest Entity
The Company holds a variable interest in a joint venture accounted for under the equity method of accounting, acquired through the acquisition of Rohm and Haas on April 1, 2009. The joint venture manufactures crude acrylic acid in the United States and Germany on behalf of the Company and the other joint venture partner. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. The Company is not the primary beneficiary, as a majority of the joint venture’s output is sold to the other joint venture partner, and therefore the entity is not consolidated. At June 30, 2011, the Company’s investment in the joint venture was $147 million ($144 million at December 31, 2010), classified as “Investment in nonconsolidated affiliates” in the consolidated balance sheets, representing the Company’s maximum exposure to loss.

NOTE N – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Six Months Ended
In millions	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Defined Benefit Pension Plans:
Service cost	$86	$77	$172	$156
Interest cost	282	273	560	549
Expected return on plan assets	(326)	(302)	(649)	(606)
Amortization of prior service cost	7	7	14	14
Amortization of net loss	94	67	186	134
Curtailment cost	—	8	—	8
Net periodic benefit cost	$143	$130	$283	$255

Other Postretirement Benefits:
Service cost	$3	$4	$6	$8
Interest cost	25	28	50	56
Expected return on plan assets	(1)	(3)	(2)	(6)
Curtailment cost	—	3	—	3
Net periodic benefit cost	$27	$32	$54	$61

As a result of the divestiture of Styron on June 17, 2010, the Company recognized a curtailment loss of $11 million and improved the funded status (plan assets less benefit obligations) by $99 million due to settlements, remeasurements and curtailments (see Note D).

NOTE O – STOCK-BASED COMPENSATION

The Company grants stock-based compensation to employees under the Employees' Stock Purchase Plan (“ESPP”) and the 1988 Award and Option Plan (the “1988 Plan”) and to non-employee directors under the 2003 Non-Employee Directors' Stock Incentive Plan. Most of the Company's stock-based compensation awards are granted in the first quarter of each year. Details for awards granted in the first quarter of 2011 are included in the following paragraphs. There was minimal grant activity in the second quarter of 2011.

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

During the first quarter of 2011, the Company granted the following stock-based compensation awards to non-employee directors under the 2003 Non-Employee Directors' Stock Incentive Plan:

•	31,350 shares of restricted stock with a weighted-average fair value of $37.26 per share.

Total unrecognized compensation cost at June 30, 2011 is provided in the following table:

Total Unrecognized Compensation Cost at June 30, 2011
In millions	Unrecognized Compensation Cost	Weighted-average Recognition Period (Years)
ESPP purchase rights	$25	0.38
Unvested stock options	$89	0.78
Deferred stock awards	$138	0.83
Performance deferred stock awards	$45	0.46

NOTE P – EARNINGS PER SHARE CALCULATIONS

The following tables provide the earnings per share calculations for the three-month and six-month periods ended June 30, 2011:

Net Income	Three Months Ended	Six Months Ended
In millions	Jun 30, 2011	Jun 30, 2011
Net income	$1,077	$1,798
Net income attributable to noncontrolling interests	(10)	(21)
Net income attributable to The Dow Chemical Company	$1,067	$1,777
Preferred stock dividends	(85)	(170)
Net income attributable to participating securities (1)	(12)	(20)
Net income attributable to common stockholders	$970	$1,587

Earnings Per Share Calculations - Basic	Three Months Ended	Six Months Ended
Dollars per share	Jun 30, 2011	Jun 30, 2011
Net income	$0.94	$1.57
Net income attributable to noncontrolling interests	(0.01)	(0.02)
Net income attributable to The Dow Chemical Company	$0.93	$1.55
Preferred stock dividends	(0.08)	(0.15)
Net income attributable to participating securities (1)	(0.01)	(0.01)
Net income attributable to common stockholders	$0.84	$1.39

Earnings Per Share Calculations - Diluted	Three Months Ended	Six Months Ended
Dollars per share	Jun 30, 2011	Jun 30, 2011
Net income	$0.93	$1.56
Net income attributable to noncontrolling interests	(0.01)	(0.02)
Net income attributable to The Dow Chemical Company	$0.92	$1.54
Preferred stock dividends (2)	(0.07)	(0.15)
Net income attributable to participating securities (1)	(0.01)	(0.02)
Net income attributable to common stockholders	$0.84	$1.37

Shares in millions
Weighted-average common shares - basic	1,149.6	1,144.6
Plus dilutive effect of stock options and awards	11.3	11.6
Weighted-average common shares - diluted	1,160.9	1,156.2
Stock options and deferred stock awards excluded from EPS calculations (3)	42.8	43.0
Conversion of preferred stock excluded from EPS calculations (4)	96.8	96.8

(1)
Accounting Standards Codification Topic 260, "Earnings per Share," requires enterprises with participating securities to use the two-class method to calculate earnings per share and to report the most dilutive earnings per share amount. Deferred stock awards are considered participating securities due to Dow's practice of paying dividend equivalents on unvested shares. The impact on earnings per share in 2010 using the two-class method was immaterial.

(2)	Preferred stock dividends were not added back in the calculation of diluted earnings per share because the effect of adding them back would have been antidilutive.

(3)
These outstanding options to purchase shares of common stock and deferred stock awards were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

(4)
Conversion of the Cumulative Convertible Perpetual Preferred Stock, Series A into shares of the Company’s common stock was excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

The following tables provide the earnings per share calculations for the three-month and six-month periods ended June 30, 2010:

Net Income	Three Months Ended	Six Months Ended
In millions	Jun 30, 2010	Jun 30, 2010
Net income	$659	$1,211
Net income attributable to noncontrolling interests	(8)	(9)
Net income attributable to The Dow Chemical Company	$651	$1,202
Preferred stock dividends	(85)	(170)
Net income available for common stockholders	$566	$1,032

Earnings Per Share Calculations - Basic	Three Months Ended	Six Months Ended
Dollars per share	Jun 30, 2010	Jun 30, 2010
Net income	$0.59	$1.08
Net income attributable to noncontrolling interests	(0.01)	(0.01)
Net income attributable to The Dow Chemical Company	$0.58	$1.07
Preferred stock dividends	(0.08)	(0.15)
Net income available for common stockholders	$0.50	$0.92

Earnings Per Share Calculations - Diluted	Three Months Ended	Six Months Ended
Dollars per share	Jun 30, 2010	Jun 30, 2010
Net income	$0.58	$1.07
Net income attributable to noncontrolling interests	(0.01)	(0.01)
Net income attributable to The Dow Chemical Company	$0.57	$1.06
Preferred stock dividends (1)	(0.07)	(0.15)
Net income available for common stockholders	$0.50	$0.91

Shares in millions
Weighted-average common shares - basic	1,125.4	1,121.4
Plus dilutive effect of stock options and awards	16.2	16.9
Weighted-average common shares - diluted	1,141.6	1,138.3
Stock options and deferred stock awards excluded from EPS calculations (2)	49.1	47.3
Conversion of preferred stock excluded from EPS calculations (3)	96.8	96.8

(1)	Preferred stock dividends were not added back in the calculation of diluted earnings per share because the effect of adding them back would have been antidilutive.

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

NOTE Q – OPERATING SEGMENTS AND GEOGRAPHIC AREAS

Operating Segments	Three Months Ended		Six Months Ended
In millions	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Sales by operating segment
Electronic and Specialty Materials	$1,450	$1,278	$2,796	$2,457
Coatings and Infrastructure	1,587	1,437	2,985	2,722
Health and Agricultural Sciences	1,500	1,276	3,106	2,645
Performance Systems	1,901	1,808	3,568	3,483
Performance Products	3,157	2,754	6,060	5,543
Plastics	3,274	2,993	6,272	6,015
Chemicals and Energy	1,044	847	2,014	1,686
Hydrocarbons	2,044	1,151	3,796	2,316
Corporate	89	74	182	168
Total	$16,046	$13,618	$30,779	$27,035
EBITDA (1) by operating segment
Electronic and Specialty Materials	$429	$426	$773	$786
Coatings and Infrastructure	231	230	419	368
Health and Agricultural Sciences	287	196	693	580
Performance Systems	260	225	467	430
Performance Products	387	330	843	618
Plastics	751	696	1,560	1,414
Chemicals and Energy	282	100	573	220
Hydrocarbons	—	(1)	—	(1)
Corporate	(295)	(321)	(1,054)	(753)
Total	$2,332	$1,881	$4,274	$3,662
Equity in earnings (losses) of nonconsolidated affiliates by operating segment (included in EBITDA)
Electronic and Specialty Materials	$97	$112	$188	$225
Coatings and Infrastructure	—	1	—	2
Health and Agricultural Sciences	—	(1)	3	1
Performance Systems	(6)	2	(10)	2
Performance Products	3	2	(3)	9
Plastics	65	59	133	124
Chemicals and Energy	130	54	274	152
Hydrocarbons	8	20	19	44
Corporate	(6)	(5)	(15)	(11)
Total	$291	$244	$589	$548

(1)
The Company uses EBITDA (which Dow defines as earnings (i.e., "Net Income") before interest, income taxes, depreciation and amortization) as its measure of profit/loss for segment reporting purposes. EBITDA by operating segment includes all operating items relating to the businesses, except depreciation and amortization; items that principally apply to the Company as a whole are assigned to Corporate. A reconciliation of EBITDA to “Income Before Income Taxes” is provided below.

Reconciliation of EBITDA to “Income Before Income Taxes”	Three Months Ended		Six Months Ended
In millions	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
EBITDA	$2,332	$1,881	$4,274	$3,662
- Depreciation and amortization	697	734	1,428	1,491
+ Interest income	10	10	17	17
- Interest expense and amortization of debt discount	328	367	705	743
Income Before Income Taxes	$1,317	$790	$2,158	$1,445

Transfers of products between operating segments are generally valued at cost. However, transfers of products to Health and Agricultural Sciences from other segments are generally valued at market-based prices; the revenues generated by these transfers in the first six months of 2011 and 2010 were immaterial and eliminated in consolidation.

Geographic Areas	Three Months Ended		Six Months Ended
In millions	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Sales by geographic area
United States	$5,238	$4,484	$10,020	$8,845
Europe, Middle East and Africa	5,713	4,721	11,071	9,468
Rest of World	5,095	4,413	9,688	8,722
Total	$16,046	$13,618	$30,779	$27,035

(Unaudited)	The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

OVERVIEW

•
The Company reported sales in the second quarter of 2011 of $16.0 billion, up 18 percent from $13.6 billion in the second quarter of 2010. Price was up 17 percent compared with the same period last year, with increases in all operating segments and all geographic areas and volume was up 1 percent. Excluding recent divestitures(1), sales were up 28 percent, with volume growth of 9 percent and increases in most operating segments and all geographic areas, reflecting continued improvement in global economic conditions. Price, excluding divestitures, was up 19 percent.

•	Purchased feedstock and energy costs, which account for more than one-third of Dow’s total costs, increased 30 percent or $1.5 billion compared with the second quarter of 2010.

•
Research and development expenses increased slightly in the second quarter of 2011 compared with the second quarter of 2010. Selling, general and administrative expenses increased $47 million in the second quarter of 2011 compared with the second quarter of 2010, as a result of the Company’s corporate growth initiatives and continued investments in the Electronic and Specialty Materials and Health and Agricultural Sciences segments.

•	Equity earnings were $291 million in the second quarter of 2011, an increase of $47 million compared with the same period in 2010.

•
The Company retired $1.5 billion of debt, net of new issuances, in the second quarter of 2011, which, combined with the debt retired in the first quarter of 2011, brought the Company's total debt retirement in the first-half of the year to $4 billion. These actions will reduce annual interest expense by approximately $250 million.

(1)
Excludes sales of the acrylic monomer business and a portion of the specialty latex business divested on January 25, 2010, sales of the Powder Coatings business divested on June 1, 2010, and sales of Styron divested on June 17, 2010.

Selected Financial Data	Three Months Ended		Six Months Ended
In millions, except per share amounts	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Net sales	$16,046	$13,618	$30,779	$27,035

Cost of sales	$13,551	$11,580	$25,668	$23,121
Percent of net sales	84.5%	85.0%	83.4%	85.5%

Research and development expenses	$411	$407	$811	$814
Percent of net sales	2.6%	3.0%	2.6%	3.0%

Selling, general and administrative expenses	$695	$648	$1,395	$1,310
Percent of net sales	4.3%	4.8%	4.5%	4.8%

Effective tax rate	18.2%	16.6%	16.7%	16.2%

Net income available for common stockholders	$982	$566	$1,607	$1,032

Earnings per common share – basic	$0.84	$0.50	$1.39	$0.92
Earnings per common share – diluted	$0.84	$0.50	$1.37	$0.91

Operating rate percentage	84%	80%	83%	82%

RESULTS OF OPERATIONS
Net sales in the second quarter of 2011 were $16.0 billion, up 18 percent from $13.6 billion in the second quarter of last year, with double-digit increases in all geographic areas and all operating segments except Plastics (up 9 percent) and Performance Systems (up 5 percent). Compared with the same quarter of 2010, price increased 17 percent and volume increased 1 percent. Excluding recent divestitures (see Note D to the Consolidated Financial Statements), sales increased 28 percent compared with the same quarter of 2010. Price increased 19 percent (with approximately one-fourth of the increase due to currency) with increases in all operating segments and double-digit increases in all geographic areas, led by Europe, Middle East and Africa ("EMEA") (up 27 percent). Price increases were most pronounced in Hydrocarbons (up 46 percent), Chemicals and Energy (up 26 percent), and Plastics and Performance Products (each up 20 percent), driven by price initiatives in response to a 30 percent increase ($1.5 billion) in purchased feedstock and energy costs. Sales volume increased 9 percent, with volume improvement in all geographic areas and all segments except Coatings and Infrastructure (unchanged from the second quarter of 2010) and Chemicals and Energy (down 3 percent).
Net sales for the first six months of 2011 were $30.8 billion, up 14 percent from $27.0 billion in the same period last year. Compared with the first six months of 2010, price increased 15 percent and volume decreased 1 percent. The price increase was broad-based and reported in all geographic areas. The decline in volume reflects the impact of recent divestitures. Excluding these divestitures, sales increased 24 percent compared with the first six months of 2010, with price up 16 percent and volume up 8 percent. Price increases were recognized in all operating segments and all geographic areas, largely in response to a $2.2 billion increase in purchased feedstock and energy costs compared with the first half of 2010. Volume improved in all geographic areas with the most pronounced increases in Latin America (14 percent) and EMEA (12 percent), and all operating segments except Chemicals and Energy (down 1 percent). For additional details regarding the change in net sales, see the Sales Volume and Price tables at the end of the section entitled “Segment Results.”
Gross margin was $2,495 million in the second quarter of 2011, up from $2,038 million in the second quarter of last year. Gross margin increased due to the impact of higher selling prices and improved operating rates, which more than offset the increase in purchased feedstock and energy costs, as well as increases in other raw material costs and the unfavorable impact of currency on costs. Year to date, gross margin was $5,111 million, compared with $3,914 million in the first six months of 2010. The improvement in the year-to-date gross margin reflected higher selling prices, additional margin on increased volume and lower freight costs, which more than offset the increase in purchased feedstock and energy costs, increases in other raw material costs and the unfavorable impact of currency on costs.

The Company’s global plant operating rate was 84 percent of capacity in the second quarter of 2011, up from 80 percent in the second quarter of 2010. The second quarter of 2010 operating rate was impacted by planned turnarounds. For the first six months of 2011, the Company's global plant operating rate was 83 percent, up from 82 percent for the first six months of 2010.
The Company has operations at several locations in Japan, including a manufacturing site located in Soma, Japan, that manufactures product primarily for the Dow Water and Process Solutions business, part of the Electronic and Specialty Materials operating segment. The site is located in the area of Japan that was heavily impacted by the March 11, 2011 earthquakes and tsunami, and near the Fukushima Daiichi nuclear power plant. Based on an assessment of the site, the Company wrote off an immaterial amount of property and inventory in the first quarter of 2011. The Soma manufacturing site is anticipated to return to operations on a limited basis late in the third quarter of 2011 and return to full production capacity by year-end 2011. The financial impact of the disaster, net of insurance recoveries, did not have a material adverse impact on the Company’s results of operations, financial condition and cash flows.
Personnel count was 51,028 at June 30, 2011, up from 49,505 at December 31, 2010 and up from 49,055 at June 30, 2010. Headcount increased from June 30, 2010 and from year-end 2010 primarily due to the hiring of additional employees to support the Company’s growth initiatives.
Research and development (“R&D”) expenses totaled $411 million in the second quarter of 2011, up $4 million (1 percent) from $407 million in the second quarter of last year, reflecting the Company’s increased spending on strategic growth initiatives in the Electronic and Specialty Materials segment and continued investment in POWERHOUSE™ solar shingles, partially offset by the elimination of R&D expenses related to the divestiture of Styron. For the first six months of 2011, R&D expenses totaled $811 million, down slightly from $814 million in the first six months of 2010.
Selling, general and administrative (“SG&A”) expenses totaled $695 million in the second quarter of 2011, up $47 million (7 percent) from $648 million in the second quarter of last year, primarily due to growth initiatives in the Electronic and Specialty Materials and Health and Agricultural Sciences segments. For the first six months of 2011, SG&A expenses totaled $1,395 million, up $85 million (6 percent) from $1,310 million in the first six months of 2010.
Amortization of intangibles was $125 million in the second quarter of 2011, unchanged from the second quarter of last year. In the first six months of 2011, amortization of intangibles was $248 million, down slightly from $253 million in the same period last year. See Note G to the Consolidated Financial Statements for additional information on intangible assets.
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
In the first quarter of 2011, pretax charges totaling $31 million were recorded for integration costs related to the April 1, 2009 acquisition of Rohm and Haas. In the second quarter of 2010, pretax charges totaling $37 million ($63 million for the first six months of 2010) were recorded for integration costs. These charges were reflected in Corporate.
Dow’s share of the earnings of nonconsolidated affiliates was $291 million in the second quarter of 2011, up $47 million (19 percent) from $244 million in the second quarter of last year, driven by improved earnings at The Kuwait Olefins Company K.S.C. and MEGlobal which more than offset decreased earnings at Dow Corning Corporation (“Dow Corning”) and the SCG-Dow Group. For the first six months of 2011, Dow's share of the earnings of nonconsolidated affiliates was $589 million, an increase of $41 million (7 percent) from $548 million for the same period last year and a first-half record for the Company, with the same joint ventures driving the increase in earnings.
Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income (expense) – net in the second quarter of 2011 was net income of $80 million, down $15 million compared with net income of $95 million in the same quarter of 2010. The second quarter of 2011 included a $10 million loss on the early extinguishment of debt (reflected in Corporate), gains from small divestitures, working capital adjustments from prior divestitures and a gain resulting from the consolidation of a joint venture. The second quarter of 2010 included a $51 million gain on the divestiture of Styron, which was reflected in the following operating segments: Performance Systems ($15 million), Performance Products ($26 million) and

Plastics ($10 million) (see Note D to the Consolidated Financial Statements). Year to date, sundry income (expense) - net was net expense of $369 million, reflecting a $482 million loss on the early extinguishment of debt (reflected in Corporate) (see Note L to the Consolidated Financial Statements), $25 million of dividend income received from the Company's ownership interest in the divested Styron business unit (reflected in Corporate), gains from small divestitures, working capital adjustments from prior divestitures and a gain from the consolidation of a joint venture. This compared with net income of $178 million in the first half of 2010, which included gains on several small divestitures as well as the gain on the divestiture of Styron.
Net interest expense (interest expense less capitalized interest and interest income) was $318 million in the second quarter of 2011, compared with $357 million in the second quarter of last year. Year to date, net interest expense was $688 million, compared with $726 million in the first six months of 2010. The decrease in net interest expense in the second quarter of 2011 as well as year-to-date 2011 reflected the Company's redemption of certain notes and InterNotes during the first six months of 2011 (see Note L to the Consolidated Financial Statements). Interest income was $10 million in the second quarter of 2011 and $17 million for the first six months of 2011, unchanged from the same periods last year.
The effective tax rate for the second quarter of 2011 was 18.2 percent compared with 16.6 percent for the second quarter of 2010. For the first six months of 2011 the effective tax rate was 16.7 percent compared with 16.2 percent for the first six months of 2010. The Company’s effective tax rate fluctuates based on, among other factors, where income is earned, reinvestment assertions regarding earned income and the level of income relative to tax credits available. The Company’s tax rate is also influenced by the level of equity earnings, since most of the earnings from the Company’s equity company investments are taxed at the joint venture level. Similar to the second quarter of 2010, the tax rate for the second quarter of 2011 was favorably impacted by continued growth outside of the United States, primarily in Europe, and strong equity earnings. The tax rate for the first six months of 2011 was also favorably impacted by tax benefits from the early extinguishment of debt in the United States and the reorganization of a joint venture. The tax rate in the first six months of 2010 was also favorably impacted by audit settlements and the closure of tax years.
Net income attributable to noncontrolling interests was $10 million in the second quarter of 2011, up from $8 million in the second quarter of 2010. Net income attributable to noncontrolling interests was $21 million in the first six months of 2011, compared with $9 million in the first six months of 2010, reflecting improved results in certain affiliates, primarily in the Electronic and Specialty Materials and Health and Agricultural Sciences segments.
Preferred stock dividends of $85 million were recognized in the second quarters of 2011 and 2010 ($170 million in the first six months of 2011 and 2010), related to the Company’s Cumulative Convertible Perpetual Preferred Stock, Series A.
Net income available for common stockholders was $982 million, or $0.84 per share, in the second quarter of 2011, compared with $566 million, or $0.50 per share, in the second quarter of 2010. Net income available for common stockholders for the first six months of 2011 was of $1,607 million, or $1.37 per share, compared with $1,032 million, or $0.91 per share, for the same period of 2010.
The Company and Saudi Arabian Oil Company (“Saudi Aramco”) announced on July 25, 2011, that the Board of Directors of both companies had approved the formation of a joint venture, Sadara Chemical Company (“Sadara”), to build and operate a world-scale, fully integrated chemicals complex in Jubail Industrial City, Kingdom of Saudi Arabia. Comprised of 26 manufacturing units, building on Saudi Aramco's project management and execution expertise, and utilizing many of Dow's industry leading technologies, the complex will be one of the world's largest integrated chemical facilities, and the largest ever built in one single phase. The complex will possess flexible cracking capabilities and will produce over 3 million metric tons of high value-added chemical products and performance plastics, capitalizing on rapidly growing markets in energy, transportation, infrastructure and consumer products. Construction will begin immediately and the first production units will come on line in the second half of 2015, with all units expected to be up and running in 2016. Once operational, Sadara is expected to deliver annual revenues of approximately $10 billion within a few years of operations. Total project investment is expected to be approximately $20 billion. Sadara will become an equal joint venture between Saudi Aramco and Dow after an initial public offering. In addition to equity from the partners, Export Credit Agencies and financial institutions will provide project financing to Sadara.
On July 27, 2011, the Company entered into a definitive agreement under which the Company's global Polypropylene business will be divested to Braskem SA for a total enterprise value of approximately $340 million. The transaction is expected to close by the end of the third quarter 2011, pending regulatory approval, and the Company expects to report a gain on this divestiture. The divestiture will include the Company's polypropylene manufacturing facilities at Schkopau and Wesseling, Germany, and Freeport and Seadrift, Texas. Also included are inventory, business know-how, certain product and process technology, and customer contracts and lists. Dow's Polypropylene Licensing and Catalyst business and related catalyst facilities are excluded from the scope of the transaction.

The following table summarizes the impact of certain items recorded in the three-month periods ended June 30, 2011 and June 30, 2010, and the six-month periods ended June 30, 2011 and June 30, 2010, and previously described in this section:

Certain Items Impacting Results	Pretax Impact (1)		Impact on Net Income (2)		Impact on EPS (3)
	Three Months Ended		Three Months Ended		Three Months Ended
In millions, except per share amounts	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Restructuring charges	$—	$(13)	$—	$(8)	$—	$(0.01)
Acquisition-related integration expenses	—	(37)	—	(24)	—	(0.02)
Loss on early extinguishment of debt	(10)	—	(7)	—	(0.01)	—
Gain (Loss) on divestiture of Styron	—	51	—	(16)	—	(0.01)
Total	$(10)	$1	$(7)	$(48)	$(0.01)	$(0.04)

Certain Items Impacting Results	Pretax Impact (1)		Impact on Net Income (2)		Impact on EPS (3)
	Six Months Ended		Six Months Ended		Six Months Ended
In millions, except per share amounts	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Restructuring charges	$—	$(29)	$—	$(16)	$—	$(0.02)
Acquisition-related integration expenses	(31)	(63)	(20)	(41)	(0.02)	(0.03)
Loss on early extinguishment of debt	(482)	—	(314)	—	(0.27)	—
Gain (Loss) on divestiture of Styron	—	51	—	(16)	—	(0.01)
Total	$(513)	$(41)	$(334)	$(73)	$(0.29)	$(0.06)

(1)	Impact on “Income Before Income Taxes”

(2)	Impact on “Net Income Attributable to The Dow Chemical Company”

(3)	Impact on “Earnings per common share – diluted”

SEGMENT RESULTS
The Company uses EBITDA (which Dow defines as earnings (i.e., "Net Income") before interest, income taxes, depreciation and amortization) as its measure of profit/loss for segment reporting purposes. EBITDA by operating segment includes all operating items relating to the businesses, except depreciation and amortization; items that principally apply to the Company as a whole are assigned to Corporate. Additional information regarding the Company’s operating segments and a reconciliation of EBITDA to “Income Before Income Taxes” can be found in Note Q to the Consolidated Financial Statements.
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

Electronic and Specialty Materials	Three Months Ended		Six Months Ended
In millions	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Sales	$1,450	$1,278	$2,796	$2,457
Price change from comparative period	7%	N/A	6%	N/A
Volume change from comparative period	6%	N/A	8%	N/A
Equity earnings	$97	$112	$188	$225
EBITDA	$429	$426	$773	$786
Certain items impacting EBITDA	$—	$—	$—	$(8)

Electronic and Specialty Materials sales were $1,450 million in the second quarter of 2011, up 13 percent from $1,278 million in the second quarter of 2010. Compared with last year, price increased 7 percent (with approximately half of the increase due to currency) and volume increased 6 percent. Price increased across all geographic areas and across most major business units in response to increased raw material costs. Volume increased in all geographic areas, especially in Asia Pacific, and across most businesses, driven by strong demand for consumer electronics, ion exchange resins, reverse osmosis membranes, and cellulosics used in food and pharmaceutical applications. EBITDA in the second quarter of 2011 was $429 million, a quarterly record for the segment, compared with $426 million in the second quarter of 2010. EBITDA improved slightly from last year as higher sales more than offset increased raw material costs, higher SG&A expenses, increased investment in R&D and lower equity earnings from Dow Corning.
Dow Electronic Materials sales in the second quarter of 2011 increased 13 percent from the same quarter last year, with double-digit volume growth in Asia Pacific driven by higher demand for consumer electronics. Demand for films and materials used in flat panel displays and materials used in printed circuit boards also improved compared with the same quarter last year. Factory utilization rates for semiconductors remained high.
Specialty Materials sales in the second quarter of 2011 increased 14 percent from the second quarter of 2010, as price improved 10 percent (with approximately 40 percent of the increase due to currency) and volume increased 4 percent. The increase in price, in response to higher raw material costs, was broad-based with increases across all geographic areas and businesses. Volume increased in all geographic areas, except EMEA where volume decreased due to lower demand for personal care and household cleaning products. Dow Water and Process Solutions reported double-digit volume gains as demand for ion exchange resins and reverse osmosis membranes was strong, especially in Asia Pacific, in part due to demand for ultrapure water used in the production of consumer electronics. Demand for specialty cellulosics used in food and pharmaceutical applications and for glutaraldehyde used in oil and gas drilling operations also improved compared with the same quarter of last year.
Electronic and Specialty Materials sales were $2,796 million for the first six months of 2011, up 14 percent from $2,457 million in the first six months of 2010. Compared with year-to-date sales in 2010, volume increased 8 percent and price increased 6 percent (with approximately half of the increase due to currency). Despite the increase in sales, EBITDA of $773 million for the first six months of 2011 was down from $786 million in the first six months of 2010 due to higher raw material costs, increased investment in growth initiatives, the write-off of property and inventory associated with the ion exchange resins plant in Soma, Japan that was damaged by the March 11, 2011 earthquakes and tsunami, and lower equity earnings from Dow Corning. Results in the first six months of 2010 were negatively impacted by an $8 million adjustment to the 2009 restructuring charge related to the closure of a small manufacturing facility.

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

Coatings and Infrastructure	Three Months Ended		Six Months Ended
In millions	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Sales	$1,587	$1,437	$2,985	$2,722
Price change from comparative period	14%	N/A	14%	N/A
Volume change from comparative period	(4)%	N/A	(4)%	N/A
Volume change, excluding divestitures	—%	N/A	1%	N/A
Equity earnings	$—	$1	$—	$2
EBITDA	$231	$230	$419	$368
Certain items impacting EBITDA	$—	$—	$—	$(5)

Coatings and Infrastructure sales were $1,587 million in the second quarter of 2011, up from $1,437 million in the second quarter of 2010. Sales increased 10 percent with price improving 14 percent (with approximately one-third of the increase due to currency) and volume decreasing 4 percent. The increase in price was broad-based, with double-digit increases across all geographic areas. Volume was down due to the United States Federal Trade Commission (“FTC”) required divestiture of certain specialty latex assets on January 25, 2010 (related to the April 1, 2009 acquisition of Rohm and Haas) and the June 1, 2010 divestiture of the Powder Coatings business. Excluding these divestitures, volume was flat compared with the second quarter of 2010. Dow Coating Materials sales increased due to higher prices, with increases across all geographic areas, especially in emerging geographies, driven by higher raw material costs. Volume excluding divestitures decreased primarily due to lower demand for architectural coatings in North America, the result of continued softness in home construction in the United States. Industrial coatings volume declined, especially in Asia Pacific and EMEA, driven by pricing initiatives implemented in response to rising raw material costs. Dow Building and Construction sales increased as prices increased in all geographic areas, especially in EMEA and North America, offsetting reduced volume in the United States due to soft end-market conditions. Dow Adhesives and Functional Polymers sales were higher due to price increases in all geographic areas and increased demand in Asia Pacific for specialty adhesives used in packaging and thermal paper applications.
EBITDA in the second quarter of 2011 was $231 million, compared with $230 million in the second quarter of 2010. EBITDA improved slightly from the same quarter last year as price increases offset higher feedstock and energy costs, increased other raw material costs, ongoing investment in POWERHOUSE™ solar shingles and the absence of earnings from divested businesses.

Coatings and Infrastructure sales were $2,985 million for the first six months of 2011, up 10 percent from $2,722 million in 2010. Compared with the first six months of 2010, price rose 14 percent (with approximately 20 percent of the increase due to currency) and volume declined 4 percent. The increase in price was broad-based across all geographic areas, primarily driven by higher raw material costs. Excluding recent divestitures, volume increased 1 percent due to higher demand for insulation products and adhesives used in packaging applications, which offset lower sales volume of architectural coatings and industrial coatings due to raw material supply constraints.
EBITDA for the first six months of 2011 was $419 million, compared with $368 million in the first six months of 2010. EBITDA improved from last year as price increases and lower SG&A expenses from divested businesses more than offset higher raw material costs, ongoing investment in the POWERHOUSE™ solar shingles and the absence of earnings from divested businesses. Results in the first six months of 2010 were negatively impacted by a $5 million increase in the 2009 restructuring charge related to the divestiture of certain specialty latex assets.

HEALTH AND AGRICULTURAL SCIENCES
Dow AgroSciences is a global leader in providing agricultural and plant biotechnology products, pest management solutions and healthy oils. The business invents, develops, manufactures and markets products for use in agriculture, industrial and commercial pest management, and food service.

Health and Agricultural Sciences	Three Months Ended		Six Months Ended
In millions	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Sales	$1,500	$1,276	$3,106	$2,645
Price change from comparative period	5%	N/A	4%	N/A
Volume change from comparative period	13%	N/A	13%	N/A
Equity earnings	$—	$(1)	$3	$1
EBITDA	$287	$196	$693	$580
Certain items impacting EBITDA	$—	$—	$—	$—

Health and Agricultural Sciences sales were $1,500 million in the second quarter of 2011, up 18 percent from $1,276 million in the second quarter of 2010 and a second quarter sales record for the segment. Compared with the second quarter of 2010, volume increased 13 percent while price increased 5 percent, largely due to currency. Double-digit sales growth was recorded across all geographic areas. Seeds, Traits and Oils reported significant growth in the second quarter compared with the same quarter last year as the corn, oilseed and U.S. cotton seed businesses continued to outperform. New agricultural chemical product sales grew 39 percent compared with the same period last year as the herbicides pyroxsulam for cereals and penoxsulam for rice continued to receive strong customer support. EBITDA for the second quarter of 2011 was $287 million, up from $196 million in the second quarter of 2011, driven by strong sales growth, which more than offset increased SG&A expenses related to growth initiatives.
Health and Agricultural Sciences sales were $3,106 million for the first six months of 2011, up 17 percent from $2,645 million for the first six months of 2010, with sales growth in all geographic areas. This represents a new sales record for the first half of the year. Compared with the same period last year, volume increased 13 percent and price increased 4 percent. For the first six months of 2011, EBITDA was $693 million, up from $580 million for the first six months of 2010. EBITDA was favorably impacted by global agricultural and food industry conditions that led to strong sales increases across all geographic areas and more than offset increased R&D and SG&A spending related to ongoing growth initiatives.
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

Performance Systems	Three Months Ended		Six Months Ended
In millions	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Sales	$1,901	$1,808	$3,568	$3,483
Price change from comparative period	15%	N/A	12%	N/A
Volume change from comparative period	(10)%	N/A	(10)%	N/A
Volume change, excluding divestitures	2%	N/A	3%	N/A
Equity earnings	$(6)	$2	$(10)	$2
EBITDA	$260	$225	$467	$430
Certain items impacting EBITDA	$—	$15	$—	$15

Performance Systems sales were $1,901 million in the second quarter of 2011, up 5 percent from $1,808 million in the second quarter of 2010. Compared with last year, price increased 15 percent (with approximately one-quarter of the increase due to currency) and volume declined 10 percent. Price increased in all businesses and all geographic areas in response to escalating feedstock and energy and other raw material costs. Dow Elastomers reported the most significant price increase due to tight supply/demand balances. The decline in volume for the segment was primarily the result of the divestiture of Synthetic Rubber and certain products from Dow Automotive Systems as part of the June 17, 2010 divestiture of Styron. Excluding the impact of these divestitures, volume increased 2 percent. Dow Elastomers volume improved significantly across all geographic areas as demand continued to be robust, particularly in the automotive and packaging industries. Dow Formulated Systems volume declined primarily due to decreased demand for wind energy formulations in China.
EBITDA for Performance Systems for the second quarter of 2011 was $260 million, up from $225 million in the second quarter of 2010 and a new quarterly record. Compared with last year, EBITDA improved across most businesses, as the impact of price increases and reduced freight costs were partially offset by higher feedstock and energy and other raw material costs and the absence of earnings from divested businesses. EBITDA declined in Dow Formulated Systems as increased feedstock and energy and other raw material costs as well as a decline in volume offset gains from price increases and reduced freight costs. EBITDA for the second quarter of 2010 included a $15 million gain on the sale of Styron.

For the first half of 2011, Performance Systems sales were $3,568 million, an increase of 2 percent from $3,483 million in the first half of 2010. Compared with the same period last year, price increased 12 percent while volume declined 10 percent. Double-digit price increases were reported in Dow Elastomers, Dow Formulated Systems and Dow Wire and Cable. The decline in volume for the segment reflected the divestiture of Styron. Excluding this divestiture, volume increased 3 percent.
EBITDA for Performance Systems for the first six months of 2011 was $467 million, up from $430 million in the first half of 2010. Compared with the same period last year, EBITDA improved as price increases, reduced freight costs, decreased R&D spending and volume growth offset higher feedstock and energy and other raw material costs and the absence of earnings from divested businesses. EBITDA for the first half of 2010 included a $15 million gain on the sale of Styron.
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

Performance Products	Three Months Ended		Six Months Ended
In millions	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Sales	$3,157	$2,754	$6,060	$5,543
Price change from comparative period	18%	N/A	16%	N/A
Volume change from comparative period	(3)%	N/A	(7)%	N/A
Volume change, excluding divestitures	9%	N/A	6%	N/A
Equity earnings	$3	$2	$(3)	$9
EBITDA	$387	$330	$843	$618
Certain items impacting EBITDA	$—	$14	$—	$11

Performance Products sales were $3,157 million in the second quarter of 2011, up 15 percent from $2,754 million in the second quarter of 2010 driven by an 18 percent increase in price (with approximately one-quarter of the increase due to currency) and a 3 percent decrease in volume. Increased feedstock and energy costs and other raw material costs led to double-digit price increases across all geographic areas and all businesses in the segment. The decline in volume for the segment reflected the divestiture of the Emulsion Polymers business as part of the June 17, 2010 divestiture of Styron. Excluding the impact of this divestiture, volume was up 9 percent, with gains in all businesses and double-digit volume gains in North America and Asia Pacific. Epoxy volume was up more than 25 percent with particular strength in North America and EMEA, driven by new product supply agreements with Styron for phenol used in polycarbonate-based applications.

EBITDA in the second quarter of 2011 was $387 million, up from $330 million in the second quarter of 2010. Compared with the second quarter of last year, price gains, decreased freight costs and improved operating rates, more than offset the increase in feedstock and energy costs and other raw material costs and the absence of earnings from the divested business. Results in the second quarter of 2010 were favorably impacted by a $26 million gain on the sale of Styron, partially offset by a $12 million adjustment to the 2009 restructuring charges.
For the first half of 2011, Performance Products sales were $6,060 million, up 9 percent from $5,543 million in the first half of 2010. Compared with the first six months of 2010, price increased 16 percent while volume declined 7 percent. The price increase was broad-based with double-digit price increases in all geographic areas and all businesses, driven primarily by higher feedstock and energy costs. Volume declined 7 percent, reflecting the Emulsion Polymers divestiture. Excluding the impact of this divestiture, volume was up 6 percent with especially strong volume increases in North America and EMEA.

EBITDA for the first six months of 2011 was $843 million, compared with $618 million in the first half of 2010. Results in the first half of 2010 were favorably impacted by a $26 million gain on the sale of Styron, partially offset by a $15 million adjustment to the 2009 restructuring charges. Compared with last year, strong price and volume increases, along with decreased freight costs, more than offset the increase in feedstock and energy costs and other raw material costs, lower equity earnings and the absence of earnings from the divested business.
PLASTICS
The Plastics segment includes the following businesses: Polyethylene; Polypropylene; Styrenics (through the June 17, 2010 divestiture of Styron); Plastics Licensing and Catalyst; and Polycarbonate and Compounds and Blends (through the June 17, 2010 divestiture of Styron). These world-leading businesses provide a broad range of products and solutions by leveraging Dow’s leading manufacturing and application technology, research and product development expertise, extensive market knowledge and strong customer relationships. Product applications range from beverage bottles, disposable diaper liners and toys to plastic pipe, oil tanks and road equipment. The Plastics segment also includes the results of Equipolymers, Americas Styrenics LLC (through the June 17, 2010 divestiture of Styron) and Univation Technologies, LLC, and a portion of the results of EQUATE Petrochemical Company K.S.C., The Kuwait Olefins Company K.S.C. and the SCG-Dow Group, all joint ventures of the Company.
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

Plastics	Three Months Ended		Six Months Ended
In millions	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Sales	$3,274	$2,993	$6,272	$6,015
Price change from comparative period	16%	N/A	14%	N/A
Volume change from comparative period	(7)%	N/A	(10)%	N/A
Volume change, excluding divestitures	10%	N/A	7%	N/A
Equity earnings	$65	$59	$133	$124
EBITDA	$751	$696	$1,560	$1,414
Certain items impacting EBITDA	$—	$10	$—	$10

Plastics sales in the second quarter of 2011 were $3,274 million, up 9 percent from $2,993 million in the second quarter of 2010. Feedstock and energy costs increased significantly during the quarter, driving a 16 percent increase in price (with approximately one-quarter of the increase due to currency). Strong price increases were reported in all geographic areas with double-digit increases in North America and EMEA. Volume was down 7 percent from the second quarter of 2010, reflecting the divestiture of the Styrenics and Polycarbonate and Compounds and Blends businesses as part of the June 17, 2010 divestiture of Styron. Excluding the impact of this divestiture, volume improved 10 percent, with double-digit growth in Latin America and Asia Pacific. Compared with the second quarter of 2010, polyethylene volume grew in all geographic areas except EMEA where Middle East producers aggressively sold excess material into the region. Polypropylene volume improved in North America and EMEA despite volatile raw material costs and higher prices that dampened demand growth. During the second quarter of 2010, volume was negatively impacted in all geographic areas as planned maintenance turnarounds in North America and Europe curtailed polyethylene and polypropylene production. Polyethylene volume in Latin America was also negatively impacted by the limited availability of ethylene at the Bahia Blanca facility in Argentina. Polypropylene production at the Company's facility in Schkopau, Germany was further limited due to an unplanned site outage.

EBITDA in the second quarter of 2011 was $751 million, up from $696 million in the second quarter of 2010. EBITDA improved as the impact of higher prices, lower freight costs, improved operating rates and increased equity earnings from The Kuwait Styrene Company K.S.C. and Univation Technologies, LLC more than offset an increase in feedstock and energy and other raw material costs and the absence of earnings from divested businesses. EBITDA in the second quarter of 2010 included a $10 million gain related to the sale of Styron.
Plastics sales for the first six months of 2011 were $6,272 million, up 4 percent from $6,015 million in the first half of 2010. Compared with the first half of 2010, price increased 14 percent while volume declined 10 percent, reflecting the divestiture of Styron. Excluding this divestiture, volume improved 7 percent. EBITDA for the first half of 2011 was $1,560 million, up from $1,414 million in the first half of 2010. EBITDA improved as price increases, improved operating rates, reduced freight costs and increased equity earnings from The Kuwait Styrene Company K.S.C. more than offset the unfavorable impact of higher feedstock and energy costs, other raw material costs and the absence of earnings from the divested businesses. EBITDA in the first half of 2010 included a $10 million gain on the sale of Styron.

On July 27, 2011, the Company entered into a definitive agreement under which the Company's global Polypropylene business will be divested. See "Results of Operations" for more information.
CHEMICALS AND ENERGY
The Chemicals and Energy segment includes the following businesses: Chlor-Alkali/Chlor-Vinyl; Energy; Ethylene Oxide/Ethylene Glycol; and Chlorinated Organics. The Chlor-Alkali/Chlor-Vinyl business focuses on the production of chlorine for consumption by downstream Dow derivatives, as well as production, marketing and supply of ethylene dichloride, vinyl chloride monomer and caustic soda. These products are used for applications such as alumina production, pulp and paper manufacturing, soaps and detergents, and building and construction. The Energy business supplies power, steam and other utilities, principally for use in Dow’s global operations. The Ethylene Oxide/Ethylene Glycol business is the world’s largest producer of purified ethylene oxide, principally used in Dow’s downstream performance derivatives. Dow is also a supplier of ethylene glycol to MEGlobal, a 50:50 joint venture. Ethylene glycol is used in polyester fiber, polyethylene terephthalate (PET) for food and beverage container applications, polyester film, and aircraft and runway deicers. Also included in the Chemicals and Energy segment are the results of MEGlobal and a portion of the results of EQUATE Petrochemical Company K.S.C. ("EQUATE") and The Kuwait Olefins Company K.S.C., all joint ventures of the Company.

Chemicals and Energy	Three Months Ended		Six Months Ended
In millions	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Sales	$1,044	$847	$2,014	$1,686
Price change from comparative period	26%	N/A	20%	N/A
Volume change from comparative period	(3)%	N/A	(1)%	N/A
Equity earnings	$130	$54	$274	$152
EBITDA	$282	$100	$573	$220
Certain items impacting EBITDA	$—	$—	$—	$—
Chemicals and Energy sales were $1,044 million in the second quarter of 2011, up 23 percent from $847 million in the second quarter of 2010, reflecting a 26 percent increase in price and a 3 percent decline in volume. Sales for the Chlor-Alkali/Chlor-Vinyl business increased 28 percent over the second quarter of 2010, primarily driven by price. Caustic soda volume increased in all geographic areas, with double-digit volume growth in Latin America. Caustic soda price increased with double-digit growth across all geographic areas, driven by strong demand in the alumina and pulp and paper industries and limited supply in EMEA due to several large maintenance turnarounds that reduced inventory levels. Vinyl chloride monomer ("VCM") price increased in all geographic areas, while volume decreased in North America due to the Company's planned capacity reductions. Sales for the Ethylene Oxide/Ethylene Glycol ("EO/EG") business were up 36 percent compared with the second quarter of 2010, led by a 33 percent increase in price. Price increased as a result of higher ethylene costs as well as tight supply due to planned industry maintenance turnarounds. Sales for the Chlorinated Organics business increased due to strong pricing in refrigerant, fluoropolymer and solvent applications.

EBITDA in the second quarter of 2011 was $282 million, up significantly from $100 million in the second quarter of 2010. Despite the decline in volume and higher feedstock and energy costs, EBITDA improved primarily due to higher caustic soda and VCM sales and higher equity earnings from The Kuwait Olefins Company K.S.C., MEGlobal and EQUATE. The Energy business supplies Dow's businesses at net cost, resulting in EBITDA that is at or near break-even for the business.

For the first half of 2011, sales for Chemicals and Energy were $2,014 million, up 19 percent from $1,686 million in the same period last year due to increases in price. EBITDA for the first six months of 2011 was $573 million compared with $220 million in the same period last year. EBITDA improved significantly as higher prices and higher equity earnings from The Kuwait Olefins Company K.S.C., EQUATE and MEGlobal, more than offset an increase in feedstock and energy costs.
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

Hydrocarbons	Three Months Ended		Six Months Ended
In millions	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Sales	$2,044	$1,151	$3,796	$2,316
Price change from comparative period	46%	N/A	34%	N/A
Volume change from comparative period	32%	N/A	30%	N/A
Volume change, excluding divestitures	33%	N/A	32%	N/A
Equity earnings	$8	$20	$19	$44
EBITDA	$—	$(1)	$—	$(1)
Certain items impacting EBITDA	$—	$—	$—	$—

Hydrocarbons sales were $2,044 million in the second quarter of 2011, up 78 percent from $1,151 million in the second quarter of 2010, with volume increasing 32 percent and price increasing 46 percent. The significant increase in volume was principally due to the Company's product supply agreements with Styron. The double-digit increase in selling price was the result of higher feedstock and energy costs. For the first six months of 2011, sales were $3,796 million for the segment, up 64 percent from $2,316 million in the same period of 2010.
The Company uses derivatives of crude oil and natural gas as a feedstock in its ethylene facilities. The Company's cost of purchased feedstocks and energy in the second quarter of 2011 increased $1.5 billion compared with the same quarter of last year, an increase of 30 percent. Year to date, the cost of purchased feedstocks and energy was up $2.2 billion from the same period last year, an increase of 21 percent.
The Hydrocarbons business transfers materials to Dow's derivatives businesses at net cost. As a result, EBITDA for the segment was breakeven in the second quarter of 2011 compared with a loss of $1 million for second quarter of 2010. EBITDA for the first half of 2011 and 2010 was at or near breakeven.

CORPORATE
Included in the results for Corporate are:

•	results of insurance company operations,

•	gains and losses on sales of financial assets,

•	stock-based compensation expense and severance costs,

•	changes in the allowance for doubtful receivables,

•	expenses related to Ventures,

•	asbestos-related defense and resolution costs,

•	foreign exchange hedging results, and

•	certain overhead and other cost recovery variances not allocated to the operating segments.

Corporate	Three Months Ended		Six Months Ended
In millions	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Sales	$89	$74	$182	$168
Equity earnings	$(6)	$(5)	$(15)	$(11)
EBITDA	$(295)	$(321)	$(1,054)	$(753)
Certain items impacting EBITDA	$(10)	$(38)	$(513)	$(64)

Sales for Corporate, which primarily relate to the Company's insurance operations, were $89 million in the second quarter of 2011, up from $74 million the second quarter of 2010. For the first six months of 2011, sales were $182 million, up from $168 million in the same period of 2010.
EBITDA in the second quarter of 2011 was a loss of $295 million, compared with a loss of $321 million in the second quarter of 2010. EBITDA in the second quarter of 2011 was negatively impacted by a $10 million loss related to the early extinguishment of debt. EBITDA in the second quarter of 2010 was reduced by $37 million of integration costs related to the acquisition of Rohm and Haas and a $1 million net adjustment to the 2009 restructuring plan.

EBITDA for the first six months of 2011 was a loss of $1,054 million, compared with a loss of $753 million in the same period last year. Year-to-date EBITDA was negatively impacted by a $482 million loss related to the early extinguishment of debt, as well as $31 million of integration costs related to the April 1, 2009 acquisition of Rohm and Haas. Compared with the first six months of 2010, EBITDA was favorably impacted by lower performance-based compensation costs (including stock-based compensation), $25 million in dividend income related to the Company's ownership interest in the divested Styron businesses, gain on the sale of various businesses and lower Corporate expenses. EBITDA for the first six months of 2010 was reduced by integration costs of $63 million related to the acquisition of Rohm and Haas and a $1 million net adjustment to the 2009 restructuring plan.

Sales Volume and Price by Operating Segment and Geographic Area
	Three Months Ended			Six Months Ended
	June 30, 2011			June 30, 2011
Percentage change from prior year	Volume	Price	Total	Volume	Price	Total
Operating segments
Electronic and Specialty Materials	6%	7%	13%	8%	6%	14%
Coatings and Infrastructure	(4)	14	10	(4)	14	10
Health and Agricultural Sciences	13	5	18	13	4	17
Performance Systems	(10)	15	5	(10)	12	2
Performance Products	(3)	18	15	(7)	16	9
Plastics	(7)	16	9	(10)	14	4
Chemicals and Energy	(3)	26	23	(1)	20	19
Hydrocarbons	32	46	78	30	34	64
Total	1%	17%	18%	(1)%	15%	14%
Geographic areas
United States	1%	16%	17%	—%	13%	13%
Europe, Middle East and Africa	(3)	24	21	(2)	19	17
Rest of World	4	11	15	—	11	11
Total	1%	17%	18%	(1)%	15%	14%

Sales Volume and Price by Operating Segment and Geographic Area Excluding Divestitures (1)
	Three Months Ended			Six Months Ended
	June 30, 2011			June 30, 2011
Percentage change from prior year	Volume	Price	Total	Volume	Price	Total
Operating segments
Electronic and Specialty Materials	6%	7%	13%	8%	6%	14%
Coatings and Infrastructure	—	14	14	1	14	15
Health and Agricultural Sciences	13	5	18	13	4	17
Performance Systems	2	17	19	3	14	17
Performance Products	9	20	29	6	18	24
Plastics	10	20	30	7	17	24
Chemicals and Energy	(3)	26	23	(1)	20	19
Hydrocarbons	33	46	79	32	35	67
Total	9%	19%	28%	8%	16%	24%
Geographic areas
United States	5%	16%	21%	4%	14%	18%
Europe, Middle East and Africa	10	27	37	12	22	34
Rest of World	12	13	25	9	12	21
Total	9%	19%	28%	8%	16%	24%

(1)
Excludes sales of the acrylic monomer business and a portion of the specialty latex business divested on January 25, 2010, sales of the Powder Coatings business divested on June 1, 2010, and sales of Styron divested on June 17, 2010.

OUTLOOK
In the second quarter of 2011, many of Dow's end-markets and geographic areas reflected continued growth, as evidenced by the Company's sales increases across all operating segments and geographic areas. Looking ahead, Dow sees global growth fundamentally remaining on solid footing despite the persistence of certain headwinds that could contribute to short-term variations.
In developed regions, economic recovery is expected to continue gaining traction even in the face of persistently high unemployment, which has restrained consumer spending and contributed to weakness in certain end-markets, such as construction. Ongoing concerns around sovereign debt, particularly in southern Europe, and government austerity measures may have further near-term impact on overall consumer sentiment. The Company expects that these are temporary uncertainties, and once resolved, more stable global economic growth will emerge. In the United States and northern Europe, export demand is expected to continue to provide momentum for domestic manufacturing, particularly in those areas where Dow has a well-established footprint.
In the emerging regions, the Company continues to see more robust growth, as the underlying factors driving demand remain strong, especially in Dow's key end-markets of food and nutrition, packaging, personal care, water, transportation and electronics. In the near-term, the Company anticipates targeted measures to address rising inflation to moderate the rate of growth to sustainable levels in sectors more heavily reliant on government spending, such as construction and infrastructure. Despite these near-term adjustments, Dow expects clear, positive fundamentals across most end-markets as a result of the rapid growth in the size and economic influence of the middle class in these regions.
Feedstock costs are expected to remain at elevated levels and volatility in these costs is expected to continue. In the United States, the Company expects to continue to benefit from its flexible feedstock position, taking advantage of the relatively low cost of natural gas and the growing supply of natural gas liquids.
As global economic growth continues, Dow will remain focused on executing its strategy by building on the Company's enhanced financial flexibility, innovative technologies, broad geographic reach and strong presence in many rapidly growing end-markets. The Company will also continue its focused implementation of price and volume actions to manage margins. Taken together, Dow's transformed and diversified business portfolio will continue to benefit from ongoing growth trends while mitigating areas of uncertainty, contributing to the Company's goal of higher and more sustainable earnings.

CHANGES IN FINANCIAL CONDITION
The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

Cash Flow Summary	Six Months Ended
In millions	Jun 30, 2011	Jun 30, 2010
Cash provided by (used in):
Operating activities	$620	$1,283
Investing activities	(904)	937
Financing activities	(4,599)	(2,022)
Effect of exchange rate changes on cash	64	(22)
Cash assumed in initial consolidation of variable interest entities	3	46
Net change in cash and cash equivalents	$(4,816)	$222

In the first six months of 2011, cash provided by operating activities decreased compared with the same period last year primarily due to increased pension contributions and an increase in working capital requirements that more than offset increased earnings and higher dividends from nonconsolidated affiliates.
Cash used in investing activities in the first six months of 2011 reflects increased capital expenditures in 2011, compared with cash provided by investing activities in the first six months of 2010 primarily due to proceeds from the divestiture of Styron in the second quarter of 2010.

In the first six months of 2011, cash was used in financing activities primarily for payments on long- and short-term debt including the retirement of $4 billion of debt as further discussed below, as well as dividends paid to stockholders. In the first six months of 2010, cash was used in financing activities primarily for payments on long-term debt and commercial paper, and payments on notes payable related to the monetization of accounts receivable in Europe, as well as dividends paid to stockholders.

The Company had cash and cash equivalents of $2,223 million at June 30, 2011 and $7,039 million at December 31, 2010, of which $1,500 million at June 30, 2011 and $1,139 million at December 31, 2010 was held by foreign subsidiaries. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. At June 30, 2011, management believed that sufficient liquidity was available in the United States. However, in the unusual event that additional foreign funds are needed in the United States, the Company has the ability to repatriate additional funds. The repatriation could result in an adjustment to the tax liability after considering available foreign tax credits and other tax attributes.
The Company has undertaken restructuring plans during the past two years as follows (additional details are provided in Note C to the Consolidated Financial Statements):

•
On June 30, 2009, the Board of Directors approved a restructuring plan related to the Company’s acquisition of Rohm and Haas (the “2009 Plan”). The restructuring activities under this plan were substantially completed in the first quarter of 2011, with remaining liabilities primarily related to environmental remediation to be paid over time.

•
Included in the liabilities assumed with the April 1, 2009 acquisition of Rohm and Haas was a reserve of $122 million for severance and employee benefits for the separation of employees associated with Rohm and Haas’ 2008 restructuring initiatives. The restructuring activities under this plan were completed in the second quarter of 2011.

The restructuring activities related to the 2009 Plan are expected to result in additional cash expenditures of approximately $68 million related to environmental remediation to be paid over time. The Company expects to incur future costs related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations to ensure competitiveness across its businesses and across geographic areas. Future costs are expected to include demolition costs related to the closed facilities, which will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits and pension plan settlement costs, related to its other optimization activities. These costs cannot be reasonably estimated at this time.
Management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.
The following table presents working capital and certain balance sheet ratios:

Working Capital In millions	Jun 30, 2011	Dec 31, 2010
Current assets	$22,699	$24,130
Current liabilities	12,429	13,896
Working capital	$10,270	$10,234
Current ratio	1.83:1	1.74:1
Days-sales-outstanding-in-receivables	44	43
Days-sales-in-inventory	68	62

As shown in the following table, net debt is equal to total debt minus “Cash and cash equivalents.” As Dow continues to strengthen its balance sheet and increase financial flexibility, management is principally focused on net debt, as Dow believes this is the best measure of the Company’s financial leverage.

Total Debt In millions	Jun 30, 2011	Dec 31, 2010
Notes payable	$916	$1,467
Long-term debt due within one year	661	1,755
Long-term debt	18,511	20,605
Gross debt	$20,088	$23,827
Cash and cash equivalents	2,223	7,039
Net debt	$17,865	$16,788
Gross debt as a percent of total capitalization	44.5%	51.3%
Net debt as a percent of total capitalization	41.6%	42.6%

As part of its ongoing financing activities, Dow has the ability to issue promissory notes under its U.S. and Euromarket commercial paper programs. The Company had no commercial paper outstanding at June 30, 2011 or December 31, 2010.
In the event Dow has short-term liquidity needs and is unable to issue commercial paper under these programs for any reason, Dow has the ability to access liquidity through its committed and available $3 billion Three Year Competitive Advance and Revolving Credit Facility Agreement dated June 4, 2010 (the “Revolving Credit Facility”) with various U.S. and foreign banks. The Revolving Credit Facility has a maturity date in June 2013 and provides for interest at a LIBOR-plus rate or Base Rate as defined in the Agreement. At June 30, 2011, the full $3 billion Revolving Credit Facility was available to the Company.
As a well-known seasoned issuer, the Company filed an automatic shelf registration for an unspecified amount of mixed securities with the SEC on February 19, 2010. Under this shelf registration, the Company may offer common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and stock purchase units with pricing and availability dependent on market conditions; and, on February 19, 2010, registered an unlimited amount of securities for issuance under the Company’s U.S. retail medium-term note program (InterNotes). At June 30, 2011, the Company had Euro 5 billion (approximately $7.2 billion) available for issuance under the Company’s Euro Medium Term Note Program, as well as Japanese yen 50 billion (approximately $600 million) of securities available for issuance under a shelf registration renewed with the Tokyo Stock Exchange effective September 8, 2010, which will expire on September 7, 2012.
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
In addition to the redemption of $800 million of notes that matured on February 1, 2011 and the redemption of Euro 500 million of notes that matured on May 27, 2011 ($707 million equivalent at March 31, 2011), the Company redeemed $1,208 million of InterNotes in the first six months of 2011 and recognized a $10 million pretax loss on early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in Corporate. In the second quarter of 2011, the Company issued $175 million of InterNotes.
Taken together, these actions will reduce the Company's interest expense by approximately $250 million on an annual basis going forward. The Company has also announced the planned redemption of $330 million of InterNotes in the third quarter of 2011, which is included in "Long-term debt due within one year."
Dow’s public debt instruments and documents for its private funding transactions contain, among other provisions, certain covenants and default provisions. The Company’s most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of the Company’s consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Revolving Credit Facility exceeds $500 million. The ratio of the Company’s consolidated indebtedness to consolidated capitalization as defined in the credit agreements was 0.43 to 1.00 at June 30, 2011. At June 30, 2011, management believes the Company was in compliance with all of its covenants and default provisions.

The Company’s credit rating is investment grade. The Company’s long-term credit ratings are BBB with a stable outlook (Standard & Poor’s), Baa3 with a positive outlook (Moody’s) and BBB with a stable outlook (Fitch). In the second quarter of 2011, Standard & Poor’s upgraded the Company’s long-term credit rating from BBB- to BBB, the Company's short-term credit rating from A-3 to A-2, and changed the outlook from positive to stable. Also in the second quarter of 2011, Moody’s upgraded the Company’s outlook from stable to positive. The Company’s short-term credit ratings are A-2 (Standard & Poor’s), P-3 (Moody’s) and F2 (Fitch). If the Company’s credit ratings are downgraded, borrowing costs will increase on certain indentures, and it could have a negative impact on the Company’s ability to access credit markets.
Capital Expenditures
Capital spending was $564 million in the second quarter of 2011, compared with capital spending of $397 million in the second quarter of 2010. Year to date, capital spending was $969 million compared with $691 million in 2010. The Company expects capital spending in 2011 to be approximately $2.4 billion.
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
The following table represents long-term debt obligations and expected cash requirements for interest at June 30, 2011, reflecting the early redemptions of debt in the first and second quarters of 2011 (see Note L to the Consolidated Financial Statements).

Contractual Obligations at June 30, 2011	Payments Due by Year
In millions	2011	2012	2013	2014	2015	2016 and beyond	Total
Long-term debt – current and noncurrent (1,2)	$614	$2,818	$675	$2,347	$1,437	$11,693	$19,584
Expected cash requirements for interest	$588	$1,146	$999	$903	$776	$7,145	$11,557

(1)	Excludes unamortized debt discount of $412 million.

(2)	2011 includes $330 million of InterNotes planned for redemption in the third quarter of 2011.

Contractual Obligations at December 31, 2010	Payments Due by Year
In millions	2011	2012	2013	2014	2015	2016 and beyond	Total
Long-term debt – current and noncurrent (1)	$1,755	$2,886	$943	$2,548	$1,574	$13,112	$22,818
Expected cash requirements for interest	$1,382	$1,332	$1,187	$1,061	$926	$7,659	$13,547

(1)	Excludes unamortized debt discount of $458 million.

Off-Balance Sheet Arrangements
The Company holds a variable interest in a joint venture accounted for under the equity method of accounting. The Company is not the primary beneficiary of the joint venture and therefore is not required to consolidate the entity (see Note M to the Consolidated Financial Statements). In addition, see Note K to the Consolidated Financial Statements for information regarding the transfer of financial assets.
Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. The Company had outstanding guarantees at June 30, 2011 of $935 million, up from $836 million at December 31, 2010. Additional information related to these guarantees can be found in the “Guarantees” section of Note J to the Consolidated Financial Statements.
Fair Value Measurements
The Company’s assets and liabilities measured at fair value are classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation. Assets and liabilities that are traded on an exchange with a quoted price are classified as Level 1. Assets and liabilities that are valued based on a bid or bid evaluation are classified as Level 2. The custodian of the Company’s debt and equity securities uses multiple industry-recognized vendors for pricing information and established processes for validation and verification to assist the Company in its process for determining and validating fair values for these assets. For the Company's interests held in trade receivable conduits, classified as Level 3, the fair value is determined by calculating the expected amount of cash to be received using the key input of anticipated credit losses in the portfolio of receivables sold that have not yet been collected. For pension or other post retirement benefit plan assets classified as Level 3, the total fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity for the investment. The sensitivity of fair value estimates is immaterial relative to the assets and liabilities measured at fair value, as well as to the total equity of the Company. See Note I to the Consolidated Financial Statements for the Company’s disclosures about fair value measurements.
Portfolio managers and external investment managers regularly review all of the Company’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of the temporary impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred. For debt securities, the credit rating of the issuer, current credit rating trends and the trends of the issuer’s overall sector are considered in determining whether unrealized losses represent an other-than-temporary impairment. For equity securities, the Company’s investments are primarily in Standard & Poor’s (“S&P”) 500 companies; however, the Company also allows investments in companies outside of the S&P 500. The Company considers the evidence to support the recovery of the cost basis of a security including volatility of the stock, the length of time the security has been in a loss position, value and growth expectations, and overall market and sector fundamentals, as well as technical analysis, in determining impairment. Other-than-temporary impairment write-downs on investments still held by the Company were $3 million in the first six months of 2011 ($4 million in the first six months of 2010).
Dividends
On April 14, 2011, the Board of Directors declared a quarterly dividend for the second quarter of 2011 of $0.25 per common share, payable July 29, 2011, to stockholders of record on June 30, 2011. The 67 percent increase in the second quarter of 2011 dividend (from $0.15 per common share in the first quarter of 2011) demonstrates the Board’s commitment to increasingly reward shareholders as the Company continues to grow earnings. Since 1912, the Company has paid a cash dividend every quarter and, in each instance prior to and since February 12, 2009, had maintained or increased the amount of the dividend, adjusted for stock splits. The dividend was reduced in February 2009, for the first time in the 97-year period, due to uncertainty in the credit markets, unprecedented lower demand for chemical products and the global recession. Since 1912, Dow has increased the amount of the quarterly dividend 48 times (approximately 12 percent of the time), reduced the dividend once, and maintained the amount of the quarterly dividend approximately 88 percent of the time.
On May 11, 2011, the Board of Directors declared a quarterly dividend of $85 million to Cumulative Convertible Perpetual Preferred Stock, Series A shareholders of record on June 15, 2011, which was paid on July 1, 2011. Ongoing dividends related to Cumulative Convertible Perpetual Preferred Stock, Series A will accrue at the rate of $85 million per quarter, and are payable quarterly subject to Board of Directors’ approval.

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
The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem:

	2011	2010
Claims unresolved at January 1	62,582	75,030
Claims filed	4,253	3,675
Claims settled, dismissed or otherwise resolved	(8,878)	(12,606)
Claims unresolved at June 30	57,957	66,099
Claimants with claims against both UCC and Amchem	18,098	21,226
Individual claimants at June 30	39,859	44,873

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
Based on Union Carbide’s review of 2011 activity, Union Carbide determined that no adjustment to the accrual was required at June 30, 2011. Union Carbide’s asbestos-related liability for pending and future claims was $703 million at June 30, 2011. Approximately 20 percent of the recorded liability related to pending claims and approximately 80 percent related to future claims.
Defense and Resolution Costs
The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs	Six Months Ended		Aggregate Costs to Date as of
In millions	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011
Defense costs	$28	$36	$802
Resolution costs	$26	$26	$1,549

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
Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $15 million in the second quarter of 2011 ($22 million in the second quarter of 2010) and $28 million in the first six months of 2011 ($36 million in the first six months of 2010), and was reflected in “Cost of sales” in the consolidated statements of income.
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
Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $50 million at June 30, 2011 and $50 million at December 31, 2010. At June 30, 2011 and December 31, 2010, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.
In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.
The following table summarizes Union Carbide’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Jun 30, 2011	Dec 31, 2010
Receivables for defense costs – carriers with settlement agreements	$23	$12
Receivables for resolution costs – carriers with settlement agreements	190	236
Receivables for insurance recoveries – carriers without settlement agreements	50	50
Total	$263	$298

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
Dow uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Company is a historical simulation model which captures co-movements in market rates across different instruments and market risk exposure categories. The historical simulation model uses a 97.5 percent confidence level and the historical scenario period includes at least six months of historical data. The June 30, 2011, 2010 year-end and 2010 average daily VAR for the aggregate of all positions are shown below. These amounts are immaterial relative to the total equity of the Company:

Total Daily VAR		2010
In millions	At June 30, 2011	Year-end	Average
Foreign exchange	$2	$1	$3
Interest rate	$135	$251	$211
Equities	$15	$15	$12
Commodities	$4	$1	$2
Composite	$152	$252	$218

The Company’s daily VAR for the aggregate of all positions decreased from a composite VAR of $252 million at December 31, 2010 to a composite VAR of $152 million at June 30, 2011. The decrease related primarily to a decrease in the interest rate VAR from $251 million to $135 million, principally due to a decrease in the amount of debt outstanding.
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

The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred during the second quarter of 2011. For a summary of the history and current status of this matter, see Note J to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

Environmental Matters
In a meeting on April 28, 2010, the Company received verbal and written communications from the U.S. Environmental Protection Agency (“EPA”) notifying the Company of the EPA's intent to seek injunctive relief and assess a civil penalty against the Company for alleged violations of various environmental rules and regulations at the Company's Midland, Michigan site. The Company and the EPA have entered into a proposed settlement that would include a civil penalty of $2.5 million plus certain enhancements of fugitive emission detection and repair practices, beyond existing legal requirements, at two manufacturing units at the Midland site. The settlement will not be final until after an opportunity for public comment, the EPA's response to any comments, and entry of the settlement by a federal court.

Rohm and Haas Texas Incorporated, a wholly owned subsidiary of the Company, received an Administrative Complaint dated May 17, 2011 from the Texas Council of Environmental Quality seeking a civil penalty in an amount of $124,405 for alleged violations of various environmental requirements regulating air emissions from operations at its Deer Park, Texas manufacturing facility.

ITEM 1A.  RISK FACTORS.
There were no material changes in the Company’s risk factors in the second quarter of 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
The Company does not currently have a share repurchase program, and there were no purchases of the Company's common stock by the Company during the three months ended June 30, 2011.

ITEM 6.  EXHIBITS.
See the Exhibit Index on page 67 of this Quarterly Report on Form 10-Q for exhibits filed with this report.

The Dow Chemical Company and Subsidiaries Trademark Listing

The following trademark of The Dow Chemical Company appears in this report: POWERHOUSE

The Dow Chemical Company and Subsidiaries Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOW CHEMICAL COMPANY
Registrant
Date: August 3, 2011

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