Form 10-Q
period 2011-09-30
DOW CHEMICAL CO /DE/
filed 2011-11-01
CIK 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2011
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☑ No

Outstanding at
Class	September 30, 2011
Common Stock, par value $2.50 per share	1,181,812,440 shares

The Dow Chemical Company
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2011

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions, except per share amounts (Unaudited)	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Net Sales	$15,109	$12,868	$45,888	$39,903
Cost of sales	12,928	10,841	38,596	33,962
Research and development expenses	402	403	1,213	1,217
Selling, general and administrative expenses	691	640	2,086	1,950
Amortization of intangibles	125	124	373	377
Restructuring charges	—	—	—	29
Acquisition and integration related expenses	—	35	31	98
Equity in earnings of nonconsolidated affiliates	375	251	964	799
Sundry income (expense) - net	47	(10)	(322)	168
Interest income	9	7	26	24
Interest expense and amortization of debt discount	305	362	1,010	1,105
Income Before Income Taxes	1,089	711	3,247	2,156
Provision for income taxes	186	114	546	348
Net Income	903	597	2,701	1,808
Net income attributable to noncontrolling interests	3	—	24	9
Net Income Attributable to The Dow Chemical Company	900	597	2,677	1,799
Preferred stock dividends	85	85	255	255
Net Income Available for The Dow Chemical Company Common Stockholders	$815	$512	$2,422	$1,544

Per Common Share Data:
Earnings per common share - basic	$0.70	$0.45	$2.08	$1.37
Earnings per common share - diluted	$0.69	$0.45	$2.07	$1.35

Common stock dividends declared per share of common stock	$0.25	$0.15	$0.65	$0.45
Weighted-average common shares outstanding - basic	1,152.3	1,128.0	1,147.2	1,123.6
Weighted-average common shares outstanding - diluted	1,160.9	1,145.5	1,157.8	1,140.7

Depreciation	$539	$555	$1,624	$1,717
Capital Expenditures	$651	$497	$1,620	$1,188
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Sep 30, 2011	Dec 31, 2010
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2011: $86; 2010: $145)	$2,206	$7,039
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2011: $124; 2010: $128)	5,081	4,616
Other	5,035	4,428
Inventories	8,416	7,087
Deferred income tax assets - current	683	611
Other current assets	333	349
Total current assets	21,754	24,130
Investments
Investment in nonconsolidated affiliates	3,574	3,453
Other investments (investments carried at fair value - 2011: $1,942; 2010: $2,064)	2,426	2,542
Noncurrent receivables	333	388
Total investments	6,333	6,383
Property
Property	52,839	51,648
Less accumulated depreciation	35,046	33,980
Net property (variable interest entities restricted - 2011: $1,855; 2010: $1,388)	17,793	17,668
Other Assets
Goodwill	12,994	12,967
Other intangible assets (net of accumulated amortization - 2011: $2,216; 2010: $1,805)	5,212	5,530
Deferred income tax assets - noncurrent	2,001	2,079
Asbestos-related insurance receivables - noncurrent	206	220
Deferred charges and other assets	658	611
Total other assets	21,071	21,407
Total Assets	$66,951	$69,588
Liabilities and Equity
Current Liabilities
Notes payable	$887	$1,467
Long-term debt due within one year	1,674	1,755
Accounts payable:
Trade	4,429	4,356
Other	2,260	2,249
Income taxes payable	427	349
Deferred income tax liabilities - current	110	105
Dividends payable	375	257
Accrued and other current liabilities	2,725	3,358
Total current liabilities	12,887	13,896
Long-Term Debt (variable interest entities nonrecourse - 2011: $891; 2010: $167)	17,042	20,605
Other Noncurrent Liabilities
Deferred income tax liabilities - noncurrent	1,298	1,295
Pension and other postretirement benefits - noncurrent	7,042	7,492
Asbestos-related liabilities - noncurrent	635	663
Other noncurrent obligations	2,906	2,995
Total other noncurrent liabilities	11,881	12,445
Stockholders’ Equity
Preferred stock, series A	4,000	4,000
Common stock	2,954	2,931
Additional paid-in capital	2,526	2,286
Retained earnings	19,400	17,736
Accumulated other comprehensive loss	(4,290)	(4,399)
Unearned ESOP shares	(438)	(476)
Treasury stock at cost	—	(239)
The Dow Chemical Company’s stockholders’ equity	24,152	21,839
Noncontrolling interests	989	803
Total equity	25,141	22,642
Total Liabilities and Equity	$66,951	$69,588
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
In millions (Unaudited)	Sep 30, 2011	Sep 30, 2010
Operating Activities
Net Income	$2,701	$1,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,142	2,207
Provision (Credit) for deferred income tax	(125)	32
Earnings of nonconsolidated affiliates in excess of dividends received	(221)	(241)
Pension contributions	(712)	(177)
Net (gain) loss on sales of investments	(39)	1
Net (gain) loss on sales of property, businesses and consolidated companies	(23)	52
Other net gain	(19)	(16)
Net gain on sale of ownership interest in nonconsolidated affiliates	(61)	(25)
Restructuring charges	—	29
Loss on early extinguishment of debt	482	—
Excess tax benefits from share-based payment arrangements	(14)	(3)
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(1,965)	(1,539)
Proceeds from interests in trade accounts receivable conduits	1,444	818
Inventories	(1,529)	(946)
Accounts payable	17	(139)
Other assets and liabilities	(220)	406
Cash provided by operating activities	1,858	2,267
Investing Activities
Capital expenditures	(1,620)	(1,188)
Construction of assets pending sale / leaseback	(113)	—
Proceeds from sale / leaseback of assets	119	—
Proceeds from sales of property, businesses and consolidated companies	149	1,716
Acquisitions of businesses	(6)	(7)
Purchases of previously leased assets	(30)	(45)
Investments in consolidated companies, net of cash acquired	(218)	(167)
Investments in nonconsolidated affiliates	(126)	(101)
Distributions from nonconsolidated affiliates	250	24
Proceeds from sale of ownership interests in nonconsolidated affiliates	93	113
Change in restricted cash	—	436
Purchases of investments	(653)	(742)
Proceeds from sales and maturities of investments	692	742
Cash provided by (used in) investing activities	(1,463)	781
Financing Activities
Changes in short-term notes payable	(485)	(740)
Proceeds from notes payable	—	84
Payments on notes payable	—	(668)
Proceeds from issuance of long-term debt	1,246	539
Payments on long-term debt	(5,320)	(1,374)
Purchases of treasury stock	(19)	(14)
Proceeds from issuance of common stock	184	92
Proceeds from sales of common stock	98	70
Excess tax benefits from share-based payment arrangements	14	3
Contribution from noncontrolling interests	20	—
Distributions to noncontrolling interests	(34)	(7)
Dividends paid to stockholders	(885)	(760)
Cash used in financing activities	(5,181)	(2,775)
Effect of Exchange Rate Changes on Cash	(50)	58
Cash Assumed in Initial Consolidation of Variable Interest Entities	3	46
Summary
Increase (Decrease) in cash and cash equivalents	(4,833)	377
Cash and cash equivalents at beginning of year	7,039	2,846
Cash and cash equivalents at end of period	$2,206	$3,223
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Nine Months Ended
In millions (Unaudited)	Sep 30, 2011	Sep 30, 2010
Preferred Stock
Balance at beginning of year and end of period	$4,000	$4,000
Common Stock
Balance at beginning of year	2,931	2,906
Common stock issued	23	13
Balance at end of period	2,954	2,919
Additional Paid-in Capital
Balance at beginning of year	2,286	1,913
Common stock issued	161	79
Stock-based compensation and allocation of ESOP shares	79	124
Balance at end of period	2,526	2,116
Retained Earnings
Balance at beginning of year	17,736	16,704
Net income available for The Dow Chemical Company common stockholders	2,422	1,544
Dividends declared on common stock (per share: $0.65 in 2011, $0.45 in 2010)	(748)	(507)
Other	(10)	(15)
Impact of adoption of ASU 2009-17, net of tax	—	(248)
Balance at end of period	19,400	17,478
Accumulated Other Comprehensive Loss
Unrealized Gains on Investments at beginning of year	111	79
Net change in unrealized gains (losses)	(78)	35
Balance at end of period	33	114
Cumulative Translation Adjustments at beginning of year	367	624
Translation adjustments	(31)	(154)
Balance at end of period	336	470
Pension and Other Postretirement Benefit Plans at beginning of year	(4,871)	(4,587)
Adjustments to pension and other postretirement benefit plans	209	201
Balance at end of period	(4,662)	(4,386)
Accumulated Derivative Loss at beginning of year	(6)	(8)
Net hedging results	6	(15)
Reclassification to earnings	3	15
Balance at end of period	3	(8)
Total accumulated other comprehensive loss	(4,290)	(3,810)
Unearned ESOP Shares
Balance at beginning of year	(476)	(519)
Shares acquired	—	(1)
Shares allocated to ESOP participants	38	36
Balance at end of period	(438)	(484)
Treasury Stock
Balance at beginning of year	(239)	(557)
Purchases	(19)	(14)
Issuance to employees and employee plans	258	258
Balance at end of period	—	(313)
The Dow Chemical Company’s Stockholders’ Equity	24,152	21,906
Noncontrolling Interests
Balance at beginning of year	803	569
Net income attributable to noncontrolling interests	24	9
Distributions to noncontrolling interests	(34)	(7)
Capital contributions	20	—
Consolidation of a variable interest entity	31	—
Conversion of note payable to preferred shares of a subsidiary	158	—
Impact of adoption of ASU 2009-17	—	100
Other	(13)	27
Balance at end of period	989	698
Total Equity	$25,141	$22,604
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Net Income	$903	$597	$2,701	$1,808
Other Comprehensive Income (Loss), Net of Tax
Net change in unrealized gains (losses) on investments	(84)	54	(78)	35
Translation adjustments	(631)	868	(31)	(154)
Adjustments to pension and other postretirement benefit plans	68	52	209	201
Net gains (losses) on cash flow hedging derivative instruments	4	(4)	9	—
Total other comprehensive income (loss)	(643)	970	109	82
Comprehensive Income	260	1,567	2,810	1,890
Comprehensive income attributable to noncontrolling interests, net of tax	3	—	24	9
Comprehensive Income Attributable to The Dow Chemical Company	$257	$1,567	$2,786	$1,881
See Notes to the Consolidated Financial Statements.

(Unaudited)	The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 1. Financial Statements. Notes to the Consolidated Financial Statements

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

NOTE B – RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
On September 30, 2011, the Company early adopted Accounting Standard Update (“ASU”) 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.”  This ASU simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 although early adoption is permitted. The Company has incorporated this guidance into its goodwill test for impairments.

On January 1, 2011, the Company adopted ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force.” This ASU amended the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Accounting Guidance Issued But Not Adopted as of September 30, 2011
In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," which provides common requirements for measuring fair value and disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards ("IFRS"). This ASU is effective for fiscal years beginning on or after December 15, 2011. The Company is currently evaluating the impact of adopting the guidance.

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

2010 Adjustments to the 2009 Restructuring Plan
In the first quarter of 2010, the Company recorded an additional $8 million charge to adjust the impairment of long-lived assets and other assets related to the United States Federal Trade Commission (“FTC”) required divestitures completed in the first quarter of 2010, and an additional $8 million charge related to the shutdown of a small manufacturing facility under the 2009 restructuring plan. The impact of these charges is shown as “Restructuring charges” in the consolidated statements of income and was reflected in the following operating segments: Electronic and Functional Materials ($8 million) and Coatings and Infrastructure Solutions ($8 million).

In the second quarter of 2010, the Company recorded additional restructuring charges of $13 million which included the write-off of other assets of $5 million, additional costs associated with exit or disposal activities of $7 million and additional severance of $1 million related to the FTC required divestitures that were included in the 2009 restructuring plan. The impact of these charges is shown as “Restructuring charges” in the consolidated statements of income and was reflected in Coatings and Infrastructure Solutions ($12 million) and Corporate ($1 million).

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

NOTE D – ACQUISITIONS AND DIVESTITURES

Divestiture of Polypropylene Business
On July 27, 2011, the Company entered into a definitive agreement to sell its global Polypropylene business to Braskem SA. The definitive agreement specified the assets and liabilities related to the business to be included in the sale, which included the Company's polypropylene manufacturing facilities at Schkopau and Wesseling, Germany, and Freeport and Seadrift, Texas; railcars; inventory; receivables; business know-how; certain product and process technology; and customer contracts and lists. On September 30, 2011, the sale was completed for $459 million, net of working capital adjustments and costs to sell, with proceeds subject to customary post-closing adjustments, to be finalized in subsequent periods. The proceeds included a $474 million receivable, paid to the Company on October 3, 2011. Dow's Polypropylene Licensing and Catalyst business and related catalyst facilities were excluded from this sale. The transaction also resulted in several long-term supply, service and purchase agreements between Dow and Braskem SA, which are expected to generate significant ongoing cash flows. As a result, the divestiture of this business was not reported as discontinued operations.

Reclassification of Cumulative Translation Adjustments Resulting From the Sale of German Entities
On July 15, 2011, the Company sold assets and liabilities related to two legal entities in Germany. This asset sale qualified as a complete liquidation of an investment in a foreign entity. As a result of this asset sale, the Company transferred a $39 million cumulative translation adjustment gain from "Accumulated other comprehensive loss" into income. Including this gain, the sale resulted in a net immaterial loss, which was included in "Sundry income (expense) - net" and reflected in Corporate.

Rohm and Haas Acquisition and Integration Related Expenses
During the first quarter of 2011, pretax charges totaling $31 million were recorded for integration costs related to the April 1, 2009 acquisition of Rohm and Haas, which was substantially completed in the first quarter of 2011. During the third quarter of 2010, pretax charges totaling $35 million ($98 million during the first nine months of 2010) were recorded for integration costs related to the acquisition. These charges were recorded in “Acquisition and integration related expenses” and reflected in Corporate.

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

The Company recognized a pretax gain of $51 million on the sale in the second quarter of 2010, included in “Sundry income (expense) - net” and reflected in the Performance Materials ($41 million) and Performance Plastics ($10 million) segments.

In the third quarter of 2010, a net $2 million pretax increase in the gain on the divestiture of Styron was recognized, related to a net gain on the sale of two small, related joint ventures, working capital adjustments and additional costs to sell. The adjustment was included in “Sundry income (expense) - net” and impacted the Performance Plastics segment.

On February 3, 2011, Styron repaid the $75 million long-term note receivable, plus interest. In the first quarter of 2011, the Company received dividend income of $25 million, recorded in “Sundry income (expense) - net” in the consolidated statements of income and reflected in Corporate. The Company continued to hold a 6.5 percent equity interest at September 30, 2011.

NOTE E – INVENTORIES
The following table provides a breakdown of inventories:

Inventories In millions	Sep 30, 2011	Dec 31, 2010
Finished goods	$4,796	$4,289
Work in process	2,017	1,498
Raw materials	845	644
Supplies	758	656
Total inventories	$8,416	$7,087
The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $1,379 million at September 30, 2011 and $1,003 million at December 31, 2010.

NOTE F – NONCONSOLIDATED AFFILIATES
The table below presents summarized financial information for Dow Corning Corporation, a significant nonconsolidated affiliate (at 100 percent):

Summarized Income Statement Information	Three Months Ended		Nine Months Ended
for Dow Corning Corporation In millions	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Sales	$1,660	$1,515	$4,908	$4,413
Gross profit	$527	$540	$1,599	$1,599
Net income attributable to Dow Corning Corporation	$177	$176	$547	$615

In the third quarter of 2011, the Company received $115 million on a previously impaired note receivable related to Equipolymers and recognized $86 million of income in "Equity in earnings of nonconsolidated affiliates," reflected in Performance Plastics.

NOTE G – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the carrying amount of goodwill by operating segment:

Goodwill	Electronic and Functional Materials	Coatings and Infra- structure Solutions	Ag Sciences	Perf Materials	Perf Plastics	Feedstocks and Energy	Total
In millions
Net goodwill at Dec. 31, 2010	$4,949	$4,057	$1,546	$966	$1,386	$63	$12,967
Acquisition of seed company	—	—	12	—	—	—	12
Foreign currency impact	3	8	—	1	3	—	15
Net goodwill at Sept. 30, 2011	$4,952	$4,065	$1,558	$967	$1,389	$63	$12,994

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	At September 30, 2011			At December 31, 2010
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$1,686	$(554)	$1,132	$1,733	$(466)	$1,267
Patents	120	(97)	23	121	(95)	26
Software	1,044	(572)	472	965	(506)	459
Trademarks	696	(209)	487	693	(168)	525
Customer related	3,683	(679)	3,004	3,647	(492)	3,155
Other	147	(105)	42	122	(78)	44
Total other intangible assets, finite lives	$7,376	$(2,216)	$5,160	$7,281	$(1,805)	$5,476
IPR&D (1), indefinite lives	52	—	52	54	—	54
Total other intangible assets	$7,428	$(2,216)	$5,212	$7,335	$(1,805)	$5,530
(1) Purchased in-process research and development (“IPR&D”).

The following table provides information regarding amortization expense related to intangible assets:

Amortization Expense	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Other intangible assets, excluding software	$125	$124	$373	$377
Software, included in “Cost of sales”	$23	$21	$68	$64

Total estimated amortization expense related to intangible assets for 2011 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2011	$589
2012	$558
2013	$535
2014	$512
2015	$492
2016	$480

NOTE H – FINANCIAL INSTRUMENTS
Investments
The Company’s investments in marketable securities are primarily classified as available-for-sale.

Investing Results	Nine Months Ended
In millions	Sep 30, 2011	Sep 30, 2010
Proceeds from sales of available-for-sale securities	$631	$680
Gross realized gains	$39	$31
Gross realized losses	$(13)	$(62)
The following table summarizes the contractual maturities of the Company’s investments in debt securities:

Contractual Maturities of Debt Securities at September 30, 2011
In millions	Amortized Cost	Fair Value
Within one year	$31	$32
One to five years	472	514
Six to ten years	462	508
After ten years	233	274
Total	$1,198	$1,328

At September 30, 2011, the Company had no held-to-maturity securities classified as cash equivalents. At December 31, 2010, the Company had $3.2 billion in held-to-maturity securities (primarily Treasury Bills) classified as cash equivalents, as these securities had original maturities of three months or less. The Company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. At September 30, 2011, the Company had investments in money market funds of $302 million classified as cash equivalents ($35 million at December 31, 2010).
The net unrealized gain recognized during the nine-month period ended September 30, 2011 on trading securities held at September 30, 2011 was $25 million ($22 million during the nine-month period ended September 30, 2010).
The following table provides the fair value and gross unrealized losses of the Company’s investments that were deemed to be temporarily impaired at September 30, 2011 and December 31, 2010, aggregated by investment category:

Temporarily Impaired Securities Less than 12 Months (1)
	At September 30, 2011		At December 31, 2010
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
Government debt (2,3)	$—	$—	$62	$(2)
Corporate bonds	57	(3)	43	(1)
Total debt securities	$57	$(3)	$105	$(3)
Equity securities	420	(70)	52	(3)
Total temporarily impaired securities	$477	$(73)	$157	$(6)

(1)	Unrealized losses of 12 months or more were less than $1 million.

(2)	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

(3)	Unrealized losses of less than 12 months were less than $1 million at September 30, 2011.

Portfolio managers regularly review the Company’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of a temporary impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred.
For debt securities, the credit rating of the issuer, current credit rating trends, the trends of the issuer’s overall sector, the ability of the issuer to pay expected cash flows and the length of time the security has been in a loss position are considered in determining whether unrealized losses represent an other-than-temporary impairment. The Company did not have any credit-related losses on debt securities during the nine-month periods ended September 30, 2011 or September 30, 2010.

For equity securities, the Company’s investments are primarily in Standard & Poor’s (“S&P”) 500 companies; however, the Company’s policies allow investments in companies outside of the S&P 500. The largest holdings are Exchange Traded Funds that represent the S&P 500 index or an S&P sector or subset; the Company also has holdings in Exchange Traded Funds that represent emerging markets. The Company considers the evidence to support the recovery of the cost basis of a security including volatility of the stock, the length of time the security has been in a loss position, value and growth expectations, and overall market and sector fundamentals, as well as technical analysis, in determining whether unrealized losses represent an other-than-temporary impairment. In the nine-month period ended September 30, 2011, other-than-temporary impairment write-downs on investments still held by the Company were $6 million ($4 million in the nine-month period ended September 30, 2010).
The aggregate cost of the Company’s cost method investments totaled $177 million at September 30, 2011 and $171 million at December 31, 2010. Due to the nature of these investments, the fair market value is not readily determinable. These investments are reviewed for impairment indicators. In the nine-month period ended September 30, 2011, the Company's impairment analysis identified indicators that resulted in no reduction in the cost basis of these investments ($21 million reduction in the nine-month period ended September 30, 2010).
The following table summarizes the fair value of financial instruments at September 30, 2011 and December 31, 2010:

Fair Value of Financial Instruments
	At September 30, 2011				At December 31, 2010
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities: (1)
Debt securities:
Government debt (2)	$543	$63	$—	$606	$603	$40	$(2)	$641
Corporate bonds	655	70	(3)	722	760	72	(1)	831
Total debt securities	$1,198	$133	$(3)	$1,328	$1,363	$112	$(3)	$1,472
Equity securities	652	32	(70)	614	501	94	(3)	592
Total marketable securities	$1,850	$165	$(73)	$1,942	$1,864	$206	$(6)	$2,064
Long-term debt incl. debt due within one year (3)	$(18,716)	$88	$(2,360)	$(20,988)	$(22,360)	$175	$(2,530)	$(24,715)
Derivatives relating to:
Foreign currency	$—	$93	$(108)	$(15)	$—	$40	$(38)	$2
Commodities	$—	$14	$(3)	$11	$—	$14	$(4)	$10
(1) Included in “Other investments” in the consolidated balance sheets.
(2) U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.
(3) Cost includes fair value adjustments of $22 million at September 30, 2011 and $23 million at December 31, 2010.

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
The Company’s risk management program for interest rate, foreign currency and commodity risks is based on fundamental, mathematical and technical models that take into account the implicit cost of hedging. Risks created by derivative instruments and the mark-to-market valuations of positions are strictly monitored at all times, using value at risk and stress tests. Counterparty credit risk arising from these contracts is not significant because the Company minimizes counterparty concentration, deals primarily with major financial institutions of solid credit quality, and the majority of its hedging transactions mature in less than three months. In addition, the Company minimizes concentrations of credit risk through its global orientation by transacting with large, internationally diversified financial counterparties. It is the Company’s policy not to have credit-risk-related contingent features in its derivative instruments. No significant concentration of counterparty credit risk existed at September 30, 2011. The Company does not anticipate losses from credit risk, and the net cash requirements arising from counterparty risk associated with risk management activities are not expected to be material in 2011.

The Company reviews its overall financial strategies and the impacts from using derivatives in its risk management program with the Company’s Board of Directors and revises its strategies as market conditions dictate.
Interest Rate Risk Management
The Company enters into various interest rate contracts with the objective of lowering funding costs or altering interest rate exposures related to fixed and variable rate obligations. In these contracts, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. At September 30, 2011, the Company had no open interest rate swaps.
Foreign Currency Risk Management
The Company’s global operations require active participation in foreign exchange markets. The Company enters into foreign exchange forward contracts and options, and cross-currency swaps to hedge various currency exposures or create desired exposures. Exposures primarily relate to assets, liabilities and bonds denominated in foreign currencies, as well as economic exposure, which is derived from the risk that currency fluctuations could affect the dollar value of future cash flows related to operating activities. The primary business objective of the activity is to optimize the U.S. dollar value of the Company’s assets, liabilities and future cash flows with respect to exchange rate fluctuations. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. At September 30, 2011, the Company had forward contracts, options and cross-currency swaps to buy, sell or exchange foreign currencies. These contracts had various expiration dates, primarily in the fourth quarter of 2011.
Commodity Risk Management
The Company has exposure to the prices of commodities in its procurement of certain raw materials. The primary purpose of commodity hedging activities is to manage the price volatility associated with these forecasted inventory purchases. At September 30, 2011, the Company had futures contracts, options and swaps to buy, sell or exchange commodities. These agreements had various expiration dates through 2012.
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
The net loss from previously terminated interest rate cash flow hedges included in AOCI at September 30, 2011 was $1 million after tax ($2 million after tax at December 31, 2010). The Company had no open interest rate derivatives designated as cash flow hedges at September 30, 2011 or December 31, 2010.
Current open foreign currency forward contracts hedge the currency risk of forecasted feedstock purchase transactions until March 2012. The effective portion of the mark-to-market effects of the foreign currency forward contracts is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying feedstock purchase affects income. The net gain from the foreign currency hedges included in AOCI at September 30, 2011 was $6 million after tax (net loss of $4 million after tax at December 31, 2010). At September 30, 2011, the Company had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a notional U.S. dollar equivalent of $542 million ($827 million at December 31, 2010).

Commodity swaps, futures and option contracts with maturities of not more than 36 months are utilized and designated as cash flow hedges of forecasted commodity purchases. Current open contracts hedge forecasted transactions until December 2012. The effective portion of the mark-to-market effect of the cash flow hedge instrument is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying commodity purchase affects income. The net gain from commodity hedges included in AOCI at September 30, 2011 was $1 million after tax ($3 million after tax at December 31, 2010). At September 30, 2011 and December 31, 2010, the Company had the following aggregate notionals of outstanding commodity forward contracts to hedge forecasted purchases:

Commodity	Sep 30, 2011	Dec 31, 2010	Notional Volume Unit
Crude Oil	0.2	0.1	million barrels
Ethane	0.3	1.6	million barrels
Natural Gas	6.9	2.7	million million British thermal units

Fair Value Hedges
For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current period income and reflected as “Interest expense and amortization of debt discount” in the consolidated statements of income. The short-cut method is used when the criteria are met. The Company had no open interest rate swaps designated as fair value hedges of underlying fixed rate debt obligations at September 30, 2011 or December 31, 2010.
Net Foreign Investment Hedges
For derivative instruments that are designated and qualify as net foreign investment hedges, the effective portion of the gain or loss on the derivative is included in “Cumulative Translation Adjustments” in AOCI. The results of hedges of the Company’s net investment in foreign operations included in “Cumulative Translation Adjustments” in AOCI was a net loss of $59 million after tax at September 30, 2011 (net gain of $70 million after tax at December 31, 2010). At September 30, 2011 and December 31, 2010, the Company had no open forward contracts or outstanding options to buy, sell or exchange foreign currencies that were designated as net foreign investment hedges. At September 30, 2011, the Company had outstanding foreign-currency denominated debt designated as a hedge of net foreign investment of $602 million ($1,250 million at December 31, 2010).
Other Derivative Instruments
The Company utilizes futures, options and swap instruments that are effective as economic hedges of commodity price exposures, but do not meet the hedge accounting criteria in the accounting guidance for derivatives and hedging. At September 30, 2011 and December 31, 2010, the Company had the following aggregate notionals of outstanding commodity contracts:

Commodity	Sep 30, 2011	Dec 31, 2010	Notional Volume Unit
Crude Oil	0.1	—	million barrels
Ethane	2.3	3.8	million barrels
Naphtha	53.0	—	kilotons
Natural Gas	6.2	12.0	million million British thermal units

The Company also uses foreign exchange forward contracts, options, and cross-currency swaps that are not designated as hedging instruments primarily to manage foreign currency exposure. The Company had open foreign exchange contracts with various expiration dates to buy, sell or exchange foreign currencies with a notional U.S. dollar equivalent of $16,945 million at September 30, 2011 ($13,944 million at December 31, 2010).

The following table provides the fair value and gross balance sheet classification of derivative instruments at September 30, 2011 and December 31, 2010:

Fair Value of Derivative Instruments In millions	Balance Sheet Classification	Sep 30, 2011	Dec 31, 2010
Asset Derivatives
Derivatives designated as hedges:
Foreign currency	Accounts and notes receivable – Other	$7	$9
Commodities	Other current assets (1)	3	7
Total derivatives designated as hedges		$10	$16
Derivatives not designated as hedges:
Foreign currency	Accounts and notes receivable – Other	$153	$77
Commodities	Other current assets (1)	34	23
Total derivatives not designated as hedges		$187	$100
Total asset derivatives		$197	$116
Liability Derivatives
Derivatives designated as hedges:
Foreign currency	Accounts payable – Other	$2	$20
Commodities	Accounts payable – Other	3	8
Total derivatives designated as hedges		$5	$28
Derivatives not designated as hedges:
Foreign currency	Accounts payable – Other	$173	$64
Commodities	Accounts payable – Other	20	16
Total derivatives not designated as hedges		$193	$80
Total liability derivatives		$198	$108
(1) Included in “Accounts and notes receivable – Other” in the consolidated balance sheet at December 31, 2010.

Effect of Derivative Instruments for the three months ended September 30, 2011 In millions	Change in Unrealized Gain (Loss) in AOCI (1,2)	Income Statement Classification	Gain (Loss) Reclassified from AOCI to Income (3)	Additional Gain (Loss) Recognized in Income (3,4)
Derivatives designated as hedges:
Cash flow:
Commodities	$2	Cost of sales	$8	$—
Foreign currency	7	Cost of sales	(4)	—
Total derivatives designated as hedges	$9		$4	$—
Derivatives not designated as hedges:
Foreign currency (5)	$—	Sundry income (expense) – net	$—	$(20)
Commodities	—	Cost of sales	—	(5)
Total derivatives not designated as hedges	$—		$—	$(25)
Total derivatives	$9		$4	$(25)

Effect of Derivative Instruments for the three months ended September 30, 2010 In millions	Change in Unrealized Gain (Loss) in AOCI (1,2)	Income Statement Classification	Gain (Loss) Reclassified from AOCI to Income (3)	Additional Gain (Loss) Recognized in Income (3,4)
Derivatives designated as hedges:
Cash flow:
Commodities	$4	Cost of sales	$(10)	$—
Foreign currency	(16)	Cost of sales	2	—
Net foreign investment:
Foreign currency	4	n/a	—	—
Total derivatives designated as hedges	$(8)		$(8)	$—
Derivatives not designated as hedges:
Foreign currency (5)	$—	Sundry income (expense) – net	$—	$44
Commodities	—	Cost of sales	—	5
Total derivatives not designated as hedges	$—		$—	$49
Total derivatives	$(8)		$(8)	$49

(1)	Accumulated other comprehensive income (loss) (“AOCI”).

(2)
Net unrealized gains/losses from hedges related to interest rates and commodities are included in “Accumulated Derivative Gain – Net hedging results” in the consolidated statements of equity; net unrealized gains/losses from hedges related to foreign currency (net of tax) are included in “Cumulative Translation Adjustments – Translation adjustments” in the consolidated statements of equity.

(3)	Pretax amounts.

(4)	Amounts impacting income not related to AOCI reclassification; also includes immaterial amounts of hedge ineffectiveness.

(5)	Foreign currency derivatives not designated as hedges are offset by foreign exchange gains/losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.

Effect of Derivative Instruments for the nine months ended September 30, 2011 In millions	Change in Unrealized Gain (Loss) in AOCI (1,2)	Income Statement Classification	Gain (Loss) Reclassified from AOCI to Income (3)	Additional Gain (Loss) Recognized in Income (3,4)
Derivatives designated as hedges:
Fair value:
Interest rates	$—	Interest expense (5)	$(1)	$(1)
Cash flow:
Commodities	12	Cost of sales	19	—
Foreign currency	(9)	Cost of sales	(21)	—
Total derivatives designated as hedges	$3		$(3)	$(1)
Derivatives not designated as hedges:
Foreign currency (6)	$—	Sundry income (expense) – net	$—	$21
Commodities	—	Cost of sales	—	(18)
Total derivatives not designated as hedges	$—		$—	$3
Total derivatives	$3		$(3)	$2

Effect of Derivative Instruments for the nine months ended September 30, 2010 In millions	Change in Unrealized Gain (Loss) in AOCI (1,2)	Income Statement Classification	Gain (Loss) Reclassified from AOCI to Income (3)	Additional Gain (Loss) Recognized in Income (3,4)
Derivatives designated as hedges:
Fair value:
Interest rates	$(1)	Interest expense (5)	$—	$(1)
Cash flow:
Commodities	(14)	Cost of sales	(14)	—
Foreign currency	4	Cost of sales	(1)	—
Net foreign investment:
Foreign currency	(16)	n/a	—	—
Total derivatives designated as hedges	$(27)		$(15)	$(1)
Derivatives not designated as hedges:
Foreign currency (6)	$—	Sundry income (expense) – net	$—	$157
Commodities	—	Cost of sales	—	1
Total derivatives not designated as hedges	$—		$—	$158
Total derivatives	$(27)		$(15)	$157

(1)	Accumulated other comprehensive income (loss) (“AOCI”).

(2)
Net unrealized gains/losses from hedges related to interest rates and commodities are included in “Accumulated Derivative Gain – Net hedging results” in the consolidated statements of equity; net unrealized gains/losses from hedges related to foreign currency (net of tax) are included in “Cumulative Translation Adjustments – Translation adjustments” in the consolidated statements of equity.

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

The net after-tax amounts to be reclassified from AOCI to income within the next 12 months are a $1 million loss for interest rate contracts, a $1 million gain for commodity contracts and a $6 million gain for foreign currency contracts.

NOTE I – FAIR VALUE MEASUREMENTS
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements on a Recurring Basis at September 30, 2011 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Interests in trade accounts receivable conduits (2)	$—	$—	$1,245	$—	$1,245
Equity securities (3)	583	31	—	—	614
Debt securities: (3)
Government debt (4)	—	606	—	—	606
Corporate bonds	—	722	—	—	722
Derivatives relating to: (5)
Foreign currency	—	160	—	(67)	93
Commodities	13	24	—	(23)	14
Total assets at fair value	$596	$1,543	$1,245	$(90)	$3,294
Liabilities at fair value:
Derivatives relating to: (5)
Foreign currency	$—	$175	$—	$(67)	$108
Commodities	5	18	—	(20)	3
Total liabilities at fair value	$5	$193	$—	$(87)	$111

Basis of Fair Value Measurements on a Recurring Basis at December 31, 2010 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Interests in trade accounts receivable conduits (2)	$—	$—	$1,267	$—	$1,267
Equity securities (3)	556	36	—	—	592
Debt securities: (3)
Government debt (4)	—	641	—	—	641
Corporate bonds	—	831	—	—	831
Derivatives relating to: (5)
Foreign currency	—	86	—	(46)	40
Commodities	12	18	—	(16)	14
Total assets at fair value	$568	$1,612	$1,267	$(62)	$3,385
Liabilities at fair value:
Derivatives relating to: (5)
Foreign currency	$—	$84	$—	$(46)	$38
Commodities	7	17	—	(20)	4
Total liabilities at fair value	$7	$101	$—	$(66)	$42

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

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding assets and liabilities. The Company borrowed $2 million of cash collateral against $8 million of unrealized gains at September 30, 2011 (posted $4 million of cash collateral at December 31, 2010). The net $6 million at September 30, 2011 and the $4 million at December 31, 2010 were classified as “Accounts and notes receivable – Other” in the consolidated balance sheets.
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
There were no significant transfers between Levels 1 and 2 in the nine-month period ended September 30, 2011 or the year ended December 31, 2010.
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
The following table summarizes the changes in fair value measurements using Level 3 inputs for the three- and nine-month periods ended September 30, 2011 and 2010:

Fair Value Measurements Using Level 3 Inputs	Three Months Ended		Nine Months Ended
Interests Held in Trade Receivable Conduits (1) In millions	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Balance at beginning of period	$1,389	$1,206	$1,267	$—
Gain (Loss) included in earnings (2)	(1)	(2)	(6)	7
Purchases – North America	117	155	1,215	1,976
Purchases – Europe	32	16	285	160
Settlements – North America	(229)	(55)	(1,229)	(823)
Settlements – Europe	(63)	(8)	(287)	(8)
Balance at September 30	$1,245	$1,312	$1,245	$1,312

(1)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets.

(2)	Included in “Selling, general and administrative expenses” in the consolidated statements of income.

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
As part of the Joint Plan, Dow and Corning Incorporated agreed to provide a credit facility to Dow Corning in an aggregate amount of $300 million, which was reduced to $150 million effective June 1, 2011. The Company’s share of the credit facility was originally $150 million, but was reduced to $75 million effective June 1, 2011, and is subject to the terms and conditions stated in the Joint Plan. At September 30, 2011, no draws had been taken against the credit facility.
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
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At September 30, 2011, the Company had accrued obligations of $666 million for probable environmental remediation and restoration costs, including $64 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material adverse impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material adverse impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2010, the Company had accrued obligations of $607 million for probable environmental remediation and restoration costs, including $59 million for the remediation of Superfund sites.
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

Tittabawassee and Saginaw Rivers, Saginaw Bay
The Company, the U.S. Environmental Protection Agency (“EPA”) and the State entered into an administrative order on consent (“AOC”), effective January 21, 2010, that requires the Company to conduct a remedial investigation, a feasibility study and a remedial design for the Tittabawassee River, the Saginaw River and the Saginaw Bay, and pay the oversight costs of the EPA and the State under the authority of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). These actions, to be conducted under the lead oversight of the EPA, will build upon the investigative work completed under the State Resource Conservation Recovery Act (“RCRA”) program from 2005 through 2009. The Tittabawassee River, beginning at the Midland Site and extending down to the first six miles of the Saginaw River, are designated as the first Operable Unit for purposes of conducting the remedial investigation, feasibility study and remedial design work. This work will be performed in a largely upriver to downriver sequence for eight geographic segments of the Tittabawassee and upper Saginaw Rivers. The remainder of the Saginaw River and the Saginaw Bay are designated as a second Operable Unit and the work associated with that unit may also be geographically segmented. The AOC does not obligate the Company to perform removal or remedial action; that action can only be required by a separate order. The Company and the EPA will be negotiating orders separate from the AOC that will obligate the Company to perform remedial actions under the scope of work of the AOC. The Company and the EPA have entered into two separate orders to perform limited remedial actions to implement early actions. In addition, the Company and the EPA have entered into the first order to address remedial actions in the first of the eight geographic segments in the first Operable Unit.
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

On September 28, 2007, the Company and the natural resource damage trustees entered into a Funding and Participation Agreement that addressed the Company’s payment of past costs incurred by the natural resource damage trustees, payment of the costs of a trustee coordinator and a process to review additional cooperative studies that the Company might agree to fund or conduct with the natural resource damage trustees. On March 18, 2008, the Company and the natural resource damage trustees entered into a Memorandum of Understanding to provide a mechanism for the Company to fund cooperative studies related to the assessment of natural resource damages. This Memorandum of Understanding has been amended and extended until March 2013. On April 7, 2008, the natural resource damage trustees released their “Natural Resource Damage Assessment Plan for the Tittabawassee River System Assessment Area.”
At September 30, 2011, the accrual for these off-site matters was $42 million (included in the total accrued obligation of $666 million at September 30, 2011). At December 31, 2010, the Company had an accrual for these off-site matters of $32 million (included in the total accrued obligation of $607 million).
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
Based on Union Carbide’s review of 2011 activity, Union Carbide determined that no adjustment to the accrual was required at September 30, 2011. Union Carbide’s asbestos-related liability for pending and future claims was $690 million at September 30, 2011. Approximately 18 percent of the recorded liability related to pending claims and approximately 82 percent related to future claims.
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
Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $50 million at September 30, 2011 and $50 million at December 31, 2010. At September 30, 2011 and December 31, 2010, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.
The following table summarizes Union Carbide’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Sep 30, 2011	Dec 31, 2010
Receivables for defense costs – carriers with settlement agreements	$20	$12
Receivables for resolution costs – carriers with settlement agreements	166	236
Receivables for insurance recoveries – carriers without settlement agreements	50	50
Total	$236	$298

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $30 million in the third quarter of 2011 ($22 million in the third quarter of 2010) and $58 million in the first nine months of 2011 ($58 million in the first nine months of 2010 ), and was reflected in “Cost of sales.”

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
On June 10, 2005, the Company received a Statement of Objections from the European Commission (the “EC”) stating that it believed that the Company and certain subsidiaries of the Company (the “Dow Entities”), together with other participants in the synthetic rubber industry, engaged in conduct in violation of European competition laws with respect to the butadiene rubber and emulsion styrene butadiene rubber businesses. In connection therewith, on November 29, 2006, the EC issued its decision alleging infringement of Article 81 of the Treaty of Rome and imposed a fine of Euro 64.575 million (approximately $85 million at that time) on the Dow Entities; several other companies were also named and fined. As a result, the Company recognized a loss contingency of $85 million related to the fine in the fourth quarter of 2006. The Company appealed the EC’s decision and a hearing was held before the Court of First Instance on October 13, 2009. On July 13, 2011, the General Court issued a decision that partly affirmed the EC's decision with regard to the amount of the fine and the liability of the parent company, but rejected the EC's decision regarding the length of the conspiracy and determined that it was of a shorter duration. The Dow Entities have filed an appeal of this decision to the Court of Justice of the European Union. Subsequent to the imposition of the fine in 2006, the Company and/or certain subsidiaries of the Company became named parties in various related U.S., United Kingdom and Italian civil actions. The U.S. matter was settled in March 2010 through a confidential settlement agreement, with an immaterial impact on the Company’s consolidated financial statements. The United Kingdom and Italian civil actions are still pending.

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
Rohm and Haas Pension Plan Matters
In December 2005, a federal judge in the U.S. District Court for the Southern District of Indiana (the “District Court”) issued a decision granting a class of participants in the Rohm and Haas Pension Plan (the “Rohm and Haas Plan”) who had retired from Rohm and Haas, now a wholly owned subsidiary of the Company, and who elected to receive a lump sum benefit from the Rohm and Haas Plan, the right to a cost-of-living adjustment (“COLA”) as part of their retirement benefit. In August 2007, the Seventh Circuit Court of Appeals (the "Seventh Circuit") affirmed the District Court’s decision, and in March 2008, the U.S. Supreme Court denied the Rohm and Haas Plan’s petition to review the Seventh Circuit’s decision. The case was returned to the District Court for further proceedings. In October 2008 and February 2009, the District Court issued rulings that have the effect of including in the class all Rohm and Haas retirees who received a lump sum distribution without a COLA from the Rohm and Haas Plan since January 1976. These rulings are subject to appeal, and the District Court has not yet determined the amount of the COLA benefits that may be due to the class participants. The Rohm and Haas Plan and the plaintiffs entered into a settlement agreement that, in addition to settling the litigation with respect to the Rohm and Haas retirees, provides for the amendment of the complaint and amendment of the Rohm and Haas Plan to include active employees in the settlement benefits. The District Court preliminarily approved the settlement on November 24, 2009 and, following a hearing on March 12, 2010, issued a final order approving the settlement on April 12, 2010. A group of objectors to the settlement filed an appeal from the final order. In November 2010, the District Court issued an order approving class counsel’s fee award petition in an amount consistent with the terms of the settlement. The same objectors also appealed this order. On September 2, 2011, the Seventh Circuit affirmed the approval of the settlement and the award of attorneys' fees. A lone objector filed a petition for rehearing, which was denied on October 17, 2011.
A pension liability associated with this matter of $185 million was recognized as part of the acquisition of Rohm and Haas on April 1, 2009. The liability, which was determined in accordance with the accounting guidance for contingencies, recognized the estimated impact of the above described judicial decisions on the long-term Rohm and Haas Plan obligations owed to the applicable Rohm and Haas retirees and active employees. The Company had a liability associated with this matter of $186 million at September 30, 2011 and $186 million at December 31, 2010.
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
The following tables provide a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at September 30, 2011 In millions	Final Expiration	Maximum Future Payments (1)	Recorded Liability
Guarantees	2020	$431	$19
Residual value guarantees	2021	508	23
Total guarantees		$939	$42

(1)	The Company was indemnified by a third party for $52 million if required to perform under a $105 million guarantee.

Guarantees at December 31, 2010 In millions	Final Expiration	Maximum Future Payments (1)	Recorded Liability
Guarantees	2020	$445	$80
Residual value guarantees	2020	391	17
Total guarantees		$836	$97

(1)	The Company was indemnified by a third party for $53 million if required to perform under a $106 million guarantee.

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
The aggregate carrying amount of asset retirement obligations recognized by the Company was $87 million at September 30, 2011 and $99 million at December 31, 2010. The discount rate used to calculate the Company’s asset retirement obligations was 1.78 percent at September 30, 2011 and 1.78 percent at December 31, 2010. These obligations are included in the consolidated balance sheets as “Other noncurrent obligations.”
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
During the three months ended September 30, 2011, the Company recognized a loss of $3 million on the sale of these receivables ($5 million during the three months ended September 30, 2010), which was classified as “Interest expense and amortization of debt discount” in the consolidated statements of income. During the nine months ended September 30, 2011, the Company recognized a loss of $7 million on the sale of receivables ($14 million during the nine months ended September 30, 2010).
The Company classifies its interests in the conduits as “Accounts and notes receivable – Other” on the consolidated balance sheets and those interests are carried at fair value. Fair value of the interests is determined by calculating the expected amount of cash to be received and is based on unobservable inputs (a Level 3 measurement). The key input in the valuation is percentage of anticipated credit losses, which was 1.52 percent at September 30, 2011 (1.42 percent at December 31, 2010), in the portfolio of receivables sold that had not yet been collected. Given the short-term nature of the underlying receivables, discount rates and prepayments are not factors in determining the fair value of the interests. Credit losses, net of any recoveries, on receivables sold were insignificant for the three-month period ended September 30, 2011 ($1 million for the three-month period ended September 30, 2010) and insignificant for the nine-month period ended September 30, 2011 ($2 million for the nine-month period ended September 30, 2010). At September 30, 2011, the carrying value of the interests held was $1,090 million ($1,110 million at December 31, 2010), which is the Company’s maximum exposure to loss related to the receivables sold.
The sensitivity of the fair value of the interests held to hypothetical adverse changes in the anticipated credit losses assumption are as follows (amounts shown are the corresponding hypothetical decreases in the carrying value of the interests):

Impact to Carrying Value In millions	Sep 30, 2011	Dec 31, 2010
10% adverse change	$2	$2
20% adverse change	$5	$5

Following is an analysis of certain cash flows between the Company and the North American conduits:

Cash Proceeds	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Sale of receivables	$—	$—	$—	$264
Collections reinvested in revolving receivables	$5,704	$4,893	$15,422	$12,611
Interests in conduits (1)	$157	$55	$1,157	$810
(1) Presented in "Operating Activities" in the consolidated statements of cash flows.

Delinquencies on the sold receivables that were still outstanding at September 30, 2011 were $117 million ($127 million at December 31, 2010). Trade accounts receivable outstanding and derecognized from the Company’s consolidated balance sheets at September 30, 2011 were $2,224 million ($1,930 million at December 31, 2010). In September 2011, the Company repurchased $71 million of previously sold receivables related to a divestiture ($13 million related to another divestiture in May 2010).
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
During the three months ended September 30, 2011, the Company recognized a loss of $9 million on the sale of these receivables ($3 million during the three months ended September 30, 2010), which was classified as “Interest expense and amortization of debt discount” in the consolidated statements of income. During the nine months ended September 30, 2011, the Company recognized a loss of $11 million on the sale of receivables ($4 million during the nine months ended September 30, 2010).
The Company classifies its interests in the conduits as “Accounts and notes receivable – Other” on the consolidated balance sheets and those interests are carried at fair value. Fair value of the interests is determined by calculating the expected amount of cash to be received and is based on unobservable inputs (a Level 3 measurement). The key input in the valuation is percentage of anticipated credit losses, which was zero at September 30, 2011 (zero at December 31, 2010), in the portfolio of receivables sold that had not yet been collected. Given the short-term nature of the underlying receivables, discount rates and prepayments are not factors in determining the fair value of the interests. There were no credit losses on receivables sold during the three- and nine-month periods ended September 30, 2011 and September 30, 2010. At September 30, 2011, the carrying value of the interests held was $155 million ($157 million at December 31, 2010), which is the Company’s maximum exposure to loss related to the receivables sold.
Following is an analysis of certain cash flows between the Company and the European conduits:

Cash Proceeds	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Sale of receivables	$13	$70	$16	$582
Collections reinvested in revolving receivables	$2,020	$1,851	$6,079	$2,018
Interests in conduits (1)	$63	$8	$287	$8
(1) Presented in "Operating Activities" in the consolidated statements of cash flows.

Delinquencies on the sold receivables still outstanding at September 30, 2011 were $19 million ($42 million at December 31, 2010). Trade accounts receivable outstanding and derecognized from the Company’s consolidated balance sheets at September 30, 2011 were $354 million ($405 million at December 31, 2010).

Sale of Trade Accounts Receivable in Asia Pacific
The Company sells participating interests in trade accounts receivable of select Asia Pacific entities for which the Company maintains servicing responsibilities and the related costs are insignificant. The third-party holders of the participating interests do not have recourse to the Company’s assets in the event of nonpayment by the debtors.
During the nine-month periods ended September 30, 2011 and 2010, the Company recognized insignificant losses on the sale of the participating interests in the receivables, which are classified as “Interest expense and amortization of debt discount” in the consolidated statements of income. The Company receives cash upon the sale of the participating interests in the receivables.
Following is an analysis of certain cash flows between the Company and the third-party holders of the participating interests:

Cash Proceeds	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Sale of participating interests	$42	$61	$129	$163
Collections reinvested in revolving receivables	$27	$49	$106	$145
Following is additional information related to the sale of participating interests in the receivables under this facility:

Trade Accounts Receivable In millions	Sep 30, 2011	Dec 31, 2010
Derecognized from the consolidated balance sheet	$13	$25
Outstanding in the consolidated balance sheet	277	281
Total accounts receivable in select Asia Pacific entities	$290	$306

There were no credit losses on receivables relating to the participating interests sold during the three- and nine-month periods ended September 30, 2011 and September 30, 2010. There were no delinquencies on the outstanding receivables related to the participating interests sold at September 30, 2011 or December 31, 2010.

NOTE L – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable In millions	Sep 30, 2011	Dec 31, 2010
Notes payable to banks	$773	$1,310
Notes payable to related companies	99	157
Notes payable trade	15	—
Total notes payable	$887	$1,467
Period-end average interest rates	3.06%	2.64%

Long-Term Debt In millions	2011 Average Rate	Sep 30, 2011	2010 Average Rate	Dec 31, 2010
Promissory notes and debentures:
Final maturity 2011	9.80%	$3	5.30%	$1,057
Final maturity 2012	5.35%	2,159	5.33%	2,154
Final maturity 2013	6.11%	395	6.05%	389
Final maturity 2014	7.29%	2,103	7.27%	2,096
Final maturity 2015	5.92%	1,257	5.90%	1,250
Final maturity 2016	2.57%	757	2.57%	757
Final maturity 2017 and thereafter	6.98%	9,090	6.78%	10,503
Other facilities:
U.S. dollar loans, various rates and maturities	2.63%	236	1.67%	20
Foreign currency loans, various rates and maturities	3.39%	1,422	2.95%	998
Medium-term notes, varying maturities through 2022	4.90%	807	5.96%	2,005
Euro medium-term notes, final maturity 2011	—	—	4.63%	665
Pollution control/industrial revenue bonds, varying maturities through 2038	5.70%	872	5.68%	907
Capital lease obligations	—	17	—	17
Unamortized debt discount	—	(402)	—	(458)
Long-term debt due within one year	—	(1,674)	—	(1,755)
Total long-term debt	—	$17,042	—	$20,605

Annual Installments on Long-Term Debt For Next Five Years at September 30, 2011 In millions
2011	$37
2012	$2,800
2013	$671
2014	$2,348
2015	$1,444
2016	$965

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
In the first nine months of 2011, the Company redeemed $800 million of notes that matured on February 1, 2011; Euro 500 million of notes that matured on May 27, 2011 ($707 million equivalent); $250 million of floating rate notes that matured on August 8, 2011; and $1,538 million of InterNotes, and recognized a $10 million pretax loss on early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in Corporate.
In the first nine months of 2011, the Company issued $341 million of InterNotes; and approximately $895 million of long-term debt was entered into by consolidated variable interest entities, including the refinancing of short-term notes payable.
The Company’s outstanding debt of $18.7 billion has been issued under indentures which contain, among other provisions, covenants with which the Company must comply while the underlying notes are outstanding. Such covenants include obligations to not allow liens on principal U.S. manufacturing facilities, enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or merge or consolidate with any other corporation, or sell or convey all or substantially all of the Company’s assets. The outstanding debt also contains customary default provisions. Failure of the Company to comply with any of these covenants could result in a default under the applicable indenture, which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes.

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
a default if the Company or an applicable subsidiary fails to make any payment on indebtedness of $50 million or more when due, or any other default under the applicable agreement permits or results in the acceleration of $200 million or more of principal, and

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
At September 30, 2011, management believes the Company was in compliance with all of the covenants and default provisions referred to above.

NOTE M – VARIABLE INTEREST ENTITIES
Consolidated Variable Interest Entities
The Company holds variable interests in six joint ventures for which the Company is the primary beneficiary.

Three of the joint ventures own and operate manufacturing and logistics facilities, which produce certain chemicals and provide certain services in Asia Pacific. The Company’s variable interest in these joint ventures relates to arrangements between the joint ventures and the Company, involving the majority of the output on take-or-pay terms with pricing ensuring a guaranteed return to the joint ventures.

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
The Company also holds a variable interest in an owner trust, for which the Company is the primary beneficiary. The owner trust leases an ethylene facility in The Netherlands to the Company, whereby substantially all of the rights and obligations of ownership are transferred to the Company. The Company’s variable interest in the owner trust relates to a residual value guarantee provided to the owner trust. Upon expiration of the lease, which matures in 2014, the Company may purchase the facility for an amount based on a fair market value determination. At September 30, 2011, the Company had provided to the owner trust a residual value guarantee of $363 million, which represents the Company’s maximum exposure to loss under the lease.

As the primary beneficiary of these variable interest entities ("VIEs"), the entities’ assets, liabilities and results of operations are included in the Company’s consolidated financial statements. The other equity holders’ interests are reflected in “Net income attributable to noncontrolling interests” in the consolidated statements of income and “Noncontrolling interests” in the consolidated balance sheets. The following table summarizes the carrying amounts of the entities’ assets and liabilities included in the Company’s consolidated balance sheets at September 30, 2011 and December 31, 2010:

Assets and Liabilities of Consolidated VIEs In millions	Sep 30, 2011	Dec 31, 2010
Cash and cash equivalents (1)	$86	$145
Other current assets	131	83
Property	1,855	1,388
Other noncurrent assets	140	122
Total assets (2)	$2,212	$1,738
Current liabilities (nonrecourse 2011: $229; 2010: $190)	$310	$837
Long-term debt (nonrecourse 2011: $891; 2010: $167)	1,238	513
Other noncurrent liabilities (nonrecourse 2011: $84; 2010: $64)	84	64
Total liabilities	$1,632	$1,414

(1)	Included $6 million at September 30, 2011 restricted for the construction of a specific manufacturing facility.

(2)	All assets were restricted at September 30, 2011 and December 31, 2010.

The Company holds a variable interest in an entity created in June 2010 to monetize accounts receivable of select European entities. The Company is the primary beneficiary of this entity as a result of holding subordinated notes while maintaining servicing responsibilities for the accounts receivable. The carrying amounts of assets and liabilities included in the Company’s consolidated balance sheets pertaining to this entity, were current assets of $156 million (zero restricted) at September 30, 2011 ($158 million, zero restricted, at December 31, 2010) and current liabilities of $4 million ($4 million nonrecourse) at September 30, 2011 ($1 million, $1 million nonrecourse, at December 31, 2010).
Amounts presented in the consolidated balance sheets and the table above as restricted assets or nonrecourse obligations relating to consolidated VIEs at September 30, 2011 and December 31, 2010 are adjusted for intercompany eliminations, parental guarantees and residual value guarantees.
Nonconsolidated Variable Interest Entity
The Company holds a variable interest in a joint venture accounted for under the equity method of accounting, acquired through the acquisition of Rohm and Haas on April 1, 2009. The joint venture manufactures crude acrylic acid in the United States and Germany on behalf of the Company and the other joint venture partner. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. The Company is not the primary beneficiary, as a majority of the joint venture’s output is sold to the other joint venture partner, and therefore the entity is not consolidated. At September 30, 2011, the Company’s investment in the joint venture was $140 million ($144 million at December 31, 2010), classified as “Investment in nonconsolidated affiliates” in the consolidated balance sheets, representing the Company’s maximum exposure to loss.

NOTE N – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Defined Benefit Pension Plans:
Service cost	$88	$76	$260	$232
Interest cost	282	272	842	821
Expected return on plan assets	(329)	(301)	(978)	(907)
Amortization of prior service cost	7	7	21	21
Amortization of net loss	94	67	280	201
Curtailment cost	—	—	—	8
Net periodic benefit cost	$142	$121	$425	$376

Other Postretirement Benefits:
Service cost	$4	$4	$10	$12
Interest cost	25	28	75	84
Expected return on plan assets	(1)	(3)	(3)	(9)
Curtailment cost	—	—	—	3
Net periodic benefit cost	$28	$29	$82	$90

As a result of the divestiture of Styron on June 17, 2010, the Company recognized a curtailment loss of $11 million and improved the funded status (plan assets less benefit obligations) by $99 million due to settlements, remeasurements and curtailments (see Note D).

The Company's funding policy is to contribute to its pension plans when pension laws and/or economics either require or encourage funding. In the nine-month period ended September 30, 2011, the Company contributed $712 million to its pension plans, including contributions to fund benefit payments for its non-qualified supplemental plans. The Company expects to contribute approximately $200 million to its pension plans in the fourth quarter of 2011.

NOTE O – STOCK-BASED COMPENSATION

The Company grants stock-based compensation to employees under the Employees' Stock Purchase Plan (“ESPP”) and the 1988 Award and Option Plan (the “1988 Plan”) and to non-employee directors under the 2003 Non-Employee Directors' Stock Incentive Plan. Most of the Company's stock-based compensation awards are granted in the first quarter of each year. Details for awards granted in the first quarter of 2011 are included in the following paragraphs. There was minimal grant activity in the second and third quarters of 2011.

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

During the first quarter of 2011, the Company granted the following stock-based compensation awards to non-employee directors under the 2003 Non-Employee Directors' Stock Incentive Plan:

•	31,350 shares of restricted stock with a weighted-average fair value of $37.26 per share.

Total unrecognized compensation cost at September 30, 2011 is provided in the following table:

Total Unrecognized Compensation Cost at September 30, 2011
In millions	Unrecognized Compensation Cost	Weighted-average Recognition Period (Years)
ESPP purchase rights	$8	0.13
Unvested stock options	$65	0.77
Deferred stock awards	$108	0.81
Performance deferred stock awards	$20	0.50

NOTE P – EARNINGS PER SHARE CALCULATIONS

The following tables provide the earnings per share calculations for the three- and nine-month periods ended September 30, 2011:

Net Income	Three Months Ended	Nine Months Ended
In millions	Sep 30, 2011	Sep 30, 2011
Net income	$903	$2,701
Net income attributable to noncontrolling interests	(3)	(24)
Net income attributable to The Dow Chemical Company	$900	$2,677
Preferred stock dividends	(85)	(255)
Net income attributable to participating securities (1)	(11)	(31)
Net income attributable to common stockholders	$804	$2,391

Earnings Per Share Calculations - Basic	Three Months Ended	Nine Months Ended
Dollars per share	Sep 30, 2011	Sep 30, 2011
Net income	$0.78	$2.35
Net income attributable to noncontrolling interests	—	(0.02)
Net income attributable to The Dow Chemical Company	$0.78	$2.33
Preferred stock dividends	(0.07)	(0.22)
Net income attributable to participating securities (1)	(0.01)	(0.03)
Net income attributable to common stockholders	$0.70	$2.08

Earnings Per Share Calculations - Diluted	Three Months Ended	Nine Months Ended
Dollars per share	Sep 30, 2011	Sep 30, 2011
Net income	$0.77	$2.33
Net income attributable to noncontrolling interests	—	(0.02)
Net income attributable to The Dow Chemical Company	$0.77	$2.31
Preferred stock dividends (2)	(0.07)	(0.22)
Net income attributable to participating securities (1)	(0.01)	(0.02)
Net income attributable to common stockholders	$0.69	$2.07

Shares in millions
Weighted-average common shares - basic	1,152.3	1,147.2
Plus dilutive effect of stock options and awards	8.6	10.6
Weighted-average common shares - diluted	1,160.9	1,157.8
Stock options and deferred stock awards excluded from EPS calculations (3)	42.5	41.1
Conversion of preferred stock excluded from EPS calculations (4)	96.8	96.8

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

The following tables provide the earnings per share calculations for the three- and nine-month periods ended September 30, 2010:

Net Income	Three Months Ended	Nine Months Ended
In millions	Sep 30, 2010	Sep 30, 2010
Net income	$597	$1,808
Net income attributable to noncontrolling interests	—	(9)
Net income attributable to The Dow Chemical Company	$597	$1,799
Preferred stock dividends	(85)	(255)
Net income available for common stockholders	$512	$1,544

Earnings Per Share Calculations - Basic	Three Months Ended	Nine Months Ended
Dollars per share	Sep 30, 2010	Sep 30, 2010
Net income	$0.53	$1.61
Net income attributable to noncontrolling interests	—	(0.01)
Net income attributable to The Dow Chemical Company	$0.53	$1.60
Preferred stock dividends	(0.08)	(0.23)
Net income available for common stockholders	$0.45	$1.37

Earnings Per Share Calculations - Diluted	Three Months Ended	Nine Months Ended
Dollars per share	Sep 30, 2010	Sep 30, 2010
Net income	$0.52	$1.58
Net income attributable to noncontrolling interests	—	(0.01)
Net income attributable to The Dow Chemical Company	$0.52	$1.57
Preferred stock dividends (1)	(0.07)	(0.22)
Net income available for common stockholders	$0.45	$1.35

Shares in millions
Weighted-average common shares - basic	1,128.0	1,123.6
Plus dilutive effect of stock options and awards	17.5	17.1
Weighted-average common shares - diluted	1,145.5	1,140.7
Stock options and deferred stock awards excluded from EPS calculations (2)	52.7	49.1
Conversion of preferred stock excluded from EPS calculations (3)	96.8	96.8

(1)	Preferred stock dividends were not added back in the calculation of diluted earnings per share because the effect of adding them back would have been antidilutive.

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

NOTE Q – OPERATING SEGMENTS AND GEOGRAPHIC AREAS

Beginning in the third quarter of 2011, the Company changed its reportable segments due to recent changes in the Company's organization. Following are the new segments:

•	Electronic and Functional Materials

•	Coatings and Infrastructure Solutions

•	Agricultural Sciences

•	Performance Materials

•	Performance Plastics

•	Feedstocks and Energy

The reporting changes are reflected in the following Corporate Profile and segment information for all periods presented.

Corporate Profile
Dow combines the power of science and technology with the “Human Element” to passionately innovate what is essential to human progress. The Company connects chemistry and innovation with the principles of sustainability to help address many of the world's most challenging problems such as the need for clean water, renewable energy generation and conservation, and increasing agricultural productivity. Dow's diversified industry-leading portfolio of specialty chemical, advanced materials, agrosciences and plastics businesses deliver a broad range of technology-based products and solutions to customers in approximately 160 countries and in high growth sectors such as electronics, water, energy, coatings and agriculture. In 2010, Dow had annual sales of $53.7 billion and employed approximately 50,000 people worldwide. The Company's more than 5,000 products are manufactured at 188 sites in 35 countries across the globe. The following descriptions of the Company's six operating segments include a representative listing of products for each business.

ELECTRONIC AND FUNCTIONAL MATERIALS
Applications: chemical mechanical planarization pads and slurries • chemical processing aids and intermediates • electronic displays • food and pharmaceutical processing and ingredients • home and personal care ingredients • hygiene and infection control • photolithography materials • printed circuit board materials • process and materials preservation • semiconductor packaging, connectors and industrial finishing

Dow Electronic Materials is a leading global supplier of materials for chemical mechanical planarization (CMP); materials used in the production of electronic displays, including brightness films, diffusers, metalorganic light emitting diode (LED) precursors and organic light emitting diode (OLED) materials; products and technologies that drive leading edge semiconductor design; materials used in the fabrication of printed circuit boards; and integrated metallization processes critical for interconnection, corrosion resistance, metal finishing and decorative applications. These enabling materials are found in applications such as consumer electronics, flat panel displays and telecommunications. Dow Electronic Materials includes Display Technologies, Growth Technologies, Interconnect Technologies and Semiconductor Technologies.

•
Products: ACuPLANE™ CMP slurries; AR™ antireflective coatings; AUROLECTROLESS™ immersion gold process; COPPER GLEAM™ acid copper plating products; CYCLOTENE™ advanced electronics resins; DURAPOSIT™ electroless nickel process; ENLIGHT™ products for photovoltaic manufacturers; EPIC™ immersion photoresists; INTERVIA™ photodielectrics for advanced packaging; LITHOJET™ digital imaging processes; OPTOGRADE™ metalorganic precursors; VISIONPAD™ CMP pads

Functional Materials is a portfolio of businesses characterized by a vast global footprint, a broad array of unique chemistries, multi-functional ingredients and technology capabilities, combined with key positions in the pharmaceuticals; food, home and personal care; and industrial specialty industries. These technology capabilities and market platforms enable the businesses to develop innovative solutions that address modern societal needs for clean water and air; material preservation; and improved health care, disease prevention, nutrition and wellness. Functional Materials includes Dow Home and Personal Care, Dow Microbial Control, Dow Wolff Cellulosics and Performance Additives.

•
Products and Services: Acrolein derivatives; ACUDYNE™ hair fixative resins; ACULYN™ rheology modifiers; ACUMER™ scale inhibitors and dispersants; ACUSOL™ detergent polymers, dispersants, opacifiers and rheology modifiers; AMBERCHROM™ chromatography resins; ANGUS™ nitroalkanes and derivatives; AQUCAR™ water treatment microbiocides; ASC METATIN™ dimethyltin catalyst; AUTOMATE™ liquid dyes; BIOBAN™ biocide for material preservation; CELLOSIZE™ hydroxyethyl cellulose; CLEAR+STABLE™

carboxymethyl cellulose; Divinylbenzene; DUOLITE™ pharmaceutical grade resins; DURAGREEN™ and DURAPLUS™ floor care polymers; ECOSMOOTH™ silk conditioning polymers; ECOSURF™ biodegradable surfactants; ETHOCEL™ ethylcellulose polymers; GLUTEX™ sanitizers and cleaners; KATHON™ preservatives; KLARIX™ algicides; METHOCEL™ cellulose ethers; NEOLONE™ preservatives for personal care; OPULYN™ opacifiers; POLYOX™ water-soluble resins; PRIMENE™ amines; Quaternaries; SATISFIT™ Weight Care Technology; SILVADUR™ antimicrobial; Sodium borohydride products; SOFTCAT™ polymers; SOLTERRA™ Boost inorganic SPF booster; SOLTEX™ waterproofing polymer; SUNSPHERES™ SPF boosters; UCARE™ polymers; UCARHIDE™ opacifier; UCON™ fluids; VENPURE™ reducing agents; VERSENE™ chelating agents; Vinylbenzyl chloride; VINYZENE™ antimicrobials for plastics; WALOCEL™ cellulose polymers; WALSRODER™ nitrocellulose; ZinClear™ IM zinc oxide dispersions

The Electronic and Functional Materials segment also includes a portion of the Company's share of the results of Dow Corning Corporation, a joint venture of the Company.

COATINGS AND INFRASTRUCTURE SOLUTIONS
Applications: building and construction, insulation and weatherization, roofing membrane systems, adhesives and sealants • cellulosic-based construction additives • construction materials (vinyl siding, vinyl windows, vinyl fencing) • flexible and rigid packaging • general mortars and concrete, cement modifiers and plasters, tile adhesives and grouts • house and traffic paints • metal coatings • pipeline coatings • transportation and corrosion protection • water purification

Dow Building and Construction is comprised of three global businesses - Dow Building Solutions, Dow Construction Chemicals and Dow Solar Solutions - that offer extensive lines of industry-leading insulation, housewrap, sealant and adhesive products and systems, as well as construction chemical solutions and building-integrated photovoltaics. Through its strong sales support, customer service and technical expertise, Dow Building Solutions provides meaningful solutions for improving the energy efficiency in homes and buildings today, while also addressing the industry's emerging needs and demands. Dow Construction Chemicals provides solutions for increased durability, greater water resistance and lower systems costs. As a leader in insulation solutions, the business' products help curb escalating utility bills, reduce a building's carbon footprint and provide a more comfortable indoor environment. Dow Solar Solutions is focused on developing the next generation of solar energy products to help solve global energy challenges.

•
Products: AQUASET™ acrylic thermosetting resins; CELLOSIZE™ hydroxyethyl cellulose; DOW™ latex powders; FROTH-PAK™ polyurethane spray foam; GREAT STUFF™ polyurethane foam sealant; INSTA-STIK™ roof insulation adhesive; METHOCEL™ cellulose ethers; POWERHOUSE™ solar shingle; RHOPLEX™ aqueous acrylic polymer emulsions; STYROFOAM™ brand insulation products (including extruded polystyrene and polyisocyanurate rigid foam sheathing products); THERMAX™ insulation; TILE BOND™ roof tile adhesive; WEATHERMATE™ weather barrier solutions (housewraps, sill pans, flashings and tapes)

Dow Coating Materials is the largest coatings supplier in the world and a premier supplier of raw materials for architectural paints and industrial coatings. The business manufactures and delivers solutions that leverage high quality, technologically advanced product offerings for paint and coatings. The business also offers technologies used in industrial coatings applications, including packaging, pipelines, wood, automotive, marine, maintenance and protective industries. The business is also the leader in the conversion of solvent to water-based technologies, which enable customers to offer more environmentally friendly products, including low volatile organic compound (VOC) paints and other sustainable coatings.

•
Products: ACRYSOL™ rheology modifiers; AVANSE™, ELASTENE™, PRIMAL™ and RHOPLEX™ acrylics; CELLOSIZE™ hydroxyethyl cellulose; D.E.H.™ curing agent and intermediates; D.E.N.™ and D.E.R.™ liquid and epoxy resins; DOWFAX™, ECOSURF™ SA, TERGITOL™ and TRITON™ surfactants; EVOQUE™ Pre-Composite Polymer Technology; FORTEGRA™ epoxy tougheners; OROTAN™ and TAMOL™ dispersants; ROPAQUE™ opaque polymers

Dow Water and Process Solutions is a leading water purification and separation technology supplier, developing cost-effective technologies for water purification, desalination and separation solutions for specialty applications that make water safer, cleaner and more available; food better tasting; and pharmaceuticals more effective.

•	Products: ADSORBSIA™ titanium-based media; AMBERJET™, AMBERLITE™, AMBERLYST™ and DOWEX™ ion exchange resins; AMBERLYST™ and DOWEX™ catalysts; DOW™ electrodeionization;

DOW™ ultrafiltration; DOWEX™ OPTIPORE™ polymeric adsorbent resins; FILMTEC™ reverse osmosis and nanofiltration membrane elements

The Performance Monomers business produces specialty monomer products that are sold externally as well as consumed internally as building blocks used in downstream polymer businesses. The business' products are used in several applications, including cleaning materials, personal care products, paints, coatings and inks.

•	Products: Acrylic acid/acrylic esters; ACUMER™, ACUSOL™, DURAMAX™, OPTIDOSE™, ROMAX™ and TAMOL™ dispersants; Methyl methacrylate

The Coatings and Infrastructure Solutions segment also includes a portion of the Company's share of the results of Dow Corning Corporation, a joint venture of the Company.

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

•
Products: AGROMEN™ seeds; BRODBECK™ seed; CLINCHER™ herbicide; DAIRYLAND™ seed; DELEGATE™ insecticide; DITHANE™ fungicide; SmartStax™; FORTRESS™ fungicide; GARLON™ herbicide; GLYPHOMAX™ herbicide; GRANITE™ herbicide; HERCULEX™ I, HERCULEX™ RW and HERCULEX™ XTRA insect protection; KEYSTONE™ herbicides; LAREDO™ fungicide; LONTREL™ herbicide; LORSBAN™ insecticides; MILESTONE™ herbicide; MUSTANG™ herbicide; MYCOGEN™ seeds; NEXERA™ canola and sunflower seeds; PHYTOGEN™ cottonseeds; PROFUME™ gas fumigant; RENZE™ seeds; SENTRICON™ termite colony elimination system; SIMPLICITY™ herbicide; STARANE™ herbicide; TELONE™ soil fumigant; TORDON™ herbicide; TRACER™ NATURALYTE™ insect control; TRIUMPH™ seed; VIKANE™ structural fumigant; WIDESTRIKE™ insect protection

The Agricultural Sciences segment also includes the results of the AgroFresh business, providing a portfolio of products used for maintaining the freshness of fruits, vegetables and flowers.

PERFORMANCE MATERIALS
Applications: adhesives • aircraft and runway deicing fluids • appliances • automotive interiors, exteriors, under-the-hood and body engineered systems • bedding • caps and closures • carpeting • chelating agents • chemical intermediates • civil engineering • cleaning products • composites • construction • corrosion inhibitors • detergents, cleaners and fabric softeners • electrical castings, potting and encapsulation and tooling • electrical laminates • electronics • flavors and fragrances • flooring • footwear • furniture • gas treatment • gaskets and sealing components • heat transfer fluids • home and office furnishings • industrial coatings • manufactured housing and modular construction • mattresses • medical equipment • metalworking fluids • mining • packaging • pipe treatment • pressure sensitive adhesives • sealants • surfactants • transportation • vinyl exteriors • waterproofing membranes

The Amines business is the world's largest producer of ethanolamines and a leading global provider of ethyleneamines, isopropanolamines and chelants. These products are used in a wide variety of applications, including lube oil additives, wet-strength resins, metalworking fluids, liquid detergents, personal care products, and herbicide and fungicide formulations for the agricultural industry.

•	Products: Alkyl alkanolamines; Ethanolamines; Ethyleneamines; Isopropanolamines; VERSENE™ chelating agents

The Chlorinated Organics business is the world's largest supplier of chlorinated organic products and services for intermediates, which are used in the production of fluoropolymers, refrigerants, methyl cellulose, quaternary ammonium compounds and silicones; and solvents, which are used as process agents in chemicals manufacturing, surface preparation, dry cleaning and pharmaceuticals.

•	Products: Chloroform; Methyl chloride; Methylene chloride; Perchloroethylene; Trichloroethylene; Vinylidene chloride

Dow Automotive Systems is a leading global provider of technology-driven solutions that meet consumer demands for vehicles that are safer, stronger, quieter, lighter, and more comfortable and stylish. The business provides adhesives, glass bonding systems, emissions control technology, performance plastics, polyurethane products and systems, films, fluids and acoustical management solutions to original equipment manufacturers and tier, aftermarket and commercial transportation customers. With offices and application development centers around the world, Dow Automotive Systems provides materials science expertise and comprehensive technical capabilities to its customers worldwide.

•
Products: AERIFY™ diesel particulate filters; BETAFOAM™ NVH acoustical foams; BETAFORCE™ structural composite bonding systems; BETAMATE™ structural adhesives; BETASEAL™ glass bonding systems; BETATECH™ high performance elastic adhesive sealer; DOW™ polyethylene resins; ENGAGE™ polyolefin elastomers; IMPAXX™ energy management foam; INTEGRAL™ adhesive films; NORDEL™ hydrocarbon rubber; Premium brake fluids; ROBOND™ acrylic adhesives; SPECFLEX™ semi-flexible polyurethane foam systems; UCON™ fluids; VORAFORCE™ composite systems

Dow Formulated Systems manufactures and markets custom formulated, rigid and semi-rigid, flexible, integral skin and microcellular polyurethane foams and systems and tailor-made epoxy solutions and systems. These products are used in a broad range of applications, including appliances, athletic equipment, automotive, bedding, construction, decorative molding, furniture, shoe soles and wind turbines.

•
Products: AIRSTONE™ epoxy systems; COMPAXX™ foam core systems; DIPRANE™ polyurethane elastomers; ENFORCER™ Technology and ENHANCER™ Technology for carpet and turf backing; HYPERKOTE™, TRAFFIDECK™ and VERDISEAL™ waterproofing systems; HYPERLAST™, DURAMOULD™ and DURELAST™ polyurethane systems; HYPOL™ hydrophilic polyurethane prepolymers; VORACOR™ rigid foam systems; VORATHERM™ polyisocyanurate; VORATRON™ electrical encapsulation systems

Dow Plastic Additives is a worldwide supplier of additives and solutions used in a large variety of applications ranging from construction materials and packaging containers to consumer appliances and electronics, business machines and automotive parts. These additives and solutions improve impact strength, clarity, chemical and heat resistance, weather resistance and color retention properties of base polymers. They also aid in the processing of plastics by increasing melt strength, heat stability and lubricity, thereby enabling plastics processors to achieve greater output rates and increased efficiency without loss of quality.

•
Products: ACRYLIGARD™ CS capstock polymers; ADVALUBE™ specialty lubricants; ADVAPAK™ lubricant/stabilizer one-packs for vinyl pipe processing; ADVASTAB™ and ADVASTAB™ NEO thermal stabilizer; PARALOID™ and PARALOID™ EXL impact modifiers and processing aids; SURECEL™ foam cell promoters; TYRIN™ chlorinated polyethylene

The Epoxy business is a supplier of epoxy resins and intermediates that serves a diverse array of end-markets and applications, including electrical laminates, civil engineering, composites, infrastructure and consumer goods. The business is one of the most vertically-integrated epoxy suppliers in the world. This position helps provide cost advantages and economies of scale across the value chain, as well as dependable product and service delivery around the globe.

•
Products: D.E.H.™ epoxy curing agents or hardeners; D.E.N.™ epoxy novolac resins; D.E.R.™ epoxy resins (liquids, solids and solutions); Epoxy intermediates (acetone, allyl chloride, epichlorohydrin and phenol); FORTEGRA™ epoxy tougheners; PROLOGIC™ epoxy specialty materials

The Oxygenated Solvents business is the world's largest producer of oxygenated solvents, with the leading position in butanol, E- and P-series glycol ethers, as well as several other products in its portfolio. The business offers the broadest range of solvents for servicing a diverse mix of end-use markets and applications, including paints and coatings, cleaning products, inks, electronics, pharmaceuticals, mining, personal care and other applications.

•
Products: Acetic esters; Acetone derivatives; Aldehydes; Butyl CARBITOL™ and Butyl CELLOSOLVE™ solvents; Carboxylic acids; DOWANOL™ glycol ethers; ECOSOFT™ IK solvent; Oxo alcohols and acids; PROGLYDE™ DMM solvent; UCAR™ propionates

The Polyglycols, Surfactants and Fluids business is one of the world's leading suppliers of polyglycols and surfactants, with a broad range of products and technology and a proven record of performance and economy. The business also produces a broad line of lubricants, hydraulic fluids, aircraft deicing fluids and thermal fluids, with some of the most recognized brand names in the industry. Product applications include chemical processing, cleaning, heating, cooling, food and beverage processing, fuel additives, paints and coatings, pharmaceuticals and silicone surfactants.

•
Products: CARBOWAX™ and CARBOWAX SENTRY™ polyethylene glycols and methoxypolyethylene glycols; DOW™ polypropylene glycols; DOW SYMBIO™ base fluid; DOWFAX™, TERGITOL™ and TRITON™ surfactants; DOWFROST™ and DOWTHERM™ heat transfer fluids; ECOSURF™ biodegradable surfactants; SYNALOX™ lubricants; UCAR™ deicing fluids; UCON™ fluids

The Polyurethanes business is a leading global producer of polyurethane raw materials. Dow's polyurethane products offer a broad range of solutions for flexible foam, rigid foam, coating, adhesive, sealant, and elastomer applications and are used in a variety of end-markets, including appliances, automotive, bedding, construction, electronics, flooring, footwear, furniture and packaging. The business is the leading global producer of propylene oxide (PO) and propylene glycol (PG) - offering PO via both a traditional process and a sustainable hydrogen peroxide to propylene oxide (HPPO) manufacturing technology, and a portfolio of PG products for a wide variety of applications.

•
Products: ECHELON™ polyurethane prepolymer; ISONATE™ modified, pure and polymeric methylene diphenyl diisocyanate (MDI); PAPI™ polymeric MDI; Propylene glycol portfolio, including DOW PURAGUARD™ PG USP/EP, propylene glycol USP/EP, PG industrial grade, dipropylene glycol regular and LO+ grades, and tripropylene glycol regular and acrylate grades; Propylene oxide; VORALUX™, VORAMER™, VORANOL™, VORANOL™ VORACTIV™ and VORATEC™ polyether and copolymer polyols; VORANATE™ isocyanate; VORASURF™ surfactants

The Performance Materials segment also includes the results of Dow Fiber Solutions, providing differentiated fibers and process improvements to the textile industry; Dow Haltermann, a provider of world-class contract manufacturing services to companies in the fine and specialty chemicals and polymers industries; Dow Oil and Gas, providing products for use in exploration and production, refining and gas processing, transportation, and fuel and lubricant performance; and SAFECHEM, a wholly owned subsidiary that manufactures closed-loop systems to manage the risks associated with chlorinated solvents. The segment also includes a portion of the results of the SCG‑Dow Group, joint ventures of the Company.

Divestiture:

•
On June 17, 2010, Dow sold Styron to an affiliate of Bain Capital Partners. Businesses and products sold within the Performance Materials segment included Emulsion Polymers (styrene-butadiene latex), supporting customers in paper and paperboard applications, as well as carpet and artificial turf backings; Synthetic Rubber; and certain products from Dow Automotive Systems; all of which were reported in the Performance Materials segment through the date of the divestiture.

PERFORMANCE PLASTICS
Applications: adhesives • agricultural films • appliances and appliance housings • automotive parts and trim • beverage bottles • bins, crates, pails and pallets • building and construction • coatings • consumer and durable goods • consumer electronics • disposable diaper liners • fibers and nonwovens • food and specialty packaging • hoses and tubing • household and industrial bottles • housewares • hygiene and medical films • industrial and consumer films and foams • information technology • leather, textile, graphic arts and paper • oil tanks and road equipment • plastic pipe • processing aids for plastic production • tapes and labels • toys, playground equipment and recreational products • wire and cable insulation and jacketing materials for power utility and telecommunications

Dow Elastomers offers a unique set of elastomer products for customers worldwide. The business is focused on delivering innovative solutions that allow for differentiated participation in multiple industries and applications. The business offers a broad range of performance elastomers and plastomers, specialty copolymers and synthetic rubber. Key applications include adhesives, automotive, building and construction, hygiene and medical, and consumer solutions.

•	Products: AFFINITY™ polyolefin plastomers; ENGAGE™ polyolefin elastomers; INFUSE™ olefin block copolymers; NORDEL™ hydrocarbon rubber; VERSIFY™ plastomers and elastomers

Dow Electrical and Telecommunications is a leading global provider of products, technology, solutions and expertise that set standards for reliability, longevity, efficiency, ease of installation and protection used by the power and telecommunications industries in the transmission, distribution and consumption of power, voice and data. Dow Electrical and Telecommunications collaborates with cable makers, other industry suppliers, utilities, municipalities, testing institutes and other organizations around the world to develop solutions and create mutual value that will sustain these industries for years to come.

•
Products: ENGAGE™ polyolefin elastomers; NORDEL™ hydrocarbon rubber; SI-LINK™ and REDI-LINK™ moisture crosslinkable polyethylene-based wire and cable insulation compounds; TYRIN™ chlorinated polyethylene; UNIGARD™ flame retardant compound for specialty wire and cable applications

Dow Packaging and Converting is a portfolio of businesses that primarily manufacture sticking and bonding solutions and specialty films for a wide range of applications, including adhesive tapes and paper labels, flexible packaging, film substrates, industrial and consumer films and foams, leather, rigid packaging, and textile and imaging. These products are supported with market recognized best-in-class technical support and end-use application knowledge. Many of the businesses' water-borne technologies are well-positioned to support environmentally preferred applications.

•
Products: ADCOTE™ and AQUA-LAM™ laminating adhesives; AMPLIFY™ functional polymers; DOW™ Adhesive Film; DOW™ Medical Packaging Film; DOW™ very low density polyethylene; ENLIGHT™ polyolefin encapsulant films; INTEGRAL™ adhesive films; MOR-FREE™ solventless adhesives; NYLOPAK™ nylon barrier films; OPTICITE™ films; PRIMACOR™ copolymers; PROCITE™ window envelope films; ROBOND™ acrylic adhesives; SARAN™ barrier resins; SARANEX™ barrier films; SEALUTION™ peel polymers; SERFENE™ barrier coatings; Solvent-based polyurethanes and polyesters; TRENCHCOAT™ protective films; TRYCITE™ polystyrene film; TYBRITE™ clear packaging film; TYMOR™ tie resins

The Polyethylene business is the world's leading supplier of polyethylene-based solutions through sustainable product differentiation. With multiple catalyst and process technologies, the business offers customers one of the industry's broadest ranges of polyethylene resins. With its industry-leading portfolio of product and technology solutions, the business primarily serves performance packaging and hygiene and medical end-markets.

•
Products: ASPUN™ fiber grade resins; ATTANE™ ultra low density polyethylene (ULDPE) resins; CONTINUUM™ bimodal polyethylene resins; DOW™ high density polyethylene (HDPE) resins; DOW™ low density polyethylene (LDPE) resins; DOWLEX™ polyethylene resins; ELITE™ enhanced polyethylene (EPE) resins; TUFLIN™ linear low density polyethylene (LLDPE) resins; UNIVAL™ HDPE resins

The Performance Plastics segment also includes the results of the Plastics Licensing and Catalyst business. The segment also includes the results of Equipolymers (consolidated with MEGlobal effective July 1, 2011) and Univation Technologies, LLC (which licenses the UNIPOL™ polyethylene process and sells related catalysts, including metallocene catalysts), as well as a portion of the results of EQUATE Petrochemical Company K.S.C., The Kuwait Olefins Company K.S.C. and the SCG‑Dow Group, all joint ventures of the Company.

Divestitures:

•
On June 17, 2010, Dow sold Styron to an affiliate of Bain Capital Partners. Businesses sold within the Performance Plastics segment included Styrenics (polystyrene, acrylonitrile butadiene styrene, styrene acrylonitrile and expandable polystyrene), a global leader in the production of polystyrene resins; Polycarbonate and Compounds and Blends; and the Company's 50-percent ownership interest in Americas Styrenics LLC, a nonconsolidated affiliate; all of which were reported in the Performance Plastics segment through the date of the divestiture.

•
On July 27, 2011, the Company entered into a definitive agreement to sell its global Polypropylene business to Braskem SA; the transaction closed on September 30, 2011. The transaction did not include Dow's Polypropylene Licensing and Catalyst business. The Polypropylene business was reported in the Performance Plastics segment through the date of the divestiture.

FEEDSTOCKS AND ENERGY
Applications: agricultural products • alumina • automotive antifreeze and coolant systems • carpet and textiles • chemical processing • dry cleaning • household cleaners and plastic products • inks • metal cleaning • packaging, food and beverage containers • paints, coatings and adhesives • personal care products • petroleum refining • pharmaceuticals • plastic pipe • polymer and chemical production • power • protective packaging • pulp and paper manufacturing • soaps and detergents • water treatment

The Chlor-Alkali/Chlor-Vinyl business focuses on the production of chlorine for consumption by Dow's downstream derivative businesses, as well as production, marketing and supply of ethylene dichloride, vinyl chloride monomer and caustic soda. These products are used for applications such as alumina production, pulp and paper manufacturing, soaps and detergents, and building and construction. Dow is the world's largest producer of both chlorine and caustic soda.

•	Products: Caustic soda; Chlorine; Ethylene dichloride (EDC); Hydrochloric acid; Vinyl chloride monomer (VCM)

The Energy business supplies power, steam and other utilities, principally for use in Dow's global operations.

•	Products: Power, steam and other utilities

The Ethylene Oxide/Ethylene Glycol business is the world's largest producer of purified ethylene oxide, principally used in Dow's downstream performance derivatives. Dow is also a key supplier of ethylene glycol to MEGlobal, a 50:50 joint venture and a world leader in the manufacture and marketing of merchant monoethylene glycol and diethylene glycol. Ethylene glycol is used in polyester fiber, polyethylene terephthalate (PET) for food and beverage container applications, polyester film, and aircraft and runway deicers.

•	Products: Ethylene oxide (EO); Ethylene glycol (EG); METEOR™ EO/EG process technology and catalysts

The Hydrocarbons business encompasses the procurement of natural gas liquids and crude oil-based raw materials, as well as the supply of monomers, principally for use in Dow's global operations. The business regularly sells its by-products and buys and sells products in order to balance regional production capabilities and derivative requirements. The business also sells products to certain Dow joint ventures. Dow is the world leader in the production of olefins and aromatics.

•	Products: Benzene; Butadiene; Butylene; Cumene; Ethylene; Propylene; Styrene

The Feedstocks and Energy segment also includes the results of Compañía Mega S.A., MEGlobal and a portion of the results of EQUATE Petrochemical Company K.S.C., The Kuwait Olefins Company K.S.C. and the SCG-Dow Group, all joint ventures of the Company.

Divestiture:

•
On June 17, 2010, Dow sold Styron to an affiliate of Bain Capital Partners. Businesses and products sold within the Feedstocks and Energy segment included certain styrene monomer assets, which were reported in the Feedstocks and Energy segment through the date of the divestiture.

Corporate includes the results of Ventures (which includes new business incubation platforms focused on identifying and pursuing new commercial opportunities); Venture Capital; non-business aligned technology licensing and catalyst activities; the Company's insurance operations and environmental operations; enterprise level mega project activities; and certain corporate overhead costs and cost recovery variances not allocated to the operating segments.

Operating Segments	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Sales by operating segment
Electronic and Functional Materials	$1,205	$1,087	$3,536	$3,144
Coatings and Infrastructure Solutions	1,905	1,734	5,639	5,049
Agricultural Sciences	1,205	948	4,311	3,593
Performance Materials	3,698	3,311	11,097	10,552
Performance Plastics	4,114	3,540	12,598	11,381
Feedstocks and Energy	2,905	2,176	8,456	5,951
Corporate	77	72	251	233
Total	$15,109	$12,868	$45,888	$39,903
EBITDA (1) by operating segment
Electronic and Functional Materials	$306	$277	$850	$775
Coatings and Infrastructure Solutions	372	382	990	979
Agricultural Sciences	75	(12)	768	568
Performance Materials	478	513	1,523	1,377
Performance Plastics	834	900	2,773	2,623
Feedstocks and Energy	263	154	765	319
Corporate	(229)	(432)	(1,296)	(1,197)
Total	$2,099	$1,782	$6,373	$5,444
Equity in earnings (losses) of nonconsolidated affiliates by operating segment (included in EBITDA)
Electronic and Functional Materials	$23	$23	$72	$76
Coatings and Infrastructure Solutions	72	75	219	247
Agricultural Sciences	—	2	3	3
Performance Materials	(11)	(4)	(20)	9
Performance Plastics	150	58	271	182
Feedstocks and Energy	153	98	446	294
Corporate	(12)	(1)	(27)	(12)
Total	$375	$251	$964	$799

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

Reconciliation of EBITDA to “Income Before Income Taxes”	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
EBITDA	$2,099	$1,782	$6,373	$5,444
- Depreciation and amortization	714	716	2,142	2,207
+ Interest income	9	7	26	24
- Interest expense and amortization of debt discount	305	362	1,010	1,105
Income Before Income Taxes	$1,089	$711	$3,247	$2,156

Transfers of products between operating segments are generally valued at cost. However, transfers of products to Agricultural Sciences from other segments are generally valued at market-based prices; the revenues generated by these transfers in the first nine months of 2011 and 2010 were immaterial and eliminated in consolidation.

Geographic Areas	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Sales by geographic area
United States	$4,930	$4,271	$14,950	$13,116
Europe, Middle East and Africa	5,125	4,293	16,196	13,761
Rest of World	5,054	4,304	14,742	13,026
Total	$15,109	$12,868	$45,888	$39,903

(Unaudited)	The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

OVERVIEW

•
The Company reported sales in the third quarter of 2011 of $15.1 billion, up 17 percent from $12.9 billion in the third quarter of 2010, with double-digit increases in all geographic areas and all operating segments. Price was up 17 percent compared with the same period last year, with double-digit increases in all geographic areas and most operating segments.

•
Compared with the same quarter of 2010, volume was flat, as volume improvements in Latin America (up 7 percent) and Asia Pacific (up 5 percent) were offset by volume declines in North America (down 3 percent) and Europe, Middle East and Africa ("EMEA") (down 2 percent).

•	Purchased feedstock and energy costs, which account for more than one-third of Dow’s total costs, increased 38 percent or $1.7 billion compared with the third quarter of 2010.

•
Research and development expenses totaled $402 million in the third quarter of 2011, essentially flat with $403 million in the third quarter of last year. Selling, general and administrative expenses increased $51 million, primarily due to growth initiatives in the Electronic and Functional Materials and Agricultural Sciences segments.

•
Equity earnings were $375 million in the third quarter of 2011, up $124 million from $251 million in the third quarter of last year. Equity earnings in the third quarter of 2011 include an $86 million gain related to cash collected on a previously impaired note receivable related to Equipolymers (reflected in Performance Plastics).

•
The Company retired additional debt in the third quarter of 2011. Total gross debt at September 30, 2011 was down $4.2 billion compared with total gross debt at December 31, 2010. These debt retirement actions will reduce annual interest expense by more than $250 million going forward.

Selected Financial Data	Three Months Ended		Nine Months Ended
In millions, except per share amounts	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Net sales	$15,109	$12,868	$45,888	$39,903

Cost of sales	$12,928	$10,841	$38,596	$33,962
Percent of net sales	85.6%	84.2%	84.1%	85.1%

Research and development expenses	$402	$403	$1,213	$1,217
Percent of net sales	2.7%	3.1%	2.6%	3.0%

Selling, general and administrative expenses	$691	$640	$2,086	$1,950
Percent of net sales	4.6%	5.0%	4.5%	4.9%

Effective tax rate	17.1%	16.0%	16.8%	16.1%

Net income available for common stockholders	$815	$512	$2,422	$1,544

Earnings per common share – basic	$0.70	$0.45	$2.08	$1.37
Earnings per common share – diluted	$0.69	$0.45	$2.07	$1.35

Operating rate percentage	83%	86%	83%	83%

RESULTS OF OPERATIONS
Net sales in the third quarter of 2011 were $15.1 billion, up 17 percent from $12.9 billion in the third quarter of last year, with double-digit increases in all geographic areas and all operating segments. Compared with the same quarter of 2010, price increased 17 percent (with approximately one-quarter of the increase due to currency) and volume was flat. Price increases were broad-based with gains in all operating segments and double-digit increases in all geographic areas, led by EMEA (up 21 percent) and North America (up 17 percent). Price increases were most pronounced in Feedstocks and Energy (up 36 percent), Performance Materials and Performance Plastics (each up 15 percent) and Coatings and Infrastructure Solutions (up 14 percent), driven by price initiatives in response to a 38 percent increase ($1.7 billion) in purchased feedstock and energy costs. Volume improvements were noted in Latin America (up 7 percent) and Asia Pacific (up 5 percent), but were offset by volume declines in North America (down 3 percent) and EMEA (down 2 percent).

Net sales for the first nine months of 2011 were $45.9 billion, up 15 percent from $39.9 billion in the same period last year. Compared with the first nine months of 2010, price increased 16 percent and volume decreased 1 percent. The decline in volume reflects the impact of recent divestitures. Excluding these divestitures,(1) sales increased 22 percent compared with the first nine months of 2010, with price up 17 percent and volume up 5 percent. Price increases were recognized in all operating segments and all geographic areas, largely in response to a 26 percent increase ($3.9 billion) in purchased feedstock and energy costs compared with year-to-date 2010. Excluding the impact of divestitures, volume improved in all geographic areas and all operating segments (except Coatings and Infrastructure Solutions, unchanged from last year) with the most pronounced increases in Latin America (up 11 percent), Agricultural Sciences (up 15 percent), and Feedstocks and Energy (up 10 percent). For additional details regarding the change in net sales, see the Sales Volume and Price tables at the end of the section entitled “Segment Results.”

Gross margin was $2,181 million in the third quarter of 2011, up from $2,027 million in the third quarter of last year. Gross margin increased due to the impact of higher selling prices and lower freight costs, which more than offset the increase in purchased feedstock and energy costs, as well as increases in other raw material costs and the unfavorable impact of currency on costs. In the third quarter of 2010, gross margin was reduced by $50 million related to a labor-related litigation matter that was included in “Cost of Sales” and reflected in Corporate. Year to date, gross margin was $7,292 million, compared with $5,941 million in the first nine months of 2010. The improvement in the year-to-date gross margin reflected higher selling prices, increased margin on product mix and lower freight costs, which more than offset the increase in purchased feedstock and energy costs, increases in other raw material costs and the unfavorable impact of currency on costs.

(1)
Excludes sales of the acrylic monomer business and a portion of the specialty latex business divested on January 25, 2010, sales of the Powder Coatings business divested on June 1, 2010, and sales of the Styron business unit divested on June 17, 2010.

The Company’s global plant operating rate was 83 percent of capacity in the third quarter of 2011, down from 86 percent in the third quarter of 2010, as the Company reduced production levels due to the softer economy and planned turnarounds. For the first nine months of 2011, the Company's global plant operating rate was 83 percent, unchanged from the first nine months of 2010.

The Company has operations at several locations in Japan, including a manufacturing site located in Soma, Japan, that manufactures product primarily for the Dow Water and Process Solutions business, part of the Coatings and Infrastructure Solutions operating segment. The site is located in the area of Japan that was heavily impacted by the March 11, 2011 earthquakes and tsunami, and near the Fukushima Daiichi nuclear power plant. Based on an assessment of the site, the Company wrote off an immaterial amount of property and inventory in the first quarter of 2011. The Soma manufacturing site returned to operations on a limited basis late in the third quarter of 2011 and is anticipated to return to full production capacity by year-end 2011. The financial impact of the disaster, net of insurance recoveries, did not have a material adverse impact on the Company’s results of operations, financial condition and cash flows.

Personnel count was 51,732 at September 30, 2011, up from 49,505 at December 31, 2010 and up from 49,191 at September 30, 2010. Headcount increased from September 30, 2010 and from year-end 2010 primarily due to the hiring of additional employees to support the Company’s growth initiatives.

Research and development (“R&D”) expenses totaled $402 million in the third quarter of 2011, essentially flat with $403 million in the third quarter of last year, as the Company’s spending on strategic growth initiatives in the Electronic and Functional Materials and Agricultural Sciences segments and continued investment in POWERHOUSETM solar shingle, were offset by cost reduction initiatives. For the first nine months of 2011, R&D expenses totaled $1,213 million, down slightly from $1,217 million in the first nine months of 2010.

Selling, general and administrative (“SG&A”) expenses totaled $691 million in the third quarter of 2011, up $51 million (8 percent) from $640 million in the third quarter of last year, primarily due to growth initiatives in the Electronic and Functional Materials and Agricultural Sciences segments. For the first nine months of 2011, SG&A expenses totaled $2,086 million, up $136 million (7 percent) from $1,950 million in the first nine months of 2010.

Amortization of intangibles was $125 million in the third quarter of 2011, up slightly from $124 million in the third quarter of last year. In the first nine months of 2011, amortization of intangibles was $373 million, down from $377 million in the same period last year. See Note G to the Consolidated Financial Statements for additional information on intangible assets.

In June 2009, the Company’s Board of Directors approved a restructuring plan that incorporated actions related to the Company’s acquisition of Rohm and Haas, as well as additional actions to advance the Company’s strategy and to respond to continued weakness in the global economy. The restructuring plan included the shutdown of a number of facilities and a global workforce reduction. In the first quarter of 2010, the Company recorded pretax adjustments of $16 million to the 2009 restructuring charge for additional asset impairment costs, which were reflected in Electronic and Functional Materials ($8 million) and Coatings and Infrastructure Solutions ($8 million). In the second quarter of 2010, the Company recorded pretax adjustments of $13 million to the 2009 restructuring charge for additional exit or disposal activities, which were reflected in Coatings and Infrastructure Solutions ($12 million) and Corporate ($1 million). The impact of these adjustments is shown as “Restructuring charges” in the consolidated statements of income. See Note C to the Consolidated Financial Statements for details on the Company’s restructuring activities.

In the first quarter of 2011, pretax charges totaling $31 million were recorded for integration costs related to the April 1, 2009 acquisition of Rohm and Haas. In the third quarter of 2010, pretax charges totaling $35 million ($98 million for the first nine months of 2010) were recorded for integration costs related to the acquisition. These charges were reflected in Corporate.

Dow’s share of the earnings of nonconsolidated affiliates was $375 million in the third quarter of 2011, up $124 million from $251 million in the third quarter of last year, driven by an $86 million gain related to cash collected on a previously impaired note receivable related to Equipolymers (reflected in Performance Plastics), and improved earnings at The Kuwait Olefins Company K.S.C., MEGlobal and Univation Technologies, LLC that more than offset decreased earnings at Dow Corning Corporation (“Dow Corning”) and the SCG-Dow Group. For the first nine months of 2011, Dow's share of the earnings of nonconsolidated affiliates was $964 million, an increase of $165 million from $799 million for the same period last year, with the same joint ventures, as well as the collection of the note receivable, driving the increase in earnings.

Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income (expense) – net in the third quarter of 2011 was net income of $47 million, an increase of $57 million compared with net expense of $10 million in the same quarter of 2010. The third quarter of 2011 included a small gain on the divestiture of the Polypropylene business (reflected in Performance Plastics) and gains from the mark-to-market of trading securities, that more than offset losses on foreign currency exchange. The third quarter of 2010 included a loss of $46 million related to the early extinguishment of debt (reflected in Corporate), and a net $2 million increase (reflected in Performance Plastics) to the second quarter 2010 net gain of $51 million on the divestiture of the Styron business unit ("Styron") ($41 million reflected in Performance Materials and $10 million reflected in Performance Plastics). Year to date, sundry income (expense) - net was net expense of $322 million, which included a $482 million loss on the early extinguishment of debt (reflected in Corporate) (see Note L to the Consolidated Financial Statements), gains on the divestiture of the Polypropylene business (reflected in Performance Plastics) and other small divestitures, $25 million of dividend income received from the Company's ownership interest in the divested Styron business unit (reflected in Corporate), gains from the mark-to-market of trading securities, working capital adjustments from prior divestitures, a gain from the consolidation of a joint venture, as well as losses on foreign currency exchange. This compared with net sundry income of $168 million in the first nine months of 2010, which included gains on several small divestitures as well as the gain on the divestiture of Styron.

On July 27, 2011, the Company entered into a definitive agreement to sell its global Polypropylene business to Braskem SA. The definitive agreement specified the assets and liabilities related to the business to be included in the sale, which included the Company's polypropylene manufacturing facilities at Schkopau and Wesseling, Germany, and Freeport and Seadrift, Texas; railcars; inventory; receivables; business know-how; certain product and process technology; and customer contracts and lists. On September 30, 2011, the sale was completed for $459 million, net of working capital adjustments and costs to sell, with proceeds subject to customary post-closing adjustments, to be finalized in subsequent periods. The proceeds included a $474 million receivable, paid to the Company on October 3, 2011. Dow's Polypropylene Licensing and Catalyst business and related catalyst facilities were excluded from this sale. The transaction also resulted in several long-term supply, service and purchase agreements between Dow and Braskem SA.

Net interest expense (interest expense less capitalized interest and interest income) was $296 million in the third quarter of 2011, compared with $355 million in the third quarter of last year. Year to date, net interest expense was $984 million, compared with $1,081 million in the first nine months of 2010. The decrease in net interest expense in the third quarter of 2011 as well as year-to-date 2011 reflected the Company's redemption of certain notes and InterNotes during the first nine months of 2011 (see Note L to the Consolidated Financial Statements). Interest income was $9 million in the third quarter of 2011, compared with $7 million in the third quarter of 2010, and $26 million for the first nine months of 2011, compared with $24 million in the first nine months of 2010.

The effective tax rate for the third quarter of 2011 was 17.1 percent compared with 16.0 percent for the third quarter of 2010. For the first nine months of 2011 the effective tax rate was 16.8 percent compared with 16.1 percent for the first nine months of 2010. The Company's effective tax rate fluctuates based on, among other factors, where income is earned, reinvestment assertions regarding earned income and the level of income relative to tax credits available. The Company's tax rate is also influenced by the level of equity earnings, since most of the earnings from the Company's equity company investments are taxed at the joint venture level. Similar to the third quarter of 2010, the tax rate for the third quarter of 2011 was favorably impacted by continued earnings growth outside of the United States, primarily in Europe, and strong equity earnings. The tax rate for the first nine months of 2011 was also favorably impacted by tax benefits from the early extinguishment of debt in the United States, reorganization of a joint venture and accrual-to-return adjustments related to the filing of tax returns during 2011. The tax rate in the first nine months of 2010 was also favorably impacted by audit settlements and the closure of tax years.

Net income attributable to noncontrolling interests was $3 million in the third quarter of 2011, up from zero in the third quarter of 2010. Net income attributable to noncontrolling interests was $24 million in the first nine months of 2011, compared with $9 million in the first nine months of 2010, reflecting improved results in certain affiliates, primarily in the Electronic and Functional Materials and Agricultural Sciences segments.

Preferred stock dividends of $85 million were recognized in the third quarters of 2011 and 2010 ($255 million in the first nine months of 2011 and 2010), related to the Company’s Cumulative Convertible Perpetual Preferred Stock, Series A.

Net income available for common stockholders was $815 million, or $0.69 per share, in the third quarter of 2011, compared with $512 million, or $0.45 per share, in the third quarter of 2010. Net income available for common stockholders for the first nine months of 2011 was $2,422 million, or $2.07 per share, compared with $1,544 million, or $1.35 per share, for the same period of 2010.

On July 25, 2011, the Company and Saudi Arabian Oil Company (“Saudi Aramco”) announced that the Board of Directors of both companies had approved the formation of a joint venture, Sadara Chemical Company (“Sadara”), to build and operate a world-scale, fully integrated chemicals complex in Jubail Industrial City, Kingdom of Saudi Arabia. On October 8, 2011, the Shareholders' Agreement was signed. Comprised of 26 manufacturing units, building on Saudi Aramco's project management and execution expertise, and utilizing many of Dow's industry leading technologies, the complex will be one of the world's largest integrated chemical facilities, and the largest ever built in one single phase. The complex will possess flexible cracking capabilities and will produce over 3 million metric tons of high value-added chemical products and performance plastics, capitalizing on rapidly growing end-markets in energy, transportation, infrastructure and consumer products. Construction began immediately and the first production units are expected to come on line in the second half of 2015, with all units expected to be up and running in 2016. Once operational, Sadara is expected to deliver annual revenues of approximately $10 billion within a few years of operations. Total project investment, including third-party investments, is expected to be approximately $20 billion. Sadara will become an equal joint venture between Saudi Aramco and Dow after an initial public offering. In addition to equity from the partners, Export Credit Agencies and financial institutions will provide project financing to Sadara.

The following table summarizes the impact of certain items recorded in the three- and nine-month periods ended September 30, 2011 and September 30, 2010, and previously described in this section:

Certain Items Impacting Results	Pretax Impact (1)		Impact on Net Income (2)		Impact on EPS (3)
	Three Months Ended		Three Months Ended		Three Months Ended
In millions, except per share amounts	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Labor-related litigation matter	$—	$(50)	$—	$(33)	$—	$(0.03)
Acquisition-related integration expenses	—	(35)	—	(23)	—	(0.02)
Gain on collection of impaired note receivable	86	—	86	—	0.07	—
Gain (Loss) on divestiture of Styron	—	2	—	(23)	—	(0.02)
Loss on early extinguishment of debt	—	(46)	—	(29)	—	(0.02)
Total	$86	$(129)	$86	$(108)	$0.07	$(0.09)

Certain Items Impacting Results	Pretax Impact (1)		Impact on Net Income (2)		Impact on EPS (3)
	Nine Months Ended		Nine Months Ended		Nine Months Ended
In millions, except per share amounts	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Labor-related litigation matter	$—	$(50)	$—	$(33)	$—	$(0.03)
Restructuring charges	—	(29)	—	(16)	—	(0.02)
Acquisition-related integration expenses	(31)	(98)	(20)	(64)	(0.02)	(0.05)
Gain on collection of impaired note receivable	86	—	86	—	0.07	—
Gain (Loss) on divestiture of Styron	—	53	—	(39)	—	(0.03)
Loss on early extinguishment of debt	(482)	(46)	(314)	(29)	(0.27)	(0.02)
Total	$(427)	$(170)	$(248)	$(181)	$(0.22)	$(0.15)

(1)	Impact on “Income Before Income Taxes”

(2)	Impact on “Net Income Attributable to The Dow Chemical Company”

(3)	Impact on “Earnings per common share – diluted”

SEGMENT RESULTS
Beginning in the third quarter of 2011, the Company changed its reportable segments due to recent changes in the Company's organization. Following are the new segments:

•	Electronic and Functional Materials

•	Coatings and Infrastructure Solutions

•	Agricultural Sciences

•	Performance Materials

•	Performance Plastics

•	Feedstocks and Energy

The reporting changes are reflected in the following discussion of segment results for all periods presented.

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

ELECTRONIC AND FUNCTIONAL MATERIALS
The Electronic and Functional Materials segment consists of two businesses – Dow Electronic Materials and Functional Materials – and includes a portion of the Company’s share of the results of Dow Corning Corporation, a joint venture of the Company. Dow Electronic Materials is a leading global supplier of materials for chemical mechanical planarization; materials used in the production of electronic displays, including brightness films, diffusers, metalorganic light emitting diode precursors and organic light emitting diode materials; products and technologies that drive leading edge semiconductor design; materials used in the fabrication of printed circuit boards; and integrated metallization processes critical for interconnection, corrosion resistance, metal finishing and decorative applications. These enabling materials are found in applications such as consumer electronics, flat panel displays and telecommunications. Dow Electronic Materials includes Display Technologies, Growth Technologies, Interconnect Technologies and Semiconductor Technologies. Functional Materials is a portfolio of businesses characterized by a vast global footprint, a broad array of unique chemistries, multi-functional ingredients and technology capabilities, combined with key positions in the pharmaceuticals; food, home and personal care; and industrial specialty industries. These technology capabilities and market platforms enable the businesses to develop innovative solutions that address modern societal needs for clean water and air; material preservation; and improved health care, disease prevention, nutrition and wellness. Functional Materials includes Dow Home and Personal Care, Dow Microbial Control, Dow Wolff Cellulosics and Performance Additives.

Electronic and Functional Materials	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Sales	$1,205	$1,087	$3,536	$3,144
Price change from comparative period	8%	N/A	7%	N/A
Volume change from comparative period	3%	N/A	5%	N/A
Equity earnings	$23	$23	$72	$76
EBITDA	$306	$277	$850	$775
Certain items impacting EBITDA	$—	$—	$—	$(8)

Electronic and Functional Materials sales were $1,205 million in the third quarter of 2011, up 11 percent from $1,087 million in the third quarter of 2010 with double-digit sales increases in all geographic areas, except Asia Pacific. Compared with last year, price increased 8 percent (with approximately half of the increase due to currency) and volume increased 3 percent. Price increased in all geographic areas and most major business units in response to increasing raw material costs. Volume also increased in all geographic areas and most business units, driven by strong demand for consumer electronics, specialty polymers and specialty cellulosics used in food and pharmaceutical applications. EBITDA in the third quarter of 2011 was $306 million, up from $277 million in the third quarter of 2010. EBITDA improved from last year as higher prices and volume more than offset increased raw material costs, the unfavorable impact of currency on costs, increased investment in R&D and higher SG&A expenses.
Dow Electronic Materials sales in the third quarter of 2011 increased 8 percent from the same quarter last year, with significant sales growth in Asia Pacific and EMEA. Volume increased 6 percent, driven by higher demand for materials used in flat panel displays, especially in organic light emitting diodes, and chemical mechanical planarization pads and slurries.
Functional Materials sales in the third quarter of 2011 increased 14 percent from the third quarter of 2010, as price improved 13 percent and volume increased 1 percent. The increase in price was broad-based, with gains across all geographic areas and business units, driven by higher raw material costs. Volume increased in all geographic areas, except EMEA, and in most business units. Volume increased due to higher demand for specialty cellulosics used in food and pharmaceutical applications and specialty polymers used in nutrition and wellness applications.
Electronic and Functional Materials sales were $3,536 million for the first nine months of 2011, up 12 percent from $3,144 million in the first nine months of 2010. Compared with year-to-date sales in 2010, price increased 7 percent (with approximately one-third of the increase due to currency) and volume increased 5 percent. EBITDA for the first nine months of 2011 was $850 million, up from $775 million in the first nine months of 2010. EBITDA improved from last year as price increases and volume growth more than offset higher raw material costs, the unfavorable impact of currency on costs, higher SG&A expenses and increased investment in growth initiatives. EBITDA in the first nine months of 2010 was negatively impacted by an $8 million adjustment to the 2009 restructuring charge related to the closure of a small manufacturing facility.

COATINGS AND INFRASTRUCTURE SOLUTIONS
The Coatings and Infrastructure Solutions segment consists of the following businesses: Dow Building and Construction, Dow Coating Materials, Dow Water and Process Solutions, and Performance Monomers; and includes a portion of the Company's share of the results of Dow Corning Corporation, a joint venture of the Company. These businesses produce a wide variety of products with a broad range of applications – adhesives and sealants, construction materials (insulation, weatherization and vinyl applications), cellulosic-based construction additives, raw materials for architectural paints and industrial coatings, and technologies used for water purification.

Coatings and Infrastructure Solutions	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Sales	$1,905	$1,734	$5,639	$5,049
Price change from comparative period	14%	N/A	15%	N/A
Volume change from comparative period	(4)%	N/A	(3)%	N/A
Volume change, excluding divestitures	(4)%	N/A	—%	N/A
Equity earnings	$72	$75	$219	$247
EBITDA	$372	$382	$990	$979
Certain items impacting EBITDA	$—	$—	$—	$(20)

Coatings and Infrastructure Solutions sales were $1,905 million in the third quarter of 2011, up from $1,734 million in the third quarter of 2010. Sales increased 10 percent with price improving 14 percent (with approximately one-third of the price increase due to currency) and volume decreasing 4 percent. The price increase was broad-based, with double-digit gains across all geographic areas and businesses, except Dow Water and Process Solutions, driven by higher feedstock and energy and other raw material costs. Volume declined due to continued weak demand in the housing and construction industry, especially in North America. Architectural and industrial coatings volume decreased, especially in North America and Asia Pacific, driven by weaker end-market conditions. Dow Water and Process Solutions sales were higher in EMEA, North America and Asia Pacific (most notably in China), driven by increased demand for ion exchange resins and reverse osmosis membranes used in industrial water purification projects.
EBITDA in the third quarter of 2011 was $372 million, down from $382 million in the third quarter of 2010. EBITDA decreased slightly from the same quarter last year as price increases did not offset higher feedstock and energy costs and other raw material costs, lower sales volume and increased expenses related to ongoing investment in POWERHOUSE™ solar shingle, for which the business recently announced its commercial launch.

Coatings and Infrastructure Solutions sales were $5,639 million for the first nine months of 2011, up 12 percent from $5,049 million in 2010. Compared with the first nine months of 2010, price rose 15 percent and volume declined 3 percent. The increase in price was broad-based, with increases across all geographic areas, primarily driven by higher feedstock and energy and other raw material costs. Volume was down due to the United States Federal Trade Commission (“FTC”) required divestiture of certain specialty latex assets on January 25, 2010 (related to the April 1, 2009 acquisition of Rohm and Haas) and the June 1, 2010 divestiture of the Powder Coatings business. Excluding these divestitures, volume was flat as higher demand for ion exchange resins and reverse osmosis membranes was offset by lower demand for architectural and industrial coatings.

EBITDA for the first nine months of 2011 was $990 million, compared with $979 million in the first nine months of 2010. EBITDA improved slightly from last year as price increases and lower freight costs more than offset higher raw material costs, ongoing investment in the POWERHOUSE™ solar shingle, lower equity earnings from Dow Corning, and the absence of earnings from divested businesses. Results in the first nine months of 2010 were negatively impacted by $15 million in adjustments to the 2009 restructuring plan and $5 million in restructuring charges related to the divestiture of the specialty latex assets.

AGRICULTURAL SCIENCES
Dow AgroSciences is a global leader in providing agricultural and plant biotechnology products, pest management solutions and healthy oils. The business invents, develops, manufactures and markets products for use in agriculture, industrial and commercial pest management, and food service.

Agricultural Sciences	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Sales	$1,205	$948	$4,311	$3,593
Price change from comparative period	9%	N/A	5%	N/A
Volume change from comparative period	18%	N/A	15%	N/A
Equity earnings	$—	$2	$3	$3
EBITDA	$75	$(12)	$768	$568
Certain items impacting EBITDA	$—	$—	$—	$—

Agricultural Sciences sales were $1,205 million in the third quarter of 2011, up 27 percent from $948 million in the third quarter of 2010, a third quarter sales record for the segment. Compared with the third quarter of 2010, volume increased 18 percent and price increased 9 percent, with approximately one-third of the price increase due to currency. Double-digit sales growth was reported across all geographic areas and all businesses. Agricultural chemicals had strong sales growth in the quarter due to new product sales, which increased 32 percent, and sales of herbicides for range and pasture, cereal, corn and soybeans. Seeds, Traits and Oils benefited from new seed technologies, especially in Latin America, where customer demand for high-yield varieties as well as a portfolio shift to more products with seed traits generated strong volume and price growth in the corn seed business. EBITDA for the third quarter of 2011 was $75 million, up from a loss of $12 million in the third quarter of 2010, driven by sales growth, which more than offset increased R&D and SG&A expenses related to growth initiatives and the negative impact of currency on costs.

For the first nine months of 2011, sales for Agricultural Sciences were $4,311 million, up 20 percent from $3,593 million in 2010, with double-digit sales growth in all geographic areas and all businesses. This represents a new sales record for the segment for the first nine months of the year. Compared with the same period last year, volume increased 15 percent and price increased 5 percent, with approximately half of the price increase due to currency. For 2011, year-to-date EBITDA for the segment was $768 million, up from $568 million recorded in the first nine months of 2010. EBITDA increased in the first nine months of 2011 as favorable global agricultural and food industry conditions, new product sales and new seed technologies led to strong sales increases across all geographic areas, more than offsetting increased R&D and SG&A expenses related to ongoing growth initiatives, and the unfavorable impact of currency on costs.

PERFORMANCE MATERIALS
The Performance Materials segment consists of the following businesses: Amines; Chlorinated Organics; Dow Automotive Systems; Dow Formulated Systems; Dow Plastic Additives; Epoxy; Oxygenated Solvents; Polyglycols, Surfactants and Fluids; Polyurethanes; Dow Fiber Solutions; Dow Haltermann; Dow Oil and Gas; and SAFECHEM. These businesses produce a wide variety of products with a broad range of applications – adhesives, aircraft and runway deicing fluids, automotive interiors and exteriors, carpeting, footwear, home furnishings, mattresses, personal care products, transportation, waterproofing membranes and wind turbines. The segment also includes a portion of the results of the SCG-Dow Group, joint ventures of the Company.
On June 17, 2010, Dow sold Styron to an affiliate of Bain Capital Partners. Businesses and products sold within the Performance Materials segment included Emulsion Polymers (styrene-butadiene latex); Synthetic Rubber; and certain products from Dow Automotive Systems; all of which were reported in the Performance Materials segment through the date of the divestiture. See Note D to the Consolidated Financial Statements for additional information on this divestiture.

Performance Materials	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Sales	$3,698	$3,311	$11,097	$10,552
Price change from comparative period	15%	N/A	14%	N/A
Volume change from comparative period	(3)%	N/A	(9)%	N/A
Volume change, excluding divestitures	(3)%	N/A	1%	N/A
Equity earnings (losses)	$(11)	$(4)	$(20)	$9
EBITDA	$478	$513	$1,523	$1,377
Certain items impacting EBITDA	$—	$—	$—	$41

Performance Materials sales were $3,698 million in the third quarter of 2011, up 12 percent from $3,311 million in the third quarter of 2010. Price increased 15 percent (with approximately one-quarter of the increase due to currency) as increases in feedstock and energy and other raw material costs drove double-digit price increases in all geographic areas and most businesses. Volume decreased 3 percent as modest volume gains in Latin America and North America were more than offset by lower demand in EMEA and Asia Pacific. Dow Plastic Additives and Dow Formulated Systems reported lower volume due to weak global demand in the building and construction industries. For Epoxy and Chlorinated Organics, volume declined due to planned maintenance turnarounds and softer demand. Volume improved across all geographic areas for Dow Automotive Systems as the automotive industry continued its recovery.
EBITDA for the third quarter of 2011 was $478 million, down from $513 million in the third quarter of 2010. Compared with the same period last year, EBITDA declined as higher feedstock and energy and other raw material costs, increased spending for planned maintenance turnarounds, the negative impact of currency on costs, and lower equity earnings from joint ventures more than offset the favorable impact from price increases and lower freight costs.
 Performance Materials sales in the first nine months of 2011 were $11,097 million, an increase of 5 percent from $10,552 million in the same period last year. Compared with the first nine months of 2010, price was up 14 percent while volume declined 9 percent, reflecting the divestiture of Emulsion Polymers, Synthetic Rubber and certain products from Dow Automotive Systems as part of the June 17, 2010 divestiture of Styron. Excluding the impact of this divestiture, volume increased 1 percent compared with the first nine months of 2010, with volume gains in the Epoxy, Dow Automotive Systems, Polyurethanes and Dow Oil and Gas businesses offset by declines in some of the other businesses.

EBITDA for the first nine months of 2011 was $1,523 million, up from $1,377 million in the first nine months of 2010. Compared with the same period last year, EBITDA improved as price increases, reduced freight costs and lower R&D spending more than offset higher feedstock and energy and other raw material costs, the absence of earnings from divested businesses and lower equity earnings. Results in the first nine months of 2010 were favorably impacted by a $41 million net gain on the sale of Styron.

PERFORMANCE PLASTICS
The Performance Plastics segment includes the following businesses: Dow Elastomers; Dow Electrical and Telecommunications; Dow Packaging and Converting; Plastics Licensing and Catalyst; and Polyethylene. These world-leading businesses provide a broad range of products and solutions by leveraging Dow’s leading manufacturing and application technology, research and product development expertise, extensive market knowledge and strong customer relationships. Product applications include adhesives, beverage bottles, disposable diaper liners, flexible and rigid packaging, toys, plastic pipe, oil tanks, road equipment, and wire and cable insulation and jacketing materials for power utility and telecommunications. The Performance Plastics segment also includes the results of Americas Styrenics LLC (through the June 17, 2010 divestiture of Styron), Equipolymers (consolidated with MEGlobal effective July 1, 2011) and Univation Technologies, LLC, as well as a portion of the results of EQUATE Petrochemical Company K.S.C., The Kuwait Olefins Company K.S.C. and the SCG-Dow Group, all joint ventures of the Company.

On June 17, 2010, Dow sold Styron to an affiliate of Bain Capital Partners. Businesses sold within the Performance Plastics segment included Styrenics (polystyrene, acrylonitrile butadiene styrene, styrene acrylonitrile and expandable polystyrene), a global leader in the production of polystyrene resins; Polycarbonate and Compounds and Blends; and the Company’s 50-percent ownership interest in Americas Styrenics LLC, a nonconsolidated affiliate; all of which were reported in the Performance Plastics segment through the date of the divestiture.

On July 27, 2011, the Company entered into a definitive agreement to sell its global Polypropylene business to Braskem SA; the transaction closed on September 30, 2011. The transaction did not include Dow's Polypropylene Licensing and Catalyst business. The Polypropylene business was reported in the Performance Plastics segment through the date of the divestiture. See Note D to the Consolidated Financial Statements for additional information on these divestitures.

Performance Plastics	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Sales	$4,114	$3,540	$12,598	$11,381
Price change from comparative period	15%	N/A	15%	N/A
Volume change from comparative period	1%	N/A	(4)%	N/A
Volume change, excluding divestitures	1%	N/A	5%	N/A
Equity earnings	$150	$58	$271	$182
EBITDA	$834	$900	$2,773	$2,623
Certain items impacting EBITDA	$86	$2	$86	$12

Performance Plastics sales in the third quarter of 2011 were $4,114 million, up 16 percent from $3,540 million in the third quarter of 2010. Compared with the same quarter last year, price increased 15 percent (with approximately 30 percent of the increase due to currency). Double-digit price increases were reported in all geographic areas and most businesses, largely due to significant increases in feedstock and energy costs. Volume increased 1 percent with gains reported in all geographic areas, except North America. Modest volume growth was reported for the segment in EMEA, reflecting economic concerns in the region. In EMEA, polypropylene availability was impacted by a planned maintenance turnaround at the Company's Wesseling, Germany manufacturing facility. Volume grew modestly in Latin America where limited ethylene supply due to a planned maintenance turnaround at the Company's ethylene facility in Bahia Blanca, Argentina impacted product availability. Volume was down in North America due to the slowing U.S. economic recovery as well as planned maintenance turnarounds at the Company's St. Charles, Louisiana and Freeport, Texas polyethylene manufacturing facilities. Dow Elastomers reported double-digit volume growth due to increased demand, especially in Asia Pacific, due to the continuing recovery from the March 2011 earthquakes and tsunami in Japan. Polyethylene and Dow Packaging and Converting also reported volume gains. Dow Electrical and Telecommunication volume declined, especially in Asia Pacific, due to low demand in the construction, manufacturing and public utility sectors.

EBITDA in the third quarter of 2011 was $834 million, down from $900 million in the third quarter of 2010. EBITDA declined due to significantly higher feedstock and energy and other raw material costs, and increased turnaround costs. EBITDA in the third quarter of 2011 included an $86 million gain related to cash collected on a previously impaired note receivable related to Equipolymers, and a small gain on the sale of the Polypropylene business. EBITDA in the third quarter of 2010 included a net $2 million increase in the gain on the divestiture of Styron.

Performance Plastics sales for the first nine months of 2011 were $12,598 million, up 11 percent from $11,381 million in the first nine months of 2010. Compared with the first nine months of 2010, prices were up 15 percent while volume declined 4 percent. The decline in volume for the segment reflected the divestiture of the Styrenics and Polycarbonate and Compounds and Blends businesses as part of the June 17, 2010 divestiture of Styron. Excluding the impact of the Styron divestiture, volume improved 5 percent. EBITDA for the first nine months of 2011 was $2,773 million, up from $2,623 million in the first nine months of 2010. EBITDA improved as the increase in sales, and lower freight costs more than offset the unfavorable impact of higher feedstock and energy and other raw material costs, increased costs related to turnarounds, and the absence of earnings from divested businesses. EBITDA for the first nine months of 2011 included an $86 million gain related to cash collected on a previously impaired note receivable related to Equipolymers. EBITDA for the first nine months of 2010 included a $12 million net gain related to the divestiture of Styron.

FEEDSTOCKS AND ENERGY
The Feedstocks and Energy segment includes the following businesses: Chlor-Alkali/Chlor-Vinyl; Energy; Ethylene Oxide/Ethylene Glycol; and Hydrocarbons. The Chlor-Alkali/Chlor-Vinyl business focuses on the production of chlorine for consumption by downstream Dow derivatives, as well as production, marketing and supply of ethylene dichloride, vinyl chloride monomer and caustic soda. These products are used for applications such as alumina production, pulp and paper manufacturing, soaps and detergents, and building and construction. The Energy business supplies power, steam and other utilities, principally for use in Dow’s global operations. The Ethylene Oxide/Ethylene Glycol business is the world’s largest producer of purified ethylene oxide, principally used in Dow’s downstream performance derivatives. Dow is also a key supplier of ethylene glycol to MEGlobal, a 50:50 joint venture and world leader in the manufacture and marketing of merchant monoethylene glycol and diethylene glycol. Ethylene glycol is used in polyester fiber, polyethylene terephthalate (PET) for food and beverage container applications, polyester film, and aircraft and runway deicers. The Hydrocarbons business encompasses the procurement of natural gas liquids and crude oil-based raw materials, as well as the supply of monomers, principally for use in Dow's global operations. The business regularly sells its by-products and buys and sells products in order to balance regional production capabilities and derivative requirements. The business also sells products to certain Dow joint ventures. Also included in the Feedstocks and Energy segment are the results of Compañia Mega S.A., MEGlobal and a portion of the results of EQUATE Petrochemical Company K.S.C., The Kuwait Olefins Company K.S.C., and the SGC-Dow Group, all joint ventures of the Company.

On June 17, 2010, Dow sold Styron to an affiliate of Bain Capital Partners. Businesses and products sold within the Feedstocks and Energy segment included certain styrene monomer assets, which were reported in the Feedstocks and Energy segment through the date of the divestiture. See Note D to the Consolidated Financial Statements for additional information on this divestiture.

Feedstocks and Energy	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Sales	$2,905	$2,176	$8,456	$5,951
Price change from comparative period	36%	N/A	33%	N/A
Volume change from comparative period	(2)%	N/A	9%	N/A
Volume change, excluding divestitures	(2)%	N/A	10%	N/A
Equity earnings	$153	$98	$446	$294
EBITDA	$263	$154	$765	$319
Certain items impacting EBITDA	$—	$—	$—	$—

Feedstocks and Energy sales were $2,905 million in the third quarter of 2011, up 34 percent from $2,176 million in the third quarter of 2010. Compared with the same period last year, price increased 36 percent and volume declined 2 percent. Feedstock and energy costs increased significantly during the quarter, resulting in double-digit price increases in all geographic areas and all businesses, except Energy. Sales for the Hydrocarbons business increased 42 percent in the third quarter, with a 41 percent increase in price driven by significant increases in feedstock costs. The Chlor-Alkali/Chlor-Vinyl business reported a 14 percent increase in sales, as a 28 percent increase in price was offset by a 14 percent decline in volume. Caustic soda sales grew, with double-digit increases in all geographic areas, driven by strong demand in the alumina and pulp and paper industries. Vinyl chloride monomer ("VCM") price was up, with double-digit increases in North America, Latin America and EMEA, while volume decreased significantly, primarily due to prior reductions in production capacity in North America. Ethylene Oxide/Ethylene Glycol ("EO/EG") sales were up 23 percent in the third quarter of 2011, driven by a 40 percent increase in price partially offset by a 17 percent decline in volume. Price increased due to higher ethylene costs and tight supply resulting from planned industry turnarounds. Energy sales increased 23 percent in the third quarter of 2011, primarily due to volume growth in North America.

The Company uses derivatives of crude oil and natural gas as a feedstock in its ethylene facilities. The Company's cost of purchased feedstocks and energy in the third quarter of 2011 increased $1.7 billion compared with the same quarter last year, an increase of 38 percent. Year to date, the cost of purchased feedstocks and energy was up $3.9 billion from the same period last year, an increase of 26 percent.

The Hydrocarbons business transfers materials to Dow's derivative businesses and the Energy business supplies utilities to Dow’s businesses at net cost, resulting in EBITDA that is at or near break-even for these businesses.

For the segment, EBITDA in the third quarter of 2011 was $263 million, up from $154 million in the third quarter of 2010. Despite the significantly higher feedstock and energy costs, EBITDA improved in the third quarter of 2011 primarily due to higher sales prices and increased equity earnings from MEGlobal and The Kuwait Olefins Company K.S.C.

For the first nine months of 2011, sales for Feedstocks and Energy were $8,456 million, up 42 percent from $5,951 million in the same period last year, driven by a 33 percent increase in price and a 9 percent increase in volume. Excluding the impact of the June 17, 2010 divestiture of Styron, volume increased 10 percent. EBITDA for the first nine months of 2011 was $765 million, up significantly from $319 million in the same period last year. EBITDA improved as higher sales prices and volume and higher equity earnings from MEGlobal and The Kuwait Olefins Company K.S.C. more than offset the significant increase in feedstock and energy costs and higher R&D and SG&A expenses.

CORPORATE
Included in the results for Corporate are:

•	results of insurance company operations;

•	results of Ventures (which includes new business incubation platforms focused on identifying and pursuing new commercial opportunities);

•	Venture Capital;

•	gains and losses on sales of financial assets;

•	stock-based compensation expense and severance costs;

•	changes in the allowance for doubtful receivables;

•	asbestos-related defense and resolution costs;

•	foreign exchange hedging results;

•	non-business aligned technology licensing and catalyst activities;

•	environmental operations;

•	enterprise level mega project activities; and

•	certain corporate overhead costs and cost recovery variances not allocated to the operating segments.

Corporate	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Sales	$77	$72	$251	$233
Equity losses	$(12)	$(1)	$(27)	$(12)
EBITDA	$(229)	$(432)	$(1,296)	$(1,197)
Certain items impacting EBITDA	$—	$(131)	$(513)	$(195)

Sales for Corporate, which primarily relate to the Company's insurance operations, were $77 million in the third quarter of 2011, up from $72 million the third quarter of 2010. For the first nine months of 2011, sales were $251 million, up from $233 million in the same period of 2010.
EBITDA in the third quarter of 2011 was a loss of $229 million, compared with a loss of $432 million in the third quarter of 2010. Compared with the same period last year, EBITDA was favorably impacted by a decrease in performance-based compensation costs (including stock-based compensation expense, as well as decreased expense related to lower employee participation in the Employees' Stock Purchase Plan), which was partially offset by foreign currency losses. EBITDA in the third quarter of 2010 was reduced by labor-related litigation costs of $50 million, a $46 million loss on the early extinguishment of debt and $35 million of integration costs related to the April 1, 2009 acquisition of Rohm and Haas.

EBITDA for the first nine months of 2011 was a loss of $1,296 million, compared with a loss of $1,197 million in the same period last year. For 2011, year-to-date EBITDA was negatively impacted by a $482 million loss related to the early extinguishment of debt, $31 million of integration costs related to the acquisition of Rohm and Haas and foreign currency losses. EBITDA was favorably impacted by lower performance-based compensation costs (including expenses related to stock-based compensation and decreased participation in the Employees' Stock Purchase Plan), $25 million in dividend income related to the Company's ownership interest in the divested Styron businesses, gains on the sale of various businesses and lower Corporate expenses. EBITDA for the first nine months of 2010 was reduced by integration costs of $98 million related to the acquisition of Rohm and Haas, labor-related litigation costs of $50 million, a $46 million loss on the early extinguishment of debt and a $1 million net adjustment to the 2009 restructuring plan.

Sales Volume and Price by Operating Segment and Geographic Area
	Three Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2011
Percentage change from prior year	Volume	Price	Total	Volume	Price	Total
Operating segments
Electronic and Functional Materials	3%	8%	11%	5%	7%	12%
Coatings and Infrastructure Solutions	(4)	14	10	(3)	15	12
Agricultural Sciences	18	9	27	15	5	20
Performance Materials	(3)	15	12	(9)	14	5
Performance Plastics	1	15	16	(4)	15	11
Feedstocks and Energy	(2)	36	34	9	33	42
Total	—%	17%	17%	(1)%	16%	15%
Geographic areas
United States	(3)%	18%	15%	(1)%	15%	14%
Europe, Middle East and Africa	(2)	21	19	(2)	20	18
Rest of World	4	13	17	1	12	13
Total	—%	17%	17%	(1)%	16%	15%

Sales Volume and Price by Operating Segment and Geographic Area Excluding Divestitures (1)
	Three Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2011
Percentage change from prior year	Volume	Price	Total	Volume	Price	Total
Operating segments
Electronic and Functional Materials	3%	8%	11%	5%	7%	12%
Coatings and Infrastructure Solutions	(4)	14	10	—	15	15
Agricultural Sciences	18	9	27	15	5	20
Performance Materials	(3)	15	12	1	16	17
Performance Plastics	1	15	16	5	16	21
Feedstocks and Energy	(2)	36	34	10	33	43
Total	—%	17%	17%	5%	17%	22%
Geographic areas
United States	(3)%	18%	15%	2%	15%	17%
Europe, Middle East and Africa	(2)	21	19	7	22	29
Rest of World	4	13	17	7	13	20
Total	—%	17%	17%	5%	17%	22%

(1)
Excludes sales of the acrylic monomer business and a portion of the specialty latex business divested on January 25, 2010, sales of the Powder Coatings business divested on June 1, 2010, and sales of Styron divested on June 17, 2010.

OUTLOOK
In the third quarter of 2011, the world experienced a reduction in confidence in the pace of global economic recovery. Uneven conditions stemmed from solvency and liquidity concerns in Europe, inflationary pressures in China, and high unemployment in the United States. Despite these challenges, Dow continued to see growth in fast-growing, emerging regions and in recession-resistant end-markets, such as agriculture, food packaging, energy and water.

Consumer sentiment in the United States remains cautious, with continued weakness in construction end-markets and persistently high unemployment. In Europe, ongoing sovereign debt concerns and the ability of governments to implement austerity measures continue to have an impact on overall business conditions and consumer spending. In the emerging regions, the Company continues to see growth, as the underlying factors driving demand remain strong. Inflation concerns in China appear to have peaked with the implementation of monetary policies. In Latin America, robust demand conditions remain in agriculture end-markets, as well as from large infrastructure projects.

Overall, Dow expects solid growth to continue in the rapidly developing emerging regions as a result of the strong demand from the growing middle class, driving demand, particularly as it pertains to infrastructure and urbanization. Looking ahead, Dow sees ongoing volatility in the pace of global economic recovery. Consequently, the Company is prepared for jagged conditions over the near-term.

Feedstock costs are expected to remain volatile with a modest sequential decline estimated in the fourth quarter of 2011. In the United States, the Company expects to continue to benefit from its flexible feedstock position, taking advantage of the relatively low cost of natural gas and the growing supply of natural gas liquids.

In these uncertain times, the Company will continue to implement its strategy, leveraging its diversification across sectors and geographies to take advantage of growth where it occurs around the world. Dow will continue its focused implementation of price and volume actions to manage margins, while commercializing its innovations, strengthening its presence in rapidly growing end-markets and maintaining financial discipline. Dow's enhanced financial flexibility, industry-leading feedstock strength, and diverse and well-balanced portfolio position the Company to continue driving toward its profitability targets with confidence.

CHANGES IN FINANCIAL CONDITION
The Company's cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

Cash Flow Summary	Nine Months Ended
In millions	Sep 30, 2011	Sep 30, 2010
Cash provided by (used in):
Operating activities	$1,858	$2,267
Investing activities	(1,463)	781
Financing activities	(5,181)	(2,775)
Effect of exchange rate changes on cash	(50)	58
Cash assumed in initial consolidation of variable interest entities	3	46
Net change in cash and cash equivalents	$(4,833)	$377

In the first nine months of 2011, cash provided by operating activities decreased compared with the same period last year primarily due to increased pension contributions and an increase in working capital requirements that more than offset increased earnings.

Cash was used in investing activities in the first nine months of 2011, reflecting increased capital expenditures in 2011. Cash was provided by investing activities in the first nine months of 2010, primarily due to proceeds from the divestiture of Styron in the second quarter of 2010.

In the first nine months of 2011, cash was used in financing activities primarily for payments on long- and short-term debt including the retirement of $4.8 billion of debt as further discussed below, as well as dividends paid to stockholders. In the first nine months of 2010, cash was used in financing activities primarily for payments on long-term debt and commercial paper, and payments on notes payable related to the monetization of accounts receivable in Europe, as well as dividends paid to stockholders.

The Company had cash and cash equivalents of $2,206 million at September 30, 2011 and $7,039 million at December 31, 2010, of which $1,513 million at September 30, 2011 and $1,139 million at December 31, 2010 was held by foreign subsidiaries. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. At September 30, 2011, management believed that sufficient liquidity was available in the United States. However, in the unusual event that additional foreign funds are needed in the United States, the Company has the ability to repatriate additional funds. The repatriation could result in an adjustment to the tax liability after considering available foreign tax credits and other tax attributes.
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

Management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

The following table presents working capital and certain balance sheet ratios:

Working Capital In millions	Sep 30, 2011	Dec 31, 2010
Current assets	$21,754	$24,130
Current liabilities	12,887	13,896
Working capital	$8,867	$10,234
Current ratio	1.69:1	1.74:1
Days-sales-outstanding-in-receivables	44	43
Days-sales-in-inventory	72	62

As shown in the following table, net debt is equal to total gross debt minus “Cash and cash equivalents.” As Dow continues to strengthen its balance sheet and increase financial flexibility, management is principally focused on net debt, as Dow believes this is the best measure of the Company’s financial leverage.

Total Debt In millions	Sep 30, 2011	Dec 31, 2010
Notes payable	$887	$1,467
Long-term debt due within one year	1,674	1,755
Long-term debt	17,042	20,605
Gross debt	$19,603	$23,827
Cash and cash equivalents	2,206	7,039
Net debt	$17,397	$16,788
Gross debt as a percent of total capitalization	43.8%	51.3%
Net debt as a percent of total capitalization	40.9%	42.6%

As part of its ongoing financing activities, Dow has the ability to issue promissory notes under its U.S. and Euromarket commercial paper programs. The Company had no commercial paper outstanding at September 30, 2011 or December 31, 2010.

In the event Dow has short-term liquidity needs and is unable to issue commercial paper under these programs for any reason, Dow has the ability to access liquidity through its committed and available $3 billion Three Year Competitive Advance and Revolving Credit Facility Agreement dated June 4, 2010 (the “Revolving Credit Facility”) with various U.S. and foreign banks. The Revolving Credit Facility has a maturity date in June 2013 and provides for interest at a LIBOR-plus rate or Base Rate as defined in the Agreement. At September 30, 2011, the full $3 billion Revolving Credit Facility was available to the Company. On October 18, 2011, the Company entered into a new $5 billion Five Year Competitive Advance and Revolving Credit Facility Agreement with various U.S. and foreign banks. The new agreement, which replaces the previous Revolving Credit Facility, has a maturity date in October 2016 and provides for interest at a LIBOR-plus rate or Base Rate as defined in the Agreement.

As a well-known seasoned issuer, the Company filed an automatic shelf registration for an unspecified amount of mixed securities with the SEC on February 19, 2010. Under this shelf registration, the Company may offer common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and stock purchase units with pricing and availability dependent on market conditions; and, on February 19, 2010, registered an unlimited amount of securities for issuance under the Company’s U.S. retail medium-term note program (InterNotes). At September 30, 2011, the Company had Euro 5 billion (approximately $6.8 billion) available for issuance under the Company’s Euro Medium Term Note Program, as well as Japanese yen 50 billion (approximately $650 million) of securities available for issuance under a shelf registration renewed with the Tokyo Stock Exchange effective September 8, 2010, which will expire on September 7, 2012.

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

In the first nine months of 2011, the Company redeemed $800 million of notes that matured on February 1, 2011; Euro 500 million of notes that matured on May 27, 2011 ($707 million equivalent); $250 million of floating rate notes that matured on August 8, 2011; and $1,538 million of InterNotes, and recognized a $10 million pretax loss on early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in Corporate. Taken together, these actions will reduce the Company's interest expense by more than $250 million on an annual basis going forward.

In the first nine months of 2011, the Company issued $341 million of InterNotes; and approximately $895 million of long-term debt was entered into by consolidated variable interest entities.

Dow’s public debt instruments and documents for its private funding transactions contain, among other provisions, certain covenants and default provisions. The Company’s most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of the Company’s consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Revolving Credit Facility exceeds $500 million. The ratio of the Company’s consolidated indebtedness to consolidated capitalization as defined in the credit agreements was 0.42 to 1.00 at September 30, 2011. At September 30, 2011, management believes the Company was in compliance with all of its covenants and default provisions.

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

Capital Expenditures
Capital spending was $651 million in the third quarter of 2011, compared with capital spending of $497 million in the third quarter of 2010. Year to date, capital spending was $1,620 million compared with $1,188 million in 2010. The Company expects capital spending in 2011 to be approximately $2.4 billion.

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

The following table represents long-term debt obligations and expected cash requirements for interest at September 30, 2011, reflecting the early redemptions of debt in the first nine months of 2011 (see Note L to the Consolidated Financial Statements).

Contractual Obligations at September 30, 2011	Payments Due by Year
In millions	2011	2012	2013	2014	2015	2016 and beyond	Total
Long-term debt – current and noncurrent (1)	$37	$2,800	$671	$2,348	$1,444	$11,818	$19,118
Expected cash requirements for interest	$389	$1,166	$1,021	$908	$796	$7,235	$11,515

(1)	Excludes unamortized debt discount of $402 million.

Contractual Obligations at December 31, 2010	Payments Due by Year
In millions	2011	2012	2013	2014	2015	2016 and beyond	Total
Long-term debt – current and noncurrent (1)	$1,755	$2,886	$943	$2,548	$1,574	$13,112	$22,818
Expected cash requirements for interest	$1,382	$1,332	$1,187	$1,061	$926	$7,659	$13,547

(1)	Excludes unamortized debt discount of $458 million.

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

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. The Company had outstanding guarantees at September 30, 2011 of $939 million, up from $836 million at December 31, 2010. Additional information related to these guarantees can be found in the “Guarantees” section of Note J to the Consolidated Financial Statements.

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

Portfolio managers and external investment managers regularly review all of the Company’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of the temporary impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred. For debt securities, the credit rating of the issuer, current credit rating trends and the trends of the issuer’s overall sector are considered in determining whether unrealized losses represent an other-than-temporary impairment. For equity securities, the Company’s investments are primarily in Standard & Poor’s (“S&P”) 500 companies; however, the Company also allows investments in companies outside of the S&P 500. The largest holdings are Exchange Traded Funds that represent the S&P 500 index or an S&P sector or subset; the Company also has holdings in Exchange Traded Funds that represent emerging markets. The Company considers the evidence to support the recovery of the cost basis of a security including volatility of the stock, the length of time the security has been in a loss position, value and growth expectations, and overall market and sector fundamentals, as well as technical analysis, in determining impairment. Other-than-temporary impairment write-downs on investments still held by the Company were $6 million in the first nine months of 2011 ($4 million in the first nine months of 2010).

Dividends
On September 15, 2011, the Board of Directors declared a quarterly dividend of $0.25 per common share, payable October 28, 2011, to stockholders of record on September 30, 2011. In the second quarter of 2011, the Board of Directors increased the dividend from $0.15 per common share to $0.25 per common share. The 67 percent increase demonstrates the Board’s commitment to increasingly reward shareholders as the Company continues to grow earnings. Since 1912, the Company has paid a cash dividend every quarter and, in each instance prior to and since February 12, 2009, had maintained or increased the amount of the dividend, adjusted for stock splits. The dividend was reduced in February 2009, for the first time in the 97-year period, due to uncertainty in the credit markets, unprecedented lower demand for chemical products and the global recession. Since 1912, Dow has increased the amount of the quarterly dividend 48 times (approximately 12 percent of the time), reduced the dividend once, and maintained the amount of the quarterly dividend approximately 88 percent of the time.

On September 15, 2011, the Board of Directors declared a quarterly dividend of $85 million to Cumulative Convertible Perpetual Preferred Stock, Series A shareholders of record on September 15, 2011, which was paid on October 3, 2011. Ongoing dividends related to Cumulative Convertible Perpetual Preferred Stock, Series A will accrue at the rate of $85 million per quarter, and are payable quarterly subject to Board of Directors’ approval.

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

The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem:

	2011	2010
Claims unresolved at January 1	62,582	75,030
Claims filed	6,050	5,525
Claims settled, dismissed or otherwise resolved	(14,321)	(17,083)
Claims unresolved at September 30	54,311	63,472
Claimants with claims against both UCC and Amchem	16,761	19,844
Individual claimants at September 30	37,550	43,628

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

Based on Union Carbide’s review of 2011 activity, Union Carbide determined that no adjustment to the accrual was required at September 30, 2011. Union Carbide’s asbestos-related liability for pending and future claims was $690 million at September 30, 2011. Approximately 18 percent of the recorded liability related to pending claims and approximately 82 percent related to future claims.

Defense and Resolution Costs
The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs	Nine Months Ended		Aggregate Costs to Date as of
In millions	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011
Defense costs	$58	$58	$832
Resolution costs	$38	$40	$1,561

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

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $30 million in the third quarter of 2011 ($22 million in the third quarter of 2010) and $58 million in the first nine months of 2011 ($58 million in the first nine months of 2010), and was reflected in “Cost of sales” in the consolidated statements of income.

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

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $50 million at September 30, 2011 and $50 million at December 31, 2010. At September 30, 2011 and December 31, 2010, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.

The following table summarizes Union Carbide’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Sep 30, 2011	Dec 31, 2010
Receivables for defense costs – carriers with settlement agreements	$20	$12
Receivables for resolution costs – carriers with settlement agreements	166	236
Receivables for insurance recoveries – carriers without settlement agreements	50	50
Total	$236	$298

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

Dow uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Company is a historical simulation model which captures co-movements in market rates across different instruments and market risk exposure categories. The historical simulation model uses a 97.5 percent confidence level and the historical scenario period includes at least six months of historical data. The September 30, 2011, 2010 year-end and 2010 average daily VAR for the aggregate of all positions are shown below. These amounts are immaterial relative to the total equity of the Company:

Total Daily VAR		2010
In millions	At September 30, 2011	Year-end	Average
Foreign exchange	$2	$1	$3
Interest rate	$211	$251	$211
Equities	$26	$15	$12
Commodities	$3	$1	$2
Composite	$254	$252	$218

The Company’s daily VAR for the aggregate of all positions increased slightly from a composite VAR of $252 million at December 31, 2010 to a composite VAR of $254 million at September 30, 2011. Equities VAR increased due to an increase in volatility. Interest rate VAR decreased principally due to a decrease in the amount of debt outstanding.

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

The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred during the third quarter of 2011. For a summary of the history and current status of this matter, see Note J to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

Rohm and Haas Pension Plan Matters
In December 2005, a federal judge in the U.S. District Court for the Southern District of Indiana (the “District Court”) issued a decision granting a class of participants in the Rohm and Haas Pension Plan (the “Rohm and Haas Plan”) who had retired from Rohm and Haas, now a wholly owned subsidiary of the Company, and who elected to receive a lump sum benefit from the Rohm and Haas Plan, the right to a cost-of-living adjustment (“COLA”) as part of their retirement benefit. In August 2007, the Seventh Circuit Court of Appeals (the "Seventh Circuit") affirmed the District Court’s decision, and in March 2008, the U.S. Supreme Court denied the Rohm and Haas Plan’s petition to review the Seventh Circuit’s decision. The case was returned to the District Court for further proceedings. In October 2008 and February 2009, the District Court issued rulings that have the effect of including in the class all Rohm and Haas retirees who received a lump sum distribution without a COLA from the Rohm and Haas Plan since January 1976. These rulings are subject to appeal, and the District Court has not yet determined the amount of the COLA benefits that may be due to the class participants. The Rohm and Haas Plan and the plaintiffs entered into a settlement agreement that, in addition to settling the litigation with respect to the Rohm and Haas retirees, provides for the amendment of the complaint and amendment of the Rohm and Haas Plan to include active employees in the settlement benefits. The District Court preliminarily approved the settlement on November 24, 2009 and, following a hearing on March 12, 2010, issued a final order approving the settlement on April 12, 2010. A group of objectors to the settlement filed an appeal from the final order. In November 2010, the District Court issued an order approving class counsel’s fee award petition in an amount consistent with the terms of the settlement. The same objectors also appealed this order. On September 2, 2011, the Seventh Circuit affirmed the approval of the settlement and the award of attorneys' fees. A lone objector filed a petition for rehearing, which was denied on October 17, 2011.

A pension liability associated with this matter of $185 million was recognized as part of the acquisition of Rohm and Haas on April 1, 2009. The liability, which was determined in accordance with the accounting guidance for contingencies, recognized the estimated impact of the above described judicial decisions on the long-term Rohm and Haas Plan obligations owed to the applicable Rohm and Haas retirees and active employees. The Company had a liability associated with this matter of $186 million at September 30, 2011 and $186 million at December 31, 2010.

ITEM 1A.  RISK FACTORS.
The factors described below represent the Company's principal risks.

Global Economic Conditions: The Company operates in a global, competitive environment, which gives rise to operating and market risk exposure.
The Company sells its broad range of products and services in a competitive, global environment, and competes worldwide for sales on the basis of product quality, price, technology and customer service. Increased levels of competition could result in lower prices or lower sales volume, which could have a negative impact on the Company's results of operations.

Economic conditions around the world and in certain industries in which the Company does business also impact sales prices and volume. As a result, an economic downturn in the geographic areas or industries in which Dow sells its products could reduce demand for these products and result in decreased sales volume, which could have a negative impact on Dow's results of operations.

In addition, volatility and disruption of financial markets could limit customers' ability to obtain adequate financing to maintain operations, which could result in a decrease in sales volume and have a negative impact on Dow's results of operations. The Company's global business operations also give rise to market risk exposure related to changes in foreign exchange rates, interest rates, commodity prices and other market factors such as equity prices. To manage such risks, Dow enters into hedging transactions pursuant to established guidelines and policies. If Dow fails to effectively manage such risks, it could have a negative impact on the Company's results of operations.

The economic environment impacts the fair value of pension and insurance assets, which could trigger increased future funding requirements of the pension trusts and could result in other-than-temporary impairment losses for certain insurance assets.

Financial Obligations and Credit Markets: Market conditions could reduce the Company's flexibility to respond to changing business conditions or fund capital needs.
Interest and dividend payments could increase the Company's vulnerability to adverse economic conditions and reduce the Company's flexibility to respond to changing business and economic conditions or to fund capital expenditures or working capital needs. In addition, the economic environment could result in a contraction in the availability of credit in the marketplace and reduce sources of liquidity for the Company. This could result in higher borrowing costs.

Raw Materials: Availability of purchased feedstocks and energy and the volatility of these costs impact Dow's operating costs and add variability to earnings.
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

Purchased feedstock and energy costs account for a substantial portion of the Company's total production costs and operating expenses. While the Company uses its feedstock flexibility and financial and physical hedging programs to lower overall feedstock costs, when these costs increase the Company is not always able to immediately raise selling prices; and, ultimately, the ability to pass on underlying cost increases is greatly dependent on market conditions. Conversely, when these costs decline, selling prices decline as well. As a result, volatility in these costs could negatively impact the Company's results of operations.

Supply/Demand Balance: Earnings generated by the Company's basic chemical and plastic products vary based in part on the balance of supply relative to demand within the industry.
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
Certain of the claims and lawsuits facing the Company purport to be class actions and seek damages in very large amounts. All such claims are contested. With the exception of the possible effect of the asbestos-related liability of Union Carbide Corporation (“Union Carbide”), described below, it is the opinion of the Company's management that the possibility is remote that the aggregate of all such claims and lawsuits will have a material adverse impact on the Company's consolidated financial statements.

Union Carbide is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. At September 30, 2011, Union Carbide's asbestos-related liability for pending and future claims was $690 million ($728 million at December 31, 2010) and its receivable for insurance recoveries related to the asbestos liability was $50 million ($50 million at December 31, 2010). At September 30, 2011, Union Carbide also had receivables of $186 million ($248 million at December 31, 2010) for insurance recoveries for defense and resolution costs. It is the opinion of the Company's management that it is reasonably possible that the cost of Union Carbide disposing of its asbestos-related claims, including future defense costs, could have a material adverse impact on the Company's results of operations and cash flows for a particular period and on the consolidated financial position of the Company.

Environmental Compliance: Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as the assessment of strict liability and/or joint and several liability.
The Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. At September 30, 2011, the Company had accrued obligations of $666 million ($607 million at December 31, 2010) for probable environmental remediation and restoration costs, including $64 million ($59 million at December 31, 2010) for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the Company's operations, or require modifications to its facilities. Accordingly, environmental, health or safety regulatory matters could result in significant unanticipated costs or liabilities.

Chemical Safety: Increased concerns regarding the safe use of chemicals in commerce and their potential impact on the environment have resulted in more restrictive regulations from local, state and federal governments and could lead to new regulations.
Concerns regarding the safe use of chemicals in commerce and their potential impact on health and the environment reflect a growing trend in societal demands for increasing levels of product safety and environmental protection. These concerns could manifest themselves in stockholder proposals, preferred purchasing and continued pressure for more stringent regulatory intervention. These concerns could also influence public perceptions, the viability of the Company's products, the Company's reputation and the cost to comply with regulations. In addition, terrorist attacks and natural disasters have increased concerns about the security and safety of chemical production and distribution. These concerns could have a negative impact on the Company's results of operations.

Local, state and federal governments continue to propose new regulations related to the security of chemical plant locations and the transportation of hazardous chemicals, which could result in higher operating costs and interruptions in normal business operations.

Operational Event: A significant operational event could negatively impact the Company's results of operations.
As a diversified chemical manufacturing company, the Company's operations, the transportation of products, or severe weather conditions and other natural phenomena (such as drought, hurricanes, earthquakes, tsunamis, floods, etc.) could result in an unplanned event that could be significant in scale and could negatively impact operations, neighbors or the public at large, which could have a negative impact on the Company's results of operations.

In the past, major hurricanes have caused significant disruption in Dow's operations on the U.S. Gulf Coast, logistics across the region, and the supply of certain raw materials, which had an adverse impact on volume and cost for some of Dow's products. Due to the Company's substantial presence on the U.S. Gulf Coast, similar severe weather conditions or other natural phenomena in the future could negatively affect Dow's results of operations.

Company Strategy: Implementing certain elements of the Company's strategy could negatively impact the Company's financial results.
The Company has entered into an agreement to form a new joint venture and is evaluating the formation of other joint ventures in emerging geographies to build and operate integrated, world-scale facilities. Large projects like these, as well as other proposed and existing projects of varying size in these geographies, are accompanied by uncertainty and risks including: navigating different government regulatory environments; relationships with new, local partners; project funding commitments and guarantees; war, terrorism and political instability; uninsurable risks; and determining raw material supply and other details regarding product movement. If the implementation of these projects is not successful, it could adversely affect the Company's financial condition and results of operations.

Goodwill: An impairment of goodwill would negatively impact the Company's financial results.
The April 1, 2009 acquisition of Rohm and Haas Company increased the Company's goodwill by $9.7 billion. At least annually, the Company assesses goodwill for impairment. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is performed. If the quantitative testing indicates that goodwill is impaired, the carrying value of goodwill is written down to fair value with a charge against earnings. Since the Company utilizes a discounted cash flow methodology to calculate the fair value of its reporting units, continued weak demand for a specific product line or business could result in an impairment. Accordingly, any determination requiring the write-off of a significant portion of goodwill could negatively impact the Company's results of operations.

Implementation of ERP system: The Company's implementation of a new enterprise resource planning (“ERP”) system may adversely affect the Company's business and results of operations or the effectiveness of internal control over financial reporting.
During the first quarter of 2011, the Company began implementing a new ERP system that will deliver a new generation of work processes and information systems. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities that take several years. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. If the Company does not effectively implement the ERP system as planned or if the system does not operate as intended, it could adversely affect financial reporting systems, the Company's ability to produce financial reports, and/or the effectiveness of internal control over financial reporting.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
The Company does not currently have a share repurchase program, and there were no purchases of the Company's common stock by the Company during the three months ended September 30, 2011.

ITEM 6.  EXHIBITS.
See the Exhibit Index on page 76 of this Quarterly Report on Form 10-Q for exhibits filed with this report.

The Dow Chemical Company and Subsidiaries Trademark Listing

The following trademarks or service marks of The Dow Chemical Company and certain affiliated companies of Dow appear in this report: ACRYSOL, ACUDYNE, ACULYN, ACUMER, ACuPLANE, ACRYLIGARD, ACUSOL, ADCOTE, ADSORBSIA, ADVALUBE, ADVAPAK, ADVASTAB, AERIFY, AFFINITY, AIRSTONE, AMBERCHROM, AMBERJET, AMBERLITE, AMBERLYST, AMPLIFY, ANGUS, AR, ASC METATIN, ASPUN, ATTANE, AQUA-LAM, AQUASET, AQUCAR, AUROLECTROLESS, AUTOMATE, AVANSE, BETAFOAM, BETAFORCE, BETAMATE, BETASEAL, BETATECH, BIOBAN, CARBITOL, CARBOWAX, CARBOWAX SENTRY, CELLOSIZE, CELLOSOLVE, CLEAR+STABLE, COMPAXX, CONTINUUM, COPPER GLEAM, CYCLOTENE, D.E.H., D.E.N., D.E.R., DIPRANE, DOW, DOWANOL, DOWEX, DOWFAX, DOWFROST, DOWLEX, DOWTHERM, DUOLITE, DURAGREEN, DURAMAX, DURAMOULD, DURAPLUS, DURAPOSIT, DURELAST, ECHELON, ECOSMOOTH, ECOSOFT, ECOSURF, ELASTENE, ENFORCER, ENGAGE, ENHANCER, ENLIGHT, ELITE, EPIC, ETHOCEL, EVOQUE, FILMTEC, FORTEGRA, FROTH-PAK, GLUTEX, GREAT STUFF, HYPERKOTE, HYPERLAST, HYPOL, IMPAXX, INFUSE, INSPIRE, INSTA-STIK, INTEGRAL, INTERVIA, ISONATE, KATHON, KLARIX, LITHOJET, METEOR, METHOCEL, MOR-FREE, NEOLONE, NORDEL, NYLOPAK, OPTICITE, OPTIDOSE, OPTIPORE, OPTOGRADE, OPULYN, OROTAN, PAPI, PARALOID, POLYOX, POWERHOUSE, PRIMACOR, PRIMAL, PRIMENE, PROCITE, PROGLYDE, PROLOGIC, PURAGUARD, REDI-LINK, RHOPLEX, ROBOND, ROMAX, ROPAQUE, SARAN, SARANEX, SATISFIT, SEALUTION, SERFENE, SHAC, SI-LINK, SILVADUR, SOFTCAT, SOLTERRA, SOLTEX, SPECFLEX, STYROFOAM, SUNSPHERES, SURECEL, SYMBIO, SYNALOX, TAMOL, TERGITOL, THERMAX, TILE BOND, TRAFFIDECK, TRENCHCOAT, TRITON, TRYCITE, TUFLIN, TYBRITE, TYMOR, TYRIN, UCAR, UCARE, UCARHIDE, UCON, UNIGARD, UNIPOL, UNIVAL, VENPURE, VERDISEAL, VERSENE, VERSIFY, VINYZENE, VISIONPAD, VORACOR, VORACTIV, VORAFORCE, VORALUX, VORAMER, VORANATE, VORANOL, VORASURF, VORATEC, VORATHERM, VORATRON, WALOCEL, WALSRODER, WEATHERMATE

The following trademarks or service marks of Dow AgroSciences LLC and certain affiliated companies of Dow AgroSciences LLC appear in this report: BRODBECK, CLINCHER, DAIRYLAND, DELEGATE, DITHANE, FORTRESS, GARLON, GLYPHOMAX, GRANITE, HERCULEX, KEYSTONE, LAREDO, LONTREL, LORSBAN, MILESTONE, MUSTANG, MYCOGEN, NATURALYTE, NEXERA, PHYTOGEN, PROFUME, RENZE, SENTRICON, SIMPLICITY, STARANE, TELONE, TORDON, TRACER, TRIUMPH, VIKANE, WIDESTRIKE

The following trademark of Agromen Sementes Agricolas Ltda appears in this report: AGROMEN

The following trademark of Antaria Limited appears in this report: ZinClear

The following trademark of Monsanto Technology LLC appears in this report: SmartStax. SmartStax multi-event technology developed by Dow AgroSciences LLC and Monsanto

The Dow Chemical Company and Subsidiaries Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOW CHEMICAL COMPANY
Registrant
Date: November 1, 2011

/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Vice President and Controller

The Dow Chemical Company and Subsidiaries Exhibit Index

EXHIBIT NO.	DESCRIPTION

3(ii)
The Bylaws of The Dow Chemical Company, as amended and re-adopted in full on October 12, 2011, effective October 12, 2011, incorporated by reference to Exhibit 99.1 to The Dow Chemical Company Current Report on Form 8-K filed on October 13, 2011.

12.1	Computation of Ratio of Earnings to Fixed charges.

23	Analysis, Research & Planning Corporation’s Consent.

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document