Form 10-K
period 2011-12-31
DOW CHEMICAL CO /DE/
filed 2012-02-15
CIK 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2011
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes      ☑ No
The aggregate market value of voting common stock held by non-affiliates as of June 30, 2011 (based upon the closing price of $36.00 per common share as quoted on the New York Stock Exchange), was approximately $42.4 billion. For purposes of this computation, it is assumed that the shares of voting stock held by Directors, Officers and the Rohm and Haas Master Trust would be deemed to be stock held by affiliates. Non-affiliated common stock outstanding at June 30, 2011 was 1,177,508,085 shares.
Total common stock outstanding at January 31, 2012 was 1,185,372,310 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Part III: Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2012.

The Dow Chemical Company
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2011

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

The Company’s principal executive offices are located at 2030 Dow Center, Midland, Michigan 48674, telephone 989-636-1000. Its Internet website address is www.dow.com. All of the Company’s filings with the U.S. Securities and Exchange Commission are available free of charge through the Investor Relations page on this website, immediately upon filing. The Company's website and its content are not deemed incorporated by reference into this report.
BUSINESS AND PRODUCTS

Corporate Profile
Dow combines the power of science and technology to passionately innovate what is essential to human progress, connecting chemistry and innovation with the principles of sustainability to help address many of the world's most challenging problems such as the need for clean water, affordable housing, healthy foods and renewable energy. Dow's diversified portfolio delivers a broad range of technology-based products and solutions to customers in approximately 160 countries and in high growth sectors such as electronics, water, energy, coatings and agriculture. In 2011, Dow had annual sales of $60.0 billion and employed approximately 52,000 people worldwide. The Company's more than 5,000 products are manufactured at 197 sites in 36 countries across the globe. The following descriptions of the Company's six operating segments include a representative listing of products for each business.

ELECTRONIC AND FUNCTIONAL MATERIALS
Applications: chemical mechanical planarization • chemical processing aids and intermediates • electronic displays • food and pharmaceutical processing and ingredients • home and personal care ingredients • hygiene and infection control • photolithography • printed circuit boards • process and materials preservation • semiconductor packaging • electronic and industrial finishing

Dow Electronic Materials is a leading global supplier of materials for chemical mechanical planarization (CMP); materials used in the production of electronic displays, including brightness films, diffusers, metalorganic light emitting diode (LED) precursors and organic light emitting diode (OLED) materials; products and technologies that drive leading edge semiconductor design; materials used in the fabrication of printed circuit boards; and integrated metallization processes critical for interconnection, corrosion resistance, metal finishing and decorative applications. These enabling materials are found in applications such as consumer electronics, flat panel displays and telecommunications. Dow Electronic Materials includes Display Technologies, Growth Technologies, Interconnect Technologies and Semiconductor Technologies.

•
Products: ACuPLANE™ CMP slurries; AR™ antireflective coatings; AUROLECTROLESS™ immersion gold process; COPPER GLEAM™ acid copper plating products; CYCLOTENE™ advanced electronics resins; MICROFILL™ EVF Copper Via Fill; ENLIGHT™ products for photovoltaic manufacturers; EPIC™ immersion photoresists; INTERVIA™ photodielectrics for advanced packaging; OPTOGRADE™ metalorganic precursors; SOLDERON™ BP Tin Silver for lead-free wafer bumping; VISIONPAD™ CMP pads

Functional Materials is a portfolio of businesses characterized by a vast global footprint, a broad array of unique chemistries, multi-functional ingredients and technology capabilities, combined with key positions in the pharmaceuticals; food, home and personal care; and industrial specialty industries. These technology capabilities and market platforms enable the businesses to develop innovative solutions that address modern societal needs for clean water and air; material preservation; and improved health care, disease prevention, nutrition and wellness. Functional Materials includes Dow Home and Personal Care, Dow Microbial Control, Dow Wolff Cellulosics and Performance Additives.

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

COATINGS AND INFRASTRUCTURE SOLUTIONS
Applications: building and construction, insulation and weatherization, adhesives and sealants • cellulosic-based construction additives • construction materials (vinyl siding, vinyl windows, vinyl fencing) • solar shingles • flexible and rigid packaging • general mortars and concrete, cement modifiers and plasters, tile adhesives and grouts • house and traffic paints • metal coatings • pipeline coatings • transportation and corrosion protection • water purification

Dow Building and Construction is comprised of three global businesses - Dow Building Solutions, Dow Construction Chemicals and Dow Solar Solutions - that offer extensive lines of industry-leading insulation, housewrap, sealant and adhesive products and systems, as well as construction chemical solutions and building-integrated photovoltaics. Through its strong sales support, customer service and technical expertise, Dow Building Solutions provides meaningful solutions for improving the energy efficiency in homes and buildings today, while also addressing the industry's emerging needs and demands. Dow Construction Chemicals provides solutions for increased durability, greater water resistance and lower systems costs. As a leader in insulation solutions, the business' products help curb escalating utility bills, reduce a building's carbon footprint and provide a more comfortable indoor environment. Dow Solar Solutions is focused on developing the next generation of solar energy products to help solve global energy challenges.

•
Products: AQUASET™ acrylic thermosetting resins; CELLOSIZE™ hydroxyethyl cellulose; DOW™ latex powders; FROTH-PAK™ polyurethane spray foam; GREAT STUFF™ polyurethane foam sealant; INSTA-STIK™ roof insulation adhesive; METHOCEL™, WALOCEL™ and CELLOSIZE™ cellulose ethers; DOW POWERHOUSE™ solar shingle; RHOPLEX™ and PRIMAL™ acrylic polymer emulsions; STYROFOAM™ brand insulation products (including extruded polystyrene and polyisocyanurate rigid foam sheathing products); THERMAX™ insulation; TILE BOND™ roof tile adhesive; WEATHERMATE™ weather barrier solutions (housewraps, sill pans, flashings and tapes)

Dow Coating Materials is the world's largest supplier of raw materials for architectural paints and industrial coatings. The business manufactures and delivers solutions that leverage high quality, technologically advanced product offerings for architectural paint and coatings, as well as, industrial coatings applications, including packaging, pipelines, wood, automotive, marine, maintenance and protective industries. The business is also the leader in the conversion of solvent to water-based technologies, which enable customers to offer more environmentally friendly products, including low volatile organic compound (VOC) paints and other sustainable coatings.

•
Products: ACRYSOL™ Rheology Modifiers; AVANSE™, PRIMAL™, RHOPLEX™ and ROVACE™ Multi-functional Acrylic Binders; D.E.N.™ and D.E.R.™ Liquid and Epoxy Resins; DESIGNED DIFFUSION™ Technology for low-VOC wood and metal specialty coatings; DOWFAX™, ECOSURF™, TERGITOL™ and TRITON™ Surfactants; EVOQUE™ Pre-Composite Polymer Technology; ROPAQUE™ Opaque Polumers for advanced hiding; FASTRACK™ Binders for waterborne traffic paints; FORMASHIELD™ Formaldehyde-Abatement Technology; MAINCOTE™ Waterborne Acrylics; OUDRA™ for marine and protective coatings; PARALOID™ Solvent-borne Acrylics; ROPAQUE™ EZ Clean Technology for household stain resistance; TAMOL™ and OROTAN™ Dispersants; and VERSAIR™ Low VOC/Low Odor Technology

Dow Water and Process Solutions is a leading water purification and separation technology supplier, developing cost-effective technologies for water purification, desalination and separation solutions for specialty applications that make water safer, cleaner and more available; food better tasting; and pharmaceuticals more effective.

•
Products: ADSORBSIA™ titanium-based media; AMBERJET™, AMBERLITE™, AMBERLYST™ and DOWEX™ ion exchange resins; AMBERLYST™ and DOWEX™ catalysts; DOW™ electrodeionization; DOW™ ultrafiltration; DOWEX OPTIPORE™ polymeric adsorbent resins; FILMTEC™ reverse osmosis and nanofiltration membrane elements

The Performance Monomers business produces specialty monomer products that are sold externally as well as consumed internally as building blocks used in downstream polymer businesses. The business' products are used in several applications, including cleaning materials, personal care products, paints, coatings and inks.

•	Products: Acrylic acid/acrylic esters; ACUMER™, ACUSOL™, DURAMAX™, OPTIDOSE™, ROMAX™ and TAMOL™ dispersants; Methyl methacrylate

The Coatings and Infrastructure Solutions segment also includes a portion of the Company's share of the results of Dow Corning Corporation, a joint venture of the Company.

AGRICULTURAL SCIENCES
Applications: agricultural crop protection and pest management • seeds, traits (genes) and oils

Dow AgroSciences is a global leader in providing agricultural crop protection and plant biotechnology products, pest management solutions and healthy oils. The business invents, develops, manufactures and markets products for use in agriculture, industrial and commercial pest management, and food service.

•
Products: AGROMEN™ seeds; BRODBECK™ seeds; CLINCHER™ herbicide; DAIRYLAND SEED™; DELEGATE™ insecticide; DITHANE™ fungicide; FORTRESS™ fungicide; GARLON™ herbicide; GLYPHOMAX™ herbicide; GRAND VALLEY HYBRIDS; GRANITE™ herbicide; HERCULEX™ I, HERCULEX™ RW and HERCULEX™ XTRA insect protection; HYLAND SEEDS™; KEYSTONE™ herbicides; LAREDO™ fungicide; LONTREL™ herbicide; LORSBAN™ insecticides; MILESTONE™ herbicide; MUSTANG™ herbicide; MYCOGEN™ seeds; NEXERA™ canola and sunflower seeds; PFISTER SEEDS™; PHYTOGEN™ cottonseeds; PRAIRIE BRAND SEEDS™; PROFUME™ gas fumigant; REFUGE ADVANCED™ powered by SmartStax®; RENZE SEEDS™; SENTRICON™ termite colony elimination system; SIMPLICITY™ herbicide; STARANE™ herbicide; TELONE™ soil fumigant; TORDON™ herbicide; TRACER™ NATURALYTE™ insect control; TRIUMPH™ seed; VIKANE™ structural fumigant; WIDESTRIKE™ insect protection

The Agricultural Sciences segment also includes the results of the AgroFresh business, providing a portfolio of products used for maintaining the freshness of fruits, vegetables and flowers.

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

The Chlorinated Organics business is the world's largest supplier of chlorinated organic products and services for intermediates, which are used in the production of fluoropolymers, refrigerants, methyl cellulose, quaternary ammonium compounds and silicones; solvents, which are used as process agents in chemicals manufacturing, surface preparation, dry cleaning and pharmaceuticals; and closed-loop delivery systems, which are used to help manage risks associated with chlorinated solvents.

•	Products: Chloroform; Methyl chloride; Methylene chloride; Perchloroethylene; SAFECARE™ closed-loop delivery systems; Trichloroethylene; Vinylidene chloride

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

•
Products: ECHELON™ polyurethane prepolymer; ISONATE™ modified, pure and polymeric methylene diphenyl diisocyanate (MDI); PAPI™ polymeric MDI; Propylene glycol portfolio, including DOW PURAGUARD™ PG USP/EP, propylene glycol USP/EP, PG industrial grade, dipropylene glycol regular and LO+ grades, and tripropylene glycol regular and acrylate grades; Propylene oxide; VORALUX™, VORAMER™, VORANOL™, VORANOL™ VORACTIV™ and VORATEC™ polyether and copolymer polyols; VORANATE™ isocyanate; VORASURF™ surfactants

The Performance Materials segment also includes the results of Dow Haltermann, a provider of world-class contract manufacturing services to companies in the fine and specialty chemicals and polymers industries (the business was fully divested by December 31, 2011); and Dow Oil and Gas, providing products for use in exploration and production, refining and gas processing, transportation, and fuel and lubricant performance. The segment also includes a portion of the results of the SCG-Dow Group, joint ventures of the Company.

Divestitures:

•
On June 17, 2010, Dow sold Styron to an affiliate of Bain Capital Partners. Businesses and products sold within the Performance Materials segment included Emulsion Polymers (styrene-butadiene latex), supporting customers in paper and paperboard applications, as well as carpet and artificial turf backings; Synthetic Rubber; and certain products from Dow Automotive Systems; all of which were reported in the Performance Materials segment through the date of the divestiture (see Note E to the Consolidated Financial Statements).

•
The Performance Materials segment also included a portion of the results of the OPTIMAL Group of Companies through the September 30, 2009 divestiture of this group of joint ventures (see Note E to the Consolidated Financial Statements).

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

Dow Electrical and Telecommunications is a leading global provider of products, technology, solutions and expertise that set standards for reliability, longevity, efficiency, ease of installation and protection used by the power and telecommunications industries in the transmission, distribution and consumption of power, voice, video and data. Dow Electrical and Telecommunications collaborates with cable manufacturers, OEMs, operators, utilities, municipalities, testing institutes and other organizations around the world to develop solutions that create value and that will sustain these industries for years to come.

•
Products: ENDURANCE™ family of semiconductive and insulation material for power cable insulation; ECOLIBRIUM™ bio-based plasticizers; SI-LINK™ moisture crosslinkable polyethylene-based wire and cable insulation compounds; UNIGARD™ flame retardant compound for specialty wire and cable applications

Dow Packaging and Converting is a portfolio of businesses that primarily manufacture sticking and bonding solutions and specialty films for a wide range of applications, including adhesive tapes and paper labels, flexible packaging, film substrates, industrial and consumer films and foams, leather, rigid packaging, and textile and imaging. These products are supported with market recognized best-in-class technical support and end-use application knowledge. Many of the businesses' water-borne technologies are well-positioned to support environmentally preferred applications.

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

•
Products: ASPUN™ fiber grade resins; ATTANE™ ultra low density polyethylene (ULDPE) resins; CONTINUUM™ bimodal polyethylene resins; DOW™ high density polyethylene (HDPE) resins; DOW™ low density polyethylene (LDPE) resins; DOWLEX™ polyethylene resins; ELITE™ enhanced polyethylene (EPE) resins; TUFLIN™ linear low density polyethylene (LLDPE) resins; UNIVAL™ HDPE resins

The Polypropylene business is a major global polypropylene supplier that provides a broad range of products and solutions tailored to customer needs by leveraging Dow's leading manufacturing and application technology, research and product development expertise, extensive market knowledge and strong customer relationships.

•
Products: DOW™ homopolymer polypropylene resins; DOW™ impact copolymer polypropylene resins; DOW™ random copolymer polypropylene resins; INSPIRE™ performance polymers; UNIPOL™ PP process technology; SHAC™ and SHAC™ ADT catalyst systems

The Performance Plastics segment also includes the results of the Plastics Licensing and Catalyst business. The segment also includes the results of Equipolymers (through the July 1, 2011 merger with MEGlobal; see Note H to the Consolidated Financial Statements), Univation Technologies, LLC (which licenses the UNIPOL™ polyethylene process and sells related catalysts, including metallocene catalysts), as well as a portion of the results of EQUATE Petrochemical Company K.S.C., The Kuwait Olefins Company K.S.C. and the SCG-Dow Group, all joint ventures of the Company.

Divestitures:

•
On June 17, 2010, Dow sold Styron to an affiliate of Bain Capital Partners. Businesses sold within the Performance Plastics segment included Styrenics (polystyrene, acrylonitrile butadiene styrene, styrene acrylonitrile and expandable polystyrene), a global leader in the production of polystyrene resins; Polycarbonate and Compounds and Blends; and the Company's 50-percent ownership interest in Americas Styrenics LLC, a nonconsolidated affiliate; all of which were reported in the Performance Plastics segment through the date of the divestiture (see Note E to the Consolidated Financial Statements).

•
On July 27, 2011, the Company entered into a definitive agreement to sell its global Polypropylene business to Braskem SA; the transaction closed on September 30, 2011. The transaction did not include Dow's Polypropylene Licensing and Catalyst business. The Polypropylene business was reported in the Performance Plastics segment through the date of the divestiture (see Note E to the Consolidated Financial Statements).

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

The Ethylene Oxide/Ethylene Glycol business is the world's largest producer of purified ethylene oxide, principally used in Dow's downstream performance derivatives. Dow is also a supplier of ethylene glycol to MEGlobal, a 50:50 joint venture and a world leader in the manufacture and marketing of merchant monoethylene glycol and diethylene glycol. Ethylene glycol is used in polyester fiber, polyethylene terephthalate (PET) for food and beverage container applications, polyester film, and aircraft and runway deicers.

•	Products: Ethylene oxide (EO); Ethylene glycol (EG)

The Hydrocarbons business encompasses the procurement of natural gas liquids and crude oil-based raw materials, as well as the supply of monomers for derivative businesses. The business regularly sells its by-products and buys and sells products in order to balance regional production capabilities and derivative requirements. The business also sells products to certain Dow joint ventures. Dow is the world leader in the production of olefins and aromatics.

•	Products: Benzene; Butadiene; Butylene; Cumene; Ethylene; Octene; Propylene; Styrene

The Feedstocks and Energy segment also includes the results of Compañía Mega S.A., MEGlobal and a portion of the results of EQUATE Petrochemical Company K.S.C., The Kuwait Olefins Company K.S.C. and the SCG-Dow Group, all joint ventures of the Company.

Divestitures:

•
On June 17, 2010, Dow sold Styron to an affiliate of Bain Capital Partners. Businesses and products sold within the Feedstocks and Energy segment included certain styrene monomer assets, which were reported in the Feedstocks and Energy segment through the date of the divestiture (see Note E to the Consolidated Financial Statements).

•
The Feedstocks and Energy segment also included a portion of the results of the OPTIMAL Group of Companies through the September 30, 2009 divestiture of this group of joint ventures (see Note E to the Consolidated Financial Statements).

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

Competition
Historically, the chemical industry has operated in a competitive environment, and that environment is expected to continue. The Company experiences substantial competition in each of its operating segments and in each of the geographic areas in which it operates. In addition to other chemical companies, the chemical divisions of major national and international oil companies, advanced material suppliers, and producers of crop protection chemicals and agricultural biotechnology provide substantial competition in the United States and abroad. Dow competes worldwide on the basis of quality, technology, price and customer service, and for 2011, continued to be the largest U.S. producer of chemicals and plastics, in terms of sales.

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

The Company purchases hydrocarbon raw materials including liquefied petroleum gases, naphtha, natural gas and condensate. These raw materials are used in the production of both saleable products and energy. The Company also purchases electric power, benzene, ethylene and propylene to supplement internal production. Expenditures for hydrocarbon feedstocks and energy accounted for 42 percent of the Company’s production costs and operating expenses for the year ended December 31, 2011. The Company purchases these raw materials on both short- and long-term contracts.

Other significant raw materials include acetone, aniline, phenol, styrene, methanol, ammonia, formaldehyde, acetic acid and polystyrene. The Company purchases these raw materials on both short- and long-term contracts.

The Company had adequate supplies of raw materials during 2011, and expects to continue to have adequate supplies of raw materials in 2012.

Method of Distribution
All products and services are marketed primarily through the Company’s sales force, although in some instances more emphasis is placed on sales through distributors.

Fourteen percent of the sales of the Feedstocks and Energy segment in 2011 were to one customer with which the Company has ongoing supply contracts. Other than sales to this customer, no significant portion of the business of any operating segment is dependent upon a single customer.

No single product accounted for more than 5 percent of the Company’s consolidated net sales in 2011.

Research and Development
The Company is engaged in a continuous program of basic and applied research to develop new products and processes, to improve and refine existing products and processes, and to develop new applications for existing products. Research and development expenses were $1,646 million in 2011, $1,660 million in 2010 and $1,492 million in 2009. At December 31, 2011, the Company employed approximately 6,300 people in various research and development activities.

Patents, Licenses and Trademarks
The Company continually applies for and obtains U.S. and foreign patents and has a substantial number of pending patent applications throughout the world. At December 31, 2011, the Company owned 3,546 active U.S. patents and 14,574 active foreign patents as follows:

Patents Owned at December 31, 2011
	United States	Foreign
Electronic and Functional Materials	927	3,006
Coatings and Infrastructure Solutions	630	3,027
Agricultural Sciences	556	1,983
Performance Materials	548	2,683
Performance Plastics	678	3,199
Feedstocks and Energy	34	211
Corporate	173	465
Total	3,546	14,574

Remaining Life of Patents Owned at December 31, 2011
	United States	Foreign
Within 5 years	919	2,694
6 to 10 years	1,154	5,469
11 to 15 years	961	5,055
16 to 20 years	512	1,356
Total	3,546	14,574

Dow’s primary purpose in obtaining patents is to protect the results of its research for use in operations and licensing. Dow is also party to a substantial number of patent licenses and other technology agreements. The Company had revenue related to patent and technology royalties totaling $437 million in 2011, $191 million in 2010 and $269 million in 2009. The Company incurred royalties to others of $114 million in 2011, $111 million in 2010 and $102 million in 2009. Dow also has a substantial number of trademarks and trademark registrations in the United States and in other countries, including the “Dow in Diamond” trademark. Although the Company considers that its patents, licenses and trademarks in the aggregate constitute a valuable asset, it does not regard its business as being materially dependent on any single or group of related patents, licenses or trademarks.

Principal Partly Owned Companies
Dow’s principal nonconsolidated affiliates at December 31, 2011, including direct or indirect ownership interest for each, are listed below:

•
Compañía Mega S.A. – 28 percent – an Argentine company that owns a natural gas separation and fractionation plant, which provides feedstocks to the Company’s petrochemical plant located in Bahia Blanca, Argentina.

•	Dow Corning Corporation – 50 percent – a U.S. company that manufactures silicone and silicone products. See Note N to the Consolidated Financial Statements for additional information.

•	EQUATE Petrochemical Company K.S.C. – 42.5 percent – a Kuwait-based company that manufactures ethylene, polyethylene and ethylene glycol.

•	The Kuwait Olefins Company K.S.C. – 42.5 percent – a Kuwait-based company that manufactures ethylene and ethylene glycol.

•	MEGlobal – 50 percent – a company, headquartered in Dubai, United Arab Emirates, that manufactures and markets monoethylene glycol, diethylene glycol and polyethylene terephthalate resins.

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
See Note H to the Consolidated Financial Statements for additional information.

Financial Information About Foreign and Domestic Operations and Export Sales
In 2011, the Company derived 68 percent of its sales and had 50 percent of its property investment outside the United States. While the Company’s international operations may be subject to a number of additional risks, such as changes in currency exchange rates, the Company does not regard its foreign operations, on the whole, as carrying any greater risk than its operations in the United States. Information on sales and long-lived assets by geographic area for each of the last three years appears in Note Y to the Consolidated Financial Statements, and discussions of the Company’s risk management program for foreign exchange and interest rate risk management appear in Part I, Item 1A. Risk Factors; Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk; and Note J to the Consolidated Financial Statements.

Protection of the Environment
Matters pertaining to the environment are discussed in Part I, Item 1A. Risk Factors; Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Notes A and N to the Consolidated Financial Statements.

Employees
Personnel count was 51,705 at December 31, 2011, 49,505 at December 31, 2010 and 52,195 at December 31, 2009. Headcount increased from year-end 2010 primarily due to the hiring of additional employees to support the Company's growth initiatives. Personnel count at December 31, 2010 was down from 52,195 at December 31, 2009, primarily due to divestitures, including Styron, the Powder Coatings business and a portion of the Company’s acrylic monomer and specialty latex businesses, as well as actions taken related to the integration of Rohm and Haas and previously announced restructuring plans.

Other Activities
Dow engages in the property and casualty insurance and reinsurance business primarily through its Liana Limited subsidiaries.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information related to the Company’s executive officers as of February 11, 2012.

WILLIAM F. BANHOLZER, 55. EXECUTIVE VICE PRESIDENT, VENTURES, NEW BUSINESS DEVELOPMENT & LICENSING AND CHIEF TECHNOLOGY OFFICER. Employee of Dow since 2005. General Electric Company, Chemical Engineer 1983-1989. Laboratory Manager and Leader R&D Center 1989-1992. Engineering Manager of Superabrasives Business 1992-1997. Vice President of Global Engineering, GE Lighting 1997-1999. Vice President of Global Technology, GE Advanced Materials 1999-2005. Dow Corporate Vice President and Chief Technology Officer 2005-2009. Executive Vice President and Chief Technology Officer 2009 to date. Ventures, New Business Development & Licensing May 2009 to date. Director of Dow Corning Corporation,* Dow Kokam LLC* and Mycogen Corporation.* Member of the Dow AgroSciences LLC* Members Committee and the Dow Corning Corporation Corporate Responsibility Committee. Elected to the U.S. National Academy of Engineering (“NAE”) 2002. Elected NAE Councilor 2005. Member of American Chemical Society and American Institute of Chemical Engineers. Advisory Board member for chemistry and chemical engineering at the University of California, Berkeley, and chemical engineering at the University of Wisconsin.

RONALD C. EDMONDS, 54. VICE PRESIDENT AND CONTROLLER. Employee of Dow since 1992. Arthur Andersen & Co. 1979-1982. The Upjohn Company 1982-1991. Chiquita Brands International 1991-1992. Dow Latin America Audit Manager 1992-1994. Latin America Payables Controller 1994-1997. Global Payables Controller 1997-1998. Global Procurement Service Center Leader 1998-2001. Global Accounting Director 2001-2007. Business Finance Vice President for Performance Plastics and Chemicals and Market Facing Businesses 2007 to June 2009. Vice President and Assistant Controller July 2009 to November 2009. Vice President and Controller November 2009 to date. Director of Dorinco Reinsurance Company,* DSL Holdings Inc.* and Liana Limited.* Director of the Midland Center for the Arts. Member of Financial Executives International Committee on Corporate Reporting, the American Institute of Certified Public Accountants and the Michigan Association of Certified Public Accountants.

JAMES R. FITTERLING, 50. EXECUTIVE VICE PRESIDENT AND PRESIDENT, FEEDSTOCKS & ENERGY AND CORPORATE DEVELOPMENT. Employee of Dow since 1984. Commercial Director Liquid Separation Dow Pacific 1994-1998. Global Business Director Liquid Separations and President and Chief Executive Officer of FilmTec Corporation* 1998-2000. Chief Executive Officer of The OPTIMAL Group (a former group of joint ventures of the Company) 2002-2005 with added responsibility for the Southeast Asia and Australia region in 2004. Business Vice President Polyethylene 2005-2007. President Basic Plastics 2007-2009. Vice President Corporate Development 2009 to August 2010. Dow Executive Vice President and President, Plastics and Hydrocarbons August 2010 to September 2011. Dow Executive Vice President and President, Feedstocks & Energy and Corporate Development September 2011 to date. Chairman and Director of Univation Technologies, LLC.* Board member of Chemical Financial Corporation and the Midland Country Club.

GREGORY M. FREIWALD, 58. EXECUTIVE VICE PRESIDENT, HUMAN RESOURCES AND CORPORATE AFFAIRS, AND AVIATION. Employee of Dow since 1979. Human Resources Manager, Chemical & Performance Business-U.S. Region 1992-1993. Human Resources Director for Executive, Finance, Law and Corporate 1993-1994. Latin America Human Resources and Quality Performance Director 1994-1996. Latin America Human Resources Leader and PBBPolisur S.A.* Human Resources Integration Leader 1996-1997. Global Human Resources, Resources Center Director 1997-2001. Senior Human Resources Director for Global Human Resources, Resource Center and Human Resources Director for Geographic Council 2001-2004. Human Resources Vice President, Operations 2004-2005. Human Resources Vice President 2005-2006. Vice President, Corporate Affairs and Executive Compensation 2006-2007. Senior Vice President, Human Resources and Corporate Affairs 2008-2009. Executive Vice President, Human Resources, Corporate Affairs and Aviation 2009 to date.

HEINZ HALLER, 56. EXECUTIVE VICE PRESIDENT AND CHIEF COMMERCIAL OFFICER. Employee of Dow 1980-1994 and since 2006. Marketing manager, Chlorinated Solvents 1984-1985. Frankfurt Sales office manager and Regional manager, Emulsion Polymers and Specialty Chemicals 1986-1989. Dow business operations manager, Emulsion Polymers, New Ventures and Plastic Lined Pipe 1989-1992. Global business director, Emulsion Polymers 1993-1994. Managing Director and member of the board, OMYA-Plüss-Staufer AG 1994-1999. Chief Executive Officer, Red Bull Sauber AG and Sauber Petronas Engineering AG 2000-2002. Managing Director, Allianz Capital Partners GmbH 2002-2006. Dow Corporate Vice President, Strategic Development and New Ventures 2006-2007. Executive Vice President, Performance Plastics and Chemicals 2007-2009. Executive Vice President, Health, Agriculture and Infrastructure Group February 2009 to May 2009. Executive Vice President, Performance Systems May 2009 to August 2010. Chief Commercial Officer August 2010 to date. Director of Mycogen Corporation,* Dow Kokam LLC* and Dow Corning Corporation.* Chairman of the Dow AgroSciences LLC* Members Committee. Director of the Michigan Molecular Institute. Board member of BioAmber, Inc.

JOE E. HARLAN, 52. EXECUTIVE VICE PRESIDENT, PERFORMANCE MATERIALS. Employee of Dow since September 2011. Director of Business Development, General Electric Plastics Europe 1992-1994. Director of Finance, General Electric Appliance, Asia 1994-1997. Director of Finance, General Electric Medical Systems, Asia 1997-1999. Vice President and Chief Financial Officer, General Electric Lighting 1999-2001. Vice President, Financial Planning and Analysis, 3M Company 2001-2002. Chairman, Executive Vice President, Sumitomo 3M Limited 2002-2003. Chief Executive Officer and President, Sumitomo 3M Limited 2003-2004. Executive Vice President of Electro and Communications Business, 3M Company 2004-2009. Executive Vice President of Consumer & Office Business, 3M Company 2009-August 2011. Dow Executive Vice President, Performance Materials September 2011 to date. Director of Flowserve Corporation. Member of the Deans Advisory Council, Kelly School of Business, Indiana University.

CHARLES J. KALIL, 60. EXECUTIVE VICE PRESIDENT, LAW AND GOVERNMENT AFFAIRS, GENERAL COUNSEL AND CORPORATE SECRETARY. Employee of Dow since 1980. U.S. Department of Justice - Assistant U.S. Attorney, Eastern District of Michigan 1977-1980. Attorney, Environmental Litigation 1980-1982. General Counsel of Petrokemya (a former 50:50 joint venture of the Company) 1982-1983. Regional Counsel to Middle East/Africa 1983-1986. Senior Attorney 1986-1987. Litigation Staff Counsel and Group Leader 1987-1990. Senior Financial Law Counsel, Mergers and Acquisitions 1990-1992. General Counsel and Area Director of Government and Public Affairs for Dow Latin America 1992-1997. Special Counsel and Manager of INSITE™ legal issues 1997-2000. Assistant General Counsel for Corporate and Financial Law 2000-2003. Associate General Counsel for Corporate Legal Affairs 2003-2004. Dow Corporate Vice President and General Counsel 2004-2007. Senior Vice President and General Counsel 2007-2008. Executive Vice President and General Counsel 2008 to date. Corporate Secretary 2005 to date. Board member of Dow Corning Corporation,* Dorinco Reinsurance Company,* and Liana Limited.* Member of the Conference Board's Council of Chief Legal Officers. Member of the American Bar Association, District of Columbia Bar and the State Bar of Michigan. Board member of Institute for Legal Reform, U.S. Chamber of Commerce. Recipient of 2010 Bridge Builder of the Year Award, American Arab Chamber of Commerce.

DAVID E. KEPLER, 59. EXECUTIVE VICE PRESIDENT, BUSINESS SERVICES, CHIEF SUSTAINABILITY OFFICER AND CHIEF INFORMATION OFFICER. Employee of Dow since 1975. Computer Services Manager of Dow U.S.A. Eastern Division 1984-1988. Commercial Director of Dow Canada Performance Products 1989-1991. Director of Pacific Area Information Systems 1991-1993. Manager of Information Technology for Chemicals and Plastics 1993-1994. Director of Global Information Systems Services 1994-1995. Director of Global Information Application 1995-1998. Vice President 1998-2000. Chief Information Officer 1998 to date. Corporate Vice President with responsibility for eBusiness 2000 to date. Responsibility for Advanced Electronic Materials 2002-2003. Responsibility for Business Services - Customer Service, Information Systems, Purchasing, Six Sigma, Supply Chain 2004 to date. Senior Vice President with added responsibility for Environment, Health & Safety 2006 to date. Chief Sustainability Officer 2007 to date. Executive Vice President 2008 to date. Director of Dorinco Reinsurance Company* and Liana Limited.* Director of Teradata Corporation. Chairman of the MidMichigan Innovation Center Board of Directors. Member of U.S. Chamber of Commerce Board of Directors and American Chemistry Council Board of Directors. Member of the U.S. National Infrastructure Advisory Council, the American Chemical Society, the American Institute of Chemical Engineers, and the University of California Board of Trustees.

ANDREW N. LIVERIS, 57. PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN. DIRECTOR SINCE 2004. Employee of Dow since 1976. General manager of Dow's Thailand operations 1989-1992. Group business director for Emulsion Polymers and New Ventures 1992-1993. General manager of Dow's start-up businesses in Environmental Services 1993-1994. Vice President of Dow's start-up businesses in Environmental Services 1994-1995. President of Dow Chemical Pacific Limited* 1995-1998. Vice President of Specialty Chemicals 1998-2000. Business Group President for Performance Chemicals 2000-2003. President and Chief Operating Officer 2003-2004. President and Chief Executive Officer 2004 to date and Chairman 2006 to date. Director of International Business Machines Corporation. Chairman of the International Council of Chemical Associations. Vice Chairman of the U.S. Business Council and the Business Roundtable. Past Chairman of the U.S.-China Business Council and American Chemistry Council. Co-Chair of the President's Advanced Manufacturing Partnership. Member of the President's Export Council, the American Australian Association, the U.S.-India CEO Forum, and the Peterson Institute for International Economics. Member of the Board of Trustees of Tufts University.

JAMES D. MCILVENNY, 53. SENIOR VICE PRESIDENT, CHAIRMAN OF SADARA PROJECT OFFICE. Employee of Dow since 1982. Business Manager Separation Systems 1989-1994. Director of Marketing, Sales and Service Liquid Separations 1994-1995. Global Business Director Liquid Separations 1995-1998. President and Chief Executive Officer FilmTec Corporation* 1995-1998. President and Chief Executive Officer Hampshire Chemical Corp.* 1998-2001. Business Vice President Specialty Polymers 2001-2004. President Greater China 2004-2006. President Dow Asia Pacific and Greater China 2006-2008. Senior Vice President Performance Products 2009 to August 2010. Dow Group Senior Vice President, Mega Projects August 2010 to September 2011. Senior Vice President, Chairman of Sadara Project Office September 2011 to date.

GEOFFERY E. MERSZEI, 60. EXECUTIVE VICE PRESIDENT; PRESIDENT OF DOW EUROPE, MIDDLE EAST AND AFRICA; AND CHAIRMAN OF DOW EUROPE. Employee of Dow 1977-2001 and since 2005. Dow Middle East/Africa Credit Manager 1977-1980. Dow Asia Pacific Credit Manager 1980-1982. Dow Asia Pacific Finance and Credit Manager 1982-1983. Dow Germany and Eastern Europe Treasurer 1983-1986. Dow Foreign Exchange Manager 1986-1988. Director of Finance for Dow Asia Pacific 1988-1991. Director of Finance/Treasurer for Dow Europe 1991-1996. Dow Vice President and Treasurer 1996-2001. Alcan, Inc., Executive Vice President and Chief Financial Officer 2001-2005. Dow Executive Vice President and Chief Financial Officer 2005-2009. Board member of The Dow Chemical Company 2005-2009. President of Dow Europe, Middle East and Africa, and Chairman of Dow Europe 2009 to date. Member of the European Chemical Industry Council Board and Executive Committee.

JEROME A. PERIBERE, 57. EXECUTIVE VICE PRESIDENT AND PRESIDENT AND CHIEF EXECUTIVE OFFICER, DOW ADVANCED MATERIALS. Employee of Dow since 1977. Regional Marketing Manager of Eastern Europe 1982-1985. Regional Manager for the Middle East and Africa 1985-1988. European Agricultural Business Director 1988-1989. European Agricultural Commercial Director 1989-1993. Agricultural Global Commercial Director 1993-1997. Corporate Strategy Leader for Dow AgroSciences LLC* 1997-1998. Vice President of Weed Management Global Business Unit and European Trade Area 1998-2002. Vice President Agricultural Chemicals 2002-2004. President and Chief Executive Officer of Dow AgroSciences LLC* 2004-2009. Dow Senior Vice President 2009-2010. Dow Executive Vice President and President and Chief Executive Officer, Dow Advanced Materials 2010 to date. Board member of BMO Financial Corporation and the United Way of Southeastern Pennsylvania. Member of the Greater Philadelphia Chamber of Commerce.

FERNANDO RUIZ, 56. CORPORATE VICE PRESIDENT AND TREASURER. Employee of Dow since 1980. Treasurer, Ecuador Region 1982-1984. Treasurer, Mexico Region 1984-1988. Financial Operations Manager, Corporate Treasury 1988-1991. Assistant Treasurer, USA Area 1991-1992. Senior Finance Manager, Corporate Treasury 1992-1996. Assistant Treasurer 1996-2001. Corporate Director of Insurance and Risk Management 2001. Corporate Vice President and Treasurer 2001 to date. President and Chief Executive Officer, Liana Limited* and Dorinco Reinsurance Company* 2001 to date. President of Dow Credit Corporation* 2001 to date. Director of Dow Financial Services Inc.* Member of Financial Executives International. Board member of DeVry, Inc. and Federal Reserve Bank of Chicago, Detroit Branch.

HOWARD I. UNGERLEIDER, 43. SENIOR VICE PRESIDENT, PRESIDENT PERFORMANCE PLASTICS.  Employee of Dow since 1990. Market Manager, Dow Food & Specialty Packaging, Europe 1997-2000.  Business Director, Wire and Cable Compounds 2000-2004.  Global Director, Integrated Supply Chain, Plastics, Performance Chemicals and Thermosets 2004-2006.  North American Commercial Vice President, Basic Plastics 2006-2008.  Vice President, Investor Relations 2008 to March 2011.  Senior Vice President and President, Performance Plastics March 2011 to date.  Director, Sadara Chemical Company.* Director, Wolverine Bancorp and Keep America Beautiful. Vice President, Development and Executive Committee Member, Lake Huron Area Council, Boy Scouts of America.

WILLIAM H. WEIDEMAN, 57. EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER. Employee of Dow since 1976. Controller of Texas Operations 1994-1996. Global Business Controller for Specialty Chemicals 1996-1998. Global Finance Director for Specialty Chemicals 1998-2000. Global Finance Director for Performance Chemicals 2000-2004. Finance Vice President, Chemicals and Intermediates and Dow Ventures 2004-2006. Group Finance Vice President for Basic Chemicals and Plastics Portfolio 2006. Vice President and Controller 2006 to November 2009. Vice President and Interim Chief Financial Officer November 2009 to March 2010. Dow Executive Vice President and Chief Financial Officer March 2010 to date. Director of Dow Corning Corporation,* Dorinco Reinsurance Company* and Liana Limited.* Member of the Dow AgroSciences LLC* Members Committee. Director of the Dow Chemical Employees' Credit Union and Family and Children's Services of Midland. Board and finance committee member of Mid Michigan Health. Member of Central Michigan University Accounting Advisory Committee and Central Michigan University Development Board.

CAROL A. WILLIAMS, 53. EXECUTIVE VICE PRESIDENT AND PRESIDENT, MANUFACTURING & ENGINEERING. Employee of Dow since 1980. Director of Analytical Science Lab 1993-1995. Global R&D Director Epoxy Products and Intermediates Business 1995-1999. North America Chlor-Alkali Assets Business Operations Leader, Site Leader 1999-2000. Business Vice President Chlor-Alkali Assets 2000-2003. Vice President Global Purchasing 2003-2004. R&D Vice President Hydrocarbons & Energy, Chemicals & Intermediates and Corporate R&D 2004-2005. Vice President Business Development Market Facing Businesses 2005-2006. Vice President R&D, Performance Plastics & Chemicals Portfolio 2006-2007. Corporate Vice President Market Facing, Business Development and Licensing 2007-2008. Senior Vice President Basic Chemicals Division 2008 to August 2010. Dow Group Senior Vice President and President, Chemicals and Energy Division August 2010 to September 2011. Executive Vice President and President, Manufacturing & Engineering September 2011 to date. Advisory Board member Engineering Department at Carnegie Mellon University. Member of Society of Women Engineers. Member of American Institute of Chemical Engineers. Director of Zep Inc.

* A number of Company entities are referenced in the biographies and are defined as follows. Some of these entities have had various names over the years. The names and relationships to the Company, unless otherwise indicated, are stated in this footnote as they existed as of February 11, 2012. Sadara Chemical Company - ultimately 35 percent owned by Dow. Dow Kokam LLC - ultimately 49.28% percent owned by Dow. Dow Corning Corporation and Univation Technologies, LLC - companies ultimately 50 percent owned by Dow. Dorinco Reinsurance Company; Dow AgroSciences LLC; Dow Chemical Pacific Limited; Dow Credit Corporation; Dow Financial Services Inc.; DSL Holdings Inc.; FilmTec Corporation; Hampshire Chemical Corp.; Liana Limited; Mycogen Corporation; and PBBPolisur S.A. - all ultimately wholly owned subsidiaries of Dow. Ownership by Dow described above may be either direct or indirect.

The Dow Chemical Company and Subsidiaries
PART I, Item 1A. Risk Factors.
RISK FACTORS

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
The Company purchases hydrocarbon raw materials including liquefied petroleum gases, naphtha, natural gas and condensate. The Company also purchases electric power, benzene, ethylene and propylene to supplement internal production, as well as other raw materials. If the Company's key suppliers are unable to provide the raw materials required for production, it could have a negative impact on Dow's results of operations.

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

Union Carbide is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. At December 31, 2011, Union Carbide's asbestos-related liability for pending and future claims was $668 million ($728 million at December 31, 2010) and its receivable for insurance recoveries related to the asbestos liability was $40 million ($50 million at December 31, 2010). At December 31, 2011, Union Carbide also had receivables of $178 million ($248 million at December 31, 2010) for insurance recoveries for defense and resolution costs. It is the opinion of the Company's management that it is reasonably possible that the cost of Union Carbide disposing of its asbestos-related claims, including future defense costs, could have a material impact on the Company's results of operations and cash flows for a particular period and on the consolidated financial position of the Company.

Environmental Compliance: The costs of complying with evolving regulatory requirements could negatively impact the Company's financial results. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as the assessment of strict liability and/or joint and several liability.
The Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment, greenhouse gas emissions, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. At December 31, 2011, the Company had accrued obligations of $733 million ($607 million at December 31, 2010) for probable environmental remediation and restoration costs, including $69 million ($59 million at December 31, 2010) for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the Company's operations, or require modifications to its facilities. Accordingly, environmental, health or safety regulatory matters could result in significant unanticipated costs or liabilities.

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
As a diversified chemical manufacturing company, the Company's operations, the transportation of products, cyber attacks, or severe weather conditions and other natural phenomena (such as drought, hurricanes, earthquakes, tsunamis, floods, etc.) could result in an unplanned event that could be significant in scale and could negatively impact operations, neighbors or the public at large, which could have a negative impact on the Company's results of operations.

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
The Company formed a new joint venture and is evaluating the formation of other joint ventures in emerging geographies to build and operate integrated, world-scale facilities. Large projects like these, as well as other proposed and existing projects of varying size in these geographies, are accompanied by uncertainty and risks including: navigating different government regulatory environments; relationships with new, local partners; project funding commitments and guarantees; war, terrorism and political instability; uninsurable risks; and determining raw material supply and other details regarding product movement. If the implementation of these projects is not successful, it could adversely affect the Company's financial condition and results of operations.

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
PART I, Item 1B. Unresolved Staff Comments.
UNRESOLVED STAFF COMMENTS
None.

The Dow Chemical Company and Subsidiaries
PART I, Item 2. Properties.
PROPERTIES
The Company operates 197 manufacturing sites in 36 countries. Properties of Dow include facilities which, in the opinion of management, are suitable and adequate for the manufacture and distribution of Dow’s products. During 2011, the Company’s production facilities and plants operated at 80 percent of capacity. The Company’s major production sites, including consolidated variable interest entities, are as follows:

United States:	Plaquemine and Hahnville, Louisiana; Louisville, Kentucky; Midland, Michigan; Freeport, Seadrift, Texas City and Deer Park, Texas.
Canada:	Fort Saskatchewan and Joffre, Alberta.
Germany:	Boehlen; Bomlitz; Leuna; Schkopau; Stade.
The Netherlands:	Terneuzen.
Spain:	Tarragona.
Argentina:	Bahia Blanca.
Brazil:	Aratu.
Thailand:	Map Ta Phut.
Including the major production sites, the Company has plants and holdings in the following geographic areas:

United States:	60 manufacturing locations in 22 states.
Canada:	5 manufacturing locations in 3 provinces.
Europe, Middle East and Africa:	57 manufacturing locations in 18 countries.
Latin America:	31 manufacturing locations in 5 countries.
Asia Pacific:	44 manufacturing locations in 11 countries.
All of Dow’s plants are owned or leased, subject to certain easements of other persons which, in the opinion of management, do not substantially interfere with the continued use of such properties or materially affect their value.
A summary of properties, classified by type, is provided in Note G to the Consolidated Financial Statements. Additional information regarding leased properties can be found in Note R to the Consolidated Financial Statements. Total assets, classified by operating segment, are provided in Note Y to the Consolidated Financial Statements.

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

It is the opinion of Dow’s management that it is reasonably possible that the cost of Union Carbide disposing of its asbestos-related claims, including future defense costs, could have a material impact on the Company’s results of operations and cash flows for a particular period and on the consolidated financial position of the Company.

For additional information, see Asbestos-Related Matters of Union Carbide Corporation in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note N to the Consolidated Financial Statements.

Environmental Matters
In a meeting on April 28, 2010, the Company received verbal and written communications from the U.S. Environmental Protection Agency (“EPA”) notifying the Company of the EPA’s intent to seek injunctive relief and assess a civil penalty against the Company for alleged violations of various environmental rules and regulations at the Company’s Midland, Michigan site. The Company and the EPA entered into a proposed settlement that included a civil penalty of $2.5 million plus certain enhancements of fugitive emission detection and repair practices, beyond existing legal requirements, at two manufacturing units at the Midland site. The settlement was approved by court order on November 23, 2011, and the civil penalty has been paid.

The Company received a written communication dated September 17, 2010 from the EPA, notifying the Company of the EPA’s intent to assess a civil penalty against the Company for alleged violations of various environmental rules and regulations at the Company’s Plaquemine, Louisiana site. The Company and the EPA have reached a settlement agreement under which the Company will pay a civil penalty of $200,000. In addition, the Company will undertake certain supplemental environmental projects with a total cost of approximately $100,000.

Rohm and Haas Texas Incorporated, a wholly owned subsidiary of the Company, received an Administrative Complaint dated May 17, 2011 from the Texas Council of Environmental Quality ("TCEQ") seeking a civil penalty in an amount of $124,405 for alleged violations of various environmental requirements regulating air emissions from operations at its Deer Park, Texas manufacturing facility. This matter was resolved on November 2, 2011 when the TCEQ accepted payment of this civil penalty.

The Company received an Administrative Complaint dated October 26, 2011 from the TCEQ for alleged violations of various environmental requirements regulating air emissions from operations at its Freeport, Texas manufacturing facility. The Company and the TCEQ have reached a tentative settlement agreement to resolve the complaint under which the Company would pay a civil penalty of $207,000.

Rohm and Haas Pension Plan Matters
In December 2005, a federal judge in the U.S. District Court for the Southern District of Indiana (the “District Court”) issued a decision granting a class of participants in the Rohm and Haas Pension Plan (the “Rohm and Haas Plan”) who had retired from Rohm and Haas, now a wholly owned subsidiary of the Company, and who elected to receive a lump sum benefit from the Rohm and Haas Plan, the right to a cost-of-living adjustment (“COLA”) as part of their retirement benefit. In August 2007, the Seventh Circuit Court of Appeals (the "Seventh Circuit") affirmed the District Court’s decision, and in March 2008, the U.S. Supreme Court denied the Rohm and Haas Plan’s petition to review the Seventh Circuit’s decision. The case was returned to the District Court for further proceedings. In October 2008 and February 2009, the District Court issued rulings that have the effect of including in the class all Rohm and Haas retirees who received a lump sum distribution without a COLA from the Rohm and Haas Plan since January 1976. These rulings are subject to appeal, and the District Court has not yet determined the amount of the COLA benefits that may be due to the class participants. The Rohm and Haas Plan and the plaintiffs entered into a settlement agreement that, in addition to settling the litigation with respect to the Rohm and Haas retirees, provides for the amendment of the complaint and amendment of the Rohm and Haas Plan to include active employees in the settlement benefits. The District Court preliminarily approved the settlement on November 24, 2009 and, following a hearing on March 12, 2010, issued a final order approving the settlement on April 12, 2010. A group of objectors to the settlement filed an appeal from the final order. In November 2010, the District Court issued an order approving class counsel’s fee award petition in an amount consistent with the terms of the settlement. The same objectors also appealed this order. On September 2, 2011, the Seventh Circuit affirmed the approval of the settlement and the award of attorneys' fees. A lone objector filed a petition for rehearing, which was denied on October 17, 2011. The objector continued the appeal process by timely filing a petition for a writ of certiorari to the U.S. Supreme Court, which is pending.

A pension liability associated with this matter of $185 million was recognized as part of the acquisition of Rohm and Haas on April 1, 2009. The liability, which was determined in accordance with the accounting guidance for contingencies, recognized the estimated impact of the above described judicial decisions on the long-term Rohm and Haas Plan obligations owed to the applicable Rohm and Haas retirees and active employees. The Company had a liability associated with this matter of $189 million at December 31, 2011 and $186 million at December 31, 2010.

The Dow Chemical Company and Subsidiaries
PART I, Item 4. Mine Safety Disclosures.
MINE SAFETY DISCLOSURES

Not applicable.

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

At December 31, 2011, there were 79,367 registered common stockholders. The Company estimates that there were an additional 537,633 stockholders whose shares were held in nominee names at December 31, 2011. At January 31, 2012, there were 79,114 registered common stockholders.

On December 15, 2011, the Board of Directors declared a quarterly dividend of $0.25 per share, payable January 30, 2012, to stockholders of record on December 30, 2011. On February 9, 2012, the Board of Directors declared a quarterly dividend of $0.25 per share, payable April 30, 2012, to stockholders of record on March 30, 2012. Since 1912, the Company has paid a cash dividend every quarter and, in each instance prior to February 12, 2009, had maintained or increased the amount of the dividend, adjusted for stock splits. During this 100-year period, Dow has increased the amount of the quarterly dividend 48 times (approximately 12 percent of the time), reduced the dividend once, and maintained the amount of the quarterly dividend approximately 88 percent of the time. The dividend was reduced in February 2009, for the first time in the 100-year period, due to uncertainty in the credit markets, unprecedented lower demand for chemical products and the ongoing global recession. The Company declared dividends of $0.90 per share in 2011, $0.60 per share in 2010, and $0.60 per share in 2009.

See Part III, Item 11. Executive Compensation for information relating to the Company’s equity compensation plans.

The Company does not currently have a share repurchase program, and there were no purchases of the Company's common stock by the Company during the three months ended December 31, 2011.

The Dow Chemical Company and Subsidiaries
PART II, Item 6. Selected Financial Data.

In millions, except as noted (Unaudited)	2011	2010	2009	2008	2007
Summary of Operations (1)
Net sales (2)	$59,985	$53,674	$44,875	$57,361	$53,375
Cost of sales (2)	51,029	45,780	39,148	51,913	46,302
Research and development expenses	1,646	1,660	1,492	1,310	1,305
Selling, general and administrative expenses	2,788	2,609	2,487	1,966	1,861
Amortization of intangibles	496	509	399	92	72
Special charges: restructuring, merger-related, asbestos-related, IPR&D, impairment losses	31	115	869	1,117	635
Equity in earnings of nonconsolidated affiliates	1,223	1,112	630	787	1,122
Sundry income (expense) - net	(316)	125	891	89	324
Interest expense - net	1,301	1,436	1,532	562	454
Income (Loss) from continuing operations before income taxes	3,601	2,802	469	1,277	4,192
Provision (Credit) for income taxes	817	481	(97)	651	1,230
Net income (loss) from continuing operations	2,784	2,321	566	626	2,962
Income from discontinued operations, net of income taxes	—	—	110	28	23
Net income attributable to noncontrolling interests	42	11	28	75	98
Preferred stock dividends	340	340	312	—	—
Income (Loss) before cumulative effect of changes in accounting principles	2,402	1,970	336	579	2,887
Cumulative effect of changes in accounting principles	—	—	—	—	—
Net income (loss) available for The Dow Chemical Company common stockholders	$2,402	$1,970	$336	$579	$2,887
Per share of common stock (in dollars):
Net income (loss) from continuing operations per common share - basic	$2.06	$1.75	$0.22	$0.59	$3.00
Discontinued operations per common share - basic	—	—	0.10	0.03	0.03
Earnings (Loss) per common share - basic	2.06	1.75	0.32	0.62	3.03
Net income (loss) from continuing operations per common share - diluted	$2.05	$1.72	$0.22	$0.59	$2.97
Discontinued operations per common share - diluted	—	—	0.10	0.03	0.02
Earnings (Loss) per common share - diluted	2.05	1.72	0.32	0.62	2.99
Cash dividends declared per share of common stock	$0.90	$0.60	$0.60	$1.68	$1.64
Cash dividends paid per share of common stock	0.80	0.60	0.87	1.68	1.59
Book value per share of common stock	19.28	19.23	18.42	14.62	20.62
Weighted-average common shares outstanding - basic	1,149.0	1,125.9	1,043.2	930.4	953.1
Weighted-average common shares outstanding - diluted	1,158.2	1,143.8	1,053.9	939.0	965.6
Convertible preferred shares outstanding (thousands)	4,000	4,000	4,000	—	—
Year-end Financial Position
Total assets	$69,224	$69,588	$66,018	$45,474	$48,801
Working capital	9,788	10,234	6,437	2,952	6,209
Property - gross	52,216	51,648	53,567	48,391	47,708
Property - net	17,299	17,668	18,141	14,294	14,388
Long-term debt	18,310	20,605	19,152	8,042	7,581
Total debt	21,600	23,827	22,373	11,856	9,715
The Dow Chemical Company’s stockholders’ equity	22,281	21,839	20,555	13,511	19,389
Financial Ratios
Research and development expenses as percent of net sales (2)	2.7%	3.1%	3.3%	2.3%	2.4%
Income (Loss) from continuing operations before income taxes as percent of net sales (2)	6.0%	5.2%	1.0%	2.2%	7.9%
Return on stockholders’ equity	13.1%	11.0%	2.0%	4.3%	14.9%
Debt as a percent of total capitalization	48.0%	51.3%	51.4%	45.7%	31.8%
General
Capital expenditures	$2,687	$2,130	$1,683	$2,276	$2,075
Depreciation	2,177	2,289	2,291	2,016	1,959
Salaries and wages paid	5,247	5,711	5,152	4,681	4,404
Cost of employee benefits	1,707	1,653	1,389	981	1,130
Number of employees at year-end (thousands)	51.7	49.5	52.2	46.1	45.9
Number of Dow stockholders of record at year-end (thousands) (3)	79.4	84.1	89.9	94.6	98.7

(1)	Adjusted to report sale of the Calcium Chloride business in 2009 as discontinued operations.

(2)	Adjusted for reclassification of insurance operations in 2002.

(3)	Stockholders of record as reported by the transfer agent. The Company estimates that there were an additional 537,633 stockholders whose shares were held in nominee names at December 31, 2011.

The Dow Chemical Company and Subsidiaries
PART II, Item 6. Selected Financial Data.

In millions, except as noted (Unaudited)	2006	2005	2004	2003	2002	2001
Summary of Operations (1)
Net sales (2)	$49,009	$46,186	$40,063	$32,536	$27,545	$27,988
Cost of sales (2)	41,448	38,194	34,175	28,110	23,737	23,838
Research and development expenses	1,164	1,073	1,022	981	1,066	1,072
Selling, general and administrative expenses	1,660	1,542	1,434	1,390	1,595	1,762
Amortization of intangibles	50	55	81	63	65	178
Special charges: restructuring, merger-related, asbestos-related, IPR&D, impairment losses	414	114	543	—	1,108	1,556
Equity in earnings of nonconsolidated affiliates	959	964	923	322	40	29
Sundry income (expense) - net	137	755	699	146	54	394
Interest expense - net	431	564	661	736	708	648
Income (Loss) from continuing operations before income taxes	4,938	6,363	3,769	1,724	(640)	(643)
Provision (Credit) for income taxes	1,142	1,769	867	(92)	(287)	(239)
Net income (loss) from continuing operations	3,796	4,594	2,902	1,816	(353)	(404)
Income from discontinued operations, net of income taxes	21	23	17	17	11	19
Net income attributable to noncontrolling interests	93	82	122	94	63	32
Preferred stock dividends	—	—	—	—	—	—
Income (Loss) before cumulative effect of changes in accounting principles	3,724	4,535	2,797	1,739	(405)	(417)
Cumulative effect of changes in accounting principles	—	(20)	—	(9)	67	32
Net income (loss) available for The Dow Chemical Company common stockholders	$3,724	$4,515	$2,797	$1,730	$(338)	$(385)
Per share of common stock (in dollars):
Net income (loss) from continuing operations per common share - basic	$3.85	$4.66	$2.96	$1.86	$(0.38)	$(0.45)
Discontinued operations per common share - basic	0.02	0.03	0.02	0.02	0.01	0.02
Earnings (Loss) per common share - basic	3.87	4.69	2.98	1.88	(0.37)	(0.43)
Net income (loss) from continuing operations per common share - diluted	$3.80	$4.60	$2.91	$1.85	$(0.38)	$(0.45)
Discontinued operations per common share - diluted	0.02	0.02	0.02	0.02	0.01	0.02
Earnings (Loss) per common share - diluted	3.82	4.62	2.93	1.87	(0.37)	(0.43)
Cash dividends declared per share of common stock	$1.50	$1.34	$1.34	$1.34	$1.34	$1.30
Cash dividends paid per share of common stock	1.46	1.34	1.34	1.34	1.34	1.25
Book value per share of common stock	17.81	15.84	12.88	9.89	8.36	11.04
Weighted-average common shares outstanding - basic	962.3	963.2	940.1	918.8	910.5	901.8
Weighted-average common shares outstanding - diluted	974.4	976.8	953.8	926.1	910.5	901.8
Convertible preferred shares outstanding (thousands)	—	—	—	—	—	—
Year-end Financial Position
Total assets	$45,581	$45,934	$45,885	$41,891	$39,562	$35,515
Working capital	6,608	6,741	5,384	3,578	2,519	2,183
Property - gross	44,381	41,934	41,898	40,812	37,934	35,890
Property - net	13,722	13,537	13,828	14,217	13,797	13,579
Long-term debt	8,036	9,186	11,629	11,763	11,659	9,266
Total debt	9,546	10,706	12,594	13,109	13,036	10,883
The Dow Chemical Company’s stockholders’ equity	17,065	15,324	12,270	9,175	7,626	9,993
Financial Ratios
Research and development expenses as percent of net sales (2)	2.4%	2.3%	2.6%	3.0%	3.9%	3.8%
Income (Loss) from continuing operations before income taxes as percent of net sales (2)	10.1%	13.8%	9.4%	5.3%	(2.3)%	(2.3)%
Return on stockholders’ equity	21.8%	29.5%	22.8%	18.9%	(4.4)%	(3.9)%
Debt as a percent of total capitalization	34.1%	39.1%	47.9%	55.4%	59.2%	48.9%
General
Capital expenditures	$1,775	$1,597	$1,333	$1,100	$1,623	$1,587
Depreciation	1,904	1,904	1,904	1,753	1,680	1,595
Salaries and wages paid	3,935	4,309	3,993	3,608	3,202	3,215
Cost of employee benefits	1,125	988	885	783	611	540
Number of employees at year-end (thousands)	42.6	42.4	43.2	46.4	50.0	52.7
Number of Dow stockholders of record at year-end (thousands) (3)	103.1	105.6	108.3	113.1	122.5	125.1

(1)	Adjusted to report sale of the Calcium Chloride business in 2009 as discontinued operations.

(2)	Adjusted for reclassification of insurance operations in 2002.

(3)	Stockholders of record as reported by the transfer agent. The Company estimates that there were an additional 537,633 stockholders whose shares were held in nominee names at December 31, 2011.

The Dow Chemical Company and Subsidiaries
PART II, Item 7. Management’s Discussion and
(Unaudited)	Analysis of Financial Condition and Results of Operations.

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

ABOUT DOW
Dow combines the power of science and technology to passionately innovate what is essential to human progress, connecting chemistry and innovation with the principles of sustainability to help address many of the world’s most challenging problems such as the need for clean water, affordable housing, healthy foods and renewable energy. Dow’s diversified portfolio delivers a broad range of technology-based products and solutions to customers in approximately 160 countries and in high growth sectors such as electronics, water, energy, coatings and agriculture. In 2011, Dow had annual sales of $60 billion. The Company conducts its worldwide operations through global businesses, which are reported in six operating segments: Electronic and Functional Materials, Coatings and Infrastructure Solutions, Agricultural Sciences, Performance Materials, Performance Plastics, and Feedstocks and Energy.

In 2011, 35 percent of the Company’s sales were to customers in North America; 35 percent were in Europe, Middle East and Africa (“EMEA”); while the remaining 30 percent were to customers in Asia Pacific and Latin America. The Company employs approximately 52,000 people and has a broad, global reach with 197 manufacturing sites in 36 countries.

2011 OVERVIEW
Dow and the chemical industry as a whole experienced improvements in the pace of global economic recovery in the first half of 2011. However, persistent headwinds in key developed geographies led to deterioration in the pace of global economic recovery during the second half of 2011. Positive signs of a slow upturn in the first half of the year were overshadowed in the latter half by the deepening financial crisis in Europe, persistently high unemployment in the United States, and inflationary pressures in emerging geographies. This led to a reduction in consumer confidence and consequently, steep customer inventory de-stocking as the year ended.

In the face of these challenges, Dow remained focused on its strategy, delivering revenue and earnings growth, expanding its global footprint, and launching new, innovative solutions that address customer and consumer needs. Financial discipline and operational efficiency remained a priority - as evidenced by the Company's tight management of working capital and strong cash flow generation.

Dow's sales increased 12 percent from 2010 to $60 billion - representing a new Company record. Excluding the impact of divestitures,(1) sales rose 18 percent compared with 2010, with double-digit gains in every geographic area and every operating segment excluding Electronic and Functional Materials, which was up 9 percent. Dow's sales in the emerging geographies reached $19.4 billion in the year, a record for the Company. Sales in Asia Pacific surpassed $10 billion for the first time in the Company's history.

The Company reported a 1 percent decline in volume from 2010. Excluding the impact of divestitures, volume was up 4 percent, with gains in all geographic areas and all operating segments except Coatings and Infrastructure (down 1 percent), which continued to be impacted by the weak construction industry. Compared with 2010, price rose 14 percent, largely driven by a significant increase in feedstock costs. Double-digit price gains were reported in all geographic areas, as well as in Feedstocks and Energy, Coatings and Infrastructure Solutions, Performance Materials and Performance Plastics. The Company's purchased feedstock and energy costs were $4.3 billion higher than 2010, an increase of 22 percent. Dow's earnings from joint ventures totaled $1.2 billion for the year, representing the highest level in the Company's history. Net income available for common stockholders increased from $1.72 per share in 2010 to $2.05 per share in 2011.

The Company continued to invest for growth during the year, reinforcing its strategic focus on science-based innovation and technology integration. Research and development (“R&D”) expenses for the year were $1.65 billion, in line with the prior year as selected cost-reduction initiatives offset Dow's continued investment in its technology pipeline, with the most notable investments made in Agricultural Sciences, Electronic and Functional Materials, and Coatings and Infrastructure Solutions. Selling, General and Administrative (“SG&A”) expenses increased 7 percent compared with 2010, reflecting increased spending in Agricultural Sciences and Electronic and Functional Materials to support new product launches and commercial activities.

The Company delivered $3.9 billion of cash from operating activities, and reduced its net debt to total capitalization ratio 180 basis points below year-end 2010. Throughout the year, the Company had sufficient liquidity and financial flexibility to meet all of its financial obligations.

During 2011, Dow demonstrated the strength of its strategic formula and its clear focus on execution, delivering earnings growth and enhanced financial flexibility despite challenging economic conditions. The year was shaped by a number of significant events and investments in innovation, integration and global expansion. Actions taken during 2011 included:

•
The Board of Directors of Dow and Saudi Arabian Oil Company approved the building and operation of a world-scale, fully integrated chemical complex in Jubail Industrial City, Saudi Arabia. This joint venture, Sadara Chemical Company, will address rapid demand growth across a variety of end-markets, particularly those related to growing middle classes in developing regions.

•
Dow announced that one of its joint ventures with the SCG-Dow Group started up its new propylene oxide facility in Thailand. The world-scale plant uses innovative hydrogen peroxide to propylene oxide ("HPPO") technology jointly developed by Dow and BASF. The joint venture also began commercial operation of its new world-scale specialty elastomers plant in Thailand, enabling Dow to meet growing worldwide customer demand for a full range of elastomer products.

(1)
Excludes sales of the Salt business of Rohm and Haas Company divested on October 1, 2009, sales related to Total Raffinaderij Nederland N.V. ("TRN") divested on September 1, 2009, sales of a portion of the acrylic monomer and specialty latex businesses divested on January 25, 2010, sales of the Powder Coatings business divested on June 1, 2010, sales of Styron divested on June 17, 2010, and sales of the Polypropylene business divested on September 30, 2011.

•
Dow and Mitsui & Co., Ltd. announced the formation of a joint venture aimed at providing innovative and sustainable product solutions to the global high-performance flexible packaging, hygiene and medical end-markets. When completed, the joint venture is expected to be the world's largest integrated facility for the production of biopolymers made from renewable, sugarcane-derived ethanol, and will be Dow's largest investment in Brazil.

•	Dow and Ube Industries, Ltd. announced an agreement to form a joint venture to manufacture and market formulated electrolytes for lithium-ion batteries in energy storage applications.

•
Dow announced comprehensive plans to increase its ethylene and propylene production and further integrate feedstock opportunities from increasing supplies of shale gas into the Company's U.S. Gulf Coast operations. Dow also announced a memorandum of understanding with Range Resources Corporation to enter into a long-term ethane supply agreement from the Marcellus Region in southwest Pennsylvania to Dow's operations in Louisiana.

•	Dow AgroSciences and M.S. Technologies LLC announced a collaborative submission to the U.S. Department of Agriculture for approval of the first-ever, three-gene herbicide-tolerant soybean.

•
Dow completed the sale of its Polypropylene business to Braskem SA. The divestiture reflects Dow's disciplined and ongoing approach to portfolio management and its continuing strategy to shed low-margin commodity businesses.

•
Dow Coating Materials launched EVOQUE™ Pre-Composite Polymer Technology, a revolutionary development for paints and coatings that improves hiding efficiency and enables paint manufacturers to use up to 20 percent less titanium dioxide.

•
Dow launched ELITE™ Advanced Technology Polyethylene Resins, a proprietary technology that benefits film converters in high-value market segments, such as food and specialty packaging, as well as industrial and consumer packaging.

•
Dow launched DOW POWERHOUSE™ solar shingles to select U.S. markets, starting in Colorado and expanding into targeted states through 2012. In addition, the Company announced that D.R. Horton has entered into an agreement with Dow to be the first national homebuilder to offer DOW POWERHOUSE™ solar shingles on select new homes.

•
Dow AgroSciences received registration from the U.S. Environmental Protection Agency for REFUGE ADVANCED™ powered by SmartStax®, completing federal regulatory authorization in the United States and becoming the industry's first single-bag refuge solution for corn.

•
Dow received the 2012 Green Cross for Safety Medal from the National Safety Council in recognition of the Company's outstanding achievements in workplace safety, community service, environmental stewardship and responsible citizenship.

•
Dow was named as the first global partner of the United Nations-designated International Year of Chemistry and helped launch a year-long global celebration of the power of science to solve the world's most pressing challenges.

•	Dow's Board of Directors increased the dividend from $0.15 per common share to $0.25 per common share, a 67 percent increase, beginning in the second quarter of 2011.

•
Dow was named to the Dow Jones Sustainability World Index - the eleventh time the Company has received this recognition since the index was launched. In addition to improving its rating from last year, Dow achieved the highest score in the chemical sector for corporate governance.

Looking to 2012, Dow expects growth in emerging geographies to continue, driven by a broad range of leading end-markets such as agriculture, food and water. The Company projects that these geographies will continue to grow at a higher rate than developed geographies, although year-over-year comparisons will be subdued. Lingering challenges will persist in developed geographies, particularly Western Europe. Consequently, the Company's plans do not assume material improvements in end-market conditions for the first half of the year. Dow's downstream, market-driven businesses are positioned to capture value from improving North American feedstock dynamics, which are expected to take hold in the second half of 2012. Dow's success will continue to be driven by its transformed business portfolio, balanced geographic presence and investments in innovations aimed at the intersection of greatest societal need and business opportunity.

Dow’s results of operations and financial condition for the year ended December 31, 2011 are described in further detail in the following discussion and analysis.

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

The Company achieved its synergy targets related to the acquisition a full quarter ahead of schedule, with realized savings of $1.4 billion including increased purchasing power for raw materials; manufacturing and supply chain work process improvements; and the elimination of redundant corporate overhead for shared services and governance. The integration of Rohm and Haas was completed in the first quarter of 2011.

On July 31, 2009, the Company entered into a definitive agreement for the sale of certain acrylic monomer and specialty latex assets, as required by the United States Federal Trade Commission (“FTC”), for approval of the April 1, 2009 acquisition of Rohm and Haas (see Note E to the Consolidated Financial Statements). The transaction closed on January 25, 2010.

RESULTS OF OPERATIONS
Results of Rohm and Haas are included in the Company’s consolidated results from the April 1, 2009 acquisition forward. In order to provide the most meaningful comparison of results of operations, some of the comparisons made in this section to 2009 amounts are presented on a pro forma basis, reflecting the combination of Dow and Rohm and Haas assuming the transaction had been consummated on January 1, 2008.

Net sales for 2011 were $60.0 billion, up 12 percent from $53.7 billion in 2010. Compared with last year, price increased 13 percent and volume decreased 1 percent. The increase in price was largely driven by higher feedstock costs, and was most pronounced in Feedstocks and Energy (up 27 percent), Coatings and Infrastructure Solutions (up 13 percent), Performance Materials and Performance Plastics (each up 12 percent). Double-digit price increases were reported in all geographic areas, with significant gains in Europe, Middle East and Africa ("EMEA") (up 17 percent). The decline in volume reflected the impact of recent divestitures including: the Polypropylene business divested on September 30, 2011; the Styron business unit ("Styron") divested on June 17, 2010; the Powder Coatings business divested on June 1, 2010; and a portion of the acrylic monomer and specialty latex businesses divested on January 25, 2010. Excluding these divestitures, sales increased 18 percent, with volume up 4 percent and price up 14 percent. Volume improved in all segments except Coatings and Infrastructure Solutions (which was impacted by ongoing weak fundamentals in the construction industry), with the most pronounced increase in Agricultural Sciences (up 11 percent). Volume increased in all geographic areas, led by Latin America (up 9 percent) and Asia Pacific (up 6 percent). See Note E to the Consolidated Financial Statements for additional information concerning the Company's divestitures.

Net sales for 2010 were $53.7 billion, up 20 percent from reported net sales of $44.9 billion in 2009 and up 15 percent from pro forma net sales of $46.6 billion in 2009. Sales increased in 2010 across all segments and geographic areas, with higher prices contributing 13 percent of the improvement and increased volume adding 2 percent over 2009 pro forma results. The increase in price was largely driven by higher feedstock and energy costs, and was most pronounced in Feedstocks and Energy (up 28 percent), Performance Plastics (up 20 percent) and Performance Materials (up 12 percent). Double-digit price increases were reported in all geographic areas. Volume was mixed across the segments, with significant gains in Electronic and Functional Materials (up 20 percent) and Agricultural Sciences (up 11 percent) tempered by the impact of divestitures, which resulted in declines in Coatings and Infrastructure Solutions (down 3 percent) and Performance Plastics (down 3 percent). The Company’s divestitures in 2010 and 2009 included Styron divested on June 17, 2010; the Powder Coatings business divested on June 1, 2010; a portion of the acrylic monomer and specialty latex businesses divested on January 25,

2010; the Salt business of Rohm and Haas Company divested on October 1, 2009; and the Company’s ownership interest in Total Raffinaderij Nederland N.V. (“TRN”) divested on September 1, 2009. Excluding divestitures, volume increased 12 percent compared with 2009 on a pro forma basis, with volume improvement in all segments and geographic areas.

Sales in the United States accounted for 32 percent of total sales in 2011, 33 percent of total sales in 2010 and 32 percent of total sales in 2009. See the Sales Price and Volume tables at the end of the section titled “Segment Results” for details regarding the change in sales by operating segment and geographic area. In addition, sales and other information by operating segment and geographic area are provided in Note Y to the Consolidated Financial Statements.

Gross margin for 2011 was $9.0 billion, compared with $7.9 billion in 2010 and $5.7 billion in 2009. Compared with 2010, gross margin was positively impacted by higher selling prices, which more than offset a $4.3 billion increase in purchased feedstock and energy costs, lower operating rates, increases in other raw material costs and the unfavorable impact of currency on costs. In 2011, gross margin was reduced by $77 million in asset impairments and related costs in the Polyurethanes business (reflected in Performance Materials) and a $60 million warranty accrual adjustment related to an exited business (reflected in Coatings and Infrastructure Solutions). See Environmental Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations; and Notes K and N to the Consolidated Financial Statements for additional information concerning these matters.

In 2010, the improvement in gross margin compared with 2009 reflected higher selling prices, which more than offset a $5.0 billion increase in purchased feedstock and energy costs; increased volume in Electronic and Functional Materials, Agricultural Sciences, and other higher margin product lines; and significantly higher operating rates. In 2010, gross margin was reduced by a $50 million labor-related litigation matter (reflected in Corporate), and $91 million in asset impairments and related costs in the Polyurethanes business, the Epoxy business and Dow Automotive Systems (reflected in Performance Materials).

Gross margin in 2009 was negatively impacted by lower sales as a result of the downturn in the global economy and by a one-time increase in cost of sales of $209 million related to the fair value step-up of inventories acquired from Rohm and Haas, and sold in the second quarter of 2009. The increase was reflected in the operating segments as follows: $75 million in Electronic and Functional Materials, $81 million in Coatings and Infrastructure Solutions and $53 million in Performance Plastics. Gross margin in 2009 was also reduced by hedging losses of $56 million related to the sale of the Company's 45 percent ownership interest in Total Raffinaderij Nederland N.V. (“TRN”) (see Note E to the Consolidated Financial Statements), reflected in the Feedstocks and Energy segment.

Dow's global plant operating rate was 80 percent of capacity in 2011, compared with 83 percent in 2010 and 74 percent in 2009. Operating rates decreased in 2011 due to planned turnarounds and as the Company reduced production levels in the early part of the fourth quarter due to customer destocking. In 2010, operating rates improved from 2009, with both increased demand and actions taken by management to rationalize capacity through shutdowns and divestitures contributing to the improvement. In 2009, operating rates were down reflecting the downturn in the global economy.

Personnel count was 51,705 at December 31, 2011, up from 49,505 at December 31, 2010. Headcount increased from year-end 2010 primarily due to the hiring of additional employees to support the Company's growth initiatives. Personnel count at December 31, 2010 was down from 52,195 at December 31, 2009 primarily due to divestitures, including Styron, the Powder Coatings business and a portion of the Company's acrylic monomer and specialty latex businesses, as well as restructuring activities associated with the integration of Rohm and Haas and previously announced restructuring plans.

Research and development (“R&D”) expenses were $1,646 million in 2011, compared with $1,660 million in 2010 and $1,492 million in 2009. R&D expenses in 2011 were in line with the prior year as selected cost-reduction initiatives offset Dow's continued investment in its technology pipeline, with the most notable investments made in Agricultural Sciences, Electronic and Functional Materials, and Coatings and Infrastructure Solutions. In 2010, R&D expenses increased compared with 2009, due to the Company's planned spending on strategic corporate growth initiatives and continued investments in the Agricultural Sciences segment, partially offset by the elimination of R&D expenses related to the divestiture of Styron.

Selling, general and administrative (“SG&A”) expenses were $2,788 million in 2011, compared with $2,609 million in 2010 and $2,487 million in 2009. SG&A expenses increased 7 percent from 2010, as selling expenses increased in Electronic and Functional Materials and Agricultural Sciences to support new product launches and commercial activities. In 2010, SG&A expenses increased compared with 2009, as selling expenses for all segments increased commensurate with higher sales and due to the full-year impact of the Rohm and Haas acquisition in 2010.

The following table illustrates the relative size of the primary components of total production costs and operating expenses of Dow. More information about each of these components can be found in other sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, Notes to the Consolidated Financial Statements, and Part II, Item 6. Selected Financial Data.

Production Costs and Operating Expenses
Cost components as a percent of total	2011	2010	2009
Hydrocarbon feedstocks and energy	42%	41%	35%
Salaries, wages and employee benefits	13	14	15
Maintenance	4	4	3
Depreciation	4	5	5
Restructuring charges	—	—	2
Supplies, services and other raw materials	37	36	40
Total	100%	100%	100%

Amortization of intangibles was $496 million in 2011, $509 million in 2010 and $399 million in 2009. Amortization of intangibles in 2010 increased from 2009 due to the full-year impact of the amortization of intangible assets acquired from Rohm and Haas. See Notes D and I to the Consolidated Financial Statements for additional information regarding the acquisition of Rohm and Haas and goodwill and other intangible assets.

The Company performs annual goodwill impairment tests during the fourth quarter of the year. During the fourth quarter of 2011, the Company performed qualitative testing for all reporting units carrying goodwill. As a result of this testing, no goodwill impairments were identified. During the fourth quarter of 2010, no impairment indicators related to the carrying value of goodwill were identified. During the fourth quarter of 2009, the goodwill associated with the Dow Haltermann business unit was impaired. The impairment was based on a review performed by management in which discounted cash flows did not support the carrying value of the goodwill. As a result, the Company recorded a goodwill impairment loss of $7 million, impacting the Performance Materials segment. See Note I to the Consolidated Financial Statements for additional information regarding goodwill and the impairment tests conducted in each year.

During 2010, the Company recorded adjustments of $29 million to the 2009 restructuring charge for additional asset impairments, exit and disposal activities, and severance; and adjustments of $3 million to the 2008 restructuring charge to reduce the severance reserve. The adjustments were shown as "Restructuring charges" in the consolidated statements of income and were reflected in Electronic and Functional Materials ($8 million charge), Coatings and Infrastructure Solutions ($20 million charge) and Corporate ($2 million credit).
In June 2009, Dow's Board of Directors approved a restructuring plan that incorporated actions related to the Company's acquisition of Rohm and Haas as well as additional actions to advance the Company's strategy and to respond to continued weakness in the global economy. The restructuring plan included the shutdown of a number of facilities and a global workforce reduction. As a result, the Company recorded restructuring charges totaling $677 million in the second quarter of 2009, which included asset write-downs and write-offs of $454 million, severance costs of $155 million and costs associated with exit or disposal activities of $68 million. The impact of the charges was shown as “Restructuring charges” in the consolidated statements of income and was reflected in the Company's segment results as follows: $48 million in Electronic and Functional Materials, $262 million in Coatings and Infrastructure Solutions, $2 million in Performance Materials, $1 million in Performance Plastics and $140 million in Feedstocks and Energy, with the remaining $224 million in Corporate.

During 2009, the Company recorded the following adjustments to its restructuring plans: in the first quarter of 2009, the Company recorded additional severance of $19 million related to 2008 restructuring activities, reflected in Corporate; in the second quarter of 2009, the Company recorded a $15 million reduction in the 2007 restructuring reserve, reflected in the Agricultural Sciences segment; and in the fourth quarter of 2009, the Company recorded a $5 million reduction to the 2007 restructuring reserve and $13 million in additional charges related to the 2009 restructuring activities, both reflected in Corporate.

See Note C to the Consolidated Financial Statements for details on the restructuring charges.

During 2009, a charge of $7 million was recorded for purchased in-process research and development (“IPR&D”) related to the purchase of lithium-ion battery technology by the Ventures business, impacting Corporate. See Note D to the Consolidated Financial Statements for information regarding this charge.

Charges totaling $31 million in 2011, $143 million in 2010 and $166 million in 2009 were recorded for integration costs, legal expenses and other transaction costs related to the acquisition of Rohm and Haas; these charges were reflected in Corporate. In 2009, the Company also recorded $60 million in acquisition-related retention costs. These costs were recorded in “Cost of sales,” “Research and development expenses,” and “Selling, general and administrative expenses” in the consolidated statements of income and reflected in Corporate. The integration of Rohm and Haas was completed in the first quarter of 2011.

Following the completion of a study to review Union Carbide's asbestos claim and resolution activity in December of 2010, Union Carbide decreased its asbestos-related liability for pending and future claims (excluding future defense and processing costs) by $54 million in the fourth quarter of 2010. The reduction was shown as “Asbestos-related credit” in the consolidated statements of income and was reflected in Corporate. See Asbestos-Related Matters of Union Carbide Corporation in Other Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations; and Note N to the Consolidated Financial Statements for additional information.
Dow’s share of the earnings of nonconsolidated affiliates in 2011 was $1,223 million, compared with $1,112 million in 2010 and $630 million in 2009. In 2011, equity earnings increased to a new Company record as improved earnings at MEGlobal, The Kuwait Olefins Company K.S.C. and Univation Technologies, LLC more than offset declines at SCG-Dow Group, Dow Corning Corporation ("Dow Corning"), Map Ta Phut Olefins Company Limited and EQUATE Petrochemical Company K.S.C. ("EQUATE"). Equity earnings for 2011 also included a $86 million gain related to cash collected on a previously impaired note receivable related to Equipolymers (reflected in Performance Plastics). In 2010, increased earnings at Dow Corning, EQUATE, MEGlobal, The Kuwait Olefins Company K.S.C. and The Kuwait Styrene Company K.S.C. more than offset a decline in earnings resulting from the September 2009 divestitures of the Company's ownership interests in TRN and the OPTIMAL Group of Companies (“OPTIMAL”), and the June 2010 divestiture of the Company's ownership interest in Americas Styrenics LLC. Equity earnings for 2009 were negatively impacted by a $65 million impairment charge related to Equipolymers and the Company's $29 million share of a restructuring charge related to Dow Corning. In 2009, equity earnings declined, reflecting the overall decrease in global demand and poor economic conditions, with EQUATE, Dow Corning and OPTIMAL reporting the largest declines. Improved results were reported by The Kuwait Olefins Company K.S.C. in 2009 following the successful startup of additional production capacity for ethylene oxide/ethylene glycol and increased production of ethylene in support of additional polyethylene capacity. See Note H to the Consolidated Financial Statements for additional information on nonconsolidated affiliates. See Note E to the Consolidated Financial Statements for additional information concerning the Company's divestitures.

On July 25, 2011, the Company and Saudi Arabian Oil Company (“Saudi Aramco”) announced that the Board of Directors of both companies had approved the formation of a joint venture, Sadara Chemical Company (“Sadara”), to build and operate a world-scale, fully integrated chemicals complex in Jubail Industrial City, Kingdom of Saudi Arabia. On October 8, 2011, the Shareholders' Agreement was signed. Comprised of 26 manufacturing units, building on Saudi Aramco's project management and execution expertise, and utilizing many of Dow's industry leading technologies, the complex will be one of the world's largest integrated chemical facilities, and the largest ever built in a single phase. The complex will possess flexible cracking capabilities and will produce over 3 million metric tons of high value-added chemical products and performance plastics, capitalizing on rapidly growing end-markets in energy, transportation, infrastructure and consumer products. Construction began immediately and the first production units are expected to come on-line in the second half of 2015, with all units expected to be up and running in 2016. Sadara is expected to deliver annual revenues of approximately $10 billion within a few years of operation. Total project investment, including third-party investments, is expected to be approximately $20 billion. In addition to equity from the partners, Export Credit Agencies and financial institutions will provide project financing to Sadara.

Sundry income (expense) - net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income (expense) - net for 2011 was net expense of $316 million, compared with net income of $125 million in 2010 and net income of $891 million in 2009. In 2011, sundry income (expense) - net included a $482 million loss on the early extinguishment of debt (reflected in Corporate), a $42 million loss on the sale of a contract manufacturing business (reflected in Performance Materials) and losses on foreign currency exchange, partially offset by a small gain on the divestiture of the Polypropylene business (reflected in Performance Plastics) and gains on other small divestitures and asset sales, $25 million of dividend income received from the Company's ownership interest in Styron (reflected in Corporate), gains from the mark-to-market of trading securities, favorable working capital adjustments from prior divestitures, and a gain from the consolidation of a joint venture.

In 2010, sundry income (expense) - net included a net $27 million gain on the Styron divestiture, reflected in the following operating segments: Performance Materials ($20 million) and Performance Plastics ($7 million). In addition to the net gain on the Styron divestiture, sundry income (expense) - net for 2010 included net gains on several other divestitures, partially offset by a loss of $46 million related to the early extinguishment of debt and a charge of $47 million for an obligation related to a past divestiture (both reflected in Corporate).

Sundry income (expense) - net in 2009 included a gain of $513 million on the sale of the Company's ownership interest in TRN and related inventory on September 1, 2009 (reflected in Feedstocks and Energy) and a gain of $339 million on the sale of the Company's ownership interest in OPTIMAL on September 30, 2009 (reflected in Performance Materials ($146 million) and Feedstocks and Energy ($193 million)). Sundry income (expense) - net in 2009 was reduced by a loss of $56 million related to the Company's early extinguishment of debt in the third quarter of 2009 (reflected in Corporate). See Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations; and Note P to the Consolidated Financial Statements for additional information on the Company's early extinguishment of debt. See Note E to the Consolidated Financial Statements for additional information concerning the Company's divestitures.

Net interest expense (interest expense less capitalized interest and interest income) was $1,301 million in 2011, down from $1,436 million in 2010, reflecting the impact of redemption of certain notes and InterNotes during the year. In 2010, net interest expense decreased compared with net interest expense of $1,532 million in 2009, reflecting lower debt financing costs. Interest income was $40 million in 2011, up slightly from $37 million in 2010 and $39 million in 2009. Interest expense (net of capitalized interest) and amortization of debt discount totaled $1,341 million in 2011, $1,473 million in 2010 and $1,571 million in 2009. See Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding debt financing activity.

The provision for income taxes was $817 million in 2011, compared with $481 million in 2010 and a credit of $97 million in 2009. The Company's effective tax rate fluctuates based on, among other factors, where income is earned, reinvestment assertions regarding earned income and the level of income relative to tax credits available. For example, as the percentage of foreign sourced income increases, the Company's effective tax rate declines. The Company's tax rate is also influenced by the level of equity earnings, since most of the earnings from the Company's equity company investments are taxed at the joint venture level.

The tax rate for 2011 was negatively impacted by a $264 million valuation allowance recorded in the fourth quarter of 2011. The valuation allowance was recorded against the deferred tax assets of two Dow entities in Brazil. As a result of the global recession in 2008-2009, coupled with rapidly deteriorating isocyanate industry conditions and increasing local costs, these two entities were in a three-year cumulative pretax operating loss position at December 31, 2011. While the Company expects to realize the tax loss carryforwards generated by these operating losses based on several factors - including forecasted margin expansion resulting from improving economic conditions, higher industry growth rates in Brazil, improving Dow operating rates, and a restructuring of legal entities to maximize the use of existing tax loss carryforwards - Dow was unable to overcome the negative evidence of recent cumulative operating losses; and at December 31, 2011, the Company could not assert it was more likely than not that it will realize its deferred tax assets in the two Brazilian entities. Accordingly, the Company established the valuation allowance against the deferred tax assets of these companies in the fourth quarter of 2011. If in the future, as a result of the Company's plans and expectations, one or both of these entities generates sufficient profitability such that the evaluation of the recoverability of the deferred tax assets changes, the valuation allowance could be reversed in whole or in part in a future period.

The tax rate for 2011 was positively impacted by a high level of equity earnings as a percentage of total earnings, earnings in foreign locations taxed at rates less than the U.S. statutory rate, the sale of a contract manufacturing business and the reorganization of a joint venture. These factors, combined with the Brazil valuation allowance, resulted in an effective tax rate of 22.7 percent for 2011.

In 2010, the effective tax rate was 17.2 percent and was positively impacted by a high level of equity earnings as a percentage of total earnings, the release of a tax valuation allowance, a tax law change, and improved financial results in jurisdictions with tax rates that are lower than the U.S. statutory rate. In 2009, the effective tax rate was negative 20.7 percent, and was reduced by several factors: a significantly higher level of equity earnings as a percent of total earnings, favorable accrual-to-return adjustments in various geographies, the recognition of domestic losses and an improvement in financial results in jurisdictions with tax rates that are lower than the U.S. statutory rate.

On June 30, 2009, the Company sold the Calcium Chloride business and recognized a $162 million pretax gain. The results of operations related to the Calcium Chloride business have been reclassified and reported as income from discontinued operations. Income from discontinued operations (net of income taxes) was $110 million ($0.10 per share) in 2009.
Net income attributable to noncontrolling interests was $42 million in 2011, $11 million in 2010 and $28 million in 2009. Net income attributable to noncontrolling interests was higher in 2011 compared with 2010, reflecting improved results in certain affiliates, primarily in the Electronic and Functional Materials, Agricultural Sciences and Performance Materials segments. Net income attributable to noncontrolling interests declined in 2010 compared with 2009 as a result of the July 2009 redemption of the Tornado Finance V.O.F. preferred partnership units. See Note S and U to the Consolidated Financial Statements for additional information concerning these noncontrolling interests.

Preferred stock dividends of $340 million were recognized in 2011 and 2010. These dividends related to the Company's Cumulative Convertible Perpetual Preferred Stock, Series A ("Series A"). In 2009, preferred stock dividends of $312 million were recognized, $255 million of the dividends related to Series A, and $57 million related to the Cumulative Perpetual Preferred Stock, Series B and Cumulative Convertible Perpetual Preferred Stock, Series C, both of which were retired in the second quarter of 2009. See Notes V and W to the Consolidated Financial Statements for additional information.

Net income available for common stockholders was $2,402 million ($2.05 per share) in 2011, compared with $1,970 million ($1.72 per share) in 2010 and $336 million ($0.32 per share) in 2009.

The following table summarizes the impact of certain items recorded in 2011, 2010 and 2009:

Certain Items Impacting Results	Pretax Impact (1)			Impact on Net Income (2)			Impact on EPS (3)
In millions, except per share amounts	2011	2010	2009	2011	2010	2009	2011	2010		2009
Cost of sales:
One-time increase in cost of sales related to fair valuation of Rohm and Haas inventories	$—	$—	$(209)	$—	$—	$(132)	$—	$—		$(0.13)
Labor-related litigation matter	—	(50)	—	—	(33)	—	—	(0.03)		—
Asset impairments and related costs	(77)	(91)	—	(51)	(72)	—	(0.05)	(0.06)		—
Warranty accrual adjustment of exited business	(60)	—	—	(38)	—	—	(0.03)	—	—	—
Goodwill impairment loss	—	—	(7)	—	—	(7)	—	—		(0.01)
Restructuring charges	—	(26)	(689)	—	(14)	(466)	—	(0.02)		(0.45)
Purchased in-process research and development charge	—	—	(7)	—	—	(5)	—	—		(0.01)
Transaction, integration and other acquisition costs	(31)	(143)	(226)	(20)	(93)	(170)	(0.02)	(0.08)		(0.16)
Asbestos-related credit	—	54	—	—	34	—	—	0.03		—
Equity in earnings of nonconsolidated affiliates:
Dow Corning restructuring	—	—	(29)	—	—	(27)	—	—		(0.03)
Equipolymers impairment	—	—	(65)	—	—	(65)	—	—		(0.06)
Gain on collection of impaired note receivable	86	—	—	86	—	—	0.07	—		—
Sundry income (expense) - net:
Net gain on sale of TRN (4)	—	—	457	—	—	321	—	—		0.29
Gain on sale of OPTIMAL	—	—	339	—	—	198	—	—		0.18
Gain (Loss) on divestiture of Styron	—	27	—	—	(56)	—	—	(0.04)		—
Obligation related to past divestiture	—	(47)	—	—	(30)	—	—	(0.03)		—
Gain (Loss) on sale of contract manufacturing business	(42)	—	—	44	—	—	0.04	—		—
Loss on early extinguishment of debt	(482)	(46)	(56)	(314)	(29)	(36)	(0.27)	(0.02)		(0.03)
Tax valuation allowance	—	—	—	(264)	—	—	(0.23)	—		—
Total	$(606)	$(322)	$(492)	$(557)	$(293)	$(389)	$(0.49)	$(0.25)		$(0.41)

(1)	Impact on “Income from Continuing Operations Before Income Taxes.”

(2)	Impact on “Net Income from Continuing Operations.”

(3)	Impact on “Net income from continuing operations available for common stockholders - Earnings per common share – diluted.”

(4)	Consists of a $513 million gain in “Sundry income (expense) – net” and hedging losses of $56 million in “Cost of sales.”

SEGMENT RESULTS
Beginning in the third quarter of 2011, the Company changed its reportable segments due to recent changes in the Company's organization. Following are the new segments:

•	Electronic and Functional Materials

•	Coatings and Infrastructure Solutions

•	Agricultural Sciences

•	Performance Materials

•	Performance Plastics

•	Feedstocks and Energy

The reporting changes are retrospectively reflected in the following discussion of segment results for all periods presented.

The reported results by operating segment can be found in Note Y to the Consolidated Financial Statements. The Company uses EBITDA (which Dow defines as earnings (i.e. "Net Income") before interest, income taxes, depreciation and amortization) as its measure of profit/loss for segment reporting purposes. EBITDA by operating segment includes all operating items relating to the businesses, except depreciation and amortization; items that principally apply to the Company as a whole are assigned to Corporate. Note Y also includes a reconciliation of EBITDA to “Income from Continuing Operations Before Income Taxes.”

In order to provide the most meaningful comparison of results by operating segment, the following discussion and analysis compares actual results for 2011 to 2010 as well as actual results for 2010 to actual results for the last nine months of 2009 plus pro forma historical results for the first quarter of 2009. The unaudited pro forma historical segment information is based on the historical consolidated financial statements and accompanying notes of both Dow and Rohm and Haas and was prepared to illustrate the effects of the Company’s acquisition of Rohm and Haas, assuming the acquisition of Rohm and Haas had been consummated on January 1, 2008. In addition, the unaudited pro forma historical segment information reflects the impact of increased depreciation and amortization expense resulting from the fair valuation of assets acquired from Rohm and Haas assuming that the transaction had been consummated on January 1, 2008.

The unaudited pro forma historical segment information, prepared following the April 1, 2009 acquisition of Rohm and Haas, is not necessarily indicative of the results of operations that would have actually occurred had the acquisition been completed as of the date indicated, nor is it indicative of the future operating results of the combined company. The unaudited pro forma historical segment information does not reflect events that occurred after the acquisition of Rohm and Haas, including the realization of operating cost savings (synergies) or restructuring activities or other costs related to the integration of Rohm and Haas, and does not consider potential impacts of current market conditions on revenues, expense efficiencies or asset dispositions (with the exception of the sale of Dow’s Calcium Chloride business).

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

In addition, due to the completion of several divestitures (see Note E to the Consolidated Financial Statements), the change in sales volume from 2010 excluding divestitures is also provided by operating segment, where applicable. Sales excluding divestitures exclude the sales of the Polypropylene business divested on September 30, 2011, sales of Styron divested on June 17, 2010, sales of the Powder Coatings business divested on June 1, 2010, and sales of a portion of the acrylic monomer and specialty latex businesses divested on January 25, 2010.

ELECTRONIC AND FUNCTIONAL MATERIALS
The Electronic and Functional Materials segment consists of two businesses – Dow Electronic Materials and Functional Materials – and includes a portion of the Company’s share of the results of Dow Corning Corporation, a joint venture of the Company. Dow Electronic Materials is a leading global supplier of materials for chemical mechanical planarization; materials used in the production of electronic displays, including brightness films, diffusers, metalorganic light emitting diode precursors and organic light emitting diode materials; products and technologies that drive leading edge semiconductor design; materials used in the fabrication of printed circuit boards; and integrated metallization processes critical for interconnection, corrosion resistance, metal finishing and decorative applications. These enabling materials are found in applications such as consumer electronics, flat panel displays and telecommunications. Dow Electronic Materials includes Display Technologies, Growth Technologies, Interconnect Technologies and Semiconductor Technologies. Functional Materials is a portfolio of businesses characterized by a vast global footprint, a broad array of unique chemistries, multi-functional ingredients and technology capabilities, combined with key positions in the pharmaceuticals; food, home and personal care; and industrial specialties. These technology capabilities and market platforms enable the businesses to develop innovative solutions that address modern societal needs for clean water and air; material preservation; and improved health care, disease prevention, nutrition and wellness. Functional Materials includes Dow Home and Personal Care, Dow Microbial Control, Dow Wolff Cellulosics and Performance Additives.

Electronic and Functional Materials Actual Results In millions	2011	2010	2009
Sales	$4,599	$4,203	$3,074
EBITDA	$1,084	$1,052	$654

Electronic and Functional Materials 2011 Actual Versus 2010 Actual 2010 Actual Versus 2009 Pro Forma In millions	2011	2010	2009
Sales	$4,599	$4,203	$3,509
Price change from comparative period	6%	—%	(4)%
Volume change from comparative period	3%	20%	(16)%
Equity earnings	$104	$106	$79
EBITDA	$1,084	$1,052	$656
Certain items impacting EBITDA	$—	$(8)	$(131)

2011 Actual Versus 2010 Actual
Electronic and Functional Materials sales were $4,599 million for 2011, up from $4,203 million in 2010. Sales increased
9 percent, with price up 6 percent (with approximately one-third of the increase due to currency) and volume up 3 percent. Price increased in all geographic areas and most major business units in response to increasing raw material costs. Volume increased across all geographic areas, except EMEA, driven by higher demand for consumer electronics, specialty polymers and specialty cellulosics used in food and pharmaceutical applications that more than offset lower demand for home and personal care products. EBITDA for 2011 was $1,084 million, up from $1,052 million in 2010. EBITDA improved from last year as price increases and volume growth more than offset higher raw material costs, higher SG&A expenses, increased investment in growth initiatives and slightly lower earnings from Dow Corning. EBITDA in 2010 was negatively impacted by an $8 million adjustment to the 2009 restructuring charge related to the closure of a small manufacturing facility.

Dow Electronic Materials sales in 2011 were up 9 percent from 2010, driven by higher volume, especially in Asia Pacific and EMEA, primarily due to higher demand for materials used in the production of organic light emitting diodes and other materials used in flat panel and mobile displays. While semiconductor foundry utilization rates across the industry decreased in 2011, reducing the demand for chemical mechanical planarization pads ("CMP"), demand for metal organic products and polishing CMP slurries increased. Demand for advanced photoresists and advanced chip packaging used in personal computer memory applications and circuit boards also increased.

Functional Materials sales in 2011 were up 10 percent from 2010, as price increases more than offset a slight decline in volume. Price increased in all geographic areas and all major businesses driven by higher raw material costs. Volume was down slightly as a result of lower demand for home and personal care products (primarily in EMEA), more than offsetting increased global demand for specialty polymers and cellulosics used in food and pharmaceutical applications.

2010 Actual Versus 2009 Pro Forma
Electronic and Functional Materials sales were $4,203 million for 2010, up 20 percent from $3,509 million in 2009, entirely due to volume. Volume was strong across all geographic areas and all businesses, reflecting improved economic conditions in the food and nutrition, personal care and electronics industries. Prices were flat for the segment, as competitive pricing pressure on more mature products was countered by the introduction of new products with higher margins and targeted price increases in response to escalating raw materials costs. EBITDA for 2010 was $1,052 million, a significant increase from $656 million in 2009, primarily due to higher volume and higher equity earnings from Dow Corning. Results for 2010 were negatively impacted by an $8 million adjustment to the 2009 restructuring charge related to the closure of a small manufacturing facility. EBITDA for 2009 was negatively impacted by an increase in cost of sales of $75 million related to the fair valuation of Rohm and Haas inventories, restructuring charges of $48 million (see Note C to the Consolidated Financial Statements) and $8 million of the Company's share of a restructuring charge recognized by Dow Corning.

Dow Electronic Materials sales in 2010 were up 29 percent from 2009, driven by higher volume, especially in Asia Pacific, primarily due to strong underlying demand in the electronics industry and new product introductions. Semiconductor foundry utilization rates across the industry improved significantly compared with 2009 and were running in excess of 90 percent throughout most of 2010, supporting higher demand for CMP and materials used in printed circuit boards. Demand for liquid crystal display chemicals and film materials that replace glass used in plasma display panels also increased. New product launches and strategic customer wins helped drive a 39 percent volume growth for Dow Electronic Materials in Asia Pacific.

Functional Materials sales in 2010 were up 13 percent from 2009, entirely related to volume. Volume increased in all geographic areas and all major businesses due to higher demand for specialty biocides and cellulosics used in food, nutrition and personal care products.

Electronic and Functional Materials Outlook for 2012
Electronic and Functional Materials sales are expected to increase in 2012, driven by continued demand growth in the electronics and health care industries, especially in emerging geographies. Equity earnings from Dow Corning are expected to be lower in 2012, as challenges in the polysilicon industry are expected to compress margins.

Dow Electronic Materials sales volume is expected to increase, driven by higher demand in electronics end-markets, especially tablets and smartphones, and by new product launches and strategic customer wins. The pace of growth is expected to be modest in the first half and more robust in the latter part of the year.

Functional Materials sales are expected to increase, especially in emerging geographies, due to higher demand for specialty biocides used in personal care, cosmetics applications and cellulosics used in food and pharmaceutical applications.

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

Coatings and Infrastructure Solutions Actual Results In millions	2011	2010	2009
Sales	$7,200	$6,596	$5,598
EBITDA	$1,167	$1,230	$604

Coatings and Infrastructure Solutions 2011 Actual Versus 2010 Actual 2010 Actual Versus 2009 Pro Forma In millions	2011	2010	2009
Sales	$7,200	$6,596	$6,243
Price change from comparative period	13%	9%	(9)%
Volume change from comparative period	(4)%	(3)%	(16)%
Volume change, excluding divestitures	(1)%	7%	N/A
Equity earnings	$321	$343	$215
EBITDA	$1,167	$1,230	$648
Certain items impacting EBITDA	$(60)	$(20)	$(364)

2011 Actual Versus 2010 Actual
Coatings and Infrastructure Solutions sales were $7,200 million in 2011, up from $6,596 million in 2010. Sales increased
9 percent with price improving 13 percent and volume decreasing 4 percent. The increase in price was broad-based, with double-digit gains across all geographic areas, more than offsetting higher feedstock and other raw material costs. Volume was lower primarily due to the June 1, 2010 divestiture of the Powder Coatings business and the FTC required divestiture of certain acrylic monomer and specialty latex assets on January 25, 2010. Excluding these divestitures, volume was down 1 percent compared with 2010. Dow Building and Construction sales were higher as prices increased in response to rising raw material costs. Volume improved slightly as higher demand for construction materials in Latin America and Asia Pacific was offset by continued weak demand in the North American housing and construction industries. Dow Coating Materials sales increased due to higher prices which more than offset a decrease in volume due to lower demand for architectural and industrial coatings driven by weak residential construction conditions, and lower home improvement spending in North America and Europe. Dow Water and Process Solutions sales were higher across all geographic areas, especially in EMEA and Asia Pacific (most notably in Greater China), driven by increased demand for ion exchange resins and reverse osmosis membranes used in industrial water purification projects. Performance Monomers sales increased due to higher prices, with double-digit increases across all geographic areas and products. Volume decreased in all geographic areas except Asia Pacific, as the business shed low margin contracts to free up capacity for internal supply.

EBITDA for 2011 was $1,167 million, down from $1,230 million in 2010. EBITDA was negatively impacted in 2011 by a $60 million charge for a warranty accrual adjustment related to an exited business. Results in 2010 were negatively impacted by $15 million in adjustments to the 2009 restructuring plan and $5 million in restructuring charges related to the divestiture of the specialty latex assets. Compared with last year, higher selling prices were offset by higher feedstock and other raw material costs, lower volume, ongoing investment in DOW POWERHOUSE™ solar shingle, slightly lower equity earnings from Dow Corning, and the absence of earnings from divested businesses. See Notes C and D to the Consolidated Financial Statements for additional information on restructuring charges and the acquisition of Rohm and Haas.

2010 Actual Versus 2009 Pro Forma
Coatings and Infrastructure Solutions sales were $6,596 million for 2010, up 6 percent from $6,243 million in 2009. Compared with 2009, price was up 9 percent, while volume declined 3 percent. Price improved in all geographic areas. The price improvement was most pronounced in Performance Monomers, driven by higher raw material costs, and Dow Coating Materials, where raw material supply constraints led to a favorable pricing environment during 2010. Volume declined due to the FTC required divestiture of a certain acrylic monomer and specialty latex assets on January 25, 2010 (related to the April 1, 2009 acquisition of Rohm and Haas) and the June 1, 2010 divestiture of the Powder Coatings business. Excluding these divestitures, volume increased 7 percent compared with 2009. The increase in volume was primarily driven by Performance Monomers as well as higher demand for insulation products, ion exchange resins and reverse osmosis membranes.

EBITDA for 2010 was $1,230 million, up from $648 million in 2009. Compared with 2009, higher prices, improved operating rates, lower SG&A expenses and higher equity earnings from Dow Corning more than offset increases in raw material costs. EBITDA was negatively impacted in 2010 by $15 million in adjustments to the 2009 restructuring plan and $5 million in restructuring charges related to the divestiture of the specialty latex assets. EBITDA for 2009 was negatively impacted by $262 million of restructuring charges primarily related to the Company’s actions to optimize facilities following the acquisition of Rohm and Haas, an increase in cost of sales of $81 million related to the fair valuation of Rohm and Haas inventories and $21 million of the Company's share of a restructuring charge recognized by Dow Corning.

Coatings and Infrastructure Solutions Outlook for 2012
Coatings and Infrastructure Solutions sales are expected to grow in 2012. Dow Building and Construction sales are expected to increase driven by higher demand in insulation products and construction chemicals in emerging geographies and modest growth in North America, offsetting declines in Western Europe impacted by macroeconomic concerns. Volume growth is expected from increased sales of DOW POWERHOUSE™ solar shingle, which is expected to be in line with the gradual recovery of new residential and commercial construction in the United States. Dow Coating Materials sales are also expected to increase, especially in emerging geographies, driven by higher demand for architectural coating and by improved hiding capabilities in paint from EVOQUE™ Pre-Composite Polymer Technology. Dow Water and Process Solutions sales are expected to increase in all geographic areas, driven by higher demand for ion exchange resins and reverse osmosis membranes used in large industrial water desalination and purification projects. Performance Monomers sales are expected to increase driven by improved end-market conditions, especially in adhesives, coatings, and cleaning applications. Equity earnings from Dow Corning are expected to be lower in 2012, as challenges in the polysilicon industry are expected to compress margins.

AGRICULTURAL SCIENCES
Dow AgroSciences is a global leader in providing agricultural crop protection and plant biotechnology products, pest management solutions and healthy oils. The business invents, develops, manufactures and markets products for use in agriculture, industrial and commercial pest management, and food service.

Agricultural Sciences Actual Results In millions	2011	2010	2009
Sales	$5,655	$4,869	$4,522
EBITDA	$913	$640	$573

Agricultural Sciences 2011 Actual Versus 2010 Actual 2010 Actual Versus 2009 Pro Forma In millions	2011	2010	2009
Sales	$5,655	$4,869	$4,537
Price change from comparative period	5%	(4)%	(6)%
Volume change from comparative period	11%	11%	4%
Equity earnings	$4	$2	$2
EBITDA	$913	$640	$577
Certain items impacting EBITDA	$—	$—	$15

2011 Actual Versus 2010 Actual
Agricultural Sciences sales were $5,655 million in 2011, up 16 percent from $4,869 million in 2010, and a new sales record for the segment. Compared with 2010, volume increased 11 percent and price increased 5 percent, with approximately one-third of the price increase due to currency. All geographic areas reported sales growth and new sales records. Sales were particularly strong in Latin America, driven by a 22 percent increase in volume and a 9 percent increase in price. Double-digit sales growth was reported in the Agricultural Chemicals and Seeds, Traits and Oils business platforms. Seeds, Traits and Oils reported a 27 percent increase in volume, reflecting the ramp up of SmartStax® technology and continued growth in the corn, soybean and cotton seed businesses. New agricultural chemicals products also reported strong volume growth, up 18 percent, with pyroxsulam cereal herbicide, penoxsulam rice herbicide and spinetoram insecticide all reporting double-digit growth. In addition, AgroFresh reported double-digit volume growth in all geographic areas.

EBITDA for 2011 was $913 million, compared with $640 million in 2010. EBITDA increased as strong volume gains in the Seeds, Traits and Oils business, new agricultural chemical product sales, and price increases more than offset the negative impact of currency on costs and increased investment in R&D and SG&A to support growth initiatives.

2010 Actual Versus 2009 Pro Forma
Agricultural Sciences sales were a record $4,869 million in 2010, up from $4,537 million in 2009. Sales increased 7 percent, with volume up 11 percent and price down 4 percent. With the launch of SmartStax® technology, growth in the corn, soybean and cotton portfolios, and new seed acquisitions, the Seeds, Traits and Oils business reported a 25 percent increase in volume. New agricultural chemicals products also posted strong volume growth, increasing 34 percent as pyroxsulam cereal herbicide sales doubled, and penoxsulam rice herbicide, aminopyralid range and pasture herbicide and spinetoram insecticide recorded double-digit growth. The price decline from 2009 was the result of continued generic competition in commodity agricultural chemicals. AgroFresh reported modest volume growth in all geographic areas in 2010.

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

Agricultural Sciences Outlook for 2012
Agricultural Sciences sales for 2012 are expected to grow above the levels achieved in 2011. A continuation of 2011 industry momentum is anticipated as strong global demand for agricultural products, sustained higher levels of farmer profitability and favorable crop commodity prices fuel optimism. The Seeds, Traits and Oils business is expected to continue to benefit from SmartStax® technology, a strong corn sales forecast in the Americas and increased customer demand for cotton seed and healthy oils. Agricultural chemicals is expected to experience continued growth with the launch of sulfoxaflor insecticide and increased demand for new agrichemical products, including pyroxsulam, spinetoram, penoxsulam and aminopyralid. Investments in technology, capacity and geographic reach in the Seeds, Traits and Oils business will remain a priority.

PERFORMANCE MATERIALS
The Performance Materials segment consists of the following businesses: Amines; Chlorinated Organics; Dow Automotive Systems; Dow Formulated Systems; Dow Plastic Additives; Epoxy; Oxygenated Solvents; Polyglycols, Surfactants and Fluids; Polyurethanes; Dow Haltermann (which was fully divested by December 31, 2011); and Dow Oil and Gas. These businesses produce a wide variety of products with a broad range of applications – adhesives, aircraft and runway deicing fluids, automotive interiors and exteriors, carpeting, footwear, home furnishings, mattresses, personal care products, transportation, waterproofing membranes and wind turbines. The segment also includes a portion of the results of the SCG-Dow Group, joint ventures of the Company.
On June 17, 2010, Dow sold Styron to an affiliate of Bain Capital Partners. Businesses and products sold within the Performance Materials segment included Emulsion Polymers (styrene-butadiene latex); Synthetic Rubber; and certain products from Dow Automotive Systems; all of which were reported in the Performance Materials segment through the date of the divestiture. On September 30, 2009, the Company completed the sale of its ownership interest in the OPTIMAL Group of Companies, nonconsolidated affiliates, to Petroliam Nasional Berhad; a portion of the results were reported in the Performance Materials segment through the date of the divestiture. See Note E to the Consolidated Financial Statements for additional information on these divestitures.

Performance Materials Actual Results In millions	2011	2010	2009
Sales	$14,647	$13,957	$11,780
EBITDA	$1,748	$1,714	$1,568

Performance Materials 2011 Actual Versus 2010 Actual 2010 Actual Versus 2009 Pro Forma In millions	2011	2010	2009
Sales	$14,647	$13,957	$11,900
Price change from comparative period	12%	12%	(15)%
Volume change from comparative period	(7)%	5%	(14)%
Volume change, excluding divestitures	1%	15%	N/A
Equity earnings (loss)	$(31)	$16	$46
EBITDA	$1,748	$1,714	$1,567
Certain items impacting EBITDA	$(119)	$(71)	$137

2011 Actual Versus 2010 Actual
Performance Materials sales were $14,647 million in 2011, up 5 percent from $13,957 million in 2010. Compared with 2010, price increased 12 percent as significant increases in feedstock and other raw material costs drove double-digit price increases in all geographic areas and most businesses. Increases were particularly strong in Chlorinated Organics due to increased pricing in refrigerants, fluoropolymers and solvent applications. Compared with last year, volume declined 7 percent, reflecting the sale of Emulsion Polymers, Synthetic Rubber and certain Dow Automotive Systems assets as part of the Styron divestiture completed on June 17, 2010. Excluding the impact of this divestiture, volume was up 1 percent as demand drove modest gains in North America and Latin America. Volume declined in EMEA due to continued economic weakness in Western Europe, and in Asia Pacific due to government actions to control growth in the wind energy and construction industries. Epoxy reported volume growth of 12 percent, driven primarily by increased demand for resins used in the automotive and electronic industries.

Polyurethanes experienced modest volume growth as strong demand in the appliance industry more than offset a slow recovery in the building and construction sector.

EBITDA for 2011 was $1,748 million, compared with $1,714 million in 2010. EBITDA increased in 2011 as higher prices, improved margins, and lower R&D spending more than offset the decline in volume, increased feedstock and other raw material costs, the negative impact of currency on costs, the absence of earnings from divested businesses and lower equity earnings. Equity earnings in 2011 declined from 2010 principally due to lower earnings at Map Ta Phut Olefins Company Limited. EBITDA in 2011 included $77 million of asset impairment charges and related costs in the Polyurethanes business and a $42 million loss on the sale of a contract manufacturing business. EBITDA in 2010 was negatively impacted by $48 million of asset impairment charges and related costs in the Polyurethanes business, a $34 million charge for the write-off of capital project spending and related costs in the Epoxy business, and a $9 million write-off of capital spending in Dow Automotive Systems. EBITDA in 2010 was favorably impacted by a $20 million net gain on the sale of Styron.

2010 Actual Versus 2009 Pro Forma
Performance Materials sales for 2010 were $13,957 million, up 17 percent from $11,900 million in 2009. Price increased
12 percent and volume increased 5 percent, with price and volume improvements reported in all geographic areas and most businesses. Chlorinated Organics experienced a double-digit price increase due to improved pricing in refrigerants, fluoropolymers and solvent applications. Epoxy, Dow Plastic Additives, Oxygenated Solvents and Polyurethanes also experienced double-digit price increases driven primarily by increased feedstock and energy and other raw material costs. Compared with 2009, volume was negatively impacted by the sale of Emulsion Polymers, Synthetic Rubber and certain Dow Automotive Systems assets as part of the Styron divestiture completed on June 17, 2010. Excluding the impact of this divestiture, volume was up 15 percent with double-digit increases in all geographies. Particularly strong growth was reported by the Epoxy business, up 30 percent driven by improved demand for resins used in the automotive and electronic industries and new product supply agreements with Styron. Dow Automotive Systems reported significant volume growth of 24 percent due to strong demand in the automotive industry. Demand for formulations related to alternative energy and energy efficiency rebounded from the global economic slowdown, contributing to a 21 percent volume gain in Dow Formulated Systems. Oxygenated Solvents also reported a 21 percent volume increase driven by the economic recovery, especially in North America and Asia Pacific.

EBITDA for 2010 was $1,714 million, compared with $1,567 million in 2009. Compared with 2009, EBITDA improved as higher prices and volume, and the benefits of improved operating rates and lower R&D expenses more than offset higher raw material costs, higher manufacturing and supply chain costs and lower equity earnings related to costs associated with the start-up of a new joint venture. EBITDA in 2010 was negatively impacted by $48 million of asset impairment charges and related costs in the Polyurethanes business, a $34 million charge for the write-off of capital project spending and related costs in the Epoxy business, and a $9 million write-off of capital spending in Dow Automotive Systems. EBITDA in 2010 was favorably impacted by a $20 million net gain on the sale of Styron. EBITDA in 2009 was positively impacted by a $146 million gain on the sale of the Company's ownership interest in OPTIMAL, partially reduced by a $7 million charge related to the impairment of goodwill associated with the Dow Haltermann reporting unit (see Note I to the Consolidated Financial Statements) and $2 million of restructuring charges. See Note C to the Consolidated Financial Statements for information on restructuring charges.

Performance Materials Outlook for 2012
Demand is expected to increase modestly across most businesses in Performance Materials, as the transportation, building and construction, and infrastructure-related sectors begin to recover, especially in the second half of the year. Modest recovery is also expected in the wind energy industry. Dow Automotive Systems is expected to benefit from ongoing recovery in the transportation industry in North America and Asia Pacific; however, this is expected to be offset by continued economic uncertainty in Western Europe. Soft demand, driven primarily by industry overcapacity, is expected in the Epoxy business. Formulated Systems expects increased volume growth as a combination of government regulations and high energy costs are expected to drive demand for energy efficiency applications. The launch of new products in 2012 is expected to drive volume growth for Dow Plastic Additives. Oxygenated Solvents expects volume growth as demand increases for end-use applications. Higher feedstock and energy and other raw material costs are expected in 2012 as the economy strengthens, driving price increases across most businesses. A marginal improvement in equity earnings is also expected in 2012.

PERFORMANCE PLASTICS
The Performance Plastics segment includes the following businesses: Dow Elastomers; Dow Electrical and Telecommunications; Dow Packaging and Converting; Plastics Licensing and Catalyst; Polyethylene; and Polypropylene (through the September 30, 2011 divestiture). These world-leading businesses provide a broad range of products and solutions by leveraging Dow’s leading manufacturing and application technology, research and product development expertise, extensive market knowledge and strong customer relationships. Product applications include adhesives, beverage bottles, disposable diaper liners, flexible and rigid packaging, toys, plastic pipe, oil tanks, road equipment, and wire and cable insulation and jacketing materials for power utility and telecommunications. The Performance Plastics segment also includes the results of Americas Styrenics LLC (through the June 17, 2010 divestiture of Styron), Equipolymers (through the July 1, 2011 merger with MEGlobal; see Note H to the Consolidated Financial Statements) and Univation Technologies, LLC, as well as a portion of the results of EQUATE Petrochemical Company K.S.C., The Kuwait Olefins Company K.S.C. and the SCG-Dow Group, all joint ventures of the Company.

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

On July 27, 2011, the Company entered into a definitive agreement to sell its global Polypropylene business to Braskem SA; the transaction closed on September 30, 2011. The transaction did not include Dow's Polypropylene Licensing and Catalyst business. The Polypropylene business was reported in the Performance Plastics segment through the date of the divestiture. See Note E to the Consolidated Financial Statements for additional information on these divestitures.

Performance Plastics Actual Results In millions	2011	2010	2009
Sales	$16,257	$15,260	$12,862
EBITDA	$3,440	$3,565	$2,120

Performance Plastics 2011 Actual Versus 2010 Actual 2010 Actual Versus 2009 Pro Forma In millions	2011	2010	2009
Sales	$16,257	$15,260	$13,026
Price change from comparative period	12%	20%	(23)%
Volume change from comparative period	(5)%	(3)%	(6)%
Volume change, excluding divestitures	4%	4%	N/A
Equity earnings	$303	$254	$101
EBITDA	$3,440	$3,565	$2,147
Certain items impacting EBITDA	$86	$7	$(120)

2011 Actual Versus 2010 Actual
Performance Plastics sales for 2011 were $16,257 million, up 7 percent from $15,260 million in 2010. Compared with 2010, price was up 12 percent, while volume declined 5 percent. Double-digit price increases were reported in all geographic areas, except Latin America (up 9 percent), and most businesses, largely due to a significant increase in feedstock costs. The price improvement was especially evident in Dow Elastomers, Polyethylene, Polypropylene and Dow Electrical and Telecommunications. The decline in volume for the segment reflected the September 30, 2011 divestiture of the Polypropylene business to Braskem S.A. and the divestiture of the Styrenics and Polycarbonate and Compounds and Blends businesses as part of the June 17, 2010 divestiture of Styron. Excluding the impact of these divestitures, volume improved 4 percent with gains in all geographic areas, particularly in Asia Pacific and Latin America. Volume was higher for all businesses, except Dow Electrical and Telecommunications, which experienced significant volume decline in Asia Pacific as the expiration of government stimulus spending, increased interest rates and more restrictive lending resulted in slower growth in the construction, manufacturing and public infrastructure sectors. Polyethylene reported solid volume growth of 4 percent with increases of more than 22 percent in Asia Pacific and 8 percent in Latin America, despite limited ethylene supply during the second quarter due to a planned maintenance turnaround at the Company's ethylene facility in Bahia Blanca, Argentina. In North America, polyethylene volume was essentially flat, reflecting the slow pace of the economic recovery in the United States, planned maintenance turnarounds and unplanned outages at the Company's U.S. Gulf Coast manufacturing facilities, and limited ethane and ethylene supply at the Prentiss, Alberta, Canada manufacturing facility. Polyethylene volume was flat in EMEA as Middle East producers aggressively sold excess material into the region. Dow Elastomers reported double-digit volume growth with especially strong demand in Asia Pacific as a result of the continuing recovery from the March 2011 earthquakes and tsunami in Japan. Dow Packaging and Converting volume was up slightly, as growth was impacted by limited product availability due to a major capital project at the manufacturing facility to produce SARANTM resins in Midland, Michigan.

EBITDA for 2011 was $3,440 million, down from $3,565 million in 2010. EBITDA declined as higher selling prices, improved margins and a small gain on the sale of the Polypropylene business in the third quarter of 2011 were more than offset by the unfavorable impact of higher feedstock and other raw material costs, higher freight costs, and increased costs related to turnarounds. Equity earnings were $303 million in 2011, up from $254 million in 2010 primarily due to an $86 million gain related to cash collected on a previously impaired note receivable associated with Equipolymers. Improved earnings from The Kuwait Olefins Company, The Kuwait Styrene Company and Univation Technologies, LLC were partially offset by lower earnings at EQUATE and the SCG-Dow Group. EBITDA for 2010 included a $7 million net gain related to the divestiture of Styron.
2010 Actual Versus 2009 Pro Forma
Performance Plastics sales for 2010 were $15,260 million, up 17 percent from $13,026 million in 2009, with price up 20 percent and volume down 3 percent. Global economic conditions began to improve during the second half of 2009 and this momentum carried over into 2010. Feedstock and energy costs were significantly higher than in 2009, driving double-digit price increases in all geographic areas. The decline in volume for the segment reflected the divestiture of the Styrenics and Polycarbonate and Compounds and Blends businesses as part of the June 17, 2010 divestiture of Styron. Sales volume, excluding the impact of the Styron divestiture, was up 4 percent from 2009. Sales volume during the first half of 2010 was negatively impacted by planned maintenance turnarounds at the Company’s polyethylene and polypropylene production facilities in North America and Europe. Production was also negatively impacted during the first half of 2010 by an unplanned site outage at the Company’s polypropylene production facility in Schkopau, Germany, and by ethylene supply limitations at the Company’s Bahia Blanca polyethylene facility in Argentina. With the completion of the maintenance turnarounds and resolution of the outages, production returned to normal levels during the second half of 2010 and demand was strong. Polypropylene volume was significantly higher in North America and EMEA as demand in the consumer goods, automotive and packaging sectors was particularly strong. Dow Elastomers reported strong, double-digit volume increases in all geographic areas due to tight supply/demand balances in 2010. Dow Packaging and Converting also achieved strong volume increases in all geographic areas as the global economic recovery increased demand for adhesives and other packaging materials.

EBITDA for 2010 was $3,565 million, up from $2,147 million in 2009. While feedstock and energy and other raw materials costs were significantly higher than 2009, the increases were more than offset by higher prices and improved equity earnings from the Company’s joint ventures in Kuwait. EBITDA for 2010 included a $7 million net gain on the divestiture of Styron. EBITDA in 2009 was negatively impacted by $65 million of impairment charges related to the Company’s investment in Equipolymers, a nonconsolidated affiliate; an increase in cost of sales of $53 million related to the fair valuation of Rohm and Haas inventories; and $2 million of restructuring charges. See Note C to the Consolidated Financial Statements for information on restructuring charges.

Performance Plastics Outlook for 2012
In North America, increasingly favorable feedstock dynamics from shale gas are expected to help U.S. Gulf Coast polyethylene production maintain a competitive position globally. Improving global economic conditions in the second half of 2012 are expected to increase demand for polyethylene and, with limited new industry capacity expected to come on-line, operating rates and margins are expected to improve. Dow Elastomers is expected to experience steady growth in most market segments. Dow Packaging and Converting volumes are expected to increase as the business restarts a manufacturing facility to produce SARAN™ barrier resins that was down for refurbishment and starts up new photovoltaic encapsulant film capacity in 2012. The outlook for Dow Electrical and Telecommunications is mixed, with continued demand growth expected in the emerging economies; however, the slowdown in the renewable energy sector in the United States is expected to have a negative impact on volume. Equity earnings from the Company's joint ventures in Kuwait are expected to improve. Construction will also continue on the new biopolymers manufacturing facility at the site in Santa Vitória, Minas Gerais, Brazil. This project, which is a consolidated joint venture with Mitsui & Co. Ltd, was announced during the fourth quarter of 2011 and once completed, is expected to be the largest biopolymers manufacturing facility in the world. The joint venture is expected to begin operations in 2015.

FEEDSTOCKS AND ENERGY
The Feedstocks and Energy segment includes the following businesses: Chlor-Alkali/Chlor-Vinyl; Energy; Ethylene Oxide/Ethylene Glycol; and Hydrocarbons. The Chlor-Alkali/Chlor-Vinyl business focuses on the production of chlorine for consumption by downstream Dow derivatives, as well as production, marketing and supply of ethylene dichloride, vinyl chloride monomer and caustic soda. These products are used for applications such as alumina production, pulp and paper manufacturing, soaps and detergents, and building and construction. The Energy business supplies power, steam and other utilities, principally for use in Dow’s global operations. The Ethylene Oxide/Ethylene Glycol business is the world’s largest producer of purified ethylene oxide, principally used in Dow’s downstream performance derivatives. Dow is also a key supplier of ethylene glycol to MEGlobal, a 50:50 joint venture and world leader in the manufacture and marketing of merchant monoethylene glycol and diethylene glycol. Ethylene glycol is used in polyester fiber, polyethylene terephthalate (PET) for food and beverage container applications, polyester film, and aircraft and runway deicers. The Hydrocarbons business encompasses the procurement of natural gas liquids and crude oil-based raw materials, as well as the supply of monomers, principally for use in Dow's global operations. The business regularly sells its by-products and buys and sells products in order to balance regional production capabilities and derivative requirements. The business also sells products to certain Dow joint ventures. Also included in the Feedstocks and Energy segment are the results of Compañia Mega S.A. and MEGlobal, and a portion of the results of EQUATE Petrochemical Company K.S.C., The Kuwait Olefins Company K.S.C., and the SGC-Dow Group, all joint ventures of the Company.

On June 17, 2010, Dow sold Styron to an affiliate of Bain Capital Partners. Businesses and products sold within the Feedstocks and Energy segment included certain styrene monomer assets, which were reported in the Feedstocks and Energy segment through the date of the divestiture. On September 30, 2009, the Company completed the sale of its ownership interest in the OPTIMAL Group of Companies, nonconsolidated affiliates, to Petroliam Nasional Berhad; a portion of the results were reported in the Feedstocks and Energy segment through the date of the divestiture. See Note E to the Consolidated Financial Statements for additional information on these divestitures.
For the Feedstocks and Energy segment, there was no difference between actual and pro forma sales and EBITDA for 2009.

Feedstocks and Energy Actual Results In millions	2011	2010	2009
Sales	$11,302	$8,457	$6,346
Price change from comparative period	27%	28%	(28)%
Volume change from comparative period	7%	5%	(22)%
Volume change, excluding divestitures	7%	23%	N/A
Equity earnings	$561	$407	$195
EBITDA	$940	$471	$477
Certain items impacting EBITDA	$—	$—	$510

2011 Actual Versus 2010 Actual
Feedstocks and Energy sales were $11,302 million in 2011, up 34 percent from $8,457 million in 2010. Compared with last year, price was up 27 percent, with increases reported across all geographic areas and businesses, except Energy, which was flat. Volume improved 7 percent for the segment, as volume growth in the Hydrocarbons and Energy businesses offset declines in the Chlor-Alkali/Chlor-Vinyl and Ethylene Oxide/Ethylene Glycol (“EO/EG”) businesses. Sales for the Hydrocarbons business were up 44 percent with prices increasing 31 percent and volume increasing 13 percent. The increase in selling prices for this business was a result of higher feedstock costs, driven by demand improvement across the industry. Product supply agreements with Styron led to an increase in sales volume compared with 2010. Sales for the EO/EG business increased 21 percent over 2010, driven by a 22 percent increase in price partially offset by a 1 percent decrease in volume. EO/EG prices increased in most geographic areas, as a result of higher feedstock costs. EO/EG volume declined due to the business’ strategic shift to supply purified ethylene oxide to internal derivative businesses. Sales for the Chlor-Alkali/Chlor-Vinyl business increased 14 percent compared with 2010, driven by a 21 percent increase in price partially offset by a 7 percent decrease in volume. Within the business, vinyl chloride monomer (“VCM”) price increased in response to higher ethylene costs and strong U.S. polyvinyl chloride (“PVC”) export demand, and caustic soda volume improved due to increased demand in the alumina and pulp and paper industries. VCM volume decreased due to a reduction in capacity in North America that more than offset volume increases in caustic soda. Sales for the Energy business increased 10 percent compared with 2010, with volume up 10 percent and prices remaining flat. Sales for the Energy business are primarily opportunistic merchant sales driven by market conditions and sales to customers located on Dow manufacturing sites.

The Company uses derivatives of crude oil and natural gas as feedstock in its ethylene facilities. The Company's cost of purchased feedstock and energy increased $4.3 billion in 2011, a 22 percent increase over last year. Crude oil prices were, on average, 41 percent higher than 2010 levels. North American natural gas prices decreased in 2011, and were approximately 8 percent lower than in 2010.

The Hydrocarbons business transfers materials to Dow's derivative businesses and the Energy business supplies utilities to Dow's businesses at net cost, resulting in EBITDA that is at or near break-even for both businesses. For the segment, EBITDA for 2011 was $940 million, up from $471 million in 2010 due to higher prices, volume growth, and improved equity earnings from EQUATE, MEGlobal and The Kuwait Olefins Company K.S.C.
2010 Actual Versus 2009 Actual
Feedstocks and Energy sales were $8,457 million in 2010, up 33 percent from $6,346 million in 2009. Compared with 2009, price was up 28 percent, with increases reported across all businesses and geographic areas. Volume improved 5 percent for the segment, as volume gains in the Hydrocarbons, Chlor-Alkali/Chlor-Vinyl and Energy businesses more than offset declines in the EO/EG business. Excluding divestitures, volume improved 23 percent. Sales for the Hydrocarbons business were up 40 percent with prices increasing 35 percent and volume increasing 5 percent. The increase in selling prices for the Hydrocarbons business was a result of higher feedstock and energy costs, driven by demand improvement across the industry, while product supply agreements with Styron led to an increase in trade sales volume compared with 2009. Sales for the Chlor-Alkali/Chlor-Vinyl business increased 28 percent over 2009, driven by a 19 percent increase in price and 9 percent increase in volume. Within the business, VCM price and volume increased in response to higher ethylene costs and strong U.S. PVC export demand, and caustic soda volume improved due to increased demand in the alumina and pulp and paper industries. Sales for the EO/EG business were down compared with 2009, as a 21 percent decrease in volume more than offset a 19 percent increase in price. EO/EG volume declined, due to the business’ strategic shift to supply purified ethylene oxide to internal derivative businesses, and the closure of the Company’s Wilton, England facility in January 2010. Sales for the Energy business increased 34 percent compared with 2009, with volume up 31 percent and price up 3 percent. Sales for the Energy business are primarily opportunistic merchant sales driven by market conditions and sales to customers located on Dow manufacturing sites. Sales fluctuate as the Company balances energy supply and demand at its manufacturing sites; however, the improving economy offered more opportunities for merchant sales in 2010.

The Company's cost of purchased feedstock and energy increased $5.0 billion in 2010. Crude oil prices were, on average, 29 percent higher in 2010 than 2009 levels. North American natural gas prices also increased in 2010, and were approximately 13 percent higher than 2009.

EBITDA for 2010 was $471 million, down slightly from $477 million in 2009, which included a $457 million gain on the sale of the Company's ownership interest in TRN and a $193 million gain on the sale of the Company’s ownership interest in OPTIMAL partially offset by $140 million of restructuring costs (see Note C to the Consolidated Financial Statements for information on restructuring charges). EBITDA in 2010 was impacted by higher prices and volume, improved operating rates and higher equity earnings from EQUATE, MEGlobal and The Kuwait Olefins Company K.S.C.

Feedstocks and Energy Outlook for 2012
The Feedstocks and Energy segment expects overall market conditions in 2012 to be generally consistent with 2011. Crude oil and feedstock prices are expected to remain volatile and sensitive to external factors, such as economic activity and geopolitical tensions. In 2012, the Company expects crude oil prices, on average, to remain close to 2011 levels while natural gas prices in the United States are expected to decline due to increasing supplies of U.S. shale gas. Ethylene margins are expected to improve due to tightening supply and demand balances. VCM sales are expected to decline in 2012 due to prior reductions in the Company's production capacity in North America.

In the fourth quarter of 2010, Dow and Mitsui & Co., Ltd. formed a 50:50 manufacturing joint venture to construct, own and operate a new membrane chlor-alkali facility located at Dow's Freeport, Texas, integrated manufacturing complex. Construction began in 2011 and operations are expected to begin in mid-2013. The new facility will have an annual capacity of approximately 800 kilotons. Under contract to the joint venture, Dow will operate and maintain the facility. The joint venture is a variable interest entity and is included in Dow's consolidated financial statements. See Note S to the Consolidated Financial Statements for additional information.

CORPORATE
Included in the results for Corporate are:

•	results of insurance company operations;

•	results of Ventures (which includes new business incubation platforms focused on identifying and pursuing new commercial opportunities);

•	Venture Capital;

•	gains and losses on sales of financial assets;

•	stock-based compensation expense and severance costs;

•	changes in the allowance for doubtful receivables;

•	asbestos-related defense and resolution costs;

•	foreign exchange hedging results;

•	non-business aligned technology licensing and catalyst activities;

•	environmental operations;

•	enterprise level mega project activities;

•	certain corporate overhead costs and cost recovery variances not allocated to the operating segments; and

•	results of Morton International, Inc. (through the October 1, 2009 divestiture of this business; see Note E to the Consolidated Financial Statements).

Corporate Actual Results In millions	2011	2010	2009
Sales	$325	$332	$693
EBITDA	$(1,507)	$(1,472)	$(1,168)

Corporate 2011 Actual Versus 2010 Actual 2010 Actual Versus 2009 Pro Forma In millions	2011	2010	2009
Sales	$325	$332	$1,083
Equity earnings (loss)	$(39)	$(16)	$(8)
EBITDA	$(1,507)	$(1,472)	$(1,127)
Certain items impacting EBITDA	$(513)	$(230)	$(623)

2011 Actual Versus 2010 Actual
Sales for Corporate, which primarily relate to the Company's insurance operations, were $325 million in 2011 down slightly from $332 million in 2010.

EBITDA for 2011 was a loss of $1,507 million, compared with a loss of $1,472 million in 2010. EBITDA for 2011 was negatively impacted by a $482 million loss related to the early extinguishment of debt, $31 million of integration costs related to the April 1, 2009 acquisition of Rohm and Haas, and foreign currency exchange losses. Compared with the same period last year, EBITDA was favorably impacted by a decrease in performance-based compensation costs (including stock-based compensation and decreased participation in the Employees' Stock Purchase Plan), $25 million in dividend income related to the Company's ownership interest in Styron, gains on the sale of various businesses and lower Corporate expenses.

EBITDA for 2010 was reduced by integration costs of $143 million related to the acquisition of Rohm and Haas, $50 million of labor-related litigation costs, a charge of $47 million for an obligation related to a past divestiture, and a $46 million loss on the early extinguishment of debt. EBITDA for 2010 was favorably impacted by a $54 million reduction in the asbestos-related liability and $2 million in net adjustments to prior year restructuring plans.

2010 Actual Versus 2009 Pro Forma
Sales for Corporate, which for 2010 primarily related to the Company’s insurance operations, were $332 million in 2010, down from $1,083 million in 2009, which also included the sales of Morton International, Inc. (“Morton,” the Salt business acquired with the Rohm and Haas acquisition) through the fourth quarter of 2009 divestiture of the business.

EBITDA for 2010 was a loss of $1,472 million, compared with a loss of $1,127 million in 2009. EBITDA for 2010 was lower due to increased performance-based compensation (including stock-based compensation and increased expense related to higher employee participation in the Employees’ Stock Purchase Plan) and the absence of earnings from Morton. Additionally, EBITDA was reduced by integration costs of $143 million related to the acquisition of Rohm and Haas, $50 million of labor-related litigation costs, a charge of $47 million for an obligation related to a past divestiture, and a $46 million loss on the early extinguishment of debt. EBITDA for 2010 was favorably impacted by a $54 million reduction in the asbestos-related liability and $2 million in net adjustments to prior year restructuring plans.

EBITDA for 2009 was reduced by costs related to the April 1, 2009 acquisition of Rohm and Haas of $362 million, including $166 million of other transaction and integration costs expensed in accordance with the accounting guidance for business combinations, $60 million of acquisition-related retention expenses, a $56 million loss on the early extinguishment of debt, and $80 million of transaction and other acquisition costs incurred by Rohm and Haas prior to the April 1, 2009 acquisition. EBITDA was also impacted by $224 million of 2009 restructuring charges, including employee-related severance expenses of $155 million, environmental obligations of $64 million, and $5 million of asset write-offs; plus $28 million in adjustments related to prior year restructuring plans. EBITDA for 2009 was further reduced by a $7 million IPR&D write-off and $2 million of costs related to the 2008 hurricanes.

Sales Price and Volume by Operating Segment and Geographic Area Pro Forma Comparison
	2011			2010 (1)			2009 (2)
Percent change from prior year	Volume	Price	Total	Volume	Price	Total	Volume	Price	Total
Operating Segments:
Electronic and Functional Materials	3%	6%	9%	20%	—%	20%	(16)%	(4)%	(20)%
Coatings and Infrastructure Solutions	(4)	13	9	(3)	9	6	(16)	(9)	(25)
Agricultural Sciences	11	5	16	11	(4)	7	4	(6)	(2)
Performance Materials	(7)	12	5	5	12	17	(14)	(15)	(29)
Performance Plastics	(5)	12	7	(3)	20	17	(6)	(23)	(29)
Feedstocks and Energy	7	27	34	5	28	33	(22)	(28)	(50)
Total	(1)%	13%	12%	2%	13%	15%	(13)%	(17)%	(30)%
Geographic Areas:
United States	(2)%	13%	11%	2%	15%	17%	(19)%	(14)%	(33)%
Europe, Middle East and Africa	(4)	17	13	—	13	13	(15)	(20)	(35)
Rest of World	2	10	12	4	12	16	(4)	(17)	(21)
Total	(1)%	13%	12%	2%	13%	15%	(13)%	(17)%	(30)%

(1)	Compares results for 2010 to actual results for the last nine months of 2009 plus pro forma historical results for the first quarter of 2009.

(2)	Compares the last nine months of 2009 plus pro forma historical results for the first quarter of 2009 to pro forma historical results for 2008.

Sales Price and Volume by Operating Segment and Geographic Area Pro Forma Comparison, Excluding Divestitures (1)
	2011			2010 (2)
Percent change from prior year	Volume	Price	Total	Volume	Price	Total
Operating Segments:
Electronic and Functional Materials	3%	6%	9%	20%	—%	20%
Coatings and Infrastructure Solutions	(1)	13	12	7	9	16
Agricultural Sciences	11	5	16	11	(4)	7
Performance Materials	1	13	14	15	13	28
Performance Plastics	4	13	17	4	22	26
Feedstocks and Energy	7	27	34	23	33	56
Total	4%	14%	18%	12%	14%	26%
Geographic Areas:
United States	1%	13%	14%	12%	17%	29%
Europe, Middle East and Africa	4	18	22	12	15	27
Rest of World	6	10	16	10	13	23
Total	4%	14%	18%	12%	14%	26%

(1)	Excludes sales of the Salt business of Rohm and Haas divested on October 1, 2009, sales related to TRN divested on September 1, 2009, sales of a portion of the acrylic monomer business and specialty latex businesses divested on January 25, 2010, sales of the Powder Coatings business divested on June 1, 2010, sales of Styron divested on June 17, 2010, and sales of the Polypropylene business divested on
September 30, 2011.

(2)	Compares results for 2010 to actual results for the last nine months of 2009 plus pro forma historical results for the first quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

Cash Flow Summary In millions	2011	2010	2009
Cash provided by (used in):
Operating activities	$3,879	$4,102	$2,075
Investing activities	(1,994)	135	(14,767)
Financing activities	(3,362)	(178)	12,659
Effect of exchange rate changes on cash	(121)	88	79
Cash assumed in initial consolidation of variable interest entities	3	46	—
Net change in cash and cash equivalents	$(1,595)	$4,193	$46

Cash provided by operating activities in 2011 decreased compared with 2010 primarily due to an increase in working capital requirements and increased pension contributions that more than offset increased earnings. Cash provided by operating activities in 2010 increased significantly compared with 2009 primarily due to increased earnings. Cash provided by operating activities in 2009 reflected an increase in working capital requirements primarily driven by an increase in trade accounts receivable. The increase in trade accounts receivable reflected the increase in sales toward the end of 2009 primarily due to the acquisition of Rohm and Haas in 2009.

Cash used in investing activities in 2011 reflected increased capital expenditures, partially offset by proceeds from the divestiture of the Polypropylene business. Cash provided by investing activities in 2010 reflected proceeds from the divestiture of Styron, as well as other smaller divestitures, proceeds from the change in restricted cash related to the consolidation of a variable interest entity (see Note S to the Consolidated Financial Statements) and the usage of cash for capital expenditures. Cash used in investing activities in 2009 reflected the April 1, 2009 acquisition of Rohm and Haas for $15,681 million and the purchase of a previously leased ethylene plant in Canada for $713 million, and capital expenditures of $1,683 million, partially offset by the proceeds from the sale of the Company’s interest in nonconsolidated affiliates (TRN for $742 million and OPTIMAL for $660 million), net proceeds from the sale of Morton ($1,576 million).

Cash used in financing activities in 2011 included payments on short- and long-term debt including the retirement of $4.8 billion of gross debt as further discussed below, as well as dividends paid to stockholders, partially offset by proceeds from the issuance of long-term debt. Cash used in financing activities in 2010 included payments on long-term debt and commercial paper, payments on notes payable related to the monetization of accounts receivable in Europe, and the payment of dividends to stockholders, partially offset by the proceeds from the issuance of long-term debt. Cash provided by financing activities in 2009 reflected the funding for the acquisition of Rohm and Haas as discussed in further detail below, partially offset by the redemption of the preferred partnership units and accrued dividends of Tornado Finance V.O.F. of $520 million.

The Company had cash and cash equivalents of $5,444 million at December 31, 2011 and $7,039 million at December 31, 2010, of which $2,047 million at December 31, 2011 and $1,139 million at December 31, 2010 was held by foreign subsidiaries. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. At December 31, 2011, management believed that sufficient liquidity was available in the United States. However, in the unusual event that additional foreign funds are needed in the United States, the Company has the ability to repatriate additional funds. The repatriation could result in an adjustment to the tax liability after considering available foreign tax credits and other tax attributes.

The Company undertook a restructuring plan in 2009 and assumed Rohm and Haas' restructuring liabilities as described below (additional details are provided in Note C to the Consolidated Financial Statements):

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

Management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

Working Capital at December 31 In millions	2011		2010
Current assets	$23,422		$24,130
Current liabilities	13,634		13,896
Working capital	$9,788		$10,234
Current ratio	1.72	:1	1.74	:1

Working capital decreased from December 31, 2010 to December 31, 2011 principally due to decreased cash and cash equivalents largely due to the retirement of long-term debt. At December 31, 2011, trade receivables were $4.9 billion, up from $4.6 billion at December 31, 2010. Days-sales-outstanding-in-receivables (excluding the impact of sales of receivables) was 44 days at December 31, 2011 compared with 43 days at December 31, 2010. At December 31, 2011, total inventories were $7.6 billion, up from $7.1 billion at December 31, 2010. Days-sales-in-inventory at December 31, 2011 was 64 days compared with 62 days at December 31, 2010.

As shown in the following table, net debt is equal to total gross debt minus “Cash and cash equivalents” and "Marketable securities and interest-bearing deposits." As Dow continues to strengthen its balance sheet and increase financial flexibility, management is principally focused on net debt, as Dow believes this is the best measure of the Company’s financial leverage. At the end of 2009, the Company’s net debt as a percent of total capitalization had risen to 48.0 percent, due to increased financing related to the acquisition of Rohm and Haas. By the end of 2011, net debt as a percent of total capitalization had been reduced to 40.8 percent.

Total Debt at December 31 In millions	2011	2010
Notes payable	$541	$1,467
Long-term debt due within one year	2,749	1,755
Long-term debt	18,310	20,605
Gross debt	$21,600	$23,827
Cash and cash equivalents	$5,444	$7,039
Marketable securities and interest-bearing deposits	2	—
Net debt	$16,154	$16,788
Gross debt as a percent of total capitalization	48.0%	51.3%
Net debt as a percent of total capitalization	40.8%	42.6%

Financing Activities
As part of its ongoing financing activities, Dow has the ability to issue promissory notes under its U.S. and Euromarket commercial paper programs. At December 31, 2011, the Company had no commercial paper outstanding. Through January 2012, the Company maintained access to the commercial paper market at competitive rates.

In the event Dow has short-term liquidity needs and is unable to issue commercial paper under these programs for any reason, Dow has the ability to access liquidity through its committed and available $5 billion Five Year Competitive Advance and Revolving Credit Facility Agreement dated October 18, 2011 (the “Revolving Credit Facility”) with various U.S. and foreign banks. The Revolving Credit Facility has a maturity date in October 2016 and provides for interest at a LIBOR-plus rate or Base Rate as defined in the Agreement. The Revolving Credit Facility replaces the previous $3 billion facility dated June 4, 2010. On March 9, 2009, the Company borrowed $3 billion under a previous facility, and the Company used the funds to finance its day-to-day operations, to repay indebtedness maturing in the ordinary course of business and for other general corporate purposes. At December 31, 2009, all outstanding balances had been repaid. At December 31, 2011, the full $5 billion Revolving Credit Facility was available to the Company.

As a well-known seasoned issuer, the Company filed an automatic shelf registration for an unspecified amount of mixed securities with the SEC on February 19, 2010. Under this shelf registration, the Company may offer common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and stock purchase units with pricing and availability dependent on market conditions; and, on February 19, 2010, registered an unlimited amount of securities for issuance under the Company’s U.S. retail medium-term note program ("InterNotes"). At December 31, 2011, the Company had Euro 5 billion (approximately $6.5 billion) available for issuance under the Company’s Euro Medium Term Note Program, as well as Japanese yen 50 billion (approximately $645 million) of securities available for issuance under a shelf registration renewed with the Tokyo Stock Exchange effective September 8, 2010, and which will expire on September 7, 2012.

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

In 2011, the Company redeemed $800 million of notes that matured on February 1, 2011; Euro 500 million of notes that matured on May 27, 2011 ($707 million equivalent); $250 million of floating rate notes that matured on August 8, 2011; and $1,538 million of InterNotes, and recognized a $10 million pretax loss on early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in Corporate.

On November 14, 2011, the Company issued $2.0 billion of debt securities in a public offering. The offering included $1.25 billion aggregate principal amount of 4.125 percent notes due 2021 and $750 million aggregate principal amount of
5.25 percent notes due 2041.

During 2011, the Company issued $436 million of InterNotes with varying maturities in 2016, 2018 and 2021, at various interest rates averaging 3.71 percent; and approximately $1.2 billion of long-term debt was entered into by consolidated variable interest entities, including the refinancing of short-term notes payable.

On September 8, 2010, the Company concluded a tender offer for any and all of $145 million of debentures acquired from Rohm and Haas, due June 2020. As a result of the tender offer, the Company redeemed $123 million of the debentures and recognized a $46 million pretax loss on this early extinguishment, included in “Sundry income (expense) – net” in the consolidated statements of income and reflected in Corporate.

On November 4, 2010, the Company issued $2.5 billion of debt securities in a public offering. The offering included $750 million aggregate principal amount of 2.50 percent notes due 2016 and $1.75 billion aggregate principal amount of 4.25 percent notes due 2020.

During 2010, the Company issued $537 million of InterNotes with varying maturities in 2015, 2017 and 2020, at various interest rates averaging 4.70 percent.

On June 4, 2009, the preferred partner of Tornado Finance V.O.F., a consolidated foreign subsidiary of the Company, notified Tornado Finance V.O.F. that the preferred partnership units would be redeemed in full on July 9, 2009 as permitted by the terms of the partnership agreement. On July 9, 2009, the preferred partnership units and accrued dividends were redeemed for a total of $520 million. See Note U to the Consolidated Financial Statements for additional information.

On August 21, 2009, the Company executed a buy-back of Euro 175 million of private placement debt acquired from Rohm and Haas and recognized a $56 million pretax loss on early extinguishment, included in “Sundry income (expense) – net” in the consolidated statements of income and reflected in Corporate.

On September 28, 2009, Calvin Capital LLC, a wholly owned subsidiary of the Company, repaid a $674 million note payable, which was issued in September 2008.

During 2009, the Company issued $640 million in InterNotes with varying maturities in 2014, 2016 and 2019, at various interest rates averaging 6.45 percent.

On February 7, 2012, the Company notified bondholders of its intention to redeem $1.25 billion, 4.85 percent notes with an original maturity date of August 15, 2012, at the applicable make-whole redemption price plus accrued and unpaid interest through the date of redemption. The full amount is expected to be redeemed on March 8, 2012.

Dow’s public debt instruments and documents for its private funding transactions contain, among other provisions, certain covenants and default provisions. The Company’s most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of the Company’s consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Revolving Credit Facility exceeds $500 million. The ratio of the Company’s consolidated indebtedness to consolidated capitalization as defined in the credit agreements was 0.46 to 1.00 at December 31, 2011. At December 31, 2011, management believes the Company was in compliance with all of its covenants and default provisions. For information on Dow’s covenants and default provisions, see Note P to the Consolidated Financial Statements.

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

See Notes D, P, V and W to the Consolidated Financial Statements for more information on the acquisition of Rohm and Haas and the corresponding financing activities.

Capital Expenditures
Capital spending, which includes capital spending by consolidated variable interest entities ("VIEs"), was $2,687 million in 2011, $2,130 million in 2010 and $1,683 million in 2009. In 2011, approximately 36 percent of the Company’s capital expenditures were directed toward additional capacity for new and existing products, compared with 39 percent in 2010 and 43 percent in 2009. In 2011, approximately 15 percent was committed to projects related to environmental protection, safety, loss prevention and industrial hygiene compared with 17 percent in 2010 and 20 percent in 2009. The remaining capital was utilized to maintain the Company’s existing asset base, including projects related to productivity improvements, energy conservation and facilities support.

Major projects underway during 2011 included: the design and construction of a new chlor-alkali production facility to replace existing facilities in Freeport, Texas; construction of a new propylene oxide production facility using hydrogen peroxide to propylene oxide technology, a distribution terminal and related infrastructure and utilities in Thailand; design and construction of a new research and development facility in Indianapolis, Indiana, for Dow AgroSciences; construction of the new Business Process Service Center in Midland, Michigan; upgrades of low density polyethylene facilities in Freeport and Seadrift, Texas; a new centrifugal ethylene compressor in Freeport, Texas, to reduce spot purchases of ethylene; continued furnace rehabilitations to increase energy utilization and to maintain continued operations of ethylene production at St. Charles, Louisiana; the drilling of new brine wells in Freeport, Texas, and Aratu, Brazil; and construction of a market development and production plant in Midland, Michigan, for future battery component initiatives. Additional major projects included installation of a new furnace system in Deer Park, Texas, to support methyl methacrylate production; and design and construction of a global research and development center in Seoul, South Korea, to support Dow Electronic Materials. Because the Company designs and builds most of its capital projects in-house, it had no material capital commitments other than for the purchase of materials from fabricators and construction labor. The Company expects capital spending in 2012 to be approximately $2.5 billion.

Contractual Obligations
The following table summarizes the Company’s contractual obligations, commercial commitments and expected cash requirements for interest at December 31, 2011. Additional information related to these obligations can be found in Notes N, P, Q, R and X to the Consolidated Financial Statements.

Contractual Obligations at December 31, 2011	Payments Due by Year
In millions	2012	2013	2014	2015	2016	2017 and beyond	Total
Long-term debt – current and noncurrent (1)	$2,749	$662	$2,361	$1,453	$995	$13,232	$21,452
Deferred income tax liabilities – noncurrent (2)	—	—	—	—	—	1,091	1,091
Pension and other postretirement benefits	985	1,298	1,362	1,337	1,290	2,671	8,943
Other noncurrent obligations (3)	82	328	371	227	214	2,495	3,717
Uncertain tax positions, including interest and penalties (4)	75	—	—	—	—	318	393
Other contractual obligations:
Minimum operating lease commitments	223	209	176	146	126	1,269	2,149
Purchase commitments – take-or-pay and throughput obligations	2,968	2,964	2,371	1,693	1,426	9,074	20,496
Purchase commitments – other (5)	29	29	20	16	17	60	171
Expected cash requirements for interest (6)	1,269	1,124	1,011	897	845	7,773	12,919
Total	$8,380	$6,614	$7,672	$5,769	$4,913	$37,983	$71,331

(1)	Excludes unamortized debt discount of $393 million.

(2)
Deferred income tax liabilities may vary according to changes in tax laws, tax rates and the operating results of the Company. As a result, it is impractical to determine whether there will be a cash impact to an individual year. All noncurrent deferred income tax liabilities have been reflected in “2017 and beyond.”

(3)
Annual payments to resolve asbestos litigation will vary based on changes in defense strategies, changes in state and national law, and claims filing and resolution rates. As a result, it is impractical to determine the anticipated payments in any given year. Therefore, the majority of the noncurrent asbestos-related liability of $608 million has been reflected in “2017 and beyond.”

(4)
Due to uncertainties in the timing of the effective settlement of tax positions with the respective taxing authorities, the Company is unable to determine the timing of payments related to its uncertain tax positions, including interest and penalties. Amounts beyond the current year are therefore reflected in “2017 and beyond.”

(5)	Includes outstanding purchase orders and other commitments greater than $1 million, obtained through a survey conducted within the Company.

(6)	Cash requirements for interest was calculated using current interest rates at December 31, 2011, and includes approximately $1.1 billion of various floating rate notes.

Off-Balance Sheet Arrangements
The Company holds a variable interest in a joint venture accounted for under the equity method of accounting. The Company is not the primary beneficiary of the joint venture and therefore is not required to consolidate the entity (see Note S to the Consolidated Financial Statements). See Note O to the Consolidated Financial Statements for information regarding the transfer of financial assets.

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. The Company had outstanding guarantees at December 31, 2011 of $1,113 million, up from $836 million at December 31, 2010. Additional information related to these guarantees can be found in the “Guarantees” section of Note N to the Consolidated Financial Statements.

Fair Value Measurements
The Company’s assets and liabilities measured at fair value are classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation. Assets and liabilities that are traded on an exchange with a quoted price are classified as Level 1. Assets and liabilities that are valued based on a bid or bid evaluation are classified as Level 2. The custodian of the Company’s debt and equity securities uses multiple industry-recognized vendors for pricing information and established processes for validation and verification to assist the Company in its process for determining and validating fair values for these assets. For the Company's interests held in trade receivable conduits, classified as Level 3, the fair value is determined by calculating the expected amount of cash to be received using the key input of anticipated credit losses in the portfolio of receivables sold that have not yet been collected. For pension or other post retirement benefit plan assets classified as Level 3, the total fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity for the investment. The sensitivity of fair value estimates is immaterial relative to the assets and liabilities measured at fair value, as well as to the total equity of the Company. See Notes K and Q to the Consolidated Financial Statements for the Company’s disclosures about fair value measurements.

Portfolio managers and external investment managers regularly review all of the Company’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of the temporary impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred. For debt securities, the credit rating of the issuer, current credit rating trends and the trends of the issuer’s overall sector are considered in determining whether unrealized losses represent an other-than-temporary impairment. For equity securities, the Company’s investments are primarily in Standard & Poor’s (“S&P”) 500 companies; however, the Company also allows investments in companies outside of the S&P 500. The largest holdings are Exchange Traded Funds that represent the S&P 500 index or an S&P sector or subset; the Company also has holdings in Exchange Traded Funds that represent emerging markets. The Company considers the evidence to support the recovery of the cost basis of a security including volatility of the stock, the length of time the security has been in a loss position, value and growth expectations, and overall market and sector fundamentals, as well as technical analysis, in determining impairment. In 2011, other-than-temporary impairment write-downs on investments still held by the Company were $6 million ($5 million in 2010).

Dividends
On December 15, 2011, the Board of Directors declared a quarterly dividend of $0.25 per share, payable January 30, 2012, to stockholders of record on December 30, 2011. On February 9, 2012, the Board of Directors declared a quarterly dividend of $0.25 per share, payable April 30, 2012, to stockholders of record on March 30, 2012. Since 1912, the Company has paid a cash dividend every quarter and, in each instance prior to February 12, 2009, had maintained or increased the amount of the dividend, adjusted for stock splits. During this 100-year period, Dow has increased the amount of the quarterly dividend 48 times (approximately 12 percent of the time), reduced the dividend once and maintained the amount of the quarterly dividend approximately 88 percent of the time. The dividend was reduced in February 2009, for the first time in the 100-year period, due to uncertainty in the credit markets, unprecedented lower demand for chemical products and the ongoing global recession. The Company declared dividends of $0.90 per share in 2011, $0.60 per share in 2010 and $0.60 per share in 2009.

On December 15, 2011, the Board of Directors declared a quarterly dividend of $85 million to Cumulative Convertible Perpetual Preferred Stock, Series A shareholders of record on December 15, 2011, which was paid on January 3, 2012. On February 9, 2012, the Board of Directors declared a quarterly dividend of $85 million to these shareholders, payable on April 1, 2012. Ongoing dividends related to Cumulative Convertible Perpetual Preferred Stock, Series A will accrue at the rate of $85 million per quarter, and are payable quarterly subject to Board of Directors’ approval.

Outlook for 2012
Dow and the chemical industry as a whole benefited from improvements in the pace of global economic recovery in the first half of 2011. However, persistent challenges in key regions - a deepening financial crisis in Europe, high unemployment in the United States and inflationary pressures in emerging geographies - led to deterioration in the pace of global economic growth during the second half of 2011. As a result, many value chains were impacted by a reduction in consumer confidence and, consequently, Dow's customers took actions to de-stock inventories as the year ended. In the face of this ongoing economic volatility, Dow's actions supported its commitment to financial discipline and strategy execution. Among its many accomplishments in the year, the Company delivered revenue and earnings growth; further expanded its global footprint; launched new, innovative technologies that address customer and consumer needs; and generated strong cash flow from operating activities, which enabled a further reduction in net debt to total capitalization.
Looking to 2012, Dow expects volatile economic conditions to persist, and projects that growth in developed geographies, especially Western Europe, will remain weak well into the first half of the year. Growth rates in emerging geographies are projected to remain well above developed geographies, driven by a broad range of end-markets such as agriculture, food packaging and water. However, year-over-year comparisons will be subdued as governments implement policies to balance economic growth with inflationary pressures.
While low inventory levels at year-end 2011, coupled with stabilizing commodity prices, may provide some demand lift as 2012 unfolds, the Company's plans do not assume an accelerated rebound in business conditions in the near term. Dow will continue to focus on cost control and productivity and the Company's success will continue to be driven by those factors within its control: a transformed business portfolio, a balanced geographic presence, investments to leverage cost-advantaged feedstocks, particularly from shale gas dynamics in the United States, and continued investments in innovations aimed at the intersection of greatest societal need and business opportunity.

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

Litigation
The Company is subject to legal proceedings and claims arising out of the normal course of business. The Company routinely assesses the likelihood of any adverse outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known claim. Dow has an active risk management program consisting of numerous insurance policies secured from many carriers. These policies often provide coverage that is utilized to minimize the financial impact, if any, of the legal proceedings. The required reserves may change in the future due to new developments in each matter. For further discussion, see Note N to the Consolidated Financial Statements.

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

In November 2011, Union Carbide requested ARPC to review Union Carbide's 2011 asbestos claim and resolution activity and determine the appropriateness of updating its December 2010 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2011. In January 2012, APRC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on Union Carbide's own review of the asbestos claim and resolution activity and ARPC's response, Union Carbide determined that no change to the accrual was required. At December 31, 2011, Union Carbide's asbestos-related liability for pending and future claims was $668 million.

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $40 million at December 31, 2011. At December 31, 2011, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

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

For additional information, see Part I, Item 3. Legal Proceedings; Asbestos-Related Matters of Union Carbide Corporation in Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Note N to the Consolidated Financial Statements.

Environmental Matters
The Company determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. The recorded liabilities are adjusted periodically as remediation efforts progress, or as additional technical or legal information becomes available. In the case of landfills and other active waste management facilities, Dow recognizes the costs over the useful life of the facility. At December 31, 2011, the Company had accrued obligations of $733 million for probable environmental remediation and restoration costs, including $69 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately twice that amount. The Company had accrued obligations of $607 million at December 31, 2010 for probable environmental remediation and restoration costs, including $59 million for the remediation of Superfund sites. For further discussion, see Environmental Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes A and N to the Consolidated Financial Statements.

Goodwill
The Company assesses goodwill recoverability through business financial performance reviews, enterprise valuation analysis, and impairment tests.

Annual goodwill impairment tests are completed during the Company’s fourth quarter of the year in accordance with the measurement provisions of the accounting guidance for goodwill. The tests are performed at the reporting unit level which is defined as one level below operating segment with the exception of Agricultural Sciences, which is both an operating segment and a reporting unit. Reporting units are the level at which discrete financial information is available and reviewed by business management on a regular basis. The Company has defined six operating segments and 28 reporting units, and goodwill is carried by 20 of these reporting units.

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

In 2011, the Company early adopted Accounting Standards Update (“ASU”) 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” As permitted by this new guidance, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value amount and as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Qualitative factors assessed for the Company included, but were not limited to, GDP growth rates, long-term hydrocarbon and energy prices, equity and credit market activity, discount rates, foreign exchange rates and overall financial performance. Qualitative factors assessed for each of the reporting units carrying goodwill included, but were not limited to, changes in industry and market structure, competitive environments, planned capacity and new product launches, cost factors such as raw material prices, and financial performance of the reporting unit. If the initial assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is required.

The first step of the quantitative goodwill impairment test requires the fair value of the reporting unit to be compared to its carrying value. The Company utilizes a discounted cash flow methodology to calculate the fair value of its reporting units. This valuation technique has been selected by management as the most meaningful valuation method due to the limited number of market comparables for the Company's reporting units. However, where market comparables are available, the Company includes EBIT/EBITDA multiples as part of the reporting unit valuation analysis.
The discounted cash flow valuations are completed with the use of key assumptions, including projected revenue growth rate, discount rate, tax rate, currency exchange rates, and long-term hydrocarbons and energy prices. These key assumptions are reevaluated if quantitative testing is necessary and updated based on current facts and circumstances. Currency exchange rates and long-term hydrocarbons and energy prices are established for the Company as a whole and applied consistently to all reporting units, while revenue growth rates, discount rates and tax rates are established by reporting unit to account for differences in business fundamentals and industry risk.

The second step of the quantitative goodwill impairment test is required if the first step of the quantitative testing indicates a potential impairment. The second step requires the Company to compare the implied fair value of a reporting unit's goodwill with the carrying amount of goodwill. If the carrying amount of goodwill is greater than its implied fair value, an impairment loss is recorded.
During 2011, there were no events or changes in circumstances identified that warranted interim goodwill impairment testing. For the 2011 annual impairment test, the Company performed qualitative testing for all reporting units carrying goodwill. The qualitative testing did not indicate that the Company had any reporting units where it was more likely than not that the carrying amount of the reporting unit was greater than its fair value. As a result, no additional quantitative testing was required.

For the 2010 annual impairment test, the Company utilized the two-step method. As part of this testing, currency exchange rates were projected by year for 66 currencies, and long-term hydrocarbons and energy prices were forecast by geographic area by year and included all key feedstocks as well as natural gas and crude oil (due to the correlation to naphtha). Tax rates varied by reporting unit with the average rate being 27 percent. Discount rates ranged from 8.1 percent to 10.5 percent based on an assessment of likely market participants and relative industry risk of each reporting unit. Terminal values were differentiated based on the cash flow projections of each reporting unit and the projected Net Operating Profit After Tax (“NOPAT”) growth rate, which ranged from negative 2.2 percent to positive 4.5 percent. Revenue growth rates, or Compounded Annual Growth Rates (“CAGR”) over a ten-year cash flow forecast period, varied by reporting unit based on underlying business fundamentals and future expectations with rates ranging from 1 percent to 15 percent.

Changes in key assumptions can affect the results of goodwill impairment tests. The changes made to key assumptions in 2010 did not result in a significant change in the impairment analysis conclusion. The key assumptions with the most significant impact on reporting unit fair value calculations include the discount rate and terminal value NOPAT growth rate. For the 2010 impairment test, management completed sensitivity analyses on both of these key assumptions. An increase of 100 basis points in the discount rate would have resulted in a fair value, based on discounted cash flows, which exceeded the carrying value for all of the Company's reporting units that carry goodwill. For the terminal value NOPAT growth rate, a decrease of 100 basis points would have resulted in a fair value, based on discounted cash flows, which exceeded the carrying value for all of the Company's reporting units that carry goodwill. Additional sensitivity analysis was completed on the combined impact of a 100 basis point increase in the discount rate and a 100 basis point decrease in the terminal value NOPAT growth rate. This analysis resulted in fair values, based on discounted cash flows, that exceeded carrying values for all reporting units that carry goodwill.

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

The Company also monitors and evaluates its market capitalization relative to book value. When the market capitalization of the Company falls below book value, management undertakes a process to evaluate whether a change in circumstances has occurred that would indicate it is more likely than not that the fair value of any of its reporting units has declined below carrying value. This evaluation process includes the use of third-party market-based valuations and internal discounted cash flow analysis. As part of the annual goodwill impairment test, the Company also compares market capitalization with the most recent total estimated fair value of its reporting units to ensure that significant differences are understood. At December 31, 2011, 2010 and 2009, Dow’s market capitalization exceeded book value.

Pension and Other Postretirement Benefits
The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could have been settled at December 31, 2011, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note Q to the Consolidated Financial Statements. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods. The U.S. pension plans represent approximately 71 percent of the Company’s pension plan assets and 73 percent of the pension obligations.

The following information relates to the U.S. plans only; a similar approach is used for the Company’s non-U.S. plans.

The Company determines the expected long-term rate of return on assets by performing a detailed analysis of historical and expected returns based on the strategic asset allocation approved by the Company's Investment Committee and the underlying return fundamentals of each asset class. The Company’s historical experience with the pension fund asset performance is also considered. The expected return of each asset class is derived from a forecasted future return confirmed by historical experience. The expected long-term rate of return is an assumption and not what is expected to be earned in any one particular year. The weighted-average long-term rate of return assumption used for determining net periodic pension expense for 2011 was 8.18 percent. This assumption was decreased to 7.82 percent for determining 2012 net periodic pension expense. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Company’s pension plans.

The discount rates utilized to measure the pension and other postretirement obligations of the U.S. qualified plans are based on the yield on high-quality fixed income instruments at the measurement date. Future expected actuarially determined cash flows of Dow’s major U.S. plans are matched against the Towers Watson RATE:Link yield curve (based on 60th to 90th percentile bond yields) to arrive at a single discount rate by plan. The weighted average discount rate was 4.98 percent at December 31, 2011 and 5.51 percent at December 31, 2010.

At December 31, 2011, the U.S. qualified plans were underfunded on a projected benefit obligation basis by $4.3 billion. The underfunded amount increased by approximately $1.0 billion compared with December 31, 2010. The increase was primarily due to lower discount rates. The Company contributed $531 million to the U.S. qualified plans in 2011.

The assumption for the long-term rate of increase in compensation levels for the principal U.S. qualified plans was 4.50 percent. Since 2002, the Company has used a generational mortality table to determine the duration of its pension and other postretirement obligations.

The following discussion relates to all of the Company’s pension plans.

The Company bases the determination of pension expense on a market-related valuation of plan assets that reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose represent the difference between the expected return calculated using the market-related value of plan assets and the actual return based on the market value of plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value of plan assets will be impacted when previously deferred gains or losses are recorded. Over the life of the plan, both gains and losses have been recognized and amortized. At December 31, 2011, net losses of $596 million remain to be recognized in the calculation of the market-related value of plan assets. These net losses will result in increases in future pension expense as they are recognized in the market-related value of assets and are a component of the total net loss of $8,335 million for 2011 shown under “Pretax amounts recognized in AOCI at December 31” in the table entitled “Change in Projected Benefit Obligations, Plan Assets and Funded Status of All Significant Plans” included in Note Q to the Consolidated Financial Statements. The other $7,739 million of net losses represents cumulative changes in plan experience and actuarial assumptions. The net decrease or increase in the market-related value of assets due to the recognition of prior gains and losses is presented in the following table:

Net Decrease (Increase) in Market-Related Asset Value Due to Recognition of Prior Gains and Losses In millions
2012	$710
2013	(186)
2014	(12)
2015	84
Total	$596

Based on the 2012 pension assumptions and the changes in the market-related value of assets due to the recognition of prior asset losses, the Company expects net periodic benefit costs to increase by approximately $220 million for all pension and other postretirement benefits in 2012 compared with 2011.

A 25 basis point increase or decrease in the long-term return on assets assumption would change the Company’s total pension expense for 2012 by $41 million. A 25 basis point increase or decrease in the discount rate assumption would change the Company’s total pension expense for 2012 by $51 million. A 25 basis point change in the long-term return and discount rate assumptions would have an immaterial impact on the other postretirement benefit expense for 2012.

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

At December 31, 2011, the Company had a net deferred tax asset balance of $1,810 million, after valuation allowances of $1,152 million.

In evaluating the ability to realize the deferred tax assets, the Company relies on, in order of increasing subjectivity, taxable income in prior carryback years, the future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income using historical and projected future operating results.

At December 31, 2011, the Company had deferred tax assets for tax loss and tax credit carryforwards of $2,294 million, $56 million of which is subject to expiration in the years 2012-2016. In order to realize these deferred tax assets for tax loss and tax credit carryforwards, the Company needs taxable income of approximately $5,980 million across multiple jurisdictions. The taxable income needed to realize the deferred tax assets for tax loss and tax credit carryforwards that are subject to expiration between 2012-2016 is approximately $673 million.

The Company recognizes the financial statement effects of an uncertain income tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination. At December 31, 2011, the Company had uncertain tax positions for both domestic and foreign issues of $348 million.

The Company accrues for non-income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. At December 31, 2011, the Company had a non-income tax contingency reserve for both domestic and foreign issues of $134 million.

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

Dow’s EH&S policies helped the Company achieve excellent EH&S performance in 2011. Dow’s injury/illness rates and process safety performance were excellent in 2011, and the Company is favorably positioned to achieve its 2015 sustainability goals in these key areas. Further improvement in these areas, as well as environmental compliance, remains a top management priority, with initiatives underway to further improve performance and compliance in 2012.

Detailed information on Dow’s performance regarding environmental matters and goals can be found online on Dow’s Sustainability webpage at www.dow.com. The Company's website and its content are not deemed incorporated by reference into this report.

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

Through the implementation of the Security Code, including voluntary security enhancements and upgrades made since 2002, Dow is well-positioned to comply with the new U.S. chemical facility regulations and other regulatory security frameworks. In addition, Dow was the first chemical company to receive coverage under the Support Anti-terrorism by Fostering Effective Technologies Act (“SAFETY Act”) from the DHS in 2007 for the Company’s MTSA regulated sites, and the first to receive coverage under the SAFETY Act in 2008 for the Company’s Rail Transportation Security Services. This unprecedented certification helps validate Dow’s efforts and provides additional liability coverage in the event of a terrorist attack.

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

Climate Change
Dow will continue to focus on managing its energy and greenhouse gas ("GHG") emissions footprint and delivering solutions to help our customers manage theirs. Through its science and technology capabilities, Dow is committed to bringing solutions to enable a sustainable energy future by producing products that help others reduce GHG emissions, such as lightweight plastics for automobiles and insulation for energy efficient homes and appliances. For example, Dow's building insulation materials and air-sealing products can save up to 20 percent on heating and cooling costs and significantly reduces GHG emissions. The Company's STYROFOAM™ insulation is installed in over 20 million buildings worldwide, saving over $10 billion in energy costs annually. Dow's DOWTHERM™A heat transfer fluids are used in 14 large, concentrating solar power plants, with a total capacity of over 700 megawatts. These plants will provide power for the equivalent of approximately 415,000 homes and save 1.6 million metric tons of GHG emissions per year.

Through corporate energy efficiency programs and focused GHG management efforts, the Company has significantly reduced its GHG emissions footprint. The Company's manufacturing energy intensity, measured in Btu per pound of product, has improved more than 40 percent since 1990, saving the Company a cumulative $24 billion and 5,200 trillion Btus. Since 1990, Dow has prevented over 200 million metric tons of GHG emissions entering the atmosphere, reducing the Company's absolute emissions footprint by more than 30 percent. As part of our 2015 Sustainability Goals, Dow will maintain GHG emissions below 2006 levels on an absolute basis for all GHGs.
Dow is studying the life cycle impact of its products on climate change and additional global projects that could improve the Company's overall GHG emissions footprint. The Company has some units subject to the European Union's Emissions Trading Scheme ("EU ETS"); however, the Company has not experienced any considerable impact in regard to regulated GHG emissions from the EU ETS. Dow will continue to evaluate and monitor future developments that may affect operations in the region.
Dow's Energy & Climate Change Policy and Issue Management Team is tasked with developing and implementing a comprehensive strategy that addresses the challenges of climate change and energy security and is advocating an international framework that establishes clear pathways to help slow, stop and reverse the rate of GHG emissions globally.

Environmental Remediation
Dow accrues the costs of remediation of its facilities and formerly owned facilities based on current law and existing technologies. The nature of such remediation includes, for example, the management of soil and groundwater contamination and the closure of contaminated landfills and other waste management facilities. In the case of landfills and other active waste management facilities, Dow recognizes the costs over the useful life of the facility. The accounting policies adopted to properly reflect the monetary impacts of environmental matters are discussed in Note A to the Consolidated Financial Statements. To assess the impact on the financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. Dow had an accrued liability of $664 million at December 31, 2011, related to the remediation of current or former Dow-owned sites. At December 31, 2010, the liability related to remediation was $548 million.

In addition to current and former Dow-owned sites, under the Federal Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws (hereafter referred to collectively as “Superfund Law”), Dow is liable for remediation of other hazardous waste sites where Dow allegedly disposed of, or arranged for the treatment or disposal of, hazardous substances. Because Superfund Law imposes joint and several liability upon each party at a site, Dow has evaluated its potential liability in light of the number of other companies that also have been named potentially responsible parties (“PRPs”) at each site, the estimated apportionment of costs among all PRPs, and the financial ability and commitment of each to pay its expected share. The Company’s remaining liability for the remediation of Superfund sites was $69 million at December 31, 2011 ($59 million at December 31, 2010). The Company has not recorded any third-party recovery related to these sites as a receivable.

Information regarding environmental sites is provided below:

Environmental Sites	Dow-owned Sites (1)		Superfund Sites (2)
	2011	2010	2011	2010
Number of sites at January 1	289	291	120	124
Sites added during year	3	2	5	3
Sites closed during year	(6)	(4)	(5)	(7)
Number of sites at December 31	286	289	120	120

(1)
Dow-owned sites are sites currently or formerly owned by Dow, where remediation obligations are imposed in the United States by the Resource Conservation Recovery Act or analogous state law. 150 of these sites were formerly owned by Dowell Schlumberger, Inc., a group of companies in which the Company previously owned a 50-percent interest. Dow sold its interest in Dowell Schlumberger in 1992.

(2)	Superfund sites are sites, including sites not owned by Dow, where remediation obligations are imposed by Superfund Law.

Additional information is provided below for the Company’s manufacturing sites in Freeport, Texas; Midland, Michigan; Philadelphia, Pennsylvania; and Camaçari, Brazil, the sites for which the Company has the largest environmental remediation accruals; as well as a Superfund site in Wood-Ridge, New Jersey.

From the start of operations at the Freeport site in the 1940s until the mid-1970s, manufacturing wastes were typically placed in on-site pits and landfills. The resulting soil and groundwater contamination is being assessed and remediated under the provisions of the Resource Conservation Recovery Act (“RCRA”), in concert with the state of Texas. At December 31, 2011, the Company had an accrual of $29 million ($28 million at December 31, 2010) related to environmental remediation at the Freeport manufacturing site. In 2011, $6 million ($3 million in 2010) was spent on environmental remediation at the Freeport site.

Similar to the Freeport site, in the early days of operations at the Midland site, manufacturing wastes were usually disposed of on-site, resulting in soil and groundwater contamination, which has been contained and managed on-site under a series of RCRA permits and regulatory agreements. The most recent Hazardous Waste Operating License for the Midland site, issued in 2003, also included provisions for the Company to conduct an investigation to determine the nature and extent of off-site contamination from historic Midland site operations. The scope of the investigation includes Midland area soils; the Tittabawassee and Saginaw River sediment and floodplain soils; and Saginaw Bay, and requires the Company to conduct interim response actions. In January 2010, the Company entered into a Federal Comprehensive Environmental Response, Compensation, and Liability Act Administrative Order on Consent to perform a Remedial Investigation, Feasibility Study and Remedial Design for the Tittabawassee and Saginaw River sediment and floodplain soils, and Saginaw Bay. See Note N to the

Consolidated Financial Statements for additional information. At December 31, 2011, the Company had an accrual of $81 million ($71 million at December 31, 2010) for environmental remediation and investigation associated with the Midland site. In 2011, the Company spent $16 million ($16 million in 2010) on environmental remediation at the Midland site.

On April 1, 2009, the Company acquired Rohm and Haas’ Philadelphia Plant, which has been an industrial site since the early 1700s, and since the 1920s used by Rohm and Haas for the manufacture of a wide range of chemical products. Chemical disposal practices in the early years resulted in soil and groundwater contamination at the site and in the sediments of the adjacent Frankford Inlet. The site has undergone a number of investigations and interim cleanup measures under the RCRA Corrective Action Program and, in 2009, was transferred to the regulatory management of the Pennsylvania One Cleanup Program. At December 31, 2011, the Company had an accrual of $57 million ($56 million at December 31, 2010) for environmental remediation at the Philadelphia Plant. In 2011, the Company spent $1 million ($1 million in 2010) on environmental remediation at the Philadelphia Plant.

Rohm and Haas is a lead PRP at the Wood-Ridge, New Jersey Ventron/Velsicol Superfund Site, and the adjacent Berry’s Creek Study Area. Rohm and Haas is a successor in interest to a company that owned and operated a mercury processing facility, where wastewater and waste handling resulted in contamination of soils and adjacent creek sediments. The Ventron/Velsicol site is currently undergoing remediation. The Berry’s Creek Study Area is under the preliminary remedial investigation phase and the PRP group is conducting an investigation of sediment contamination in Berry’s Creek. Sediment removal was undertaken by the PRP group in 2009 in connection with an unrelated project to replace a flood control tidegate in the creek. At December 31, 2011, the Company had an accrual of $15 million ($9 million at December 31, 2010) for environmental remediation at the two Wood-Ridge sites. In 2011, the Company spent $9 million ($22 million in 2010) on environmental remediation at the two Wood-Ridge sites.

Dow Brasil S.A. acquired a toluene diisocyanate ("TDI") manufacturing plant located within the Camaçari, Brazil petrochemical complex from Pronor in 1998. Since the acquisition, the TDI plant has undergone a number of environmental investigations that indicate that pre-acquisition materials/waste management practices resulted in extensive soil and groundwater contamination with mono and dichlorobenzenes, dinitrotoluene, and toluene, among other compounds. Additional investigation is needed to further delineate the vertical limits of soil and groundwater impacts. In December 2011, an accrual was established in the amount of $50 million to address environmental remediation of soils and long-term groundwater remediation at the site. At December 31, 2011, the Company had an accrual of $52 million ($2 million at December 31, 2010) for environmental remediation at the Camaçari TDI manufacturing site. In 2011, the Company spent $1 million ($1 million in 2010) on environmental remediation at the Camaçari TDI manufacturing site.

In total, the Company’s accrued liability for probable environmental remediation and restoration costs was $733 million at December 31, 2011, compared with $607 million at the end of 2010. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows.

The amounts charged to income on a pretax basis related to environmental remediation totaled $261 million in 2011, $158 million in 2010 and $269 million in 2009. The amounts charged to income on a pretax basis related to operating the Company’s current pollution abatement facilities totaled $744 million in 2011, $706 million in 2010 and $675 million in 2009. Capital expenditures for environmental protection were $170 million in 2011, $173 million in 2010 and $219 million in 2009.

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

The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem:

	2011	2010	2009
Claims unresolved at January 1	62,582	75,030	75,706
Claims filed	7,810	7,731	8,455
Claims settled, dismissed or otherwise resolved	(17,167)	(20,179)	(9,131)
Claims unresolved at December 31	53,225	62,582	75,030
Claimants with claims against both UCC and Amchem	(16,304)	(18,890)	(24,146)
Individual claimants at December 31	36,921	43,692	50,884

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

In November 2011, Union Carbide requested ARPC to review Union Carbide's 2011 asbestos claim and resolution activity and determine the appropriateness of updating its December 2010 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2011. In January 2012, APRC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on Union Carbide's own review of the asbestos claim and resolution activity and ARPC's response, Union Carbide determined that no change to the accrual was required. At December 31, 2011, Union Carbide's asbestos-related liability for pending and future claims was $668 million.

At December 31, 2011, approximately 18 percent of the recorded liability related to pending claims and approximately 82 percent related to future claims. At December 31, 2010, approximately 21 percent of the recorded liability related to pending claims and approximately 79 percent related to future claims.

Defense and Resolution Costs
The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs				Aggregate Costs
In millions	2011	2010	2009	to Date as of Dec 31, 2011
Defense costs	$88	$87	$62	$862
Resolution costs	$60	$43	$94	$1,583

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

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $88 million in 2011, $73 million in 2010 and $58 million in 2009, and was reflected in “Cost of sales” in the consolidated statements of income.

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

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $40 million at December 31, 2011 and $50 million at December 31, 2010. At December 31, 2011 and December 31, 2010, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage. The following table summarizes Union Carbide’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs at December 31 In millions	2011	2010
Receivables for defense costs – carriers with settlement agreements	$20	$12
Receivables for resolution costs – carriers with settlement agreements	158	236
Receivables for insurance recoveries – carriers without settlement agreements	40	50
Total	$218	$298

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

Because of the uncertainties described above, Union Carbide’s management cannot estimate the full range of the cost of resolving pending and future asbestos-related claims facing Union Carbide and Amchem. Union Carbide’s management believes that it is reasonably possible that the cost of disposing of Union Carbide’s asbestos-related claims, including future defense costs, could have a material impact on Union Carbide’s results of operations and cash flows for a particular period and on the consolidated financial position of Union Carbide.

It is the opinion of Dow’s management that it is reasonably possible that the cost of Union Carbide disposing of its asbestos-related claims, including future defense costs, could have a material impact on the Company’s results of operations and cash flows for a particular period and on the consolidated financial position of the Company.

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

Arbitration
The Company’s claims against PIC are subject to an agreement between the parties to arbitrate under the Rules of Arbitration of the International Chamber of Commerce. On February 18, 2009, the Company initiated arbitration proceedings against PIC alleging that PIC breached the JVFA by failing to close the transaction on January 2, 2009, and as a result, Dow suffered substantial damages. The Company is seeking damages in excess of $2.5 billion in the arbitration proceeding. The parties have now completed their briefing, submissions of evidence and oral arguments to the three-member arbitration tribunal. The record on the merits is now closed, and the Company anticipates a decision in early 2012.

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

Dow uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Company is a historical simulation model which captures co-movements in market rates across different instruments and market risk exposure categories. The historical simulation model uses a 97.5 percent confidence level and the historical scenario period includes at least six months of historical data. The 2011 and 2010 year-end and average daily VAR for the aggregate of all positions are shown below. These amounts are immaterial relative to the total equity of the Company:

Total Daily VAR by Exposure Type at December 31	2011		2010
In millions	Year-end	Average	Year-end	Average
Foreign exchange	$2	$2	$1	$3
Interest rate	$286	$199	$251	$211
Equities	$29	$20	$15	$12
Commodities	$4	$4	$1	$2
Composite	$300	$220	$252	$218

The Company’s daily VAR for the aggregate of all positions increased from a composite VAR of $252 million at December 31, 2010 to a composite VAR of $300 million at December 31, 2011. Increased volatility contributed to the increase in VAR at year end for each of the exposure types.

See Note J to the Consolidated Financial Statements for further disclosure regarding market risk.

The Dow Chemical Company and Subsidiaries
PART II, Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
The Dow Chemical Company:
We have audited the accompanying consolidated balance sheets of The Dow Chemical Company and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Dow Chemical Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Midland, Michigan
February 15, 2012

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

(In millions, except per share amounts) For the years ended December 31	2011	2010	2009
Net Sales	$59,985	$53,674	$44,875
Cost of sales	51,029	45,780	39,148
Research and development expenses	1,646	1,660	1,492
Selling, general and administrative expenses	2,788	2,609	2,487
Amortization of intangibles	496	509	399
Goodwill impairment loss	—	—	7
Restructuring charges	—	26	689
Purchased in-process research and development charge	—	—	7
Acquisition and integration related expenses	31	143	166
Asbestos-related credit	—	54	—
Equity in earnings of nonconsolidated affiliates	1,223	1,112	630
Sundry income (expense) - net	(316)	125	891
Interest income	40	37	39
Interest expense and amortization of debt discount	1,341	1,473	1,571
Income from Continuing Operations Before Income Taxes	3,601	2,802	469
Provision (Credit) for income taxes	817	481	(97)
Net Income from Continuing Operations	2,784	2,321	566
Income from discontinued operations, net of income taxes	—	—	110
Net Income	2,784	2,321	676
Net income attributable to noncontrolling interests	42	11	28
Net Income Attributable to The Dow Chemical Company	2,742	2,310	648
Preferred stock dividends	340	340	312
Net Income Available for The Dow Chemical Company Common Stockholders	$2,402	$1,970	$336

Per Common Share Data:
Net income from continuing operations available for common stockholders	$2.06	$1.75	$0.22
Discontinued operations attributable to common stockholders	—	—	0.10
Earnings per common share - basic	$2.06	$1.75	$0.32

Net income from continuing operations available for common stockholders	$2.05	$1.72	$0.22
Discontinued operations attributable to common stockholders	—	—	0.10
Earnings per common share - diluted	$2.05	$1.72	$0.32

Common stock dividends declared per share of common stock	$0.90	$0.60	$0.60
Weighted-average common shares outstanding - basic	1,149.0	1,125.9	1,043.2
Weighted-average common shares outstanding - diluted	1,158.2	1,143.8	1,053.9
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

(In millions, except share amounts) At December 31	2011	2010
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2011: $170; 2010: $145)	$5,444	$7,039
Marketable securities and interest-bearing deposits	2	—
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2011: $121; 2010: $128)	4,900	4,616
Other	4,726	4,428
Inventories	7,577	7,087
Deferred income tax assets - current	471	611
Other current assets	302	349
Total current assets	23,422	24,130
Investments
Investment in nonconsolidated affiliates	3,405	3,453
Other investments (investments carried at fair value - 2011: $2,008; 2010: $2,064)	2,508	2,542
Noncurrent receivables	1,144	388
Total investments	7,057	6,383
Property
Property	52,216	51,648
Less accumulated depreciation	34,917	33,980
Net property (variable interest entities restricted - 2011: $2,169; 2010: $1,388)	17,299	17,668
Other Assets
Goodwill	12,930	12,967
Other intangible assets (net of accumulated amortization - 2011: $2,349; 2010: $1,805)	5,061	5,530
Deferred income tax assets - noncurrent	2,559	2,079
Asbestos-related insurance receivables - noncurrent	172	220
Deferred charges and other assets	724	611
Total other assets	21,446	21,407
Total Assets	$69,224	$69,588
Liabilities and Equity
Current Liabilities
Notes payable	$541	$1,467
Long-term debt due within one year	2,749	1,755
Accounts payable:
Trade	4,778	4,356
Other	2,216	2,249
Income taxes payable	382	349
Deferred income tax liabilities - current	129	105
Dividends payable	376	257
Accrued and other current liabilities	2,463	3,358
Total current liabilities	13,634	13,896
Long-Term Debt (variable interest entities nonrecourse - 2011: $1,138; 2010: $167)	18,310	20,605
Other Noncurrent Liabilities
Deferred income tax liabilities - noncurrent	1,091	1,295
Pension and other postretirement benefits - noncurrent	9,034	7,492
Asbestos-related liabilities - noncurrent	608	663
Other noncurrent obligations	3,109	2,995
Total other noncurrent liabilities	13,842	12,445
Redeemable Noncontrolling Interest	147	—
Stockholders’ Equity
Preferred stock, series A ($1.00 par, $1,000 liquidation preference, 4,000,000 shares)	4,000	4,000
Common stock (authorized 1,500,000,000 shares of $2.50 par value each; issued 2011: 1,184,562,287 shares; 2010: 1,172,354,054 shares)	2,961	2,931
Additional paid-in capital	2,663	2,286
Retained earnings	19,087	17,736
Accumulated other comprehensive loss	(5,996)	(4,399)
Unearned ESOP shares	(434)	(476)
Treasury stock at cost (2011: zero shares; 2010: 5,137,039 shares)	—	(239)
The Dow Chemical Company’s stockholders’ equity	22,281	21,839
Noncontrolling interests	1,010	803
Total equity	23,291	22,642
Total Liabilities and Equity	$69,224	$69,588
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

(In millions) For the years ended December 31	2011	2010	2009
Operating Activities
Net income	$2,784	$2,321	$676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,883	2,962	2,827
Purchased in-process research and development charge	—	—	7
Provision (Credit) for deferred income tax	1	328	(652)
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	(207)	(444)	60
Pension contributions	(806)	(708)	(355)
Net gain on sales of investments	(39)	—	—
Net gain on sales of property, businesses and consolidated companies	(25)	(95)	(256)
Other net (gain) loss	10	(12)	(31)
Net gain on sales of ownership interest in nonconsolidated affiliates	(61)	(25)	(795)
Goodwill impairment loss	—	—	7
Restructuring charges	—	26	684
Loss on early extinguishment of debt	482	46	56
Asbestos-related credit	—	(54)	—
Excess tax benefits from share-based payment arrangements	(23)	(20)	(10)
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(2,184)	(1,209)	(990)
Proceeds from interests in trade accounts receivable conduits	1,737	1,038	—
Inventories	(702)	(750)	63
Accounts payable	376	495	304
Other assets and liabilities	(347)	203	480
Cash provided by operating activities	3,879	4,102	2,075
Investing Activities
Capital expenditures	(2,687)	(2,130)	(1,683)
Construction of assets pending sale / leaseback	(113)	—	—
Proceeds from sale / leaseback of assets	119	—	—
Proceeds from sales of property and businesses	670	1,877	294
Acquisitions of businesses	(8)	(8)	(35)
Purchases of previously leased assets	(30)	(45)	(713)
Investments in consolidated companies, net of cash acquired	(218)	(215)	(15,045)
Proceeds from sales of consolidated companies	56	74	1,563
Investments in and loans to nonconsolidated affiliates	(248)	(107)	(122)
Distributions and loan repayments from nonconsolidated affiliates	295	29	9
Proceeds from sales of ownership interests in nonconsolidated affiliates	93	113	1,413
Purchase of unallocated Rohm and Haas ESOP shares	—	—	(552)
Change in restricted cash	—	436	—
Purchases of investments	(797)	(946)	(580)
Proceeds from sales and maturities of investments	874	1,057	684
Cash provided by (used in) investing activities	(1,994)	135	(14,767)
Financing Activities
Changes in short-term notes payable	(844)	(700)	(418)
Proceeds from notes payable	—	84	—
Payments on notes payable	—	(668)	—
Proceeds from revolving credit facility	—	—	3,000
Payments on revolving credit facility	—	—	(3,000)
Proceeds from Term Loan	—	—	9,226
Payments on Term Loan	—	—	(9,226)
Proceeds from issuance of long-term debt	3,624	3,131	8,283
Payments on long-term debt	(5,337)	(1,387)	(1,790)
Redemption of preferred securities of subsidiaries and payment of accrued dividends	—	—	(520)
Purchases of treasury stock	(19)	(14)	(5)
Proceeds from issuance of common stock	236	181	966
Proceeds from issuance of preferred stock	—	—	7,000
Proceeds from sales of common stock	98	109	555
Issuance costs for debt and equity securities	(27)	(12)	(368)
Excess tax benefits from share-based payment arrangements	23	20	10
Distributions to noncontrolling interests	(42)	(8)	(24)
Contribution from noncontrolling interests	184	100	—
Dividends paid to stockholders	(1,258)	(1,014)	(1,030)
Cash provided by (used in) financing activities	(3,362)	(178)	12,659
Effect of Exchange Rate Changes on Cash	(121)	88	79
Cash Assumed in Initial Consolidation of Variable Interest Entities	3	46	—
Summary
Increase (Decrease) in cash and cash equivalents	(1,595)	4,193	46
Cash and cash equivalents at beginning of year	7,039	2,846	2,800
Cash and cash equivalents at end of year	$5,444	$7,039	$2,846
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

(In millions) For the years ended December 31	2011	2010	2009
Preferred Stock
Balance at beginning of year	$4,000	$4,000	$—
Preferred stock issued	—	—	7,000
Preferred stock repurchased	—	—	(2,500)
Preferred stock converted to common stock	—	—	(500)
Balance at end of year	4,000	4,000	4,000
Common Stock
Balance at beginning of year	2,931	2,906	2,453
Common stock issued	30	25	453
Balance at end of year	2,961	2,931	2,906
Additional Paid-in Capital
Balance at beginning of year	2,286	1,913	872
Common stock issued	206	156	2,643
Sale of shares to ESOP	—	—	(1,529)
Stock-based compensation and allocation of ESOP shares	171	217	(73)
Balance at end of year	2,663	2,286	1,913
Retained Earnings
Balance at beginning of year	17,736	16,704	17,013
Net income available for The Dow Chemical Company common stockholders	2,402	1,970	336
Dividends declared on common stock (per share: $0.90 in 2011, $0.60 in 2010 and $0.60 in 2009)	(1,037)	(677)	(639)
Other	(14)	(13)	(6)
Impact of adoption of ASU 2009-17, net of tax	—	(248)	—
Balance at end of year	19,087	17,736	16,704
Accumulated Other Comprehensive Loss
Unrealized Gains (Losses) on Investments at beginning of year	111	79	(111)
Net change in unrealized gains (losses)	(33)	32	190
Balance at end of year	78	111	79
Cumulative Translation Adjustments at beginning of year	367	624	221
Translation adjustments	(295)	(257)	403
Balance at end of year	72	367	624
Pension and Other Postretirement Benefit Plans at beginning of year	(4,871)	(4,587)	(4,251)
Net prior service credit	20	23	19
Net loss	(1,283)	(307)	(355)
Balance at end of year	(6,134)	(4,871)	(4,587)
Accumulated Derivative Loss at beginning of year	(6)	(8)	(248)
Net hedging results	(1)	(13)	(65)
Reclassification to earnings	(5)	15	305
Balance at end of year	(12)	(6)	(8)
Total accumulated other comprehensive loss	(5,996)	(4,399)	(3,892)
Unearned ESOP Shares
Balance at beginning of year	(476)	(519)	—
Shares acquired	(5)	(1)	(553)
Shares allocated to ESOP participants	47	44	34
Balance at end of year	(434)	(476)	(519)
Treasury Stock
Balance at beginning of year	(239)	(557)	(2,438)
Purchases	(19)	(14)	(5)
Sale of shares to ESOP	—	—	1,529
Issuance to employees and employee plans	258	332	357
Balance at end of year	—	(239)	(557)
The Dow Chemical Company’s Stockholders’ Equity	22,281	21,839	20,555
Noncontrolling Interests
Balance at beginning of year	803	569	69
Net income attributable to noncontrolling interests	42	11	28
Distributions to noncontrolling interests	(43)	(8)	(24)
Capital contributions	37	—	—
Acquisition of Rohm and Haas Company noncontrolling interests	—	—	432
Consolidation of variable interest entities	31	109	46
Conversion of note payable to preferred shares of a subsidiary	158	—	—
Impact of adoption of ASU 2009-17	—	100	—
Other	(18)	22	18
Balance at end of year	1,010	803	569
Total Equity	$23,291	$22,642	$21,124
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

(In millions) For the years ended December 31	2011	2010	2009
Net Income	$2,784	$2,321	$676
Other Comprehensive Income (Loss), Net of Tax (tax amounts shown below for 2011, 2010, 2009)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) during the period (net of tax of $(13), $12, $53)	(19)	17	134
Less: Reclassification adjustments for net amounts included in net income (net of tax of $(8), $8, $30)	(14)	15	56
Cumulative translation adjustments (net of tax of $26, $57, $(15))	(295)	(257)	403
Pension and other postretirement benefit plans:
Prior service credit (cost) arising during period (net of tax of $(1), $-, $(1))	1	(2)	(1)
Net loss arising during period (net of tax of $(657), $(193), $(257))	(1,524)	(485)	(433)
Less: Amortization of prior service cost included in net periodic pension costs (net of tax of $8, $13, $8)	19	25	20
Less: Amortization of net loss included in net periodic pension costs (net of tax of $130, $92, $40)	241	178	78
Net gains (losses) on cash flow hedging derivative instruments (net of tax of $(4), $2, $56)	(6)	2	240
Total other comprehensive income (loss)	(1,597)	(507)	497
Comprehensive Income	1,187	1,814	1,173
Comprehensive income attributable to noncontrolling interests, net of tax	42	11	28
Comprehensive Income Attributable to The Dow Chemical Company	$1,145	$1,803	$1,145
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

Certain changes have been made to operating segment information to reflect changes made in the third quarter of 2011 related to changes in the Company’s organization.

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

The Company routinely exchanges and swaps raw materials and finished goods with other companies to reduce delivery time, freight and other transportation costs. These transactions are treated as non-monetary exchanges and are valued at cost.

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

Long-lived assets to be disposed of by sale are classified as held for sale and reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased. Long-lived assets to be disposed of other than by sale are classified as held and used until they are disposed of and reported at the lower of carrying amount or fair value, and depreciation is recognized over the remaining useful life of the assets.

Goodwill and Other Intangible Assets
The Company records goodwill when the purchase price of a business acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. Goodwill is tested for impairment at the reporting unit level annually, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. In 2011, the Company early adopted Accounting Standard Update 2011-08, "Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment" which simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is performed. If the quantitative testing indicates that goodwill is impaired, the carrying value of goodwill is written down to fair value. The Company primarily utilizes a discounted cash flow methodology to calculate the fair value of its reporting units. See Note I for further information on goodwill.

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

Investments
Investments in debt and marketable equity securities (including warrants), primarily held by the Company’s insurance operations, are classified as trading, available-for-sale or held-to-maturity. Investments classified as trading are reported at fair value with unrealized gains and losses related to mark-to-market adjustments included in income. Those classified as available-for-sale are reported at fair value with unrealized gains and losses recorded in AOCI. Those classified as held-to-maturity are recorded at amortized cost. The cost of investments sold is determined by specific identification. The Company routinely reviews available-for-sale and held-to-maturity securities for other-than-temporary declines in fair value below the cost basis, and when events or changes in circumstances indicate the carrying value of an asset may not be recoverable, the security is written down to fair value, establishing a new cost basis.

Revenue
Sales are recognized when the revenue is realized or realizable, and the earnings process is complete. Approximately
99 percent of the Company’s sales in 2011 related to sales of product (99 percent in 2010 and 98 percent in 2009). The remaining 1 percent in 2011 related to the Company’s service offerings, insurance operations, and licensing of patents and technology (1 percent in 2010 and 2 percent in 2009). Revenue for product sales is recognized as risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. As such, title to the product passes when the product is delivered to the freight carrier. Dow’s standard terms of delivery are included in its contracts of sale, order confirmation documents and invoices. Freight costs and any directly related costs of transporting finished product to customers are recorded as “Cost of sales.”

Revenue related to the Company’s insurance operations includes third-party insurance premiums, which are earned over the terms of the related insurance policies and reinsurance contracts. Revenue related to the initial licensing of patents and technology is recognized when earned; revenue related to running royalties is recognized according to licensee production levels.

Legal Costs
The Company expenses legal costs as incurred. Accruals for legal matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

Severance Costs
The Company routinely reviews its operations around the world in an effort to ensure competitiveness across its businesses and geographic areas. When the reviews result in a workforce reduction related to the shutdown of facilities or other optimization activities, severance benefits are provided to employees primarily under Dow’s ongoing benefit arrangements. These severance costs are accrued once management commits to a plan of termination including the number of employees to be terminated, their job classifications or functions, their locations and the expected completion date.

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

Earnings per Common Share
The calculation of earnings per common share is based on the weighted-average number of the Company’s common shares outstanding for the applicable period. The calculation of diluted earnings per common share reflects the effect of all dilutive potential common shares that were outstanding during the respective periods, unless the effect of doing so is antidilutive.

NOTE B – RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance
On September 30, 2011, the Company early adopted Accounting Standard Update (“ASU”) 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.”  This ASU simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted. The Company has incorporated this guidance into its goodwill testing for impairment. See Note I for additional information.

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

On January 1, 2010, the Company adopted ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which added disclosure requirements about transfers in and out of Levels 1 and 2 and separate disclosures about activity relating to Level 3 measurements and clarifies existing disclosure requirements related to the level of disaggregation and input and valuation techniques. See Note K for additional information about fair value measurements.

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

On January 1, 2010, the Company adopted ASU 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” This ASU was intended to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The Company evaluated the impact of adopting the guidance and the terms and conditions in place at January 1, 2010 and determined that certain sales of accounts receivable would be classified as secured borrowings. Under the Company’s sale of accounts receivable arrangements, $915 million was outstanding at January 1, 2010. The maximum amount of receivables available for participation in these programs was $1,939 million at January 1, 2010. See Note O for additional information about transfers of financial assets.

Accounting Guidance Issued But Not Adopted as of December 31, 2011
In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities," which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards ("IFRS"). This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Retrospective presentation for all comparative periods presented is required. The Company is currently evaluating the impact of adopting this guidance.

In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income," which improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, although early adoption is permitted. In December 2011, the FASB issued ASU 2011-12 "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05," which defers certain aspects of ASU 2011-05 related to the presentation of reclassification adjustments. The adoption of the revised guidance on January 1, 2012 is not expected to have a material impact on the Company's consolidated financial statements. The new presentation will be included in the Company's Quarterly Reporting on Form 10-Q for the quarter ended March 31, 2012.

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," which provides common requirements for measuring fair value and disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011. The adoption of this guidance on January 1, 2012 is not expected to have a material impact on the Company's consolidated financial statements. The applicable enhanced disclosures will be included in the Company's Quarterly Reporting on Form 10-Q for the quarter ended March 31, 2012.

NOTE C – RESTRUCTURING

2009 Restructuring
On June 30, 2009, the Company’s Board of Directors approved a restructuring plan related to the Company’s acquisition of Rohm and Haas Company (“Rohm and Haas”) as well as actions to advance the Company’s strategy and to respond to continued weakness in the global economy. The restructuring plan included the elimination of approximately 2,500 positions primarily resulting from synergies to be achieved as a result of the acquisition of Rohm and Haas. In addition, the plan included the shutdown of a number of manufacturing facilities. As a result of the restructuring activities, the Company recorded pretax restructuring charges of $677 million in the second quarter of 2009, consisting of asset write-downs and write-offs of $454 million, costs associated with exit or disposal activities of $68 million and severance costs of $155 million. The impact of the charges is shown as “Restructuring charges” in the consolidated statements of income and was reflected in the Company’s segment results as shown in the following table, which also reflects adjustments made in 2009 to the 2009 plan, the 2008 plan and the 2007 plan.

2009 Restructuring Charges by Operating Segment In millions	Impairment of Long-Lived Assets and Other Assets	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Electronic and Functional Materials	$48	$—	$—	$48
Coatings and Infrastructure Solutions	258	4	—	262
Performance Materials	2	—	—	2
Performance Plastics	1	—	—	1
Feedstocks and Energy	140	—	—	140
Corporate	5	64	155	224
Total 2009 restructuring charges	$454	$68	$155	$677
Adjustments to restructuring charges:
2009 Plan - Corporate	—	13	—	13
2008 Plan - Corporate	—	—	19	19
2007 Plan - Agricultural Sciences	—	(15)	—	(15)
2007 Plan - Corporate	—	—	(5)	(5)
Net 2009 restructuring charges	$454	$66	$169	$689

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

◦
Ethylene manufacturing facility in Hahnville, Louisiana. A write-off of the net book value of the related buildings, machinery and equipment against the Feedstocks and Energy segment was recorded. The facility was shut down in the second quarter of 2009.

◦
Ethylene oxide/ethylene glycol manufacturing facility in Hahnville, Louisiana. A write-off of the net book value of the related buildings, machinery and equipment against the Feedstocks and Energy segment was recorded. The facility was shut down in the second quarter of 2009.

◦
Ethylene dichloride and vinyl chloride monomer manufacturing facility in Plaquemine, Louisiana. A write-down of the net book value of the related buildings, machinery and equipment against the Feedstocks and Energy segment was recorded. The facility was shut down in the third quarter of 2011.

•	With the completion of the Company’s acquisition of Rohm and Haas, the following charges were recognized:

◦
Due to an expected loss from the FTC required divestitures of certain acrylic monomer and specialty latex assets within eight months of the closing of the acquisition of Rohm and Haas, the Company recognized an impairment charge of $205 million against the Coatings and Infrastructure Solutions segment in the second quarter of 2009. The divestiture of the assets was completed in January 2010 (see Note E).

◦
The decision was made to shut down a number of small manufacturing facilities to optimize the assets of the Company. Write-downs of $96 million were recorded in the second quarter of 2009, primarily impacting the Electronic and Functional Materials ($46 million) and Coatings and Infrastructure Solutions ($48 million) segments.

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

The following table summarizes the activities related to the Company’s restructuring reserve:

2009 Restructuring Activities In millions	Impairment of Long-Lived Assets and Other Assets	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Restructuring charges recognized in the second quarter of 2009	$454	$68	$155	$677
Adjustment to reserve	—	13	—	13
Charges against reserve	(454)	(13)	—	(467)
Cash payments	—	—	(72)	(72)
Foreign currency impact	—	—	1	1
Reserve balance at December 31, 2009	$—	$68	$84	$152
Adjustments to reserve	21	7	1	29
Charges against reserve	(21)	(7)	—	(28)
Cash payments	—	—	(77)	(77)
Foreign currency impact	—	—	(2)	(2)
Reserve balance at December 31, 2010	$—	$68	$6	$74
Cash payments	—	—	(6)	(6)
Reserve balance at March 31, 2011	$—	$68	$—	$68

The shutdowns related to the 2009 restructuring plan were substantially completed in the first quarter of 2011, with the remaining liabilities primarily related to environmental remediation to be paid over time.

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
2010 Adjustments to 2009 and 2008 Restructuring Plans
In 2010, the Company recorded additional charges related to the 2009 restructuring plan, as follows: $13 million charge to adjust the impairment of long-lived assets and other assets related to the FTC required divestitures; $8 million charge related to the shutdown of a small manufacturing facility; $7 million charge related to additional costs associated with exit or disposal activities related to FTC required divestitures; and $1 million charge for additional severance related to FTC required divestitures. The impact of these charges is shown as “Restructuring charges” in the consolidated statements of income and was reflected in the following operating segments: Coatings and Infrastructure Solutions ($20 million), Electronic and Functional Materials ($8 million), and Corporate ($1 million).
In 2010, the Company decreased the severance reserve for the 2008 restructuring plan by $3 million to adjust the reserve to the remaining future payments. The impact of this adjustment is shown as “Restructuring charges” in the consolidated statements of income and was reflected in Corporate.
2009 Adjustments to 2008 and 2007 Restructuring Plans
In 2009, the Company increased the severance reserve for the 2008 restructuring plan by $19 million, for an additional workforce reduction of approximately 500 employees. The increase was reflected in Corporate.
In 2009, the Company reduced the 2007 restructuring reserve related to contract termination fees by $15 million as a result of the Company’s acquisition of Rohm and Haas, impacting the Agricultural Sciences segment. The initial liability established in 2007 included contract termination fees related to the cancellation of contract manufacturing agreements between the Company and Rohm and Haas. Following the completion of the acquisition, the liability for these fees was reversed. The Company also reduced the severance reserve for the 2007 restructuring plan by $5 million as redeployment opportunities for affected employees were identified. The decrease was reflected in Corporate.
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

In 2010, the Company decreased the restructuring reserve $34 million due to the divestiture of the Powder Coatings business and to adjust the reserve to expected future severance payments. The impact of this adjustment is shown as “Cost of sales” in the consolidated statements of income and was reflected in Corporate. In 2010, severance of $25 million was paid, leaving a currency adjusted liability of $12 million at December 31, 2010; $5 million for employees who had left the Company and continued to receive annuity payments primarily through the third quarter of 2011 and $7 million for approximately 44 employees.

In the first quarter of 2011, the Company decreased the restructuring reserve $6 million to adjust the reserve to the expected future severance payments. The impact of this adjustment is shown as "Cost of sales" in the consolidated statements of income and was reflected in Corporate. Severance payments of $7 million were made in the first half of 2011, bringing the program to a close.

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

As a condition of the FTC’s approval of the Merger, the Company was required to divest a portion of its acrylic monomer and specialty latex businesses and its hollow sphere particle business. The Company completed the sale of these businesses in 2010 (see Note E). Total net sales and cost of sales for these businesses amounted to approximately one percent of the Company’s 2008 net sales and cost of sales.

The following table provides net sales and results of operations from the Rohm and Haas acquired businesses included in the Company’s 2009 results since the April 1, 2009 acquisition. Included in the results from Rohm and Haas was $257 million of restructuring charges (see Note C), a one-time increase in cost of sales of $209 million related to the fair value step-up of inventories acquired from Rohm and Haas and sold in the second quarter of 2009, and a pretax loss of $56 million on the early extinguishment of debt.

Rohm and Haas Results of Operations	April 1 – Dec 31,
In millions	2009
Net sales	$5,599
Loss from Continuing Operations Before Income Taxes	$(134)

The following table provides pro forma net sales and results of operations for the year ended December 31, 2009, as if Rohm and Haas had been acquired on January 1, 2009. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as increased depreciation and amortization expense on assets acquired from Rohm and Haas resulting from the fair valuation of assets acquired and the impact of acquisition financing in place at December 31, 2009. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Rohm and Haas. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of the future operating results of the combined company.

Pro Forma Results of Operations In millions, except per share amounts	2009
Net sales	$45,853
Net loss available for The Dow Chemical Company common stockholders	$(501)
Loss per common share – diluted	$(0.45)

The following table summarizes the fair values of the assets acquired and liabilities assumed from Rohm and Haas on April 1, 2009. During the measurement period, which ended on March 31, 2010, net adjustments of $145 million were made to the fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill. These adjustments are summarized in the table presented below. No further adjustments were made to the acquisition-date fair values of assets acquired and liabilities assumed after the end of the measurement period.

Assets Acquired and Liabilities Assumed on April 1, 2009	Initial Valuation	2009 Adjustments to Fair Value	At Dec 31, 2009	2010 Adjustments to Fair Value	At March 31, 2010
In millions
Purchase Price	$15,681	$—	$15,681	$—	$15,681
Fair Value of Assets Acquired
Current assets	$2,710	$—	$2,710	$(18)	$2,692
Property	3,930	(138)	3,792	—	3,792
Other intangible assets	4,475	830	5,305	—	5,305
Other assets	1,288	32	1,320	—	1,320
Net assets of the Salt business (1)	1,475	(167)	1,308	—	1,308
Total Assets Acquired	$13,878	$557	$14,435	$(18)	$14,417
Fair Value of Liabilities and Noncontrolling Interests Assumed
Current liabilities	$1,218	$(11)	$1,207	$(1)	$1,206
Long-term debt	2,528	13	2,541	—	2,541
Accrued and other liabilities and noncontrolling interests	702	—	702	—	702
Pension benefits	1,119	—	1,119	—	1,119
Deferred tax liabilities – noncurrent	2,482	311	2,793	82	2,875
Total Liabilities and Noncontrolling Interests Assumed	$8,049	$313	$8,362	$81	$8,443
Goodwill	$9,852	$(244)	$9,608	$99	$9,707

(1)	Morton International, Inc.

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

The acquisition resulted in the recognition of $9,707 million of goodwill, which is not deductible for tax purposes. See Note I for further information on goodwill.

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

Financing for the Rohm and Haas Acquisition
Financing for the acquisition of Rohm and Haas included debt and equity financing (see Notes P, V and W).

Rohm and Haas Acquisition and Integration Related Expenses
During the first quarter of 2011, pretax charges totaling $31 million were recorded for integration costs related to the April 1, 2009 acquisition of Rohm and Haas, which was completed in the first quarter of 2011. During 2010, pretax charges totaling $143 million were recorded for integration expenses. During 2009, pretax charges totaling $166 million were recorded for legal expenses and other transaction and integration costs related to the acquisition. These charges, which were expensed in accordance with the accounting guidance for business combinations, are shown as “Acquisition and integration related expenses” and reflected in Corporate. An additional $60 million of acquisition-related retention expenses were incurred during 2009 and recorded in “Cost of sales,” “Research and development expenses,” and “Selling, general and administrative expenses” and reflected in Corporate.

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

The Company recorded a pretax charge of $7 million in 2009 for IPR&D projects associated with the October 30, 2009 purchase of lithium ion battery technology that was not part of a business combination. The estimated value assigned to the IPR&D projects was determined primarily based on a discounted cash flow model. The IPR&D charge is shown as “Purchased in-process research and development charge” in the consolidated statements of income and was related to a technology purchase for projects within the Ventures business, impacting Corporate.

NOTE E – DIVESTITURES

Divestiture of Contract Manufacturing Business
On December 31, 2011, the Company sold the shares of Chemoxy International Limited, a contract manufacturing company located in the United Kingdom, to Crossco (1255) Limited. All assets and liabilities aligned with this company were sold including receivables; inventory; property, plant and equipment; customer lists; trademarks; software; and trade and other payables. The sale was completed for $6 million, net of working capital adjustments and costs to sell, with proceeds subject to customary post-closing adjustments to be finalized in subsequent periods. The value of the net assets divested was $48 million. The Company recorded a $42 million pretax loss on the sale, included in "Sundry income (expense) - net" and reflected in Performance Materials. The Company recorded an after-tax gain on the sale of $44 million, primarily related to a tax benefit triggered by the recognition of capital losses on the share sale.

Divestiture of Polypropylene Business
On July 27, 2011, the Company entered into a definitive agreement to sell its global Polypropylene business (a Performance Plastics business) to Braskem SA. The definitive agreement specified the assets and liabilities related to the business to be included in the sale: the Company's polypropylene manufacturing facilities at Schkopau and Wesseling, Germany, and Freeport and Seadrift, Texas; railcars; inventory; receivables; business know-how; certain product and process technology; and customer contracts and lists. On September 30, 2011, the sale was completed for $459 million, net of working capital adjustments and costs to sell, with proceeds subject to customary post-closing adjustments to be finalized in subsequent periods. The proceeds included a $474 million receivable that was paid to the Company on October 3, 2011. Dow's Polypropylene Licensing and Catalyst business and related catalyst facilities were excluded from this sale. The transaction resulted in several long-term supply, service and purchase agreements between Dow and Braskem SA, which are expected to generate significant ongoing cash flows. As a result, the divestiture of this business was not reported as discontinued operations.

Divestiture of Styron Business Unit
On March 2, 2010, the Company announced the entry into a definitive agreement to sell the Styron business unit (“Styron”) to an affiliate of Bain Capital Partners. The definitive agreement specified the assets and liabilities related to the businesses and products to be included in the sale. On June 17, 2010, the sale was completed for $1,561 million, net of working capital adjustments and costs to sell, with proceeds subject to customary post-closing adjustments. The proceeds included a

$75 million long-term note receivable. In addition, the Company elected to acquire a 7.5 percent equity interest in the resulting privately held, global materials company. Businesses and products sold included: Styrenics – polystyrene, acrylonitrile butadiene styrene, styrene acrylonitrile and expandable polystyrene; Emulsion Polymers; Polycarbonate and Compounds and Blends; Synthetic Rubber; and certain products from Dow Automotive Systems. Also included in the sale were certain styrene monomer assets and the Company’s 50 percent ownership interest in Americas Styrenics LLC, a nonconsolidated affiliate.

Styron’s results of operations were not classified as discontinued operations, as the Company has continuing cash flows as a result of several long-term supply, service and purchase agreements, and continues to hold an equity interest.

The following table presents the major classes of assets and liabilities divested by operating segment:

Styron Assets and Liabilities Divested on June 17, 2010 In millions	Perf Materials	Perf Plastics	Feedstocks and Energy	Corp	Total
Inventories	$172	$152	$144	$—	$468
Other current assets	291	201	23	205	720
Investment in nonconsolidated affiliate	—	158	—	—	158
Net property	277	126	8	—	411
Goodwill	111	30	—	—	141
Other noncurrent assets	—	—	—	96	96
Total assets divested	$851	$667	$175	$301	$1,994
Current liabilities	$—	$—	$—	$347	$347
Other noncurrent liabilities	—	—	—	92	92
Total liabilities divested	$—	$—	$—	$439	$439
Components of accumulated other comprehensive income divested	$—	$—	$—	$45	$45
Net value divested	$851	$667	$175	$(183)	$1,510

Post-closing adjustments were finalized in the fourth quarter of 2010. In 2010, the Company recognized a pretax gain of $27 million on the sale, net of post-closing adjustments of $24 million and including a net gain on the sale of two small, related joint ventures, working capital adjustments and additional costs to sell. The net gain was included in “Sundry income (expense) – net” and reflected in the following operating segments: Performance Materials ($20 million) and Performance Plastics ($7 million). The sale resulted in an after-tax loss of $56 million, primarily because goodwill related to the divestiture was not tax deductible.

On February 3, 2011, Styron repaid the $75 million long-term note receivable, plus interest. In the first quarter of 2011, the Company received dividend income of $25 million, recorded in "Sundry income (expense) - net" in the consolidated statements of income and reflected in Corporate. The Company continued to hold a 6.5 percent equity interest at December 31, 2011.

Divestitures Required as a Condition to the Acquisition of Rohm and Haas
As a condition of the FTC’s approval of the April 1, 2009 acquisition of Rohm and Haas, the Company was required to divest a portion of its acrylic monomer and specialty latex businesses and its hollow sphere particle business. As a result, the Company recognized an impairment charge of $205 million against the Coatings and Infrastructure Solutions segment related to these assets in the second quarter of 2009 restructuring charge (see Note C).

On July 31, 2009, the Company entered into a definitive agreement that included the sale of the portion of its acrylic monomer and specialty latex businesses. The sale was completed on January 25, 2010. Additional impairment charges of $8 million related to these assets were recognized in the first quarter of 2010. In the second quarter of 2010, additional severance costs of $1 million and the write-off of other assets of $5 million were recognized. The impact of these charges was reflected in Coatings and Infrastructure Solutions ($13 million) and Corporate ($1 million) (see Note C).

The Company completed the sale of its hollow sphere particle business in the second quarter of 2010 and recognized additional costs associated with disposal activities of $7 million, related to contract termination fees and reflected in Coatings and Infrastructure Solutions (see Note C).

Divestiture of Rohm and Haas Salt Business
On April 1, 2009, the Company announced the entry into a definitive agreement to sell the stock of Morton International, Inc. (“Morton”), the Salt business of Rohm and Haas, to K+S Aktiengesellschaft (“K+S”). On October 1, 2009, the Company

completed the divestiture of its interest in Morton to K+S and received net proceeds of $1,576 million, with proceeds subject to customary post-closing adjustments. As a result, the Company recognized a pretax $37 million gain on the sale in the fourth quarter of 2009, included in “Sundry income (expense)– net,” and reflected in Corporate. One billion dollars in proceeds from this transaction were used to pay off the Term Loan Agreement used to fund the acquisition of Rohm and Haas (see Note P). The results of operations for the Salt business were reported in Corporate and were not material to the consolidated financial statements.

Divestiture of Calcium Chloride Business
On June 30, 2009, the Company completed the sale of the Calcium Chloride business for net proceeds of $204 million and recognized a pretax gain of $162 million. The results of the Calcium Chloride business, including the second quarter of 2009 gain on the sale, are reflected as “Income from discontinued operations, net of income taxes” in the consolidated statements of income.

The following table presents the results of discontinued operations:

Discontinued Operations In millions	2009
Net sales	$70
Income before income taxes	$175
Provision for income taxes	$65
Income from discontinued operations, net of income taxes	$110

Divestiture of Investments in Nonconsolidated Affiliates
On September 1, 2009, the Company completed the sale of its ownership interest in Total Raffinaderij Nederland N.V. (“TRN”), a nonconsolidated affiliate, and related inventory to Total S.A. for $742 million. This sale resulted in a pretax net gain of $457 million, which consisted of a gain of $513 million included in “Sundry income (expense) – net” and a charge of $56 million related to the recognition of hedging losses, which were recorded to “Cost of sales.” The gain impacted the Feedstocks and Energy segment.

On September 30, 2009 the Company completed the sale of its ownership interest in the OPTIMAL Group of Companies (“OPTIMAL”), nonconsolidated affiliates, to Petroliam Nasional Berhad for net proceeds of $660 million. This sale resulted in a pretax gain of $339 million included in “Sundry income (expense) – net,” and reflected in the operating segments as follows: $146 million in Performance Materials and $193 million in Feedstocks and Energy.

NOTE F – INVENTORIES
The following table provides a breakdown of inventories:

Inventories at December 31 In millions	2011	2010
Finished goods	$4,327	$4,289
Work in process	1,716	1,498
Raw materials	765	644
Supplies	769	656
Total inventories	$7,577	$7,087

The reserves reducing inventories from a FIFO basis to a LIFO basis amounted to $1,105 million at December 31, 2011 and $1,003 million at December 31, 2010. Inventories valued on a LIFO basis, principally hydrocarbon and U.S. chemicals and plastics product inventories, represented 30 percent of the total inventories at December 31, 2011 and 29 percent of total inventories at December 31, 2010.

A reduction of certain inventories resulted in the liquidation of some of the Company’s LIFO inventory layers, increasing pretax income $126 million in 2011, $159 million in 2010 and $84 million in 2009.

NOTE G – PROPERTY

Property at December 31 In millions	Estimated Useful Lives (Years)	2011	2010
Land	—	$862	$893
Land and waterway improvements	15-25	1,310	1,264
Buildings	5-55	4,513	4,442
Machinery and equipment	3-20	37,580	37,224
Utility and supply lines	5-20	2,264	2,229
Other property	3-30	2,290	2,133
Construction in progress	—	3,397	3,463
Total property		$52,216	$51,648

In millions	2011	2010	2009
Depreciation expense	$2,177	$2,289	$2,291
Manufacturing maintenance and repair costs	$2,247	$1,949	$1,473
Capitalized interest	$90	$72	$61

NOTE H – NONCONSOLIDATED AFFILIATES AND RELATED COMPANY TRANSACTIONS
The Company’s investments in companies accounted for using the equity method (“nonconsolidated affiliates”) were $3,405 million at December 31, 2011 and $3,453 million at December 31, 2010. At December 31, 2011, the carrying amount of the Company’s investments in nonconsolidated affiliates was $80 million more than its share of the investees’ net assets, exclusive of additional differences for Dow Corning Corporation (“Dow Corning”) and MEGlobal, which are discussed separately below. At December 31, 2010, the carrying amount of the Company’s investments in nonconsolidated affiliates was $74 million more than its share of the investees’ net assets, exclusive of additional differences for Dow Corning, MEGlobal and Equipolymers. Dividends received from the Company’s nonconsolidated affiliates were $1,016 million in 2011, $668 million in 2010 and $690 million in 2009.
At December 31, 2011 and December 31, 2010, the Company’s investment in Dow Corning was $227 million less than the Company’s proportionate share of Dow Corning’s underlying net assets. This amount is considered a permanent difference related to the other-than-temporary decline in the Company's investment in Dow Corning, triggered by Dow Corning's May 15, 1995 bankruptcy filing. Dow Corning emerged from bankruptcy in 2004 (see Note N).
At December 31, 2010, the Company’s 50 percent investment in Equipolymers was $7 million less than the Company’s proportionate share of Equipolymers’ underlying net assets. This amount represented the difference between the value of certain assets of the joint venture and the Company’s related valuation on a U.S. GAAP basis, all of which was being amortized over the remaining useful lives of the assets. In the fourth quarter of 2009, the Company recognized an impairment loss of $65 million related to its investment in Equipolymers. On July 1, 2011, Equipolymers was merged into MEGlobal, with MEGlobal continuing as the surviving entity. In the third quarter of 2011, the Company received $115 million on a previously impaired note receivable related to its investment in Equipolymers and recognized $86 million in income, included in "Equity in earnings of nonconsolidated affiliates" in the consolidated statements of income and reflected in Performance Plastics.
At December 31, 2011, the Company’s investment in MEGlobal was $199 million less than the Company’s proportionate share of MEGlobal’s underlying net assets ($250 million less at December 31, 2010). This amount represents the difference between the value of certain assets of the joint venture and the Company’s related valuation on a U.S. GAAP basis, of which $60 million (including $6 million related to Equipolymers) is being amortized over the remaining useful lives of the assets and $139 million is considered to be a permanent difference.
On October 30, 2011, the Company and Saudi Arabian Oil Company (“Saudi Aramco”) formed a joint venture, Sadara Chemical Company (“Sadara”), to build and operate a world-scale, fully integrated chemicals complex in Jubail Industrial City, Kingdom of Saudi Arabia. The Company and Saudi Aramco have jointly funded the development of this project to date. However, formal contribution of the development costs to Sadara will not occur until 2012. At December 31, 2011, the Company's cumulative investment in the development costs since inception of $824 million is recorded in “Noncurrent receivables” in the consolidated balance sheets. With the formation of the joint venture, the Company's investment in the Sadara project in the fourth quarter of 2011 is included in “Investments in and loans to nonconsolidated affiliates” in the consolidated statements of cash flows. Prior to the fourth quarter of 2011, the Company's investment in the Sadara project was included in “Investments in consolidated companies, net of cash acquired” in the consolidated statements of cash flows.

The Company’s investment in Americas Styrenics LLC was sold on June 17, 2010, as part of the divestiture of Styron. See Note E for information regarding this divestiture and divestitures of the Company’s investments in two additional nonconsolidated affiliates in 2009.
All of the nonconsolidated affiliates in which the Company has investments are privately held companies; therefore, quoted market prices are not available.

Transactions with nonconsolidated affiliates and balances due to and due from these entities were not material to the consolidated financial statements.
Principal Nonconsolidated Affiliates
Dow had an ownership interest in 69 nonconsolidated affiliates at December 31, 2011 (72 at December 31, 2010). The Company's principal nonconsolidated affiliates and its ownership interest (direct and indirect) for each at December 31, 2011, 2010 and 2009 are as follows:

Principal Nonconsolidated Affiliates at December 31	Ownership Interest
	2011	2010	2009
Americas Styrenics LLC (1)	—	—	50%
Compañía Mega S.A.	28%	28%	28%
Dow Corning Corporation	50%	50%	50%
EQUATE Petrochemical Company K.S.C.	42.5%	42.5%	42.5%
Equipolymers (2)	—	50%	50%
The Kuwait Olefins Company K.S.C.	42.5%	42.5%	42.5%
MEGlobal (2)	50%	50%	50%
The SCG-Dow Group:
Siam Polyethylene Company Limited	49%	49%	49%
Siam Polystyrene Company Limited	50%	50%	50%
Siam Styrene Monomer Co., Ltd.	50%	50%	50%
Siam Synthetic Latex Company Limited	50%	50%	50%
Univation Technologies, LLC	50%	50%	50%
(1)    On June 17, 2010, the Company completed the sale of its ownership interest in Americas Styrenics LLC.
(2)    On July 1, 2011, Equipolymers was merged into MEGlobal.

The Company’s investment in its principal nonconsolidated affiliates was $2,546 million at December 31, 2011 and $2,635 million at December 31, 2010. Equity earnings from these companies were $1,132 million in 2011, $1,032 million in 2010 and $587 million in 2009. The summarized financial information presented below represents the combined accounts (at 100 percent) of the principal nonconsolidated affiliates.

Summarized Balance Sheet Information at December 31
In millions	2011	2010
Current assets	$8,823	$8,357
Noncurrent assets	14,966	14,717
Total assets	$23,789	$23,074
Current liabilities	$4,376	$4,338
Noncurrent liabilities	12,045	11,345
Total liabilities	$16,421	$15,683
Noncontrolling interests	$789	$647

Summarized Income Statement Information
In millions	2011	2010 (1)	2009 (2)
Sales	$16,396	$14,702	$12,590
Gross profit	$4,176	$3,833	$2,910
Net income	$2,470	$2,189	$1,281

(1)	The summarized income statement information for 2010 includes the results for Americas Styrenics LLC through June 17, 2010.

(2)	The summarized income statement information for 2009 includes the results for the OPTIMAL Group of Companies through September 30, 2009; see Note E.

The Company has service agreements with some of these entities, including contracts to manage the operations of manufacturing sites and the construction of new facilities; licensing and technology agreements; and marketing, sales, purchase and lease agreements.

Excess ethylene glycol produced in Dow’s plants in the United States and Europe is sold to MEGlobal and represented 1 percent of total net sales in 2011 (1 percent of total net sales in 2010 and 1 percent of total net sales in 2009). In addition, the Company sells ethylene to MEGlobal as a raw material for its ethylene glycol plants in Canada. Sales of ethylene and ethylene glycol to MEGlobal are reflected in the Feedstocks and Energy segment and represented 5 percent of the segment's sales in 2011 (6 percent in 2010 and 7 percent in 2009).

NOTE I – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010, by operating segment:

Goodwill	Electronic and Functional Materials	Coatings and Infrastructure Solutions	Ag Sciences	Perf Materials	Perf Plastics	Feedstocks and Energy	Total
In millions
Gross goodwill at Jan 1, 2010	$4,967	$4,118	$1,546	$1,306	$1,463	$63	$13,463
Accumulated impairments at Jan 1, 2010	—	—	—	(220)	(30)	—	(250)
Net goodwill at Jan 1, 2010	$4,967	$4,118	$1,546	$1,086	$1,433	$63	$13,213
Divestitures:
Styron	—	—	—	(111)	(30)	—	(141)
Powder Coatings	—	(4)	—	—	—	—	(4)
Hydrocarbon Resins	(9)	—	—	—	—	—	(9)
Foreign currency impact	(9)	(57)	—	(9)	(17)	—	(92)
Net goodwill at Dec 31, 2010	$4,949	$4,057	$1,546	$966	$1,386	$63	$12,967
Acquisition of seed company	—	—	12	—	—	—	12
Sale of a Dow Automotive Systems product line	—	—	—	(7)	—	—	(7)
Foreign currency impact	(15)	(16)	—	—	(11)	—	(42)
Net goodwill at Dec 31, 2011	$4,934	$4,041	$1,558	$959	$1,375	$63	$12,930
Accumulated impairments at Dec 31, 2011	—	—	—	209	—	—	209
Gross goodwill at Dec 31, 2011	$4,934	$4,041	$1,558	$1,168	$1,375	$63	$13,139
The recording of the April 1, 2009 acquisition of Rohm and Haas resulted in goodwill of $9,707 million (see Note D) , which is not deductible for tax purposes. During the first quarter of 2010, goodwill related to the acquisition of Rohm and Haas increased $99 million for net adjustments made during the measurement period to the fair values of the assets acquired and liabilities assumed. In the table above, these adjustments have been retrospectively reflected in the goodwill at January 1, 2010, in accordance with the accounting guidance for business combinations. The adjustments increased goodwill for the operating segments as follows: Electronic and Functional Materials ($33 million), Coatings and Infrastructure Solutions ($47 million), Agricultural Sciences ($2 million), Performance Materials ($4 million) and Performance Plastics ($13 million).

As a result of the June 17, 2010 divestiture of Styron, $141 million of associated goodwill and $16 million of intangible assets were divested (see Note E). On June 1, 2010, the Company divested its Powder Coatings business, including $4 million of associated goodwill, and on October 1, 2010, the Company divested its Hydrocarbon Resins business, including $9 million of associated goodwill. On November 30, 2011, the Company sold a Dow Automotive Systems product line, including $7 million of associated goodwill.

At December 31, 2011, the Company had accumulated goodwill impairments of $209 million ($246 million at December 31, 2010 and $250 million at January 1, 2010). During the past two years, the accumulated goodwill impairments balance was reduced by the following transactions: the June 17, 2010 divestiture of Styron, which included $4 million of impaired goodwill associated with the Rubber business (reflected in Performance Materials); the September 30, 2011 sale of the global Polypropylene business, which included $30 million of impaired goodwill (reflected in Performance Plastics); and the divestiture of the Dow Haltermann business during 2011, which included $7 million of impaired goodwill (reflected in Performance Materials).

Goodwill Impairments
In 2011, the Company early adopted ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.

During the fourth quarter of 2011, the Company performed its annual impairment test for goodwill. The Company assessed qualitative factors to determine whether it was more likely than not that the fair value of each reporting unit was less than its carrying value amount. The qualitative factors assessed for the Company included, but were not limited to, GDP growth rates, long-term hydrocarbon and energy prices, equity and credit market activity, discount rates, foreign exchange rates and overall financial performance. Qualitative factors assessed for each of the reporting units included, but were not limited to, changes in industry and market structure, competitive environments, planned capacity and new product launches, cost factors such as raw material prices, and financial performance of each reporting unit. The qualitative assessment indicated that it was more likely than not that the fair value of each reporting unit exceeded its carrying value. Additional quantitative testing was not required for any of the Company's reporting units.

During the fourth quarter of 2010, the Company performed its annual impairment tests for goodwill. As a result of the review, it was determined that no additional goodwill impairments existed.

During the fourth quarter of 2009, the Company performed its annual impairment tests for goodwill. As a result of the review, it was determined that the goodwill associated with the Dow Haltermann reporting unit was impaired. The impairment was based on a review of the Dow Haltermann reporting unit performed by management, in which discounted cash flows did not support the carrying value of the goodwill due to poor future projections for the business. As a result, an impairment loss of $7 million was recognized in the fourth quarter of 2009 against the Performance Materials segment.

Other Intangible Assets
The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets at December 31	2011			2010
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$1,693	$(594)	$1,099	$1,733	$(466)	$1,267
Patents	119	(97)	22	121	(95)	26
Software	1,049	(596)	453	965	(506)	459
Trademarks	695	(224)	471	693	(168)	525
Customer related	3,652	(730)	2,922	3,647	(492)	3,155
Other	150	(108)	42	122	(78)	44
Total other intangible assets, finite lives	$7,358	$(2,349)	$5,009	$7,281	$(1,805)	$5,476
IPR&D (1), indefinite lives	52	—	52	54	—	54
Total other intangible assets	$7,410	$(2,349)	$5,061	$7,335	$(1,805)	$5,530
(1)    In-process research and development ("IPR&D") purchased in a business combination.

The following table provides information regarding amortization expense:

Amortization Expense In millions	2011	2010	2009
Other intangible assets, excluding software	$496	$509	$399
Software, included in “Cost of sales”	$94	$87	$76

Total estimated amortization expense for the next five fiscal years is as follows:

Estimated Amortization Expense for Next Five Years In millions
2012	$553
2013	$531
2014	$510
2015	$492
2016	$480

NOTE J – FINANCIAL INSTRUMENTS
Investments
The Company’s investments in marketable securities are primarily classified as available-for-sale securities.

Investing Results
In millions	2011	2010	2009
Proceeds from sales of available-for-sale securities	$764	$981	$593
Gross realized gains	$44	$69	$32
Gross realized losses	$(14)	$(26)	$(28)

The following table summarizes the contractual maturities of the Company’s investments in debt securities:

Contractual Maturities of Debt Securities at December 31, 2011
In millions	Amortized Cost	Fair Value
Within one year	$23	$24
One to five years	476	520
Six to ten years	480	524
After ten years	229	273
Total	$1,208	$1,341

At December 31, 2011, the Company had $1,836 million ($3,200 million at December 31, 2010) of held-to-maturity securities (primarily Treasury Bills) classified as cash equivalents, as these securities had original maturities of three months or less. The Company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. At December 31, 2011, the Company had investments in money market funds of $1,090 million classified as cash equivalents ($35 million at December 31, 2010).

The net unrealized gain from mark-to-market adjustments recognized in earnings during 2011 on trading securities held at December 31, 2011 was $26 million ($14 million at December 31, 2010).

The following tables provide the fair value and gross unrealized losses of the Company’s investments that were deemed to be temporarily impaired at December 31, 2011 and 2010, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position:

Temporarily Impaired Securities at December 31, 2011 (1)
	Less than 12 months
In millions	Fair Value	Unrealized Losses
Debt securities:
Corporate bonds	$44	$(2)
Equity securities	190	(36)
Total temporarily impaired securities	$234	$(38)
(1) Unrealized losses of 12 months or more were less than $1 million.

Temporarily Impaired Securities at December 31, 2010 (1)
	Less than 12 months
In millions	Fair Value	Unrealized Losses
Debt securities:
Government debt (2)	$62	$(2)
Corporate bonds	43	(1)
Total debt securities	$105	$(3)
Equity securities	52	(3)
Total temporarily impaired securities	$157	$(6)
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

For debt securities, the credit rating of the issuer, current credit rating trends, the trends of the issuer’s overall sector, the ability of the issuer to pay expected cash flows and the length of time the security has been in a loss position are considered in determining whether unrealized losses represent an other-than-temporary impairment. The Company did not have any credit-related losses during 2011, 2010 or 2009.

For equity securities, the Company’s investments are primarily in Standard & Poor’s (“S&P”) 500 companies; however, the Company’s policies allow investments in companies outside of the S&P 500. The largest holdings are Exchange Traded Funds that represent the S&P 500 index or an S&P 500 sector or subset; the Company also has holdings in Exchange Traded Funds that represent emerging markets. The Company considers the evidence to support the recovery of the cost basis of a security including volatility of the stock, the length of time the security has been in a loss position, value and growth expectations, and overall market and sector fundamentals, as well as technical analysis, in determining whether unrealized losses represent an other-than-temporary impairment. In 2011, other-than-temporary impairment write-downs on investments still held by the Company were $6 million ($5 million in 2010).

The aggregate cost of the Company's cost method investments totaled $179 million at December 31, 2011 ($171 million at December 31, 2010). Due to the nature of these investments, the fair market value is not readily determinable. These investments are reviewed quarterly for impairment indicators. During 2011, the Company's impairment analysis resulted in no reduction in the cost basis of these investments; the analysis in 2010 resulted in a reduction of $16 million for the year ended December 31, 2010.

The following table summarizes the fair value of financial instruments at December 31, 2011 and 2010:

Fair Value of Financial Instruments at December 31
	2011				2010
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities: (1)
Debt securities:
Government debt (2)	$556	$62	$—	$618	$603	$40	$(2)	$641
Corporate bonds	652	73	(2)	723	760	72	(1)	831
Total debt securities	$1,208	$135	$(2)	$1,341	$1,363	$112	$(3)	$1,472
Equity securities	646	57	(36)	667	501	94	(3)	592
Total marketable securities	$1,854	$192	$(38)	$2,008	$1,864	$206	$(6)	$2,064
Long-term debt including debt due within one year (3)	$(21,059)	$6	$(2,736)	$(23,789)	$(22,360)	$175	$(2,530)	$(24,715)
Derivatives relating to:
Foreign currency	$—	$31	$(17)	$14	$—	$40	$(38)	$2
Commodities	$—	$16	$(1)	$15	$—	$14	$(4)	$10

(1)	Included in “Other investments” in the consolidated balance sheets.

(2)	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

(3)	Cost includes reductions of $23 million at December 31, 2011 and $23 million at December 31, 2010 related to fair value adjustments.

Risk Management
Dow’s business operations give rise to market risk exposure due to changes in interest rates, foreign currency exchange rates, commodity prices and other market factors such as equity prices. To manage such risks effectively, the Company enters into hedging transactions, pursuant to established guidelines and policies, which enable it to mitigate the adverse effects of financial market risk. Derivatives used for this purpose are designated as cash flow, fair value or net foreign investment hedges where appropriate. Accounting guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value. A secondary objective is to add value by creating additional nonspecific exposures within established limits and policies; derivatives used for this purpose are not designated as hedges. The potential impact of creating such additional exposures is not material to the Company’s results.

The Company’s risk management program for interest rate, foreign currency and commodity risks is based on fundamental, mathematical and technical models that take into account the implicit cost of hedging. Risks created by derivative instruments and the mark-to-market valuations of positions are strictly monitored at all times, using value at risk and stress tests. Counterparty credit risk arising from these contracts is not significant because the Company minimizes counterparty concentration, deals primarily with major financial institutions of solid credit quality, and the majority of its hedging transactions mature in less than three months. In addition, the Company minimizes concentrations of credit risk through its global orientation by transacting with large, internationally diversified financial counterparties. It is the Company’s policy to not have credit-risk-related contingent features in its derivative instruments. No significant concentration of counterparty credit risk existed at December 31, 2011. The Company does not anticipate losses from credit risk, and the net cash requirements arising from counterparty risk associated with risk management activities are not expected to be material in 2012.

The Company revises its strategies as market conditions dictate and management reviews its overall financial strategies and the impacts from using derivatives in its risk management program with the Company’s Board of Directors.

Interest Rate Risk Management
The Company enters into various interest rate contracts with the objective of lowering funding costs or altering interest rate exposures related to fixed and variable rate obligations. In these contracts, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. At December 31, 2011, the Company had no open interest rate swaps.

Foreign Currency Risk Management
The Company’s global operations require active participation in foreign exchange markets. The Company enters into foreign exchange forward contracts and options, and cross-currency swaps to hedge various currency exposures or create desired exposures. Exposures primarily relate to assets, liabilities and bonds denominated in foreign currencies, as well as economic exposure, which is derived from the risk that currency fluctuations could affect the dollar value of future cash flows related to operating activities. The primary business objective of the activity is to optimize the U.S. dollar value of the Company’s assets, liabilities and future cash flows with respect to exchange rate fluctuations. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. At December 31, 2011, the Company had forward contracts, options and cross-currency swaps to buy, sell or exchange foreign currencies. These contracts had various expiration dates, primarily in the first quarter of 2012.

Commodity Risk Management
The Company has exposure to the prices of commodities in its procurement of certain raw materials. The primary purpose of commodity hedging activities is to manage the price volatility associated with these forecasted inventory purchases. At December 31, 2011, the Company had futures contracts, options and swaps to buy, sell or exchange commodities. These agreements had various expiration dates primarily in 2012.

Accounting for Derivative Instruments and Hedging Activities
Cash Flow Hedges
For derivatives that are designated and qualify as cash flow hedging instruments, the effective portion of the gain or loss on the derivative is recorded in “Accumulated other comprehensive income (loss)” (“AOCI”); it is reclassified to “Cost of sales” in the same period or periods that the hedged transaction affects income. The unrealized amounts in AOCI fluctuate based on changes in the fair value of open contracts at the end of each reporting period. The Company anticipates volatility in AOCI and net income from its cash flow hedges. The amount of volatility varies with the level of derivative activities and market conditions during any period. Gains and losses on derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current period income.

The net loss from previously terminated interest rate cash flow hedges included in AOCI at December 31, 2011 was $1 million after tax ($2 million after tax at December 31, 2010). During 2011, 2010 and 2009, there was no material impact on the consolidated financial statements due to interest rate hedge ineffectiveness. At December 31, 2011 and 2010, the Company had no open interest rate swaps designated as cash flow hedges.

Current open foreign currency forward contracts hedge the currency risk of forecasted feedstock purchase transactions until March 2012. The effective portion of the mark-to-market effects of the foreign currency forward contracts is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying feedstock purchase affects income. The net gain from the foreign currency hedges included in AOCI at December 31, 2011 was $2 million after tax (net loss of $4 million after tax at December 31, 2010). During 2011, 2010 and 2009, there was no material impact on the consolidated financial statements due to foreign currency hedge ineffectiveness. At December 31, 2011, the Company had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a notional U.S. dollar equivalent of $432 million ($827 million at December 31, 2010).

Commodity swaps, futures and option contracts with maturities of not more than 36 months are utilized and designated as cash flow hedges of forecasted commodity purchases. Current open contracts hedge forecasted transactions until December 2012. The effective portion of the mark-to-market effects of the cash flow hedge instruments is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying commodity purchase affects income. Due to the September 1, 2009 sale of TRN, the Company recognized a pretax loss of $56 million for cash flow hedges of forecasted purchases that would not occur as a result of the sale (see Note E). The net loss from commodity hedges included in AOCI at December 31, 2011 was $7 million after tax ($3 million after tax gain at December 31, 2010). During 2011, 2010 and 2009, there was no material impact on the consolidated financial statements due to commodity hedge ineffectiveness. At December 31, 2011 and 2010, the Company had the following aggregate notionals of outstanding commodity forward contracts to hedge forecasted purchases:

Commodity	Dec 31, 2011	Dec 31, 2010	Notional Volume Unit
Crude Oil	0.2	0.1	million barrels
Ethane	1.6	1.6	million barrels
Naphtha	90.0	—	kilotons
Natural Gas	7.4	2.7	million million British thermal units
Ethane / Propane Mix	0.2	—	million barrels

Fair Value Hedges
For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current period income and reflected as “Interest expense and amortization of debt discount” in the consolidated statements of income. The short-cut method is used when the criteria are met. At December 31, 2011 and 2010, the Company had no open interest rate swaps designated as fair value hedges of underlying fixed rate debt obligations.

Net Foreign Investment Hedges
For derivative instruments that are designated and qualify as net foreign investment hedges, the effective portion of the gain or loss on the derivative is included in “Cumulative Translation Adjustments” in AOCI. At December 31, 2011 and 2010, the Company had no open forward contracts or outstanding options to buy, sell or exchange foreign currencies designated as net foreign investment hedges. At December 31, 2011, the Company had outstanding foreign-currency denominated debt designated as a hedge of net foreign investment of $585 million ($1,250 million at December 31, 2010). The results of hedges of the Company’s net investment in foreign operations included in “Cumulative Translation Adjustments” in AOCI was a net loss of $48 million after tax at December 31, 2011 (net gain of $70 million after tax at December 31, 2010). During 2011, 2010 and 2009 there was no material impact on the consolidated financial statements due to hedge ineffectiveness.

Other Derivative Instruments
The Company utilizes futures, options and swap instruments that are effective as economic hedges of commodity price exposures, but do not meet hedge accounting criteria for derivatives and hedging. At December 31, 2011 and 2010, the Company had the following aggregate notionals of outstanding commodity contracts:

Commodity	Dec 31, 2011	Dec 31, 2010	Notional Volume Unit
Ethane	2.1	3.8	million barrels
Naphtha	82.5	—	kilotons
Natural Gas	4.6	12.0	million million British thermal units

The Company also uses foreign exchange forward contracts, options, and cross-currency swaps that are not designated as hedging instruments primarily to manage foreign currency and interest rate exposure. The Company had open foreign exchange contracts with various expiration dates to buy, sell or exchange foreign currencies and a notional U.S. dollar equivalent of $14,002 million at December 31, 2011 ($13,944 million at December 31, 2010).

The following table provides the fair value and gross balance sheet classification of derivative instruments:

Fair Value of Derivative Instruments at December 31 In millions	Balance Sheet Classification	2011	2010
Asset Derivatives
Derivatives designated as hedges:
Foreign currency	Accounts and notes receivable – Other	$9	$9
Commodities	Other current assets (1)	5	7
Total derivatives designated as hedges		$14	$16
Derivatives not designated as hedges:
Foreign currency	Accounts and notes receivable – Other	$66	$77
Commodities	Other current assets (1)	19	23
Total derivatives not designated as hedges		$85	$100
Total asset derivatives		$99	$116
Liability Derivatives
Derivatives designated as hedges:
Foreign currency	Accounts payable – Other	$8	$20
Commodities	Accounts payable – Other	11	8
Total derivatives designated as hedges		$19	$28
Derivatives not designated as hedges:
Foreign currency	Accounts payable – Other	$53	$64
Commodities	Accounts payable – Other	9	16
Total derivatives not designated as hedges		$62	$80
Total liability derivatives		$81	$108

(1)	Included in "Accounts and notes receivable - Other" in the consolidated balance sheets at December 31, 2010.

Effect of Derivative Instruments for the year ended December 31, 2011 In millions	Change in Unrealized Gain (Loss) in AOCI (1,2)	Income Statement Classification	Gain (Loss) Reclassified from AOCI to Income (3)	Additional Gain (Loss) Recognized in Income (3,4)
Derivatives designated as hedges:
Fair value:
Interest rates	$—	Interest expense (5)	$(1)	$(1)
Cash flow:
Commodities	7	Cost of sales	23	—
Foreign currency	(10)	Cost of sales	(17)	—
Net foreign investment:
Foreign currency	—	n/a	—	—
Total derivatives designated as hedges	$(3)		$5	$(1)
Derivatives not designated as hedges:
Foreign currency (6)	$—	Sundry income (expense) – net	$—	$1
Commodities	—	Cost of sales	—	20
Total derivatives not designated as hedges	$—		$—	$21
Total derivatives	$(3)		$5	$20

Effect of Derivative Instruments for the year ended December 31, 2010 In millions	Change in Unrealized Gain (Loss) in AOCI (1,2)	Income Statement Classification	Gain (Loss) Reclassified from AOCI to Income (3)	Additional Gain (Loss) Recognized in Income (3,4)
Derivatives designated as hedges:
Fair value:
Interest rates	$—	Interest expense (5)	$(1)	$(2)
Cash flow:
Commodities	(10)	Cost of sales	(14)	—
Foreign currency	1	Cost of sales	—	—
Net foreign investment:
Foreign currency	(16)	n/a	—	—
Total derivatives designated as hedges	$(25)		$(15)	$(2)
Derivatives not designated as hedges:
Foreign currency (6)	$—	Sundry income (expense) – net	$—	$155
Commodities	—	Cost of sales	—	5
Total derivatives not designated as hedges	$—		$—	$160
Total derivatives	$(25)		$(15)	$158
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

(3)    Pretax amounts.
(4)    Amounts impacting income not related to AOCI reclassification; also includes immaterial amounts of hedge ineffectiveness.
(5)    Interest expense and amortization of debt discount.

(6)	Foreign currency derivatives not designated as hedges are offset by foreign exchange gains/losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.

Effect of Derivative Instruments for the year ended December 31, 2009 In millions	Change in Unrealized Loss in AOCI (1,2)	Income Statement Classification	Gain (Loss) Reclassified from AOCI to Income (3)	Additional Gain (Loss) Recognized in Income (3,4)
Derivatives designated as hedges:
Fair value:
Interest rates	$—	Interest expense (5)	$—	$(1)
Cash flow:
Interest rates	—	Cost of sales	(9)	—
Interest rates	—	Interest expense (5)	(1)	—
Commodities	(2)	Cost of sales	(306)	(1)
Foreign currency	(10)	Cost of sales	11	—
Total derivatives designated as hedges	$(12)		$(305)	$(2)
Derivatives not designated as hedges:
Foreign currency (6)	$—	Sundry income (expense) – net	$—	$(32)
Commodities	—	Cost of sales	—	3
Total derivatives not designated as hedges	$—		$—	$(29)
Total derivatives	$(12)		$(305)	$(31)

(1)	Accumulated other comprehensive income (loss) (“AOCI”).

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

The net after-tax amounts to be reclassified from AOCI to income within the next 12 months are a $1 million loss for interest rate contracts, a $7 million loss for commodity contracts and a $2 million gain for foreign currency contracts.

NOTE K – FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis
The following tables summarize the bases used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheets at December 31, 2011 and 2010:

Basis of Fair Value Measurements on a Recurring Basis at December 31, 2011 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Interests in trade accounts receivable conduits (2)	$—	$—	$1,141	$—	$1,141
Equity securities (3)	634	33	—	—	667
Debt securities: (3)
Government debt (4)	—	618	—	—	618
Corporate bonds	—	723	—	—	723
Derivatives relating to: (5)
Foreign currency	—	75	—	(44)	31
Commodities	10	14	—	(8)	16
Total assets at fair value	$644	$1,463	$1,141	$(52)	$3,196
Liabilities at fair value:
Derivatives relating to: (5)
Foreign currency	$—	$61	$—	$(44)	$17
Commodities	13	7	—	(19)	1
Total liabilities at fair value	$13	$68	$—	$(63)	$18

Basis of Fair Value Measurements on a Recurring Basis at December 31, 2010 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Interests in trade accounts receivable conduits (2)	$—	$—	$1,267	$—	$1,267
Equity securities (3)	556	36	—	—	592
Debt securities: (3)
Government debt (4)	—	641	—	—	641
Corporate bonds	—	831	—	—	831
Derivatives relating to: (5)
Foreign currency	—	86	—	(46)	40
Commodities	12	18	—	(16)	14
Total assets at fair value	$568	$1,612	$1,267	$(62)	$3,385
Liabilities at fair value:
Derivatives relating to: (5)
Foreign currency	$—	$84	$—	$(46)	$38
Commodities	7	17	—	(20)	4
Total liabilities at fair value	$7	$101	$—	$(66)	$42

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

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding assets and liabilities. The Company posted cash collateral of $11 million at December 31, 2011 (posted $4 million of cash collateral at December 31, 2010), classified as “Accounts and notes receivable – Other” in the consolidated balance sheets.
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
There were no significant transfers between Levels 1 and 2 during the years ended December 31, 2011 and 2010.
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
The following table summarizes the changes in fair value measurements using Level 3 inputs for the years ended December 31, 2011 and 2010:

Fair Value Measurements Using Level 3 Inputs for Interests Held in Trade Receivable Conduits (1)	2011	2010
In millions
Balance at January 1	$1,267	$—
Gain included in earnings (2)	3	8
Purchases	1,679	2,292
Settlements	(1,808)	(1,033)
Balance at December 31	$1,141	$1,267

(1)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets.

(2)	Included in "Selling, general and administrative expenses" in the consolidated statements of income.

Fair Value Measurements on a Nonrecurring Basis
The following table summarizes the basis used to measure certain assets and liabilities at fair value on a nonrecurring basis in 2011:

Basis of Fair Value Measurements on a Nonrecurring Basis in 2011	Significant Other Unobservable Inputs	Total Losses
In millions	(Level 3)	2011
Assets at fair value:
Long-lived assets and other assets	$—	$(27)

After evaluating expected future investments in conjunction with expected future cash flows, a $27 million asset impairment charge was recognized in the fourth quarter of 2011 related to a manufacturing facility in Brazil aligned with the Polyurethanes business. The long-lived assets and supplies associated with this facility were written down to zero. The Company is evaluating strategic alternatives regarding the future use of this facility. The charge was included in "Cost of sales" in the consolidated statements of income and reflected in the Performance Materials segment.

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a nonrecurring basis in 2010:

Basis of Fair Value Measurements on a Nonrecurring Basis in 2010	Significant Other Unobservable Inputs	Total Losses
In millions	(Level 3)	2010
Assets at fair value:
Long-lived and other assets	$—	$(75)

After evaluating expected future investments in conjunction with expected future cash flows, a $48 million asset impairment charge was recognized in the Polyurethanes business in the fourth quarter of 2010. The Company’s evaluation of strategic alternatives for Epoxy capacity resulted in an $18 million asset impairment charge in the fourth quarter of 2010. Due to a change in the scope of a capital project, a $9 million asset impairment charge was recognized in Dow Automotive Systems in the fourth quarter of 2010. In both cases, the assets were written down to zero. The charges were included in “Cost of sales” in the consolidated statements of income and reflected in the Performance Materials segment.

NOTE L – SUPPLEMENTARY INFORMATION

Sundry Income (Expense) – Net
In millions	2011	2010	2009
Gain on sale of TRN	$—	$—	$513
Gain on sale of OPTIMAL	—	—	339
Gain on sale of Styron	—	27	—
Loss on sale of a contract manufacturing business (1)	(36)	—	—
Gain on sales of other assets and securities	119	166	100
Loss on early extinguishment of debt	(482)	(46)	(56)
Obligation related to past divestiture	—	(47)	—
Reclassification of cumulative translation adjustments (2)	33	—	—
Foreign exchange gain (loss)	(53)	(6)	1
Gain on consolidation of a joint venture	21	—	—
Dividend income	25	—	—
Other-net	57	31	(6)
Total sundry income (expense) – net	$(316)	$125	$891

(1)	The loss on the sale of a contract manufacturing business also included a $6 million loss reported as
"Reclassification of cumulative translation adjustments."

(2)	Cumulative translation adjustments reclassified from "Accumulated other comprehensive income (loss)"
into income resulted from asset sales that qualified as complete liquidations of foreign entities.
Accrued and Other Current Liabilities
“Accrued and other current liabilities” were $2,463 million at December 31, 2011 and $3,358 million at December 31, 2010. Accrued payroll, which is a component of “Accrued and other current liabilities,” was $475 million at December 31, 2011 and $917 million at December 31, 2010. No other component of accrued liabilities was more than 5 percent of total current liabilities.

Other Income Statement Information
In millions	2011	2010	2009
Provision for doubtful receivables (1)	$18	$6	$11
(1)    Included in “Selling, general and administrative expenses” in the consolidated statements of income.

Supplemental Disclosure of Cash Flow Information
In millions	2011	2010	2009
Cash payments for interest	$1,434	$1,535	$1,140
Cash payments for income taxes	$1,056	$598	$1,034

NOTE M – EARNINGS PER SHARE CALCULATIONS

The following tables provide the earnings per share calculations for the year ended December 31, 2011:

Net Income In millions	2011
Net income from continuing operations	$2,784
Net income attributable to noncontrolling interests	(42)
Net income attributable to The Dow Chemical Company	$2,742
Preferred stock dividends	(340)
Net income attributable to participating securities (1)	(30)
Net income attributable to common stockholders	$2,372

Earnings Per Share Calculations - Basic Dollars per share	2011
Net income from continuing operations	$2.42
Net income attributable to noncontrolling interests	(0.03)
Net income attributable to The Dow Chemical Company	$2.39
Preferred stock dividends	(0.30)
Net income attributable to participating securities (1)	(0.03)
Net income attributable to common stockholders	$2.06

Earnings Per Share Calculations - Diluted Dollars per share	2011
Net income from continuing operations	$2.40
Net income attributable to noncontrolling interests	(0.03)
Net income attributable to The Dow Chemical Company	$2.37
Preferred stock dividends (2)	(0.29)
Net income attributable to participating securities (1)	(0.03)
Net income attributable to common stockholders	$2.05

Shares in millions
Weighted-average common shares - basic	1,149.0
Plus dilutive effect of stock options and awards	9.2
Weighted-average common shares - diluted	1,158.2
Stock options and deferred stock awards excluded from EPS calculations (3)	44.7
Conversion of preferred stock excluded from EPS calculations (4)	96.8

(1)
Accounting Standards Codification Topic 260, "Earnings per Share," requires enterprises with participating securities to use the two-class method to calculate earnings per share and to report the most dilutive earnings per share amount. The Company's deferred stock awards are considered participating securities due to Dow's practice of paying dividend equivalents on unvested shares. The impact on earnings per share in 2010 and 2009 using the two-class method was immaterial.

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

The following tables proved the earnings per share calculations for the years ended December 31, 2010 and 2009:

Net Income In millions	2010	2009
Net income from continuing operations	$2,321	$566
Income from discontinued operations, net of income taxes	—	110
Net income attributable to noncontrolling interests	(11)	(28)
Net income attributable to The Dow Chemical Company	$2,310	$648
Preferred stock dividends	(340)	(312)
Net income available for common stockholders	$1,970	$336

Earnings Per Share Calculations - Basic Dollars per share	2010	2009
Net income from continuing operations	$2.06	$0.54
Income from discontinued operations, net of income taxes	—	0.10
Net income attributable to noncontrolling interests	(0.01)	(0.02)
Net income attributable to The Dow Chemical Company	$2.05	$0.62
Preferred stock dividends	(0.30)	(0.30)
Net income available for common stockholders	$1.75	$0.32

Earnings Per Share Calculations - Diluted Dollars per share	2010	2009
Net income from continuing operations	$2.03	$0.54
Income from discontinued operations, net of income taxes	—	0.10
Net income attributable to noncontrolling interests	(0.01)	(0.02)
Net income attributable to The Dow Chemical Company	$2.02	$0.62
Preferred stock dividends (1)	(0.30)	(0.30)
Net income available for common stockholders	$1.72	$0.32

Shares in millions
Weighted-average common shares - basic	1,125.9	1,043.2
Plus dilutive effect of stock options and awards	17.9	10.7
Weighted-average common shares - diluted	1,143.8	1,053.9
Stock options and deferred stock awards excluded from EPS calculations (2)	45.7	57.3
Conversion of preferred stock excluded from EPS calculations (3)	96.8	78.5

(1)	Preferred stock dividends were not added back in the calculation of diluted earnings per share because the effect of adding them back would have been antidilutive.

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

To the extent not previously resolved in state court actions, cases involving Dow Corning’s breast implant and other silicone medical products filed against the Company were transferred to the U.S. District Court for the Eastern District of Michigan (the “District Court”) for resolution in the context of the Joint Plan. On October 6, 2005, all such cases then pending in the District Court against the Company were dismissed. Should cases involving Dow Corning’s breast implant and other silicone medical products be filed against the Company in the future, they will be accorded similar treatment. It is the opinion of the Company’s management that the possibility is remote that a resolution of all future cases will have a material impact on the Company’s consolidated financial statements.

As part of the Joint Plan, Dow and Corning Incorporated agreed to provide a credit facility to Dow Corning in an aggregate amount of $300 million; the aggregate amount was reduced to $150 million effective June 1, 2011. The Company’s share of the credit facility was originally $150 million, but was reduced to $75 million effective June 1, 2011, and is subject to the terms and conditions stated in the Joint Plan. At December 31, 2011, no draws had been taken against the credit facility.

DBCP Matters
Numerous lawsuits have been brought against the Company and other chemical companies, both inside and outside of the United States, alleging that the manufacture, distribution or use of pesticides containing dibromochloropropane (“DBCP”) has caused personal injury and property damage, including contamination of groundwater. It is the opinion of the Company’s management that the possibility is remote that the resolution of such lawsuits will have a material impact on the Company’s consolidated financial statements.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At December 31, 2011, the Company had accrued obligations of $733 million for probable environmental remediation and restoration costs, including $69 million for the remediation of Superfund sites and $50 million for environmental liabilities recognized in the fourth quarter of 2011 related to the Camaçari, Brazil site. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2010, the Company had accrued obligations of $607 million for probable environmental remediation and restoration costs, including $59 million for the remediation of Superfund sites.

The following table summarizes the activity in the Company's accrued obligations for environmental matters for the years ended December 31, 2011 and 2010:

Accrued Obligations for Environmental Matters
In millions	2011	2010
Balance at January 1	$607	$619
Additional accruals	286	159
Charges against reserve	(149)	(171)
Foreign currency impact	(11)	—
Balance at December 31	$733	$607

The amounts charged to income on a pretax basis related to environmental remediation totaled $261 million in 2011, $158 million in 2010 and $269 million in 2009. Capital expenditures for environmental protection were $170 million in 2011, $173 million in 2010 and $219 million in 2009.

Midland Off-Site Environmental Matters
On June 12, 2003, the Michigan Department of Environmental Quality ("MDEQ") issued a Hazardous Waste Operating License (the “License”) to the Company’s Midland, Michigan manufacturing site (the “Midland site”), which included provisions requiring the Company to conduct an investigation to determine the nature and extent of off-site contamination in the City of Midland soils, the Tittabawassee River and Saginaw River sediment and floodplain soils, and the Saginaw Bay, and, if necessary, undertake remedial action.

City of Midland
Matters related to the City of Midland remain under the primary oversight of the State of Michigan (the “State”) under the License, and the Company and the State are in ongoing discussions regarding the implementation of the requirements of the License.

Tittabawassee and Saginaw Rivers, Saginaw Bay
The Company, the U.S. Environmental Protection Agency (“EPA”) and the State entered into an administrative order on consent (“AOC”), effective January 21, 2010, that requires the Company to conduct a remedial investigation, a feasibility study and a remedial design for the Tittabawassee River, the Saginaw River and the Saginaw Bay, and pay the oversight costs of the EPA and the State under the authority of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). These actions, to be conducted under the lead oversight of the EPA, will build upon the investigative work completed under the State Resource Conservation Recovery Act (“RCRA”) program from 2005 through 2009. The Tittabawassee River, beginning at the Midland Site and extending down to the first six miles of the Saginaw River, are designated as the first Operable Unit for purposes of conducting the remedial investigation, feasibility study and remedial design work. This work will be performed in a largely upriver to downriver sequence for eight geographic segments of the Tittabawassee and upper Saginaw Rivers. The remainder of the Saginaw River and the Saginaw Bay are designated as a second Operable Unit and the work associated with that unit may also be geographically segmented. The AOC does not obligate the Company to perform removal or remedial action; that action can only be required by a separate order. The Company and the EPA will be negotiating orders separate from the AOC that will obligate the Company to perform remedial actions under the scope of work of the AOC. The Company and the EPA have entered into three separate orders to perform limited remedial actions to implement early actions. In addition, the Company and the EPA have entered into the first order to address remedial actions in the first of the eight geographic segments in the first Operable Unit.

Alternative Dispute Resolution Process
The Company, the EPA, the U.S. Department of Justice, and the natural resource damage trustees (which include the Michigan Office of the Attorney General, the MDEQ, the U.S. Fish and Wildlife Service, the U.S. Bureau of Indian Affairs, and the Saginaw-Chippewa tribe) have been engaged in negotiations to seek to resolve potential governmental claims against the Company related to historical off-site contamination associated with the City of Midland, the Tittabawassee and Saginaw Rivers and the Saginaw Bay. The Company and the governmental parties started meeting in the fall of 2005 and entered into a Confidentiality Agreement in December 2005. The Company continues to conduct negotiations under the Federal Alternative Dispute Resolution Act with all of the governmental parties, except the EPA which withdrew from the alternative dispute resolution process on September 12, 2007.

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

At December 31, 2011, the accrual for these off-site matters was $40 million (included in the total accrued obligation of $733 million). At December 31, 2010, the Company had an accrual for these off-site matters of $32 million (included in the total accrued obligation of $607 million).

Environmental Matters Summary
It is the opinion of the Company’s management that the possibility is remote that costs in excess of those disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows.

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

In December 2010, based on ARPC’s December 2010 study and Union Carbide’s own review of the asbestos claim and resolution activity, Union Carbide decreased its asbestos-related liability for pending and future claims to $744 million, which covered the 15-year period ending 2025, excluding future defense and processing costs. The reduction of $54 million was shown as “Asbestos-related credit” in the consolidated statements of income and reflected in Corporate. At December 31, 2010, the asbestos-related liability for pending and future claims was $728 million.

In November 2011, Union Carbide requested ARPC to review Union Carbide’s 2011 asbestos claim and resolution activity and determine the appropriateness of updating its December 2010 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2011. In January 2012, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on Union Carbide’s own review of the asbestos claim and resolution activity and ARPC’s response, Union Carbide determined that no change to the accrual was required. At December 31, 2011, the asbestos-related liability for pending and future claims was $668 million.

At December 31, 2011, approximately 18 percent of the recorded liability related to pending claims and approximately 82 percent related to future claims. At December 31, 2010, approximately 21 percent of the recorded liability related to pending claims and approximately 79 percent related to future claims.

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

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $40 million at December 31, 2011 and $50 million at December 31, 2010. At December 31, 2011 and December 31, 2010, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.

The following table summarizes Union Carbide’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs at December 31 In millions	2011	2010
Receivables for defense costs – carriers with settlement agreements	$20	$12
Receivables for resolution costs – carriers with settlement agreements	158	236
Receivables for insurance recoveries – carriers without settlement agreements	40	50
Total	$218	$298

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $88 million in 2011, $73 million in 2010 and $58 million in 2009, and was reflected in “Cost of sales” in the consolidated statements of income.

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

Because of the uncertainties described above, Union Carbide’s management cannot estimate the full range of the cost of resolving pending and future asbestos-related claims facing Union Carbide and Amchem. Union Carbide’s management believes that it is reasonably possible that the cost of disposing of Union Carbide’s asbestos-related claims, including future defense costs, could have a material impact on Union Carbide’s results of operations and cash flows for a particular period and on the consolidated financial position of Union Carbide.

It is the opinion of Dow’s management that it is reasonably possible that the cost of Union Carbide disposing of its asbestos-related claims, including future defense costs, could have a material impact on the Company’s results of operations and cash flows for a particular period and on the consolidated financial position of the Company.

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

Additionally, on March 10, 2007, the Company received a Statement of Objections from the EC stating that it believed that DuPont Dow Elastomers L.L.C. (“DDE”), a former 50:50 joint venture with E.I. du Pont de Nemours and Company (“DuPont”), together with other participants in the synthetic rubber industry, engaged in conduct in violation of European competition laws with respect to the polychloroprene business. This Statement of Objections specifically names the Company, in its capacity as a former joint venture owner of DDE. On December 5, 2007, the EC announced its decision to impose a fine on the Company, among others, in the amount of Euro 48.675 million (approximately $63 million). The Company previously transferred its joint venture ownership interest in DDE to DuPont in 2005, and DDE then changed its name to DuPont Performance Elastomers L.L.C. (“DPE”). In February 2008, DuPont, DPE and the Company each filed an appeal of the December 5, 2007 decision of the EC. On February 2, 2012, the European General Court denied the appeals of the December 5, 2007 decision. The Company plans on further appealing this decision to the European Court of Justice. Based on the Company’s allocation agreement with DuPont, the Company’s share of this fine, regardless of the outcome of the appeals, will not have a material impact on the Company’s consolidated financial statements.

Rohm and Haas Pension Plan Matters
In December 2005, a federal judge in the U.S. District Court for the Southern District of Indiana (the "District Court") issued a decision granting a class of participants in the Rohm and Haas Pension Plan (the "Rohm and Haas Plan") who had retired from Rohm and Haas, now a wholly owned subsidiary of the Company, and who elected to receive a lump sum benefit from the Rohm and Haas Plan, the right to a cost-of-living adjustment ("COLA") as part of their retirement benefit. In August 2007, the Seventh Circuit Court of Appeals (the "Seventh Circuit") affirmed the District Court’s decision, and in March 2008, the U.S. Supreme Court denied the Rohm and Haas Plan’s petition to review the Seventh Circuit’s decision. The case was returned to the District Court for further proceedings. In October 2008 and February 2009, the District Court issued rulings that have the effect of including in the class all Rohm and Haas retirees who received a lump sum distribution without a COLA from the Rohm and Haas Plan since January 1976. These rulings are subject to appeal, and the District Court has not yet determined the amount of the COLA benefits that may be due to the class participants. The Rohm and Haas Plan and the plaintiffs entered into a settlement agreement that, in addition to settling the litigation with respect to the Rohm and Haas retirees, provides for the amendment of the complaint and amendment of the Rohm and Haas Plan to include active employees in the settlement benefits. The District Court preliminarily approved the settlement on November 24, 2009 and, following a hearing on March 12, 2010, issued a final order approving the settlement on April 12, 2010. A group of objectors to the settlement filed an appeal from the final order. In November 2010, the District Court issued an order approving class counsel’s fee award petition in an amount consistent with the terms of the settlement. The same objectors also appealed this order. On September 2, 2011, the Seventh Circuit affirmed the approval of the settlement and award of attorneys' fees. A lone objector filed a petition for rehearing, which was denied on October 17, 2011. The objector continued the appeal process by timely filing a petition for a writ of certiorari to the U.S. Supreme Court, which is pending.

A pension liability associated with this matter of $185 million was recognized as part of the acquisition of Rohm and Haas on April 1, 2009. The liability, which was determined in accordance with the accounting guidance for contingencies, recognized the estimated impact of the above described judicial decisions on the long-term Rohm and Haas Plan obligations owed to the applicable Rohm and Haas retirees and active employees. The Company had a liability associated with this matter of $189 million at December 31, 2011 and $186 million at December 31, 2010.

Other Litigation Matters
In addition to breast implant, DBCP, environmental and synthetic rubber industry matters, the Company is party to a number of other claims and lawsuits arising out of the normal course of business with respect to commercial matters, including product liability, governmental regulation and other actions. Certain of these actions purport to be class actions and seek damages in very large amounts. All such claims are being contested. Dow has an active risk management program consisting of numerous insurance policies secured from many carriers at various times. These policies often provide coverage that will be utilized to minimize the financial impact, if any, of the contingencies described above.

Summary
Except for the possible effect of Union Carbide’s asbestos-related liability described above, it is the opinion of the Company’s management that the possibility is remote that the aggregate of all claims and lawsuits will have a material adverse impact on the results of operations, financial condition and cash flows of the Company.

Purchase Commitments
The Company has numerous agreements for the purchase of ethylene-related products globally. The purchase prices are determined primarily on a cost-plus basis. Total purchases under these agreements were $552 million in 2011, $714 million in 2010 and $784 million in 2009. The Company’s take-or-pay commitments associated with these agreements at December 31, 2011 are included in the table below.

The Company also has various commitments for take-or-pay and throughput agreements. These commitments are at prices not in excess of current market prices. The terms of all but two of these agreements extend from one to 25 years. One agreement has terms extending to 35 years and another has terms extending to 80 years. The determinable future commitments for these two specific agreements for a period of 10 years are included in the following table along with the fixed and determinable portion of all other obligations under the Company’s purchase commitments at December 31, 2011:

Fixed and Determinable Portion of Take-or-Pay and Throughput Obligations at December 31, 2011 In millions
2012	$2,968
2013	2,964
2014	2,371
2015	1,693
2016	1,426
2017 and beyond	9,074
Total	$20,496
In addition to the take-or-pay obligations at December 31, 2011, the Company had outstanding commitments which ranged from one to ten years for materials, services and other items used in the normal course of business of approximately $171 million. Such commitments were at prices not in excess of current market prices.

Guarantees
The Company provides a variety of guarantees, as described more fully in the following sections.

Guarantees
Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. With guarantees, such as commercial or financial contracts, non-performance by the guaranteed party triggers the obligation of the Company to make payments to the beneficiary of the guarantee. The majority of the Company’s guarantees relate to debt of nonconsolidated affiliates, which have expiration dates ranging from less than one year to ten years, and trade financing transactions in Latin America and Asia Pacific, which typically expire within one year of inception. The Company’s current expectation is that future payment or performance related to the non-performance of others is considered unlikely.

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

The following tables provide a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at December 31, 2011 In millions	Final Expiration	Maximum Future Payments (1)	Recorded Liability
Guarantees	2020	$587	$21
Residual value guarantees (2)	2021	526	24
Total guarantees		$1,113	$45

(1)	The Company was indemnified by a third party for $50 million if required to perform under a $100 million guarantee.

(2)
Does not include the residual value guarantee related to the Company's variable interest in an owner trust that was consolidated in the first quarter of 2010 with the adoption of ASU 2009-17; see Notes B and S.

Guarantees at December 31, 2010 In millions	Final Expiration	Maximum Future Payments (1)	Recorded Liability
Guarantees	2020	$445	$80
Residual value guarantees (2)	2020	391	17
Total guarantees		$836	$97

(1)	The Company was indemnified by a third party for $53 million if required to perform under a $106 million guarantee.

(2)
Does not include the residual value guarantee related to the Company's variable interest in an owner trust that was consolidated in the first quarter of 2010 with the adoption of ASU 2009-17; see Notes B and S.

Warranties
The Company provides warranty policies on certain products and accrues liabilities under warranty policies using historical warranty claim experience. Adjustments are made to accruals as claim data and historical experience change. The following table summarizes changes in the Company's warranty liability for the years ended December 31, 2011 and 2010:

Warranty Accrual
In millions	2011	2010
Balance at January 1	$16	$27
Accruals related to existing warranties (1)	60	—
Settlements made during the year	(14)	(11)
Balance at December 31	$62	$16

(1)
The Company recorded a $60 million charge in the fourth quarter of 2011 related to an exited business, included in "Cost of sales" in the consolidated statements of income and reflected in Coatings and Infrastructure Solutions.

Asset Retirement Obligations
Dow has 197 manufacturing sites in 36 countries. Most of these sites contain numerous individual manufacturing operations, particularly at the Company’s larger sites. Asset retirement obligations are recorded as incurred and reasonably estimable, including obligations for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. The retirement of assets may involve such efforts as remediation and treatment of asbestos, contractually required demolition, and other related activities, depending on the nature and location of the assets; and retirement obligations are typically realized only upon demolition of those facilities. In identifying asset retirement obligations, the Company considers identification of legally enforceable obligations, changes in existing law, estimates of potential settlement dates and the calculation of an appropriate discount rate to be used in calculating the fair value of the obligations. Dow has a well-established global process to identify, approve and track the demolition of retired or to-be-retired facilities; and no assets are retired from service until this process has been followed. Dow typically forecasts demolition projects based on the usefulness of the assets; environmental, health and safety concerns; and other similar considerations. Under this process, as demolition projects are identified and approved, reasonable estimates are determined for the time frames during which any related asset retirement obligations are expected to be settled. For those assets where a range of potential settlement dates may be reasonably estimated, obligations are recorded. Dow routinely reviews all changes to items under consideration for demolition to determine if an adjustment to the value of the asset retirement obligation is required.

The Company has recognized asset retirement obligations for the following activities: demolition and remediation activities at manufacturing sites in the United States, Canada, Brazil, Chile, China, Argentina and Europe; and capping activities at landfill sites in the United States, Canada, Brazil and Europe. The Company has also recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States, Canada, Brazil, Chile, China, Argentina and Europe. The aggregate carrying amount of conditional asset retirement obligations recognized by the Company (included in the asset retirement obligations balance shown below) was $31 million at December 31, 2011 ($40 million at December 31, 2010).

The following table shows changes in the aggregate carrying amount of the Company’s asset retirement obligations for the years ended December 31, 2011 and 2010:

Asset Retirement Obligations
In millions	2011	2010
Balance at January 1	$99	$101
Additional accruals	4	6
Liabilities settled	(15)	(10)
Accretion expense	1	1
Revisions in estimated cash flows	—	1
Other	(1)	—
Balance at December 31	$88	$99

The discount rate used to calculate the Company’s asset retirement obligations at December 31, 2011 was 1.96 percent (1.78 percent at December 31, 2010). These obligations are included in the consolidated balance sheets as “Accrued and other current liabilities" and "Other noncurrent obligations.”

The Company has not recognized conditional asset retirement obligations for which a fair value cannot be reasonably estimated in its consolidated financial statements. Assets that have not been submitted/reviewed for potential demolition activities are considered to have continued usefulness and are generally still operating normally. Therefore, without a plan to demolish the assets or the expectation of a plan, such as shortening the useful life of assets for depreciation purposes in accordance with the accounting guidance related to property, plant and equipment, the Company is unable to reasonably forecast a time frame to use for present value calculations. As such, the Company has not recognized obligations for individual plants/buildings at its manufacturing sites where estimates of potential settlement dates cannot be reasonably made. In addition, the Company has not recognized conditional asset retirement obligations for the capping of its approximately 64 underground storage wells and 136 underground brine mining and other wells at Dow-owned sites when there are no plans or expectations of plans to exit the sites. It is the opinion of the Company’s management that the possibility is remote that such conditional asset retirement obligations, when estimable, will have a material impact on the Company’s consolidated financial statements based on current costs.

NOTE O – TRANSFERS OF FINANCIAL ASSETS

Sale of Trade Accounts Receivable in North America and Europe
The Company sells trade accounts receivable of select North America entities and qualifying trade accounts receivable of select European entities on a revolving basis to certain multi-seller commercial paper conduit entities ("conduits"). The Company maintains servicing responsibilities and the related costs are insignificant. The proceeds received are comprised of cash and interests in specified assets of the conduits (the receivables sold by the Company) that entitle the Company to the residual cash flows of such specified assets in the conduits after the commercial paper has been repaid. Neither the conduits nor the investors in those entities have recourse to other assets of the Company in the event of nonpayment by the debtors.

During the year ended December 31, 2011, the Company recognized a loss of $24 million on the sale of these receivables ($26 million loss for the year ended December 31, 2010), which is included in “Interest expense and amortization of debt discount” in the consolidated statements of income. The Company's interests in the conduits are carried at fair value and included in “Accounts and notes receivable – Other” in the consolidated balance sheets. Fair value of the interests is determined by calculating the expected amount of cash to be received and is based on unobservable inputs (a Level 3 measurement). The key input in the valuation is the percentage of anticipated credit losses in the portfolio of receivables sold that have not yet been collected. Given the short-term nature of the underlying receivables, discount rates and prepayments are not factors in determining the fair value of the interests.

The following table summarizes the carrying value of interests held, which represents the Company's maximum exposure to loss related to the receivables sold, and the percentage of anticipated credit losses related to the trade accounts receivable sold. Also provided is the sensitivity of the fair value of the interests held to hypothetical adverse changes in the anticipated credit losses; amounts shown below are the corresponding hypothetical decreases in the carrying value of interests.

Interests Held at December 31
In millions	2011	2010
Carrying value of interests held	$1,141	$1,267
Percentage of anticipated credit losses (1)	1.22%	1.42%
Impact to carrying value - 10% adverse change (1)	$2	$2
Impact to carrying value - 20% adverse change (1)	$4	$5
(1)    Applies to North America only as there are no anticipated credit losses in Europe.

Credit losses, net of any recoveries, were $8 million for the period ending December 31, 2011 ($2 million for the period December 31, 2010).

Following is an analysis of certain cash flows between the Company and the conduits:

Cash Proceeds
In millions	2011	2010
Sale of receivables	$16	$818
Collections reinvested in revolving receivables	$28,609	$22,866
Interests in conduits (1)	$1,737	$1,038
(1)    Presented in "Operating Activities" in the consolidated statements of cash flows.

Following is additional information related to the sale of receivables under these facilities:

Trade Accounts Receivable Sold at December 31
In millions	2011	2010
Delinquencies on sold receivables still outstanding	$155	$169
Trade accounts receivable outstanding and derecognized	$2,385	$2,335

In September 2011, the Company repurchased $71 million of previously sold receivables related to a divestiture ($13 million related to a divestiture in May 2010).

Sale of Trade Accounts Receivable in Asia Pacific
The Company sells participating interests in trade accounts receivable of select Asia Pacific entities. The Company maintains servicing responsibilities and the related costs are insignificant. The third-party holders of the participating interests do not have recourse to the Company’s assets in the event of nonpayment by the debtors.

During the years ended December 31, 2011 and 2010, the Company recognized an insignificant loss on the sale of the participating interests in the receivables, which is included in “Interest expense and amortization of debt discount” in the consolidated statements of income. The Company receives cash upon the sale of the participating interests in the receivables.

Following is an analysis of certain cash flows between the Company and the third-party holders of the participating interests:

Cash Proceeds
In millions	2011	2010
Sale of participating interests	$143	$218
Collections reinvested in revolving receivables	$120	$195

Following is additional information related to the sale of participating interests in the receivables under this facility:

Trade Accounts Receivable at December 31 In millions	2011	2010
Derecognized from the consolidated balance sheets	$13	$25
Outstanding in the consolidated balance sheets	303	281
Total accounts receivable in select Asia Pacific entities	$316	$306

There were no credit losses on receivables relating to the participating interests sold during the years ended December 31, 2011 and 2010. There were no delinquencies on the outstanding receivables related to the participating interests sold at December 31, 2011 or December 31, 2010.

NOTE P – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable at December 31 In millions	2011	2010
Notes payable to banks	$421	$1,310
Notes payable to related companies	92	157
Notes payable trade	28	—
Total notes payable	$541	$1,467
Year-end average interest rates	3.06%	2.64%

Long-Term Debt at December 31 In millions	2011 Average Rate	2011	2010 Average Rate	2010
Promissory notes and debentures:
Final maturity 2011	—	$—	5.30%	$1,057
Final maturity 2012	5.35%	2,158	5.33%	2,154
Final maturity 2013	6.10%	395	6.05%	389
Final maturity 2014	7.28%	2,103	7.27%	2,096
Final maturity 2015	5.92%	1,257	5.90%	1,250
Final maturity 2016	2.57%	757	2.57%	757
Final maturity 2017 and thereafter	6.51%	11,162	6.78%	10,503
Other facilities:
U.S. dollar loans, various rates and maturities	2.37%	232	1.67%	20
Foreign currency loans, various rates and maturities	3.52%	1,609	2.95%	998
Medium-term notes, varying maturities through 2022	4.76%	902	5.96%	2,005
Euro medium-term notes, final maturity 2011	—	—	4.63%	665
Pollution control/industrial revenue bonds, varying maturities through 2038	5.70%	860	5.68%	907
Capital lease obligations	—	17	—	17
Unamortized debt discount	—	(393)	—	(458)
Long-term debt due within one year	—	(2,749)	—	(1,755)
Total long-term debt	—	$18,310	—	$20,605

Annual Installments on Long-Term Debt for Next Five Years In millions
2012	$2,749
2013	$662
2014	$2,361
2015	$1,453
2016	$995

On November 14, 2011, the Company issued $2.0 billion of debt securities in a public offering. The offering included $1.25 billion aggregate principal amount of 4.125 percent notes due 2021 and $750 million aggregate principal amount of
5.25 percent notes due 2041.

On March 22, 2011, the Company concluded cash tender offers for $1.5 billion aggregate principal amount of certain notes issued by the Company. As a result of the tender offers, the Company redeemed $1.5 billion of notes and recognized a $472 million pretax loss on early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in Corporate.

During 2011, the Company redeemed $800 million of notes that matured on February 1, 2011; Euro 500 million of notes that matured on May 27, 2011 ($707 million equivalent); $250 million of floating rate notes that matured on August 8, 2011; and $1,538 million of InterNotes, which resulted in a $10 million pretax loss on early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in Corporate.

During 2011, the Company issued $436 million of InterNotes with varying maturities in 2016, 2018 and 2021, at various interest rates averaging 3.71 percent; and approximately $1.2 billion of long-term debt was entered into by consolidated variable interest entities, including the refinancing of short-term notes payable.

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

On February 7, 2012, the Company notified bondholders of its intention to redeem its $1.25 billion, 4.85 percent notes with an original maturity date of August 15, 2012, at the applicable make-whole redemption price plus accrued and unpaid interest through the date of redemption. The full amount is expected to be redeemed on March 8, 2012.

Revolving Credit Facilities
On March 9, 2009, the Company borrowed $3 billion under its Five Year Competitive Advance and Revolving Credit Facility Agreement, dated April 24, 2006 ("Agreement"); $1.6 billion of the funds were repaid on May 15, 2009; $0.5 billion of the funds were repaid on June 30, 2009; and the remaining $0.9 billion of the funds were repaid on December 30, 2009. The funds were due in April 2011 and bore interest at a variable London Interbank Offered Rate ("LIBOR")-plus rate or Base Rate as defined in the Agreement. The Company used the funds to finance day-to-day operations, to repay indebtedness maturing in the ordinary course of business and for other general corporate purposes.

In 2010, the Company replaced its Five Year Competitive Advance and Revolving Credit Facility Agreement, dated April 24, 2006, with a new $3 billion Three Year Competitive Advance and Revolving Credit Facility Agreement dated June 4, 2010 ("Revolving Credit Facility") with various U.S. and foreign banks. The Revolving Credit Facility had a maturity date of June 2013 and provided interest at a LIBOR-plus or Base Rate, as defined in the Revolving Credit Facility agreement.

On October 18, 2011, the Company entered into a new $5 billion Five Year Competitive Advance and Revolving Credit Facility Agreement (the "2011 Revolving Credit Facility") with various U.S. and foreign banks. The new agreement, which replaced the previous Revolving Credit Facility, has a maturity date in October 2016 and provides for interest at a LIBOR-plus rate or Base Rate as defined in the 2011 Revolving Credit Facility agreement. At December 31, 2011, the full $5 billion credit facility was available to the Company.

Financing Activities Related to the Acquisition of Rohm and Haas
Debt financing for the acquisition of Rohm and Haas was provided by a $9,226 million draw on a Term Loan Agreement dated September 8, 2008 (“Term Loan”) on April 1, 2009. The original maturity date of the Term Loan was April 1, 2010, provided however, that the maturity date could have been extended for an additional year at the option of the Company, for a maximum outstanding balance of $8.0 billion. Prepaid up-front debt issuance costs of $304 million were paid. Amortization of the prepaid costs was accelerated concurrent with the repayment of the Term Loan. The Term Loan was repaid through a combination of proceeds obtained through asset sales and the issuance of debt and equity securities. At December 31, 2009, the Term Loan balance was zero and the Term Loan was terminated.

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

The fair value of debt assumed from Rohm and Haas on April 1, 2009 of $2,576 million is reflected in the long-term debt table above. On August 21, 2009, the Company executed a buy-back of Euro 175 million of private placement debt acquired from Rohm and Haas and recognized a $56 million pretax loss on this early extinguishment, included in “Sundry income (expense) – net.” On September 8, 2010, the Company concluded a tender offer for any and all of $145 million of debentures acquired from Rohm and Haas, due June 2020. As a result of the tender offer, the Company redeemed $123 million of the debentures and recognized a $46 million pretax loss on this early extinguishment, included in “Sundry income (expense) – net.”

Debt Covenants and Default Provisions
The Company’s outstanding debt of $21.1 billion has been issued under indentures which contain, among other provisions, covenants with which the Company must comply while the underlying notes are outstanding. Such covenants include obligations to not allow liens on principal U.S. manufacturing facilities, enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or merge or consolidate with any other corporation, or sell or convey all or substantially all of the Company’s assets. The outstanding debt also contains customary default provisions. Failure of the Company to comply with any of these covenants could result in a default under the applicable indenture, which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes.

The Company’s primary credit agreements contain covenant and default provisions in addition to the covenants set forth above with respect to the Company’s debt. Significant other covenants and default provisions related to these agreements include:

(a)
the obligation to maintain the ratio of the Company’s consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility dated October 18, 2011 equals or exceeds $500 million,

(b)
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

At December 31, 2011, management believes the Company was in compliance with all of the covenants and default provisions referred to above.

NOTE Q – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Pension Plans
The Company has defined benefit pension plans that cover employees in the United States and a number of other countries. The U.S. qualified plan covering the parent company is the largest plan. Benefits for employees hired before January 1, 2008 are based on length of service and the employee’s three highest consecutive years of compensation. Employees hired after January 1, 2008 earn benefits that are based on a set percentage of annual pay, plus interest.

The Company’s funding policy is to contribute to the plans when pension laws and/or economics either require or encourage funding. In 2011, Dow contributed $806 million to its pension plans, including contributions to fund benefit payments for its non-qualified supplemental plans. Dow expects to contribute approximately $885 million to its pension plans in 2012.

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs for the plans are provided in the two tables below:

Weighted-Average Assumptions for All Pension Plans	Benefit Obligations at December 31		Net Periodic Costs for the Year
	2011	2010	2011	2010
Discount rate	4.93%	5.38%	5.38%	5.71%
Rate of increase in future compensation levels	4.14%	4.13%	4.16%	4.17%
Expected long-term rate of return on plan assets	—	—	7.86%	7.74%

Weighted-Average Assumptions for U.S. Pension Plans	Benefit Obligations at December 31		Net Periodic Costs for the Year
	2011	2010	2011	2010
Discount rate	4.98%	5.51%	5.51%	5.97%
Rate of increase in future compensation levels	4.50%	4.50%	4.50%	4.50%
Expected long-term rate of return on plan assets	—	—	8.18%	8.16%

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

The accumulated benefit obligation for all defined benefit pension plans was $21.6 billion at December 31, 2011 and $20.1 billion at December 31, 2010.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets at December 31
In millions	2011	2010
Projected benefit obligations	$21,003	$18,424
Accumulated benefit obligations	$19,990	$17,571
Fair value of plan assets	$13,993	$12,912

In addition to the U.S. qualified defined benefit pension plan, U.S. employees may participate in defined contribution plans (Employee Savings Plans or 401(k) plans) by contributing a portion of their compensation, which is partially matched by the Company. Defined contribution plans also cover employees in some subsidiaries in other countries, including Australia, Brazil, Canada, Italy, Spain and the United Kingdom. Expense recognized for all defined contribution plans was $163 million in 2011, $184 million in 2010 and $156 million in 2009.

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

The Company funds most of the cost of these health care and life insurance benefits as incurred. In 2011, Dow did not make any contributions to its other postretirement benefit plan trusts. Likewise, Dow does not expect to contribute assets to its other postretirement benefits plan trusts in 2012.

The weighted-average assumptions used to determine other postretirement benefit obligations and net periodic benefit costs for the U.S. plans are provided below:

U.S. Plan Assumptions for Other Postretirement Benefits	Benefit Obligations at December 31		Net Periodic Costs for the Year
	2011	2010	2011	2010
Discount rate	4.66%	5.15%	5.15%	5.69%
Expected long-term rate of return on plan assets	—	—	3.60%	4.35%
Initial health care cost trend rate	8.28%	8.70%	8.70%	9.13%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%
Year ultimate trend rate to be reached	2019	2019	2019	2019

Increasing the assumed medical cost trend rate by one percentage point in each year would decrease the accumulated postretirement benefit obligation at December 31, 2011 by $3 million and decrease the net periodic postretirement benefit cost for the year by less than $1 million. Decreasing the assumed medical cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 2011 by $25 million and the net periodic postretirement benefit cost for the year by $1 million.

Net Periodic Benefit Cost for All Significant Plans
	Defined Benefit Pension Plans			Other Postretirement Benefits
In millions	2011	2010	2009	2011	2010	2009
Service cost	$347	$309	$270	$15	$15	$16
Interest cost	1,121	1,098	1,081	100	111	138
Expected return on plan assets	(1,305)	(1,212)	(1,254)	(6)	(10)	(17)
Amortization of prior service cost (credit)	28	28	31	(1)	—	(3)
Amortization of unrecognized loss (gain)	374	268	106	1	(1)	(1)
Curtailment/settlement/other (1)	(4)	11	13	—	3	—
Net periodic benefit cost	$561	$502	$247	$109	$118	$133

(1)	Included $11 million of curtailment and settlement costs recorded in 2010 related to the divestiture of Styron (see Note E).

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income for All Significant Plans
	Defined Benefit Pension Plans			Other Postretirement Benefits
In millions	2011	2010	2009	2011	2010	2009
Net loss (gain)	$2,009	$591	$804	$20	$59	$(114)
Prior service cost	—	2	2	—	—	—
Amortization of prior service (cost) credit	(28)	(36)	(31)	1	(3)	3
Amortization of unrecognized (loss) gain	(370)	(271)	(119)	(1)	1	1
Total recognized in other comprehensive loss (income)	$1,611	$286	$656	$20	$57	$(110)
Total recognized in net periodic benefit cost and other comprehensive loss	$2,172	$788	$903	$129	$175	$23

Change in Projected Benefit Obligations, Plan Assets and Funded Status of All Significant Plans
In millions	Defined Benefit Pension Plans		Other Postretirement Benefits
Change in projected benefit obligations	2011	2010	2011	2010
Benefit obligations at beginning of year	$21,158	$19,914	$2,095	$2,079
Service cost	347	309	15	15
Interest cost	1,121	1,098	100	111
Plan participants’ contributions	31	22	—	—
Amendments	—	2	—	—
Actuarial changes in assumptions and experience	1,562	1,133	20	68
Acquisition/divestiture/other activity	(20)	(53)	16	(1)
Benefits paid	(1,277)	(1,148)	(154)	(180)
Currency impact	(129)	(86)	(4)	3
Termination benefits/curtailment cost	(30)	(33)	—	—
Benefit obligations at end of year	$22,763	$21,158	$2,088	$2,095

Change in plan assets
Fair value of plan assets at beginning of year	$15,851	$14,589	$238	$367
Actual return on plan assets	853	1,724	6	17
Currency impact	(121)	(28)	—	—
Employer contributions	806	708	(16)	(60)
Plan participants’ contributions	31	22	—	—
Acquisition/divestiture/other activity	(24)	(16)	—	—
Benefits paid	(1,277)	(1,148)	(74)	(86)
Fair value of plan assets at end of year	$16,119	$15,851	$154	$238

Funded status at end of year	$(6,644)	$(5,307)	$(1,934)	$(1,857)

Net amounts recognized in the consolidated balance sheets at December 31:
Noncurrent assets	$366	$235	$—	$—
Current liabilities	(64)	(58)	(82)	(88)
Noncurrent liabilities	(6,946)	(5,484)	(1,852)	(1,769)
Net amounts recognized in the consolidated balance sheets	$(6,644)	$(5,307)	$(1,934)	$(1,857)

Pretax amounts recognized in AOCI at December 31:
Net loss (gain)	$8,335	$6,696	$(7)	$(26)
Prior service cost (credit)	154	182	(15)	(16)
Pretax balance in AOCI at end of year	$8,489	$6,878	$(22)	$(42)

In 2012, an estimated net loss of $547 million and prior service cost of $26 million for the defined benefit pension plans will be amortized from AOCI to net periodic benefit cost. In 2012, an estimated net loss of $2 million and prior service credit of $4 million for other postretirement benefit plans will be amortized from AOCI to net periodic benefit cost.

Estimated Future Benefit Payments
The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at December 31, 2011
In millions	Defined Benefit Pension Plans	Other Postretirement Benefits
2012	$1,326	$184
2013	1,184	181
2014	1,208	168
2015	1,238	163
2016	1,277	157
2017 through 2021	6,941	720
Total	$13,174	$1,573

Plan Assets
Plan assets consist mainly of equity and fixed income securities of U.S. and foreign issuers, and may include alternative investments such as real estate, private equity and absolute return strategies. At December 31, 2011, plan assets totaled $16.1 billion and included directly held Company common stock with a value of less than $1 million (less than 1 percent of total plan assets). At December 31, 2010, plan assets totaled $15.9 billion and included directly held Company common stock with a value of $13 million (less than 1 percent of total plan assets). In 2012, the Company expects to receive approximately $23 million from residual plan assets after the completion of a non-U.S. pension plan wind-up.

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

The plans are permitted to use derivative instruments for investment purposes, as well as for hedging the underlying asset and liability exposure and rebalancing the asset allocation. The plans use value at risk, stress testing, scenario analysis and Monte Carlo simulations to monitor and manage both risk in the portfolios and surplus risk.

Equity securities primarily include investments in large- and small-cap companies located in both developed and emerging markets around the world. Fixed income securities include investment and non investment grade corporate bonds of companies diversified across industries, U.S. treasuries, non-U.S. developed market securities, U.S. agency mortgage-backed securities, emerging market securities and fixed income funds. Alternative investments primarily include investments in real estate, private equity limited partnerships and absolute return strategies. Other significant investment types include various insurance contracts; and interest rate, equity, commodity and foreign exchange derivative investments and hedges.

Strategic Weighted-Average Target Allocation of Plan Assets for All Significant Plans
Asset Category	Target Allocation
Equity securities	40%
Fixed Income securities	40%
Alternative investments	15%
Other investments	5%
Total	100%

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

The JP Morgan Federal Agency money market fund is utilized as the sweep vehicle for one of the largest U.S. plans, which from time to time can represent a significant investment. For one U.S. plan, approximately half of the liability is covered by a participating group annuity issued by Prudential Insurance Company.

The following tables summarize the bases used to measure the Company’s pension plan assets at fair value for the years ended December 31, 2011 and 2010:

Basis of Fair Value Measurements of Pension Plan Assets at December 31, 2011	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$52	$771	$—	$823
Equity securities:
U.S. equity (1)	$2,257	$184	$3	$2,444
Non-U.S. equity – developed countries	1,660	1,059	9	2,728
Emerging markets	415	414	4	833
Convertible bonds (2)	—	169	—	169
Equity derivatives	1	6	—	7
Total equity securities	$4,333	$1,832	$16	$6,181
Fixed income securities:
U.S. government and municipalities	$—	$1,181	$1	$1,182
U.S. agency and agency mortgage-backed securities	—	482	2	484
Corporate bonds – investment grade	—	1,461	—	1,461
Non-U.S. governments – developed countries	—	1,073	—	1,073
Non-U.S. corporate bonds – developed countries	—	664	—	664
Emerging market debt	—	54	—	54
Other asset-backed securities	—	147	15	162
High yield bonds	—	337	16	353
Other fixed income funds	—	268	66	334
Fixed income derivatives	—	167	—	167
Total fixed income securities	$—	$5,834	$100	$5,934
Alternative investments:
Real estate	$30	$29	$999	$1,058
Private equity	—	—	985	985
Absolute return	—	448	344	792
Total alternative investments	$30	$477	$2,328	$2,835
Other investments	$—	$304	$42	$346
Total pension plan assets at fair value	$4,415	$9,218	$2,486	$16,119
(1)    Included less than $1 million of the Company’s common stock.
(2)    In 2011, convertible bonds were moved from fixed income securities to equity securities for asset allocation purposes.

Basis of Fair Value Measurements of Pension Plan Assets at December 31, 2010	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$56	$751	$—	$807
Equity securities:
U.S. equity (1)	$2,038	$167	$—	$2,205
Non-U.S. equity – developed countries	2,300	932	—	3,232
Emerging markets	759	469	—	1,228
Equity derivatives	8	3	—	11
Total equity securities	$5,105	$1,571	$—	$6,676
Fixed income securities:
U.S. government and municipalities	$—	$961	$—	$961
U.S. agency and agency mortgage-backed securities	—	385	—	385
Corporate bonds – investment grade	—	1,313	—	1,313
Non-U.S. governments – developed countries	—	643	—	643
Non-U.S. corporate bonds – developed countries	—	897	—	897
Emerging market debt	—	51	—	51
Other asset-backed securities	—	217	13	230
Convertible bonds	32	385	—	417
High yield bonds	14	279	17	310
Other fixed income funds	—	208	20	228
Fixed income derivatives	—	(11)	—	(11)
Total fixed income securities	$46	$5,328	$50	$5,424
Alternative investments:
Real estate	$29	$45	$727	$801
Private equity	—	—	997	997
Absolute return	—	395	303	698
Total alternative investments	$29	$440	$2,027	$2,496
Other investments	$—	$408	$40	$448
Total pension plan assets at fair value	$5,236	$8,498	$2,117	$15,851
(1)    Included $13 million of the Company’s common stock.

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

The following tables summarize the changes in fair value of Level 3 pension plan assets for the years ended December 31, 2010 and 2011:

Fair Value Measurement of Level 3 Pension Plan Assets	Equity Securities	Fixed Income Securities	Alternative Investments	Other Investments	Total
In millions
Balance at January 1, 2010	$—	$50	$1,458	$43	$1,551
Actual return on plan assets:
Relating to assets sold during 2010	(3)	2	32	—	31
Relating to assets held at Dec 31, 2010	2	2	162	(1)	165
Purchases, sales and settlements	1	(6)	379	(2)	372
Transfers into Level 3, net	—	2	1	—	3
Foreign currency impact	—	—	(5)	—	(5)
Balance at December 31, 2010	$—	$50	$2,027	$40	$2,117
Actual return on plan assets:
Relating to assets sold during 2011	—	—	115	3	118
Relating to assets held at Dec 31, 2011	1	1	34	—	36
Purchases, sales and settlements	3	48	152	(1)	202
Transfers into Level 3, net	12	2	11	—	25
Foreign currency impact	—	(1)	(11)	—	(12)
Balance at December 31, 2011	$16	$100	$2,328	$42	$2,486

The following tables summarize the bases used to measure the Company’s other postretirement benefit plan assets at fair value for the years ended December 31, 2011 and 2010:

Basis of Fair Value Measurements of Other Postretirement Benefit Plan Assets at December 31, 2011	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs

In millions	(Level 1)	(Level 2)	Total
Cash and cash equivalents	$—	$63	$63
Equity securities (1, 2)	41	17	58
Fixed income securities (2)	—	33	33
Total assets at fair value	$41	$113	$154
(1)    Included no common stock of the Company.
(2)    In 2011, convertible bonds were moved from fixed income securities to equity securities for asset allocation purposes.

Basis of Fair Value Measurements of Other Postretirement Benefit Plan Assets at December 31, 2010	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs

In millions	(Level 1)	(Level 2)	Total
Cash and cash equivalents	$—	$39	$39
Equity securities (1)	66	—	66
Fixed income securities	4	129	133
Total assets at fair value	$70	$168	$238
(1)    Included no common stock of the Company.

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

Rental expenses under operating leases, net of sublease rental income, were $437 million in 2011, $404 million in 2010 and $459 million in 2009. Future minimum rental payments under operating leases with remaining noncancelable terms in excess of one year are as follows:

Minimum Operating Lease Commitments at December 31, 2011 In millions
2012	$223
2013	209
2014	176
2015	146
2016	126
2017 and thereafter	1,269
Total	$2,149

NOTE S – VARIABLE INTEREST ENTITIES

On January 1, 2010, the Company adopted ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 amended the consolidation guidance applicable to variable interest entities (“VIEs”) and requires additional disclosures concerning an enterprise’s continuing involvement with VIEs. The adoption of this guidance resulted in the January 1, 2010 consolidation of two additional joint ventures, an owner trust and an entity that is used to monetize accounts receivable. The Company elected prospective application of this guidance at adoption.

Consolidated Variable Interest Entities
The Company holds a variable interest in seven joint ventures for which the Company is the primary beneficiary.

Three of the joint ventures own and operate manufacturing and logistics facilities, which produce chemicals and provide services in Asia Pacific. The Company’s variable interest in these joint ventures relates to arrangements between the joint ventures and the Company, involving the majority of the output on take-or-pay terms with pricing ensuring a guaranteed return to the joint ventures. In the third quarter of 2011, one of the joint ventures converted a note payable into cumulative perpetual preferred shares, which is included in "Noncontrolling interests" in the consolidated balance sheets and "Conversion of note payable to preferred shares of a subsidiary" in the consolidated statements of equity.

Another joint venture will construct, own and operate a membrane chlor-alkali facility to be located at the Company’s Freeport, Texas integrated manufacturing complex. The Company’s variable interests in this joint venture relate to equity options between the partners and a cost-plus off-take arrangement between the joint venture and the Company, involving proportional purchase commitments on take-or-pay terms and ensuring a guaranteed return to the joint venture. The Company will provide the joint venture with operation and maintenance services, utilities and raw materials; market the joint venture’s co-products; and convert the other partner’s proportional purchase commitments into ethylene dichloride under a tolling agreement. The joint venture is expected to begin operations in mid-2013.

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

The sixth joint venture is an ethylene storage joint venture located in Alberta, Canada. Previously accounted for as an equity method investment, the Company became the primary beneficiary upon execution of new storage cavern agreements in the second quarter of 2011. The Company's variable interests relate to arrangements involving a majority of the joint venture's storage capacity on take-or-pay terms with pricing ensuring a guaranteed return to the joint venture; and favorably priced leases provided to the joint venture. The Company provides the joint venture with operation and maintenance services and utilities.

The seventh joint venture is a development-stage enterprise located in Brazil that will produce ethanol from sugarcane and expand into downstream derivative products. The Company owned 100 percent of this entity until November 2011, when the Company sold a 50 percent interest to a third party. The Company's variable interests in this joint venture relate to an equity option between the partners and contractual arrangements limiting the partner's initial participation in the economics of certain assets and liabilities. Terms of the equity option require the Company to purchase the partner's equity investment at a fixed price if the partner elects to terminate a specific contract within 24 months of initial equity investment. Therefore, the Company has classified the partner's equity investment as "Redeemable Noncontrolling Interest" in the consolidated balance sheets. The joint venture is expected to begin operations in 2015.

The Company also holds a variable interest in an owner trust, for which the Company is the primary beneficiary. The owner trust leases an ethylene facility in The Netherlands to the Company, whereby substantially all of the rights and obligations of ownership are transferred to the Company. The Company’s variable interest in the owner trust relates to a residual value guarantee provided to the owner trust. Upon expiration of the lease, which matures in 2014, the Company may purchase the facility for an amount based on a fair market value determination. At December 31, 2011, the Company had provided to the owner trust a residual value guarantee of $363 million, which represents the Company’s maximum exposure to loss under the lease.

As the primary beneficiary of these VIEs, the entities’ assets, liabilities and results of operations are included in the Company’s consolidated financial statements. The other equity holders’ interests are reflected in “Net income attributable to noncontrolling interests” in the consolidated statements of income and “Noncontrolling interests” in the consolidated balance sheets except as noted above. The following table summarizes the carrying amounts of these entities’ assets and liabilities included in the Company’s consolidated balance sheets at December 31, 2011 and 2010:

Assets and Liabilities of Consolidated VIEs at December 31 In millions	2011	2010 (1)
Cash and cash equivalents (2)	$170	$145
Other current assets	104	83
Property	2,169	1,388
Other noncurrent assets	151	122
Total assets (3)	$2,594	$1,738
Current liabilities (nonrecourse 2011: $226; 2010: $190)	$226	$837
Long-term debt (nonrecourse 2011: $1,138; 2010: $167)	1,484	513
Other noncurrent liabilities (nonrecourse 2011: $86; 2010: $64)	86	64
Total liabilities	$1,796	$1,414

(1)
December 31, 2010 values do not include assets and liabilities attributable to a development-stage enterprise located in Brazil that became a VIE in November 2011 and an ethylene storage joint venture located in Canada that became a VIE in the second quarter of 2011.

(2)	Included $3 million at December 31, 2011 specifically restricted for the construction of a manufacturing facility.

(3)	All assets were restricted at December 31, 2011 and December 31, 2010.

In addition, the Company holds a variable interest in an entity created to monetize accounts receivable of select European entities. The Company is the primary beneficiary of this entity as a result of holding subordinated notes while maintaining servicing responsibilities for the accounts receivable. The carrying amounts of assets and liabilities included in the Company’s consolidated balance sheets pertaining to this entity, were current assets of $233 million (zero restricted) at December 31, 2011 ($158 million, zero restricted, at December 31, 2010) and current liabilities of less than $1 million (less than $1 million nonrecourse) at December 31, 2011 ($1 million, $1 million nonrecourse, at December 31, 2010).

Amounts presented in the consolidated balance sheets and the table above as restricted assets or nonrecourse obligations relating to consolidated VIEs at December 31, 2011 and 2010 are adjusted for intercompany eliminations, parental guarantees and residual value guarantees.

Nonconsolidated Variable Interest Entity
The Company holds a variable interest in a joint venture acquired through the acquisition of Rohm and Haas on April 1, 2009. The joint venture manufactures crude acrylic acid in the United States and Germany on behalf of the Company and the other joint venture partner. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. The Company is not the primary beneficiary, as a majority of the joint venture’s output is sold to the other joint venture partner; therefore, the entity is accounted for under the equity method of accounting. At December 31, 2011, the Company’s investment in the joint venture was $144 million ($144 million at December 31, 2010), classified as “Investment in nonconsolidated affiliates” in the consolidated balance sheets, representing the Company’s maximum exposure to loss.

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

The Company uses a lattice-based option valuation model to estimate the fair value of stock options, the Black-Scholes option valuation model for subscriptions to purchase shares under the ESPP and Monte Carlo simulation for the market portion of performance deferred stock awards. The weighted-average assumptions used to calculate total stock-based compensation are included in the following table:

	2011	2010	2009
Dividend yield	2.5%	2.5%	3.8%
Expected volatility	34.61%	47.35%	43.78%
Risk-free interest rate	1.71%	1.28%	1.61%
Expected life of stock options granted during period (years)	7.4	6.5	6.25
Life of Employees’ Stock Purchase Plan (months)	6	5	9

The dividend yield assumption for 2011 was based on a 20 percent/80 percent blend of the Company’s current declared dividend as a percentage of the stock price on the grant date and a 10-year dividend yield average. The dividend yield assumption for 2010 was based on a 30 percent/70 percent blend. The dividend yield assumption for 2009 was based on a 10-year dividend yield average. The expected volatility assumption for 2011 and 2010 was based on an equal weighting of the historical daily volatility and current implied volatility from exchange-traded options for the contractual term of the options. The expected volatility assumption for 2009 was based entirely on historical daily volatility. The risk-free interest rate for all three years was based on the weighted-average of U.S. Treasury strip rates over the contractual term of the options. The expected life of stock options granted was based on an analysis of historical exercise patterns.

Employees’ Stock Purchase Plan
On February 13, 2003, the Board of Directors authorized a 10-year ESPP, which was approved by stockholders at the Company’s annual meeting on May 8, 2003. Under the 2011 annual offering, most employees were eligible to purchase shares of common stock of the Company valued at up to 10 percent of their annual base earnings. The value is determined using the plan price multiplied by the number of shares subscribed to by the employee. The plan price of the stock is set each year at no less than 85 percent of market price.

Employees’ Stock Purchase Plan	2011
Shares in thousands	Shares	Exercise Price (1)
Outstanding at beginning of year	—	—
Granted	10,831	$23.00
Exercised	(8,564)	$23.00
Forfeited/Expired	(2,267)	$23.00
Outstanding and exercisable at end of year	—	—

(1)	Weighted-average per share

Additional Information about ESPP In millions, except per share amounts	2011	2010	2009
Weighted-average fair value per share of purchase rights granted	$11.39	$11.90	$1.00
Total compensation expense for ESPP	$123	$164	$10
Related tax benefit	$46	$61	$4
Total amount of cash received from the exercise of purchase rights	$197	$224	$137
Total intrinsic value of purchase rights exercised (1)	$98	$147	$38
Related tax benefit	$36	$54	$14

(1)	Difference between the market price at exercise and the price paid by the employee to exercise the purchase rights.

Stock Option Plans
Under the 1988 Award and Option Plan (the “1988 Plan”), a plan approved by stockholders, the Company may grant options or shares of common stock to its employees subject to certain annual and individual limits. The terms of the grants are fixed at the grant date. At December 31, 2011, there were 24,319,212 shares available for grant under this plan.

Under the 1994 Non-Employee Directors’ Stock Plan, the Company was previously allowed to grant up to 300,000 options to non-employee directors; however, no additional grants will be made under this plan. At December 31, 2011, there were 19,250 options outstanding under this plan.

Under the 1998 Non-Employee Directors’ Stock Plan, the Company was previously allowed to grant up to 600,000 options to non-employee directors; however, no additional grants will be made under this plan. At December 31, 2011, there were 53,600 options outstanding under this plan.

The exercise price of each stock option equals the market price of the Company’s stock on the date of grant. Options vest from one to three years, and have a maximum term of 10 years.

The following table provides stock option activity for 2011:

Stock Options	2011
Shares in thousands	Shares	Exercise Price (1)
Outstanding at beginning of year	60,823	$33.85
Granted	10,607	$38.25
Exercised	(5,667)	$25.89
Forfeited/Expired	(2,059)	$40.54
Outstanding at end of year	63,704	$35.08
Remaining contractual life in years		5.46
Aggregate intrinsic value in millions	$173
Exercisable at end of year	44,245	$37.30
Remaining contractual life in years		4.19
Aggregate intrinsic value in millions	$99

(1)	Weighted-average per share

Additional Information about Stock Options In millions, except per share amounts	2011	2010	2009
Weighted-average fair value per share of options granted	$10.64	$9.17	$2.60
Total compensation expense for stock option plans	$88	$72	$46
Related tax benefit	$33	$27	$17
Total amount of cash received from the exercise of options	$147	$66	$—
Total intrinsic value of options exercised (1)	$66	$30	$—
Related tax benefit	$24	$11	$—

(1)	Difference between the market price at exercise and the price paid by the employee to exercise the options.

Total unrecognized compensation cost related to unvested stock option awards of $42 million at December 31, 2011 is expected to be recognized over a weighted-average period of 0.91 years.

Deferred and Restricted Stock
Under the 1988 Plan, the Company grants deferred stock to certain employees. The grants vest after a designated period of time, generally two to five years. The following table shows changes in nonvested deferred stock:

Deferred Stock	2011
Shares in thousands	Shares	Grant Date Fair Value (1)
Nonvested at beginning of year	15,251	$25.89
Granted	3,381	$37.60
Vested	(3,302)	$39.45
Canceled	(194)	$26.95
Nonvested at end of year	15,136	$25.53

(1)	Weighted-average per share

Additional Information about Deferred Stock In millions, except per share amounts	2011	2010	2009
Weighted-average fair value per share of deferred stock granted	$37.60	$27.89	$11.70
Total fair value of deferred stock vested and delivered (1)	$123	$38	$20
Related tax benefit	$46	$14	$7
Total compensation expense for deferred stock awards	$124	$123	$80
Related tax benefit	$46	$46	$30

(1)	Includes the fair value of shares vested in prior years and delivered in the reporting year.

Total unrecognized compensation cost related to deferred stock awards of $82 million at December 31, 2011 is expected to be recognized over a weighted-average period of 0.86 years. At December 31, 2011, approximately 174,000 deferred shares with a grant date weighted-average fair value per share of $30.91 had previously vested, but were not issued. These shares are scheduled to be issued to employees within one to four years or upon retirement.

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

Performance Deferred Stock Awards		Target Shares Granted (1)	Grant Date Fair Value (2)
Shares in thousands	Performance Period
2011	January 1, 2011 – December 31, 2013	1,109	$38.07
2010	January 1, 2010 – December 31, 2012	875	$27.79
2009	October 1, 2009 – September 30, 2011	1,177	$26.39
2009	January 1, 2009 – December 31, 2011	1,162	$9.53

(1)	At the end of the performance period, the actual number of shares issued can range from zero to 250 percent of the target shares granted.

(2)	Weighted-average per share

The following table shows changes in nonvested performance deferred stock:

Performance Deferred Stock	2011
Shares in thousands	Target Shares Granted (1)	Grant Date Fair Value (2)
Nonvested at beginning of year	3,132	$20.72
Granted	1,109	$38.07
Vested	(2,210)	$17.98
Canceled	(127)	$27.30
Nonvested at end of year	1,904	$33.57

(1)	At the end of the performance period, the actual number of shares issued can range from zero to 250 percent of the target shares granted.

(2)	Weighted-average per share

Additional Information about Performance Deferred Stock
In millions	2011	2010	2009
Total fair value of performance deferred stock vested and delivered (1)	$77	$28	$1
Related tax benefit	$28	$10	$—
Total compensation expense for performance deferred stock awards (2)	$36	$143	$(7)
Related tax benefit	$13	$53	$(2)

(1)	Includes the fair value of shares vested in prior years and delivered in the reporting year.

(2)	Compensation expense in 2010 included $25 million related to the modification of equity instruments to liability instruments for certain executive employees.

During 2011, the Company settled 1.2 million shares of performance deferred stock for $36 million in cash. During 2010, the Company settled 0.3 million shares of performance deferred stock for $8 million in cash. Total unrecognized compensation cost related to performance deferred stock awards of $8 million at December 31, 2011 is expected to be recognized over a weighted-average period of 0.83 years. At December 31, 2011, approximately 1.9 million performance deferred shares with a grant date weighted-average fair value of $9.53 per share were vested, but not issued. These shares are scheduled to be issued in April 2012.

In addition, the Company is authorized to grant up to 300,000 deferred shares of common stock to executive officers of the Company under the 1994 Executive Performance Plan.

Under the 2003 Non-Employee Directors’ Stock Incentive Plan, a plan approved by stockholders, the Company may grant up to 1.5 million shares (including options, restricted stock and deferred stock) to non-employee directors over the 10-year duration of the program, subject to an annual aggregate award limit of 25,000 shares for each individual director. In 2011, 31,350 shares of restricted stock with a weighted-average fair value of $37.26 per share were issued under this plan. The restricted stock issued under this plan cannot be sold, assigned, pledged or otherwise transferred by the non-employee director, until the director is no longer a member of the Board.

NOTE U – PREFERRED SECURITIES OF SUBSIDIARIES

The following transaction was entered into for the purpose of providing diversified sources of funds to the Company.

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

In May 2009, the Company entered into a purchase agreement with the Haas Trusts and Paulson, whereby the Haas Trusts and Paulson agreed to sell to the Company their shares of the preferred series B in consideration for shares of the Company’s common stock and/or notes, at the discretion of the Company. Pursuant to the purchase agreement, the Company issued 83.3 million shares of its common stock to the Haas Trusts and Paulson in consideration for the purchase of 1.2 million shares of preferred series B held by the Haas Trusts and Paulson. In a separate transaction as part of a $6 billion offering of senior notes, the Company issued $1.35 billion aggregate principal amount of 8.55 percent notes due 2019 to the Haas Trusts and Paulson in consideration for the purchase of the remaining 1.3 million shares of preferred series B at par plus accrued dividends. Upon the consummation of these transactions, all shares of preferred series B were retired. For additional information concerning the common stock and debt issuances, see Notes P and W.

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

NOTE W – STOCKHOLDERS’ EQUITY

Cumulative Convertible Perpetual Preferred Stock, Series A
Equity securities in the form of Cumulative Convertible Perpetual Preferred Stock, Series A (“preferred series A”) were issued on April 1, 2009 to Berkshire Hathaway Inc. in the amount of $3 billion (3 million shares) and the Kuwait Investment Authority in the amount of $1 billion (1 million shares). The Company will pay cumulative dividends on preferred series A at a rate of 8.5 percent per annum in either cash, shares of common stock, or any combination thereof, at the option of the Company. Dividends may be deferred indefinitely, at the Company’s option. If deferred, common stock dividends must also be deferred. Any past due and unpaid dividends will accrue additional dividends at a rate of 10 percent per annum, compounded quarterly. If dividends are deferred for any six quarters, the preferred series A shareholders may elect two directors to the Company’s Board of Directors until all past due dividends are paid. Ongoing dividends related to preferred series A are $85 million per quarter; no dividends had been deferred at December 31, 2011.

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

The Company issues common stock shares out of treasury stock or as new common stock shares for purchases under the Employees’ Stock Purchase Plan, for options exercised and for the release of deferred and restricted stock. The number of new common stock shares issued to employees and non-employee directors under the Company's stock-based compensation programs was 12.2 million in 2011 and 10.0 million in 2010. No new common shares were issued to employees in 2009, as all share issuances were satisfied from treasury stock.

Retained Earnings
There are no significant restrictions limiting the Company’s ability to pay dividends.

Undistributed earnings of nonconsolidated affiliates included in retained earnings were $2,373 million at December 31, 2011 and $2,264 million at December 31, 2010.

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

In connection with the acquisition of Rohm and Haas (see Note D), $552 million in cash was paid to the Rohm and Haas Company Employee Stock Ownership Plan (the “Rohm and Haas ESOP”) for 7.0 million shares of Rohm and Haas common stock held by the Rohm and Haas ESOP on April 1, 2009. On the date of the acquisition, the Rohm and Haas ESOP was merged into the Plan, and the Company assumed the $78 million balance of debt at 9.8 percent interest with final maturity in 2020 that was used to finance share purchases by the Rohm and Haas ESOP in 1990. The outstanding balance of the debt was $57 million at December 31, 2011 and $64 million at December 31, 2010.

On May 11, 2009, the Company sold 36.7 million shares of common stock (from treasury stock) to the ESOP at a price of $15.0561 per share for a total of $553 million. The treasury stock was carried at an aggregate historical cost of $1,529 million.

Dividends on unallocated shares held by the ESOP are used by the ESOP to make debt service payments and to purchase additional shares if dividends exceed the debt service payments. Dividends on allocated shares are used by the ESOP to make debt service payments to the extent needed; otherwise, they are paid to the Plan participants. Shares are released for allocation to participants based on the ratio of the current year’s debt service to the sum of the principal and interest payments over the life of the loan. The shares are allocated to Plan participants in accordance with the terms of the Plan.

Compensation expense for allocated shares is recorded at the fair value of the shares on the date of allocation. ESOP shares that have not been released or committed to be released are not considered outstanding for purposes of computing basic and diluted earnings per share.

Compensation expense for ESOP shares allocated to plan participants was $102 million in 2011, $81 million in 2010 and $48 million in 2009. At December 31, 2011, 14.9 million shares out of a total 43.6 million shares held by the ESOP had been allocated to participants’ accounts; 1.1 million shares were released but unallocated; and 27.6 million shares, at a fair value of $793 million, were considered unearned.

Treasury Stock
The total number of treasury shares purchased by the Company, primarily shares received from employees and non-employee directors to pay taxes owed to the Company as a result of the exercise of stock options or the delivery of deferred stock, was 0.5 million in 2011, 0.5 million in 2010 and 0.5 million in 2009.

The Company issues shares for options exercised as well as for the release of deferred and restricted stock out of treasury stock or as new common stock shares. The number of treasury shares issued to employees and non-employee directors under the Company’s option and purchase programs was 5.6 million in 2011, 7.5 million in 2010 and 8.7 million in 2009.

Reserved Treasury Stock at December 31
Shares in millions	2011	2010	2009
Stock option and deferred stock plans	—	5.1	12.2

On May 11, 2009, the Company sold 36.7 million shares from treasury stock to the ESOP.

NOTE X – INCOME TAXES

Operating loss carryforwards amounted to $4,859 million at December 31, 2011 and $4,572 million at December 31, 2010. At December 31, 2011, $644 million of the operating loss carryforwards were subject to expiration in 2012 through 2016. The remaining operating loss carryforwards expire in years beyond 2016 or have an indefinite carryforward period. Tax credit carryforwards at December 31, 2011 amounted to $403 million ($479 million at December 31, 2010), net of uncertain tax positions, of which $5 million is subject to expiration in 2012 through 2016. The remaining tax credit carryforwards expire in years beyond 2016.

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $10,073 million at December 31, 2011, $9,798 million at December 31, 2010 and $8,707 million at December 31, 2009. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

The Company had valuation allowances that primarily related to the realization of recorded tax benefits on tax loss carryforwards from operations in the United States, Brazil and Asia Pacific of $1,152 million at December 31, 2011 and $682 million at December 31, 2010.

The tax rate for 2011 was negatively impacted by a $264 million valuation allowance recorded in the fourth quarter of 2011. The valuation allowance was recorded against the deferred tax assets of two Dow entities in Brazil. As a result of the global recession in 2008-2009, coupled with rapidly deteriorating isocyanate industry conditions and increasing local costs, these two entities were in a three-year cumulative pretax operating loss position at December 31, 2011. While the Company expects to realize the tax loss carryforwards generated by these operating losses based on several factors - including forecasted margin expansion resulting from improving economic conditions, higher industry growth rates in Brazil, improving Dow operating rates, and a restructuring of legal entities to maximize the use of existing tax loss carryforwards - Dow was unable to overcome the negative evidence of recent cumulative operating losses; and at December 31, 2011, the Company could not assert it was more likely than not that it will realize its deferred tax assets in the two Brazilian entities. Accordingly, the Company established the valuation allowance against the deferred tax assets of these companies in the fourth quarter of 2011. If in the future, as a result of the Company's plans and expectations, one or both of these entities generates sufficient profitability such that the evaluation of the recoverability of the deferred tax assets changes, the valuation allowance could be reversed in whole or in part in a future period.

The tax rate for 2011 was positively impacted by a high level of equity earnings as a percentage of total earnings, earnings in foreign locations taxed at rates less than the U.S. statutory rate, the sale of a contract manufacturing subsidiary and the reorganization of a joint venture. These factors, combined with the Brazil valuation allowance, resulted in an effective tax rate of 22.7 percent for 2011.

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

Domestic and Foreign Components of Income from Continuing Operations Before Income Taxes
In millions	2011	2010	2009
Domestic	$386	$(821)	$(290)
Foreign	3,215	3,623	759
Total	$3,601	$2,802	$469

Reconciliation to U.S. Statutory Rate
In millions	2011	2010	2009
Taxes at U.S. statutory rate	$1,260	$981	$164
Equity earnings effect	(459)	(272)	(266)
Foreign income taxed at rates other than 35% (1)	(242)	(262)	(121)
U.S. tax effect of foreign earnings and dividends	218	118	210
Goodwill impairment losses	—	—	3
Change in valuation allowances	367	(34)	9
Unrecognized tax benefits	35	(52)	21
Federal tax accrual adjustments	8	(13)	(119)
Sale of a contract manufacturing subsidiary (2)	(231)	—	—
Joint venture reorganization	(95)	—	—
Other – net	(44)	15	2
Total tax provision (credit)	$817	$481	$(97)
Effective tax rate	22.7%	17.2%	(20.7)%

(1)	Includes the tax provision for statutory taxable income in foreign jurisdictions for which there is no corresponding amount in “Income from Continuing Operations Before Income Taxes.”

(2)	The Company recognized a tax benefit of $231 million related to the sale of a contract manufacturing subsidiary, which was reduced by a $95 million valuation allowance.

Provision (Credit) for Income Taxes
	2011			2010			2009
In millions	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$36	$(244)	$(208)	$(576)	$445	$(131)	$65	$(538)	$(473)
State and local	12	(13)	(1)	(36)	(21)	(57)	27	(15)	12
Foreign	768	258	1,026	765	(96)	669	463	(99)	364
Total	$816	$1	$817	$153	$328	$481	$555	$(652)	$(97)

The provision for income taxes attributable to discontinued operations (domestic) was $65 million for 2009 (see Note E). The Company did not report discontinued operations in 2011 and 2010.

Deferred Tax Balances at December 31	2011		2010
In millions	Deferred Tax Assets (1)	Deferred Tax Liabilities	Deferred Tax Assets (1)	Deferred Tax Liabilities
Property	$102	$2,265	$629	$3,084
Tax loss and credit carryforwards	2,294	—	1,957	—
Postretirement benefit obligations	3,916	1,184	3,282	1,099
Other accruals and reserves	1,954	604	2,101	545
Intangibles	152	1,076	182	1,615
Inventory	229	289	149	277
Long-term debt	—	726	3	393
Investments	186	183	174	136
Other – net	1,185	729	986	342
Subtotal	$10,018	$7,056	$9,463	$7,491
Valuation allowances	(1,152)	—	(682)	—
Total	$8,866	$7,056	$8,781	$7,491

(1)	Included in current deferred tax assets are prepaid tax assets totaling $210 million in 2011 and $100 million in 2010.

Uncertain Tax Positions
At December 31, 2011, the total amount of unrecognized tax benefits was $339 million ($319 million at December 31, 2010), of which $319 million would impact the effective tax rate, if recognized ($297 million at December 31, 2010).

Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision (Credit) for income taxes,” and totaled $21 million in 2011, $6 million in 2010 and $10 million in 2009. The Company’s accrual for interest and penalties was $66 million at December 31, 2011 and $58 million at December 31, 2010.

Total Gross Unrecognized Tax Benefits
In millions	2011	2010	2009
Balance at January 1	$319	$650	$736
Increases related to positions taken on items from prior years	5	8	57
Decreases related to positions taken on items from prior years	(11)	(33)	(25)
Increases related to positions taken in the current year	70	24	71
Settlement of uncertain tax positions with tax authorities	(21)	(300)	(172)
Decreases due to expiration of statutes of limitations	(23)	(30)	(17)
Balance at December 31	$339	$319	$650

The Company is currently under examination in a number of tax jurisdictions. It is reasonably possible that these examinations may be resolved within twelve months. As a result, it is reasonably possible that the total gross unrecognized tax benefits of the Company at December 31, 2011 may be reduced in the next twelve months by approximately $45 million to $90 million as a result of these resolved examinations. The impact on the Company’s results of operations is not expected to be material.

Tax years that remain subject to examination for the Company’s major tax jurisdictions are shown below:

Tax Years Subject to Examination by Major Tax Jurisdiction at December 31
	Earliest Open Year
Jurisdiction	2011	2010
Argentina	2005	2004
Brazil	2007	2005
Canada	2008	2006
France	2009	2008
Germany	2002	2002
Italy	2005	2005
The Netherlands	2011	2009
Spain	2008	2004
Switzerland	2009	2008
United Kingdom	2008	2008
United States:
Federal income tax	2004	2004
State and local income tax	2004	1996

The reserve for non-income tax contingencies related to issues in the United States and foreign locations was $134 million at December 31, 2011 and $156 million at December 31, 2010. This is management’s best estimate of the potential liability for non-income tax contingencies. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems. It is the opinion of the Company’s management that the possibility is remote that costs in excess of those accrued will have a material impact on the Company’s consolidated financial statements.

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
Dow conducts its worldwide operations through global businesses, which are reported in six operating segments. The Company’s operating segments are Electronic and Functional Materials, Coatings and Infrastructure Solutions, Agricultural Sciences, Performance Materials, Performance Plastics, and Feedstocks and Energy. Corporate contains the reconciliation between the totals for the reportable segments and the Company’s totals and includes research and other expenses related to new business development activities, and other corporate items not allocated to the reportable operating segments.

The Company uses EBITDA (which Dow defines as earnings (i.e., "Net Income from Continuing Operations") before interest, income taxes, depreciation and amortization) as its measure of profit/loss for segment reporting purposes. EBITDA by operating segment includes all operating items relating to the businesses, except depreciation and amortization; items that principally apply to the Company as a whole are assigned to Corporate. See table toward the end of this footnote for depreciation and amortization by segment, as well as a reconciliation of EBITDA to “Income from Continuing Operations Before Income Taxes.”

The Corporate Profile included below describes the operating segments, and the types of products and services from which their revenues are derived.

Corporate Profile
Dow combines the power of science and technology to passionately innovate what is essential to human progress, connecting chemistry and innovation with the principles of sustainability to help address many of the world's most challenging problems such as the need for clean water, affordable housing, healthy foods and renewable energy. Dow's diversified portfolio delivers a broad range of technology-based products and solutions to customers in approximately 160 countries and in high growth sectors such as electronics, water, energy, coatings and agriculture. In 2011, Dow had annual sales of $60.0 billion and employed approximately 52,000 people worldwide. The Company's more than 5,000 products are manufactured at 197 sites in 36 countries across the globe. The following descriptions of the Company's six operating segments include a representative listing of products for each business.

ELECTRONIC AND FUNCTIONAL MATERIALS
Applications: chemical mechanical planarization • chemical processing aids and intermediates • electronic displays • food and pharmaceutical processing and ingredients • home and personal care ingredients • hygiene and infection control • photolithography • printed circuit boards • process and materials preservation • semiconductor packaging • electronic and industrial finishing

Dow Electronic Materials is a leading global supplier of materials for chemical mechanical planarization (CMP); materials used in the production of electronic displays, including brightness films, diffusers, metalorganic light emitting diode (LED) precursors and organic light emitting diode (OLED) materials; products and technologies that drive leading edge semiconductor design; materials used in the fabrication of printed circuit boards; and integrated metallization processes critical for interconnection, corrosion resistance, metal finishing and decorative applications. These enabling materials are found in applications such as consumer electronics, flat panel displays and telecommunications. Dow Electronic Materials includes Display Technologies, Growth Technologies, Interconnect Technologies and Semiconductor Technologies.

•
Products: ACuPLANE™ CMP slurries; AR™ antireflective coatings; AUROLECTROLESS™ immersion gold process; COPPER GLEAM™ acid copper plating products; CYCLOTENE™ advanced electronics resins; MICROFILL™ EVF Copper Via Fill; ENLIGHT™ products for photovoltaic manufacturers; EPIC™ immersion photoresists; INTERVIA™ photodielectrics for advanced packaging; OPTOGRADE™ metalorganic precursors; SOLDERON™ BP Tin Silver for lead-free wafer bumping; VISIONPAD™ CMP pads

Functional Materials is a portfolio of businesses characterized by a vast global footprint, a broad array of unique chemistries, multi-functional ingredients and technology capabilities, combined with key positions in the pharmaceuticals; food, home and personal care; and industrial specialty industries. These technology capabilities and market platforms enable the businesses to develop innovative solutions that address modern societal needs for clean water and air; material preservation; and improved health care, disease prevention, nutrition and wellness. Functional Materials includes Dow Home and Personal Care, Dow Microbial Control, Dow Wolff Cellulosics and Performance Additives.

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

COATINGS AND INFRASTRUCTURE SOLUTIONS
Applications: building and construction, insulation and weatherization, adhesives and sealants • cellulosic-based construction additives • construction materials (vinyl siding, vinyl windows, vinyl fencing) • solar shingles • flexible and rigid packaging • general mortars and concrete, cement modifiers and plasters, tile adhesives and grouts • house and traffic paints • metal coatings • pipeline coatings • transportation and corrosion protection • water purification

Dow Building and Construction is comprised of three global businesses - Dow Building Solutions, Dow Construction Chemicals and Dow Solar Solutions - that offer extensive lines of industry-leading insulation, housewrap, sealant and adhesive products and systems, as well as construction chemical solutions and building-integrated photovoltaics. Through its strong sales support, customer service and technical expertise, Dow Building Solutions provides meaningful solutions for improving the energy efficiency in homes and buildings today, while also addressing the industry's emerging needs and demands. Dow Construction Chemicals provides solutions for increased durability, greater water resistance and lower systems costs. As a leader in insulation solutions, the business' products help curb escalating utility bills, reduce a building's carbon footprint and provide a more comfortable indoor environment. Dow Solar Solutions is focused on developing the next generation of solar energy products to help solve global energy challenges.

•
Products: AQUASET™ acrylic thermosetting resins; CELLOSIZE™ hydroxyethyl cellulose; DOW™ latex powders; FROTH-PAK™ polyurethane spray foam; GREAT STUFF™ polyurethane foam sealant; INSTA-STIK™ roof insulation adhesive; METHOCEL™, WALOCEL™ and CELLOSIZE™ cellulose ethers; DOW POWERHOUSE™ solar shingle; RHOPLEX™ and PRIMAL™ acrylic polymer emulsions; STYROFOAM™ brand insulation products (including extruded polystyrene and polyisocyanurate rigid foam sheathing products); THERMAX™ insulation; TILE BOND™ roof tile adhesive; WEATHERMATE™ weather barrier solutions (housewraps, sill pans, flashings and tapes)

Dow Coating Materials is the world's largest supplier of raw materials for architectural paints and industrial coatings. The business manufactures and delivers solutions that leverage high quality, technologically advanced product offerings for architectural paint and coatings, as well as, industrial coatings applications, including packaging, pipelines, wood, automotive, marine, maintenance and protective industries. The business is also the leader in the conversion of solvent to water-based technologies, which enable customers to offer more environmentally friendly products, including low volatile organic compound (VOC) paints and other sustainable coatings.

•
Products: ACRYSOL™ Rheology Modifiers; AVANSE™, PRIMAL™, RHOPLEX™ and ROVACE™ Multi-functional Acrylic Binders; D.E.N.™ and D.E.R.™ Liquid and Epoxy Resins; DESIGNED DIFFUSION™ Technology for low-VOC wood and metal specialty coatings; DOWFAX™, ECOSURF™, TERGITOL™ and TRITON™ Surfactants; EVOQUE™ Pre-Composite Polymer Technology; ROPAQUE™ Opaque Polumers for advanced hiding; FASTRACK™ Binders for waterborne traffic paints; FORMASHIELD™ Formaldehyde-Abatement Technology; MAINCOTE™ Waterborne Acrylics; OUDRA™ for marine and protective coatings; PARALOID™ Solvent-borne Acrylics; ROPAQUE™ EZ Clean Technology for household stain resistance; TAMOL™ and OROTAN™ Dispersants; and VERSAIR™ Low VOC/Low Odor Technology

Dow Water and Process Solutions is a leading water purification and separation technology supplier, developing cost-effective technologies for water purification, desalination and separation solutions for specialty applications that make water safer, cleaner and more available; food better tasting; and pharmaceuticals more effective.

•
Products: ADSORBSIA™ titanium-based media; AMBERJET™, AMBERLITE™, AMBERLYST™ and DOWEX™ ion exchange resins; AMBERLYST™ and DOWEX™ catalysts; DOW™ electrodeionization; DOW™ ultrafiltration; DOWEX OPTIPORE™ polymeric adsorbent resins; FILMTEC™ reverse osmosis and nanofiltration membrane elements

The Performance Monomers business produces specialty monomer products that are sold externally as well as consumed internally as building blocks used in downstream polymer businesses. The business' products are used in several applications, including cleaning materials, personal care products, paints, coatings and inks.

•	Products: Acrylic acid/acrylic esters; ACUMER™, ACUSOL™, DURAMAX™, OPTIDOSE™, ROMAX™ and TAMOL™ dispersants; Methyl methacrylate

The Coatings and Infrastructure Solutions segment also includes a portion of the Company's share of the results of Dow Corning Corporation, a joint venture of the Company.

AGRICULTURAL SCIENCES
Applications: agricultural crop protection and pest management • seeds, traits (genes) and oils

Dow AgroSciences is a global leader in providing agricultural crop protection and plant biotechnology products, pest management solutions and healthy oils. The business invents, develops, manufactures and markets products for use in agriculture, industrial and commercial pest management, and food service.

•
Products: AGROMEN™ seeds; BRODBECK™ seeds; CLINCHER™ herbicide; DAIRYLAND SEED™; DELEGATE™ insecticide; DITHANE™ fungicide; FORTRESS™ fungicide; GARLON™ herbicide; GLYPHOMAX™ herbicide; GRAND VALLEY HYBRIDS; GRANITE™ herbicide; HERCULEX™ I, HERCULEX™ RW and HERCULEX™ XTRA insect protection; HYLAND SEEDS™; KEYSTONE™ herbicides; LAREDO™ fungicide; LONTREL™ herbicide; LORSBAN™ insecticides; MILESTONE™ herbicide; MUSTANG™ herbicide; MYCOGEN™ seeds; NEXERA™ canola and sunflower seeds; PFISTER SEEDS™; PHYTOGEN™ cottonseeds; PRAIRIE BRAND SEEDS™; PROFUME™ gas fumigant; REFUGE ADVANCED™ powered by SmartStax®; RENZE SEEDS™; SENTRICON™ termite colony elimination system; SIMPLICITY™ herbicide; STARANE™ herbicide; TELONE™ soil fumigant; TORDON™ herbicide; TRACER™ NATURALYTE™ insect control; TRIUMPH™ seed; VIKANE™ structural fumigant; WIDESTRIKE™ insect protection

The Agricultural Sciences segment also includes the results of the AgroFresh business, providing a portfolio of products used for maintaining the freshness of fruits, vegetables and flowers.

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

The Chlorinated Organics business is the world's largest supplier of chlorinated organic products and services for intermediates, which are used in the production of fluoropolymers, refrigerants, methyl cellulose, quaternary ammonium compounds and silicones; solvents, which are used as process agents in chemicals manufacturing, surface preparation, dry cleaning and pharmaceuticals; and closed-loop delivery systems, which are used to help manage risks associated with chlorinated solvents.

•	Products: Chloroform; Methyl chloride; Methylene chloride; Perchloroethylene; SAFECARE™ closed-loop delivery systems; Trichloroethylene; Vinylidene chloride

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

•
Products: ECHELON™ polyurethane prepolymer; ISONATE™ modified, pure and polymeric methylene diphenyl diisocyanate (MDI); PAPI™ polymeric MDI; Propylene glycol portfolio, including DOW PURAGUARD™ PG USP/EP, propylene glycol USP/EP, PG industrial grade, dipropylene glycol regular and LO+ grades, and tripropylene glycol regular and acrylate grades; Propylene oxide; VORALUX™, VORAMER™, VORANOL™, VORANOL™ VORACTIV™ and VORATEC™ polyether and copolymer polyols; VORANATE™ isocyanate; VORASURF™ surfactants

The Performance Materials segment also includes the results of Dow Haltermann, a provider of world-class contract manufacturing services to companies in the fine and specialty chemicals and polymers industries (the business was fully divested by December 31, 2011); and Dow Oil and Gas, providing products for use in exploration and production, refining and gas processing, transportation, and fuel and lubricant performance. The segment also includes a portion of the results of the SCG-Dow Group, joint ventures of the Company.

Divestitures:

•
On June 17, 2010, Dow sold Styron to an affiliate of Bain Capital Partners. Businesses and products sold within the Performance Materials segment included Emulsion Polymers (styrene-butadiene latex), supporting customers in paper and paperboard applications, as well as carpet and artificial turf backings; Synthetic Rubber; and certain products from Dow Automotive Systems; all of which were reported in the Performance Materials segment through the date of the divestiture (see Note E).

•	The Performance Materials segment also included a portion of the results of the OPTIMAL Group of Companies through the September 30, 2009 divestiture of this group of joint ventures (see Note E).

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

Dow Electrical and Telecommunications is a leading global provider of products, technology, solutions and expertise that set standards for reliability, longevity, efficiency, ease of installation and protection used by the power and telecommunications industries in the transmission, distribution and consumption of power, voice, video and data.

Dow Electrical and Telecommunications collaborates with cable manufacturers, OEMs, operators, utilities, municipalities, testing institutes and other organizations around the world to develop solutions that create value and that will sustain these industries for years to come.

•
Products: ENDURANCE™ family of semiconductive and insulation material for power cable insulation; ECOLIBRIUM™ bio-based plasticizers; SI-LINK™ moisture crosslinkable polyethylene-based wire and cable insulation compounds; UNIGARD™ flame retardant compound for specialty wire and cable applications

Dow Packaging and Converting is a portfolio of businesses that primarily manufacture sticking and bonding solutions and specialty films for a wide range of applications, including adhesive tapes and paper labels, flexible packaging, film substrates, industrial and consumer films and foams, leather, rigid packaging, and textile and imaging. These products are supported with market recognized best-in-class technical support and end-use application knowledge. Many of the businesses' water-borne technologies are well-positioned to support environmentally preferred applications.

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

•
Products: ASPUN™ fiber grade resins; ATTANE™ ultra low density polyethylene (ULDPE) resins; CONTINUUM™ bimodal polyethylene resins; DOW™ high density polyethylene (HDPE) resins; DOW™ low density polyethylene (LDPE) resins; DOWLEX™ polyethylene resins; ELITE™ enhanced polyethylene (EPE) resins; TUFLIN™ linear low density polyethylene (LLDPE) resins; UNIVAL™ HDPE resins

The Polypropylene business is a major global polypropylene supplier that provides a broad range of products and solutions tailored to customer needs by leveraging Dow's leading manufacturing and application technology, research and product development expertise, extensive market knowledge and strong customer relationships.

•
Products: DOW™ homopolymer polypropylene resins; DOW™ impact copolymer polypropylene resins; DOW™ random copolymer polypropylene resins; INSPIRE™ performance polymers; UNIPOL™ PP process technology; SHAC™ and SHAC™ ADT catalyst systems

The Performance Plastics segment also includes the results of the Plastics Licensing and Catalyst business. The segment also includes the results of Equipolymers (through the July 1, 2011 merger with MEGlobal; see Note H), Univation Technologies, LLC (which licenses the UNIPOL™ polyethylene process and sells related catalysts, including metallocene catalysts), as well as a portion of the results of EQUATE Petrochemical Company K.S.C., The Kuwait Olefins Company K.S.C. and the SCG‑Dow Group, all joint ventures of the Company.

Divestitures:

•
On June 17, 2010, Dow sold Styron to an affiliate of Bain Capital Partners. Businesses sold within the Performance Plastics segment included Styrenics (polystyrene, acrylonitrile butadiene styrene, styrene acrylonitrile and expandable polystyrene), a global leader in the production of polystyrene resins; Polycarbonate and Compounds and Blends; and the Company's 50-percent ownership interest in Americas Styrenics LLC, a nonconsolidated affiliate; all of which were reported in the Performance Plastics segment through the date of the divestiture (see Note E).

•
On July 27, 2011, the Company entered into a definitive agreement to sell its global Polypropylene business to Braskem SA; the transaction closed on September 30, 2011. The transaction did not include Dow's Polypropylene Licensing and Catalyst business. The Polypropylene business was reported in the Performance Plastics segment through the date of the divestiture (see Note E).

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

The Ethylene Oxide/Ethylene Glycol business is the world's largest producer of purified ethylene oxide, principally used in Dow's downstream performance derivatives. Dow is also a supplier of ethylene glycol to MEGlobal, a 50:50 joint venture and a world leader in the manufacture and marketing of merchant monoethylene glycol and diethylene glycol. Ethylene glycol is used in polyester fiber, polyethylene terephthalate (PET) for food and beverage container applications, polyester film, and aircraft and runway deicers.

•	Products: Ethylene oxide (EO); Ethylene glycol (EG)

The Hydrocarbons business encompasses the procurement of natural gas liquids and crude oil-based raw materials, as well as the supply of monomers for derivative businesses. The business regularly sells its by-products and buys and sells products in order to balance regional production capabilities and derivative requirements. The business also sells products to certain Dow joint ventures. Dow is the world leader in the production of olefins and aromatics.

•	Products: Benzene; Butadiene; Butylene; Cumene; Ethylene; Octene; Propylene; Styrene

The Feedstocks and Energy segment also includes the results of Compañía Mega S.A., MEGlobal and a portion of the results of EQUATE Petrochemical Company K.S.C., The Kuwait Olefins Company K.S.C. and the SCG-Dow Group, all joint ventures of the Company.

Divestitures:

•
On June 17, 2010, Dow sold Styron to an affiliate of Bain Capital Partners. Businesses and products sold within the Feedstocks and Energy segment included certain styrene monomer assets, which were reported in the Feedstocks and Energy segment through the date of the divestiture (see Note E).

•	The Feedstocks and Energy segment also included a portion of the results of the OPTIMAL Group of Companies through the September 30, 2009 divestiture of this group of joint ventures (see Note E).

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

Operating Segment Information	Electronic and Functional Materials	Coatings and Infra- structure Solutions	Ag Sciences	Perf Materials	Perf Plastics	Feedstocks and Energy	Corp	Total
In millions
2011
Sales to external customers	$4,599	$7,200	$5,655	$14,647	$16,257	$11,302	$325	$59,985
Intersegment revenues (1)	—	—	—	91	—	23	(114)	—
Equity in earnings of nonconsolidated affiliates	104	321	4	(31)	303	561	(39)	1,223
Acquisition and integration related expenses (2)	—	—	—	—	—	—	31	31
EBITDA (3)	1,084	1,167	913	1,748	3,440	940	(1,507)	7,785
Total assets	11,386	11,935	5,746	10,936	11,583	5,116	12,522	69,224
Investment in nonconsolidated affiliates	350	1,104	50	198	1,376	127	200	3,405
Depreciation and amortization	439	548	167	635	754	212	128	2,883
Capital expenditures	247	365	352	567	251	886	19	2,687
2010
Sales to external customers	$4,203	$6,596	$4,869	$13,957	$15,260	$8,457	$332	$53,674
Intersegment revenues (1)	—	9	—	97	2	37	(145)	—
Equity in earnings of nonconsolidated affiliates	106	343	2	16	254	407	(16)	1,112
Restructuring charges (4)	8	20	—	—	—	—	(2)	26
Acquisition and integration related expenses (2)	—	—	—	—	—	—	143	143
Asbestos-related credit (5)	—	—	—	—	—	—	(54)	(54)
EBITDA (3)	1,052	1,230	640	1,714	3,565	471	(1,472)	7,200
Total assets	11,642	12,447	5,528	11,376	12,634	5,412	10,549	69,588
Investment in nonconsolidated affiliates	357	1,099	42	167	1,602	97	89	3,453
Depreciation and amortization	448	638	147	627	760	216	126	2,962
Capital expenditures	221	239	245	621	202	602	—	2,130
2009
Sales to external customers	$3,074	$5,598	$4,522	$11,780	$12,862	$6,346	$693	$44,875
Intersegment revenues (1)	—	—	—	76	—	27	(103)	—
Equity in earnings of nonconsolidated affiliates	79	215	2	46	101	195	(8)	630
Goodwill impairment loss (6)	—	—	—	7	—	—	—	7
Restructuring charges (4)	48	262	(15)	2	1	140	251	689
IPR&D (7)	—	—	—	—	—	—	7	7
Acquisition and integration related expenses (2)	—	—	—	—	—	—	166	166
EBITDA (3)	654	604	573	1,568	2,120	477	(1,168)	4,828
Total assets	11,164	11,827	5,477	11,092	12,294	5,542	8,622	66,018
Investment in nonconsolidated affiliates	307	1,068	38	263	1,517	9	22	3,224
Depreciation and amortization	344	540	137	696	733	242	135	2,827
Capital expenditures	97	238	166	576	90	473	43	1,683

(1)
Includes revenues generated by transfers of product to Agricultural Sciences from other segments, generally at market-based prices. Other transfers of products between operating segments are generally valued at cost.

(2)	See Note D for information regarding acquisition and integration related expenses.

(3)	A reconciliation of EBITDA to “Income from Continuing Operations Before Income Taxes” is provided below.

(4)	See Note C for information regarding restructuring charges.

(5)	See Note N for information regarding the asbestos-related credit.

(6)	See Note I for information regarding the goodwill impairment loss.

(7)	See Note D for information regarding purchased in-process research and development.

Reconciliation of EBITDA to “Income from Continuing Operations Before Income Taxes” In millions	2011	2010	2009
EBITDA	$7,785	$7,200	$4,828
- Depreciation and amortization	2,883	2,962	2,827
+ Interest income	40	37	39
- Interest expense and amortization of debt discount	1,341	1,473	1,571
Income from Continuing Operations Before Income Taxes	$3,601	$2,802	$469
The Company operates 197 manufacturing sites in 36 countries. The United States is home to 60 of these sites, representing 50 percent of the Company’s long-lived assets. Sales are attributed to geographic areas based on customer location; long-lived assets are attributed to geographic areas based on asset location.

Geographic Area Information	United States	Europe, Middle East and Africa	Rest of World	Total
In millions
2011
Sales to external customers	$19,374	$20,840	$19,771	$59,985
Long-lived assets (1)	$8,651	$3,546	$5,102	$17,299
2010
Sales to external customers	$17,497	$18,464	$17,713	$53,674
Long-lived assets (1)	$8,393	$4,501	$4,774	$17,668
2009
Sales to external customers	$14,145	$16,010	$14,720	$44,875
Long-lived assets (1)	$9,212	$4,021	$4,908	$18,141

(1)	Long-lived assets in Germany represented 8 percent of the total at December 31, 2011, 9 percent of the total at December 31, 2010 and 11 percent of the total at December 31, 2009.

The Dow Chemical Company and Subsidiaries
Selected Quarterly Financial Data

In millions, except per share amounts (Unaudited)
2011	1st	2nd	3rd	4th	Year
Net sales	$14,733	$16,046	$15,109	$14,097	$59,985
Cost of sales	12,117	13,551	12,928	12,433	51,029
Gross margin	2,616	2,495	2,181	1,664	8,956
Acquisition and integration related expenses	31	—	—	—	31
Net income available for common stockholders	625	982	815	(20)	2,402
Earnings per common share - basic (1)	0.55	0.84	0.70	(0.02)	2.06
Earnings per common share - diluted	0.54	0.84	0.69	(0.02)	2.05
Common stock dividends declared per share of common stock	0.15	0.25	0.25	0.25	0.90
Market price range of common stock: (2)
High	39.00	42.23	37.30	29.56	42.23
Low	34.12	33.97	22.46	20.61	20.61

In millions, except per share amounts (Unaudited)
2010	1st	2nd	3rd	4th	Year
Net sales	$13,417	$13,618	$12,868	$13,771	$53,674
Cost of sales	11,541	11,580	10,841	11,818	45,780
Gross margin	1,876	2,038	2,027	1,953	7,894
Restructuring charges	16	13	—	(3)	26
Acquisition and integration related expenses	26	37	35	45	143
Asbestos-related credit	—	—	—	54	54
Net income available for common stockholders	466	566	512	426	1,970
Earnings per common share - basic	0.42	0.50	0.45	0.38	1.75
Earnings per common share - diluted (1)	0.41	0.50	0.45	0.37	1.72
Common stock dividends declared per share of common stock	0.15	0.15	0.15	0.15	0.60
Market price range of common stock: (2)
High	31.66	32.05	28.50	34.50	34.50
Low	25.57	23.40	22.42	27.38	22.42
See Notes to the Consolidated Financial Statements.

(1)	Due to an increase in the share count, the sum of the four quarters does not equal the earnings per share amount calculated for the year.

(2)	Composite price as reported by the New York Stock Exchange.

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

Changes in Internal Control Over Financial Reporting
Over a period of several years, the Company is implementing a new enterprise resource planning (“ERP”) system that will eventually deliver a new generation of information systems and work processes for all Dow businesses. During the fourth quarter of 2011, the Company completed the implementation of the ERP system for the businesses acquired from Rohm and Haas Company. For a discussion of the risks related to the ERP system see “Part I, Item 1A. Risk Factors,” included herein.
The Company has updated the internal control processes and procedures that have been affected by the ERP system implementation and believes that controls remain effective.
Other than as described above, there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, any system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.
Management assessed the effectiveness of the Company’s internal control over financial reporting and concluded that, as of December 31, 2011, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.
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

February 15, 2012

/s/ ANDREW N. LIVERIS	/s/ WILLIAM H. WEIDEMAN
Andrew N. Liveris	William H. Weideman
President, Chief Executive Officer and	Executive Vice President and
Chairman of the Board	Chief Financial Officer

/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Vice President and Controller

The Dow Chemical Company and Subsidiaries
PART II
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
The Dow Chemical Company:
We have audited the internal control over financial reporting of The Dow Chemical Company and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15(a)2 of the Company as of and for the year ended December 31, 2011 and our report dated February 15, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/S/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Midland, Michigan
February 15, 2012

The Dow Chemical Company and Subsidiaries
PART II
ITEM 9B. OTHER INFORMATION.
None.

The Dow Chemical Company and Subsidiaries
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information relating to Directors, certain executive officers and certain corporate governance matters (including identification of Audit Committee members and financial expert(s)) is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 10, 2012, and is incorporated herein by reference. See also the information regarding executive officers of the registrant set forth in Part I, Item 1. Business under the caption “Executive Officers of the Registrant” in reliance on General Instruction G to Form 10-K.

On July 10, 2003, the Board of Directors of the Company adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer, and is incorporated herein by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION.
Information relating to executive compensation and the Company’s equity compensation plans is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 10, 2012, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information with respect to beneficial ownership of Dow common stock by each Director and all Directors and executive officers of the Company as a group is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be on held May 10, 2012, and is incorporated herein by reference.

Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of Dow common stock is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be on held May 10, 2012, and is incorporated herein by reference.

Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 10, 2012, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Reportable relationships and related transactions, if any, as well as information relating to director independence are contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 10, 2012, and are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information with respect to fees and services related to the Company’s independent auditors, Deloitte & Touche LLP, and the disclosure of the Audit Committee’s pre-approval policies and procedures are contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 10, 2012, and are incorporated herein by reference.

The Dow Chemical Company and Subsidiaries
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	The Company’s 2011 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.

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

(3)
Exhibits – See the Exhibit Index on pages 162-169 for exhibits filed with this Annual Report on Form 10-K or incorporated by reference. The following exhibits are filed with this Annual Report on Form 10-K:

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

A copy of any exhibit can be obtained via the Internet through the Company’s Investor Relations webpage on www.dow.com, or the Company will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the Vice President and Controller of the Company at the address of the Company’s principal executive offices. The Company's website and its content are not deemed incorporated by reference into this report.

(c)	The consolidated financial statements of Dow Corning Corporation and Subsidiaries for the period ended December 31, 2011 are presented pursuant to Rule 3-09 of Regulation S-X.

	The Dow Chemical Company and Subsidiaries	Schedule II
Valuation and Qualifying Accounts
In millions	For the Years Ended December 31

COLUMN A	COLUMN B	COLUMN C	COLUMN D		COLUMN E
Description	Balance at Beginning of Year	Additions to Reserves	Deductions from Reserves		Balance at End of Year
2011
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$128	$18	$25	(1)	$121
Other investments and noncurrent receivables	$518	$88	$148		$458
Deferred tax assets	$682	$477	$7		$1,152

2010
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$160	$29	$61	(1)	$128
Other investments and noncurrent receivables	$552	$73	$107		$518
Deferred tax assets	$721	$100	$139		$682

2009
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$124	$59	$23	(1)	$160
Other investments and noncurrent receivables	$442	$162	$52		$552
Deferred tax assets	$487	$286	$52		$721

	2011	2010	2009
(1) Deductions represent:
Notes and accounts receivable written off	$18	$29	$21
Credits to profit and loss	3	1	1
Sale of trade accounts receivable (see Note O to the Consolidated Financial Statements)	—	27	—
Miscellaneous other	4	4	1
	$25	$61	$23

The Dow Chemical Company and Subsidiaries
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE DOW CHEMICAL COMPANY

By	/S/ R. C. EDMONDS
R. C. Edmonds, Vice President and Controller
Date	February 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/S/ A. A. ALLEMANG	By	/S/ A. N. LIVERIS
	A. A. Allemang, Director		A. N. Liveris, Director, President, Chief Executive Officer and Chairman of the Board
Date	February 9, 2012	Date	February 9, 2012

By	/S/ J. K. BARTON	By	/S/ P. POLMAN
	J. K. Barton, Director		P. Polman, Director
Date	February 9, 2012	Date	February 9, 2012

By	/S/ J. A. BELL	By	/S/ D. H. REILLEY
	J. A. Bell, Director		D. H. Reilley, Director
Date	February 9, 2012	Date	February 9, 2012

By	/S/ R. C. EDMONDS	By	/S/ J. M. RINGLER
	R. C. Edmonds, Vice President and Controller		J. M. Ringler, Director
Date	February 9, 2012	Date	February 9, 2012

By	/S/ J. M. FETTIG	By	/S/ R. G. SHAW
	J. M. Fettig, Lead Director		R. G. Shaw, Director
Date	February 9, 2012	Date	February 9, 2012

By	/S/ B. H. FRANKLIN	By	/S/ P. G. STERN
	B. H. Franklin, Director		P. G. Stern, Director
Date	February 9, 2012	Date	February 9, 2012

By	/S/ J. B. HESS	By	/S/ W. H. WEIDEMAN
	J. B. Hess, Director		W. H. Weideman, Executive Vice President and Chief Financial Officer
Date	February 9, 2012	Date	February 9, 2012

The Dow Chemical Company and Subsidiaries
Trademark Listing

The following trademarks or service marks of The Dow Chemical Company and certain affiliated companies of Dow appear in this report: ACRYSOL, ACUDYNE, ACULYN, ACUMER, ACuPLANE, ACRYLIGARD, ACUSOL, ADCOTE, ADSORBSIA, ADVALUBE, ADVAPAK, ADVASTAB, AERIFY, AFFINITY, AIRSTONE, AMBERCHROM, AMBERJET, AMBERLITE, AMBERLYST, AMPLIFY, ANGUS, AR, ASC METATIN, ASPUN, ATTANE, AQUA-LAM, AQUASET, AQUCAR, AUROLECTROLESS, AUTOMATE, AVANSE, BETAFOAM, BETAFORCE, BETAMATE, BETASEAL, BETATECH, BIOBAN, CARBITOL, CARBOWAX, CARBOWAX SENTRY, CELLOSIZE, CELLOSOLVE, CLEAR+STABLE, COMPAXX, CONTINUUM, COPPER GLEAM, CYCLOTENE, D.E.H., D.E.N., D.E.R., DESIGNED DIFFUSION, DIPRANE, DOW, DOW SYMBIO, DOWANOL, DOWEX, DOWEX OPTIPORE, DOWFAX, DOWFROST, DOWLEX, DOWTHERM, DUOLITE, DURAGREEN, DURAMAX, DURAMOULD, DURAPLUS, DURELAST, ECHELON, ECOLIBRIUM, ECOSMOOTH, ECOSOFT, ECOSURF, ENDURANCE, ENFORCER, ENGAGE, ENHANCER, ENLIGHT, ELITE, EPIC, ETHOCEL, EVOQUE, FASTRACK, FILMTEC, FORMASHIELD, FORTEGRA, FROTH-PAK, GLUTEX, GREAT STUFF, HYPERKOTE, HYPERLAST, HYPOL, IMPAXX, INFUSE, INSITE, INSPIRE, INSTA-STIK, INTEGRAL, INTERVIA, ISONATE, KATHON, KLARIX, MAINCOTE, METHOCEL, MICROFILL, MOR-FREE, NEOLONE, NORDEL, NYLOPAK, OPTICITE, OPTIDOSE, OPTOGRADE, OPULYN, OROTAN, OUDRA, PAPI, PARALOID, POLYOX, POWERHOUSE, PRIMACOR, PRIMAL, PRIMENE, PROCITE, PROGLYDE, PROLOGIC, PURAGUARD, RHOPLEX, ROBOND, ROMAX, ROPAQUE, ROVACE, SAFECARE, SARAN, SARANEX, SATISFIT, SEALUTION, SERFENE, SHAC, SI-LINK, SILVADUR, SOFTCAT, SOLDERON, SOLTERRA, SOLTEX, SPECFLEX, STYROFOAM, SUNSPHERES, SURECEL, SYNALOX, TAMOL, TERGITOL, THERMAX, TILE BOND, TRAFFIDECK, TRENCHCOAT, TRITON, TRYCITE, TUFLIN, TYBRITE, TYMOR, TYRIN, UCAR, UCARE, UCARHIDE, UCON, UNIGARD, UNIPOL, UNIVAL, VENPURE, VERDISEAL, VERSAIR, VERSENE, VERSIFY, VINYZENE, VISIONPAD, VORACOR, VORACTIV, VORAFORCE, VORALUX, VORAMER, VORANATE, VORANOL, VORASURF, VORATEC, VORATHERM, VORATRON, WALOCEL, WALSRODER, WEATHERMATE

The following trademarks or service marks of Dow AgroSciences LLC and certain affiliated companies of Dow AgroSciences LLC appear in this report: BRODBECK, CLINCHER, DAIRYLAND SEED, DELEGATE, DITHANE, FORTRESS, GARLON, GLYPHOMAX, GRANITE, HERCULEX, HYLAND SEEDS, KEYSTONE, LAREDO, LONTREL, LORSBAN, MILESTONE, MUSTANG, MYCOGEN, NATURALYTE, NEXERA, PFISTER SEEDS, PHYTOGEN, PRAIRIE BRAND SEEDS, PROFUME, REFUGE ADVANCED, RENZE SEEDS, SENTRICON, SIMPLICITY, STARANE, TELONE, TORDON, TRACER, TRIUMPH, VIKANE, WIDESTRIKE

The following trademark of Agromen Sementes Agricolas Ltda appears in this report: AGROMEN

The following registered service mark of American Chemistry Council appears in this report: Responsible Care

The following trademark of Antaria Limited appears in this report: ZinClear

The following registered trademark of Monsanto Technology LLC appears in this report: SmartStax. SmartStax multi-event technology developed by Dow AgroSciences and Monsanto

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

2(d)(i)
Amendment No. 1, dated as of October 1, 2009, to the Stock Purchase Agreement, dated as of April 1, 2009, between Rohm and Haas Company and K+S Aktiengesellschaft, incorporated by reference to Exhibit 2(d)(i) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

2(e)
Shareholders' Agreement, dated as of October 8, 2011, between Dow Saudi Arabia Holding B.V. and Performance Chemicals Holding Company, incorporated by reference to Exhibit 99.1 to The Dow Chemical Company Current Report on Form 8-K filed on February 14, 2012.

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

The Dow Chemical Company and Subsidiaries
Exhibit Index

EXHIBIT NO.	DESCRIPTION

4(a)
Indenture, dated May 1, 2008, between The Dow Chemical Company and The Bank of New York Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to The Dow Chemical Company's Registration Statement on Form S-3, File No. 333-140859.

10(a)
The Dow Chemical Company Executives' Supplemental Retirement Plan, as amended, restated and effective as of April 14, 2010, incorporated by reference to Exhibit 10.1 to The Dow Chemical Company Current Report on Form 8-K filed on May 3, 2010.

10(a)(i)
An Amendment to The Dow Chemical Company Executives' Supplemental Retirement Plan, effective as of April 14, 2010, incorporated by reference to Exhibit 10.4 to The Dow Chemical Company Current Report on Form 8-K filed on May 3, 2010.

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

10(g)
Employment Offer Letter for Joe Harlan, President, Performance Materials and Executive Vice President of The Dow Chemical Company, incorporated by reference to Exhibit 10.3 to The Dow Chemical Company Current Report on Form 8-K filed on February 14, 2012.

The Dow Chemical Company and Subsidiaries
Exhibit Index

EXHIBIT NO.	DESCRIPTION

10(h)
The Dow Chemical Company 1994 Executive Performance Plan, as amended and restated on December 10, 2008, effective as of January 1, 2009, incorporated by reference to Exhibit 10(h) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2008.

10(i)
The Dow Chemical Company 1994 Non-Employee Directors' Stock Plan, incorporated by reference to Exhibit 10(i) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10(j)	Intentionally left blank.

10(k)
A written description of the 1998 Non-Employee Directors' Stock Incentive Plan, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company held on May 14, 1998.

10(l)
A written description of compensation for Directors of The Dow Chemical Company, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 10, 2012.

10(m)
A written description of the manner in which compensation is set for the Executive Officers of The Dow Chemical Company, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 10, 2012.

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

10(o)
The template used for The Dow Chemical Company Key Employee Insurance Program (“KEIP”), which provides benefits using insurance policies that replace benefits otherwise payable under The Dow Chemical Company Executives' Supplemental Retirement Plan and Company-Paid Life Insurance Plan, incorporated by reference to Exhibit 10(o) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2002. KEIP is a component of the annual pension benefits listed in and incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 10, 2012.

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

The Dow Chemical Company and Subsidiaries
Exhibit Index

EXHIBIT NO.	DESCRIPTION

10(r)
The Rohm and Haas Company Non-Qualified Savings Plan (for deferrals made after January 1, 2005), amended and restated effective as of January 1, 2010, incorporated by reference to Exhibit 10.3 to The Dow Chemical Company Current Report on Form 8-K filed on February 18, 2010.

10(s)
The Summary Plan Description for The Dow Chemical Company Company-Paid Life Insurance Plan, Employee-Paid Life Insurance Plan, and Dependent Life Insurance Plan, amended and restated on December 28, 2011, effective as of January 1, 2012, incorporated by reference to Exhibit 10.1 to The Dow Chemical Company Current Report on Form 8-K filed on February 14, 2012.

10(t)
The Summary Plan Description for The Dow Chemical Company Retiree Company-Paid Life Insurance Plan, Retiree Optional Life Insurance Plan, and Retiree Dependent Life Insurance Plan, amended and restated on December 28, 2011, effective as of January 1, 2012, incorporated by reference to Exhibit 10.2 to The Dow Chemical Company Current Report on Form 8-K filed on February 14, 2012.

10(u)
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

The Dow Chemical Company and Subsidiaries
Exhibit Index

EXHIBIT NO.	DESCRIPTION

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

10(mm)(i)
First Amendment to the Term Loan Agreement, dated as of March 4, 2009, among The Dow Chemical Company, the lenders party to the Term Loan Agreement dated as of September 8, 2008, Citibank, N.A., as administrative agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as co‑syndication agents, incorporated by reference to Exhibit 10.1 to The Dow Chemical Company Current Report on Form 8-K filed on March 6, 2009.

10(nn)
Investment Agreement, dated as of October 27, 2008, between The Dow Chemical Company and Berkshire Hathaway Inc., incorporated by reference to Exhibit 10.1 to The Dow Chemical Company Current Report on Form 8-K filed on October 27, 2008.

The Dow Chemical Company and Subsidiaries
Exhibit Index

EXHIBIT NO.	DESCRIPTION

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

10(vv)
Stock Purchase Agreement, dated May 11, 2009, between The Dow Chemical Company and Fidelity Management Trust Services, as trustee of a trust established under The Dow Chemical Company Employees' Savings Plan, incorporated by reference to Exhibit 1.1 to The Dow Chemical Company Current Report on Form 8-K filed on May 14, 2009.

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

The Dow Chemical Company and Subsidiaries
Exhibit Index

EXHIBIT NO.	DESCRIPTION

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

99.3	Guarantee relating to the 5.60% Notes of Rohm and Haas Company, incorporated by reference to Exhibit 99.4 to The Dow Chemical Company Current Report on Form 8-K filed on April 1, 2009.

99.4	Guarantee relating to the 6.00% Notes of Rohm and Haas Company, incorporated by reference to Exhibit 99.5 to The Dow Chemical Company Current Report on Form 8-K filed on April 1, 2009.

99.5	Guarantee relating to the 9.80% Debentures of Rohm and Haas Company, incorporated by reference to Exhibit 99.6 to The Dow Chemical Company Current Report on Form 8-K filed on April 1, 2009.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

The Dow Chemical Company and Subsidiaries
Exhibit Index

EXHIBIT NO.	DESCRIPTION

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

DOW CORNING CORPORATION
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
For the period ended December 31, 2011

DOW CORNING CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	172

Consolidated Statements of Income
for the years ended December 31, 2011, 2010 and 2009	173

Consolidated Statements of Comprehensive Income
for the years ended December 31, 2011, 2010 and 2009	174

Consolidated Balance Sheets at December 31, 2011 and 2010	175

Consolidated Statements of Cash Flows
for the years ended December 31, 2011, 2010 and 2009	177

Consolidated Statements of Equity
for the years ended December 31, 2011, 2010 and 2009	178

Notes to Consolidated Financial Statements	179

Report of Independent Registered Public Accounting Firm

To the Stockholders and
Board of Directors of
Dow Corning Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, cash flows and equity present fairly, in all material respects, the financial position of Dow Corning Corporation and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
February 6, 2012

DOW CORNING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions of U.S. dollars, except for per share amounts)

	Years Ended December 31,
	2011	2010	2009

Net Sales	$6,426.7	$5,997.3	$5,092.5

Operating Costs and Expenses
Cost of sales	4,437.7	3,862.7	3,332.1
Marketing and administrative expenses	689.3	699.7	580.3
Gain on long-term sales agreements	(428.2)	—	—
Restructuring expenses, net	—	(4.7)	101.6
Total operating costs and expenses	4,698.8	4,557.7	4,014.0

Operating Income	1,727.9	1,439.6	1,078.5

Interest income	12.1	12.7	17.4
Interest expense	(34.8)	—	—
Other nonoperating expenses, net	(61.7)	(35.6)	(10.8)

Income before Income Taxes	1,643.5	1,416.7	1,085.1

Income tax provision	560.7	338.9	331.1

Net Income	1,082.8	1,077.8	754.0

Less: Noncontrolling interests' share in net income	276.6	211.8	155.9

Net Income Attributable to Dow Corning Corporation	$806.2	$866.0	$598.1

Weighted-Average Common Shares Outstanding	2.5	2.5	2.5
(basic and diluted)

Net Income per Share (basic and diluted)	$322.48	$346.40	$239.24

Dividends Declared per Common Share	$248.00	$177.60	$177.60

(See Notes to the Consolidated Financial Statements)

DOW CORNING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions of U.S. dollars)

	Years Ended December 31,
	2011	2010	2009

Net Income	$1,082.8	$1,077.8	$754.0

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	19.9	28.5	9.1
Unrealized net gain (loss) on securities:
Unrealized holding gain (loss) arising during the period	(8.1)	(32.8)	96.0
Less: reclassificaton adjustment for loss included in income	26.9	16.1	—
Net gain (loss) on cash flow hedges:
Loss arising during the period	(9.4)	(8.8)	(7.5)
Less: reclassification adjustment for loss included in income	6.3	15.4	23.5
Defined benefit plan adjustments
Loss arising during the period	(457.1)	(120.7)	(22.4)
Less: amortization of pension adjustments included in net income	57.7	45.9	37.9
Other comprehensive income (loss), before tax:	(363.8)	(56.4)	136.6
Income tax (expense) benefit related to items of OCI[1]	137.4	30.7	(8.9)
Other comprehensive income (loss), net of tax:	(226.4)	(25.7)	127.7

Comprehensive Income	856.4	1,052.1	881.7

Less: Noncontrolling interests' share in comprehensive income	(291.5)	(223.9)	(179.5)

Comprehensive Income Attributable to Dow Corning Corporation	$564.9	$828.2	$702.2

(See Notes to the Consolidated Financial Statements)

1Other Comprehensive Income/(Loss) ("OCI")

DOW CORNING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars)

ASSETS
	December 31, 2011	December 31, 2010
Current Assets
Cash and cash equivalents	$2,066.1	$2,360.0
Marketable securities	113.9	0.3
Accounts receivable (net of allowance for doubtful
accounts of $9.8 in 2011 and $8.5 in 2010)	683.3	784.5
Notes and other receivables	709.0	282.5
Inventories	1,053.3	923.0
Deferred income taxes	135.6	166.7
Other current assets	111.8	107.6
Total current assets	4,873.0	4,624.6

Property, Plant and Equipment	12,003.9	10,447.0
Less - Accumulated Depreciation	(4,623.6)	(4,326.3)
Net property, plant and equipment	7,380.3	6,120.7

Other Assets
Marketable securities	69.9	544.0
Deferred income taxes	529.4	642.7
Intangible assets (net of accumulated amortization
of $64.4 in 2011 and $52.4 in 2010)	92.1	98.8
Goodwill	68.1	70.0
Other noncurrent assets	558.4	547.6
Total other assets	1,317.9	1,903.1
Total Assets	$13,571.2	$12,648.4

(See Notes to the Consolidated Financial Statements)

DOW CORNING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars)

LIABILITIES AND EQUITY
	December 31, 2011	December 31, 2010
Current Liabilities
Short-term borrowings and current maturities of
long-term debt	$330.9	$842.1
Trade accounts payable	738.0	668.4
Accrued payrolls and employee benefits	170.4	209.0
Accrued taxes	214.7	91.2
Accrued interest	94.4	82.5
Current deferred revenue	336.5	266.0
Other current liabilities	138.0	128.6
Total current liabilities	2,022.9	2,287.8

Other Liabilities
Long-term debt	1,439.9	866.8
Implant reserve	1,595.2	1,566.8
Employee benefits	1,493.2	1,129.2
Deferred revenue	3,296.2	3,130.7
Other noncurrent liabilities	138.9	169.3
Total other liabilities	7,963.4	6,862.8

Equity
Stockholders' equity
Common stock ($5.00 par value - 2,500,000 shares
authorized, issued and outstanding)	12.5	12.5
Retained earnings	3,522.6	3,336.4
Accumulated other comprehensive loss	(717.3)	(476.0)
Dow Corning Corporation's stockholders' equity	2,817.8	2,872.9
Noncontrolling interest in consolidated subsidiaries	767.1	624.9
Total equity	3,584.9	3,497.8

Total Liabilities and Equity	$13,571.2	$12,648.4

(See Notes to the Consolidated Financial Statements)

DOW CORNING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in millions of U.S. dollars)

	Years Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities
Net income	$1,082.8	$1,077.8	$754.0
Depreciation and amortization	367.3	301.3	198.9
Gain on long-term sales agreements	(428.2)	—	—
Changes in deferred revenue, net	465.9	863.3	876.7
Tax-related bond deposits	—	(145.0)	—
Changes in deferred taxes, net	283.8	151.9	82.7
Changes in restructuring accrual	—	(20.9)	20.9
Other, net	19.8	(38.6)	(46.1)
Changes in operating assets and liabilities
Changes in accounts and notes receivable	(123.1)	(170.1)	(73.5)
Changes in accounts payable	50.9	85.8	61.7
Changes in inventory	(122.4)	(214.1)	232.8
Changes in other operating assets and liabilities	60.1	(5.7)	(1.5)
Cash flows related to reorganization, net	1.8	(7.9)	(5.5)
Cash provided by operating activities	1,658.7	1,877.8	2,101.1

Cash Flows from Investing Activities
Capital expenditures	(1,539.5)	(1,340.3)	(1,465.1)
Acquisition of business interests	—	(40.3)	(158.6)
Proceeds from sales, maturities, and redemptions of securities	353.3	498.5	135.4
Purchases of securities	—	(0.5)	(1.6)
Other, net	(4.2)	(0.6)	(51.8)
Cash used in investing activities	(1,190.4)	(883.2)	(1,541.7)

Cash Flows from Financing Activities
Increase in long-term debt	700.0	194.6	681.4
Payments of long-term debt	(71.9)	(3.1)	(26.7)
Change in short-term borrowings	(615.4)	58.3	(213.2)
Distributions to shareholders of noncontrolling interests	(173.3)	(156.8)	(177.1)
Cash received from noncontrolling shareholders	24.0	—	46.5
Dividends paid to stockholders	(620.0)	(444.0)	(444.0)
Cash used in financing activities	(756.6)	(351.0)	(133.1)

Effect of Exchange Rate Changes on Cash	(5.6)	0.3	8.1

Changes in Cash and Cash Equivalents
Net increase/(decrease) in cash and cash equivalents	(293.9)	643.9	434.4
Cash and cash equivalents at beginning of period	2,360.0	1,716.1	1,281.7

Cash and cash equivalents at end of period	$2,066.1	$2,360.0	$1,716.1

(See Notes to the Consolidated Financial Statements)

DOW CORNING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions of U.S. dollars)

			Dow Corning Corporation Stockholders' Equity
		Noncontrolling	Total Stockholders'	Retained		Common
	Total	Interest	Equity	Earnings	AOCI[1]	Stock

Balance at December 31, 2008	$2,739.4	$508.9	$2,230.5	$2,760.3	$(542.3)	$12.5
Net Income	754.0	155.9	598.1	598.1
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	9.1	(0.5)	9.6		9.6
Unrealized net gain on available for sale securities	96.0	24.5	71.5		71.5
Net gain on cash flow hedges	11.0	—	11.0		11.0
Pension and other postretirement benefit adjustments	11.6	(0.4)	12.0		12.0
Total comprehensive income	881.7	179.5	702.2
Cash received from noncontrolling shareholders	46.5	46.5
Dividends declared on common stock	(621.1)	(177.1)	(444.0)	(444.0)
Balance at December 31, 2009	$3,046.5	$557.8	$2,488.7	$2,914.4	$(438.2)	$12.5

Net Income	1,077.8	211.8	866.0	866.0
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	28.5	15.9	12.6		12.6
Unrealized net loss on available for sale securities	(16.7)	(4.4)	(12.3)		(12.3)
Net gain on cash flow hedges	4.2	—	4.2		4.2
Pension and other postretirement benefit adjustments	(41.7)	0.6	(42.3)		(42.3)
Total comprehensive income	1,052.1	223.9	828.2
Dividends declared on common stock	(600.8)	(156.8)	(444.0)	(444.0)
Balance at December 31, 2010	$3,497.8	$624.9	$2,872.9	$3,336.4	$(476.0)	$12.5

Net Income	1,082.8	276.6	806.2	806.2
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	19.9	9.2	10.7		10.7
Unrealized net gain on available for sale securities	18.8	6.4	12.4		12.4
Net loss on cash flow hedges	(2.0)	—	(2.0)		(2.0)
Pension and other postretirement benefit adjustments	(263.1)	(0.7)	(262.4)		(262.4)
Total comprehensive income	856.4	291.5	564.9
Cash received from noncontrolling shareholders	24.0	24.0
Dividends declared on common stock	(793.3)	(173.3)	(620.0)	(620.0)
Balance at December 31, 2011	$3,584.9	$767.1	$2,817.8	$3,522.6	$(717.3)	$12.5

(See Notes to the Consolidated Financial Statements)

1Accumulated Other Comprehensive Income/(Loss) ("AOCI")

DOW CORNING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note		Page
1	BUSINESS AND BASIS OF PRESENTATION	180
2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES	180
3	ADVANCED ENERGY MANUFACTURING TAX CREDITS	186
4	RESTRUCTURING	186
5	ACQUISITIONS OF BUSINESS INTERESTS	186
6	INVESTMENTS	187
7	INVENTORIES	190
8	INCOME TAXES	190
9	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES	193
10	VARIABLE INTEREST ENTITIES	195
11	PROPERTY, PLANT AND EQUIPMENT	195
12	GOODWILL AND OTHER INTANGIBLE ASSETS	196
13	NOTES PAYABLE, CREDIT FACILITIES AND GUARANTEES	196
14	DEFERRED REVENUE	198
15	PENSION AND OTHER POSTRETIREMENT BENEFITS	199
16	COMMITMENTS AND CONTINGENCIES	206
17	RELATED PARTY TRANSACTIONS	210

DOW CORNING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except where noted)

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

Dow Corning Corporation (“Dow Corning”) was incorporated in 1943 and is equally owned by Corning Incorporated (“Corning”) and The Dow Chemical Company (“Dow Chemical”). Its main purpose is to develop and produce polymers and other materials based on silicon chemistry. Dow Corning operates in various countries around the world through numerous wholly owned or majority owned subsidiary corporations (hereinafter, the consolidated operations of Dow Corning and its subsidiaries may be referred to as the “Company”).

Dow Corning built its business based on silicon chemistry. Silicon is one of the most abundant elements in the world. Most of Dow Corning's products are based on polymers known as silicones, which have a silicon-oxygen-silicon backbone. Through various chemical processes, Dow Corning manufactures silicones that have an extremely wide variety of characteristics, in forms ranging from fluids, gels, greases and elastomeric materials to resins and other rigid materials. Silicones combine the temperature and chemical resistance of glass with the versatility of plastics. Regardless of form or application, silicones generally possess such qualities as electrical resistance, resistance to extreme temperatures, resistance to deterioration from aging, water repellency, lubricating characteristics, relative chemical and physiological inertness and resistance to ultraviolet radiation.

The Company engages primarily in the discovery, development, manufacturing, marketing and distribution of silicon-based materials and offers related services. Since its inception, Dow Corning has been engaged in a continuous program of basic and applied research on silicon-based materials to develop new products and processes, to improve and refine existing products and processes and to develop new applications for existing products. The Company manufactures over 7,000 products and serves approximately 25,000 customers worldwide, with no single customer accounting for more than five percent of the Company's sales in any of the past three years. Dow Corning's silicon-based materials are used in a broad range of products and applications across multiple sectors such as electronics, automotive, construction, textiles and healthcare. The Company, through its Hemlock Semiconductor joint ventures, is a provider of polycrystalline silicon and other silicon-based products used in semiconductor and solar applications. Principal United States manufacturing plants are located in Kentucky and Michigan. Principal foreign manufacturing plants are located in Belgium, Brazil, China, France, Germany, Japan, South Korea and the United Kingdom. The Company operates research and development facilities and/or technical service centers in the United States, Belgium, Brazil, China, Germany, Japan, South Korea, Taiwan and the United Kingdom.

The consolidated financial statements include the accounts of the Company and its subsidiaries. Management has evaluated subsequent events through February 6, 2012, the date the financial statements were available to be issued. Certain prior period items have been reclassified to conform to the current presentation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Dow Corning and all of its wholly owned and majority owned domestic and foreign subsidiaries. The Company's interests in 20% to 50% owned subsidiaries are carried on the equity basis and are included in “Other noncurrent assets” in the consolidated balance sheets. Intercompany transactions and balances have been eliminated in consolidation. The Company's policy is to include the accounts of entities in which the Company holds a controlling interest based on exposure to economic risks and potential rewards (variable interests), and for which it is the primary beneficiary, in the Company's consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reporting period and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates.

Fair Value Measurements

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Level 1 inputs are unadjusted, quoted prices for identical assets or liabilities in active markets. Level 2 inputs are quoted prices, not included in Level 1, that are either directly or indirectly observable, including quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets. Level 3 inputs are unobservable inputs and include the Company's assumptions that may be used by market participants.

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

The Company capitalizes the costs of internal-use software and includes the costs in “Property, plant and equipment.” The amounts capitalized and subsequently amortized do not have a material impact on the Company's consolidated financial position or results of operations.

Expenditures for maintenance and repairs are charged against income as incurred. Expenditures that significantly increase asset value, extend useful asset lives or adapt property to a new or different use are capitalized.

The Company capitalizes interest as a component of the cost of capital assets constructed for its own use. The Company includes interest expense incurred on all liabilities, including interest related to commercial creditor obligations, in the amount of interest expense subject to capitalization. See Note 16 for additional details on interest payable to the Company's commercial creditors.

The Company accounts for asset retirement obligations by recording an asset and related liability for the costs associated with the retirement of long-lived tangible assets when a legal liability to retire the assets exists. These obligations may result from acquisition, construction, or the normal operation of a long-lived asset. The Company records asset retirement obligations at fair value in the period in which they are incurred. The Company's asset retirement obligations do not have a material impact on the Company's consolidated financial position or results of operations.

In addition, the Company has identified conditional asset retirement obligations, such as for the removal of asbestos and records such obligations when there are plans in place to undertake major renovations or plans to exit a facility. Due to the nature of the Company's operations, the Company believes that there is an indeterminate settlement date for the existing conditional asset retirement obligations as the range of time over which the Company may settle the obligation is unknown or cannot be estimated. Therefore, the Company cannot reasonably estimate the fair value of the liability.

Marketable Securities

The Company accounts for investments in debt and equity securities at fair value for trading or available for sale securities. The amortized cost method is used to account for investments in debt securities that the Company has the positive intent and ability to hold to maturity. Investments in debt and equity securities are included in “Marketable securities” in the current and noncurrent sections of the consolidated balance sheets. All such investments are considered to be available for sale. The Company regularly evaluates whether it intends to sell, or if it is more likely that not it will be forced to sell its available for sale securities to determine if an other-than-temporary impairment loss has occurred. In addition, the Company regularly evaluates available evidence to determine whether or not it will be able to recover the cost of these securities. If the Company is unable to recover the cost of the securities, an other-than-temporary impairment has occurred and credit losses are charged to income in the period incurred. Temporary declines in the fair value of investments are included in “Accumulated other comprehensive loss.” For the purpose of computing realized gain or loss on the disposition of investments, the specific identification method is used. The Company's policy is to purchase investment grade securities.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, investments, derivative financial instruments and trade receivables. The Company's policies limit the amount of credit exposure to any single counterparty for cash and investments. The Company uses major financial institutions with high credit ratings to engage in transactions involving investments and derivative instruments. The Company minimizes credit risk in its receivables from customers through its sale of products to a wide variety of customers and markets in locations throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, and historically such losses have been within expectations.

Intangibles

Intangible assets of the Company include goodwill, patents and licenses and other assets acquired by the Company that are separable and measurable apart from goodwill. Goodwill, representing the excess of cost over the fair value of net assets of businesses acquired, is tested at least annually for impairment. The Company completed its annual test for impairment of goodwill during the three month period ended September 30, 2011. Other intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.

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

Cost of Sales

Cost of sales includes material, labor and overhead costs associated with the manufacture and shipment of the Company's products, as well as research and development costs. Shipping costs are primarily comprised of payments to third party shippers. Research and development costs are primarily comprised of labor costs, outside services and depreciation. Research and development costs were $259.4, $251.8 and $216.6 for the years ended December 31, 2011, 2010 and 2009, respectively.

Income Taxes

The income tax provision includes federal, state and foreign income taxes that are both currently payable and deferred. The Company records deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company records a valuation allowance on deferred tax assets when it is more likely than not the expected future tax benefits will not be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. Further, the Company recognizes the financial statement effects of uncertain tax liabilities stemming from uncertain tax positions when it is more likely than not that those positions will not be sustained upon examination.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties were not material to the Company's consolidated financial position and results of operations.

Currency Translation

The value of the U.S. dollar fluctuates against foreign currencies. Because the Company conducts business in many countries, these fluctuations affect the Company's consolidated financial position and results of operations.

Subsidiaries in Europe, Japan and China translate their assets and liabilities, stated in their functional currency, into U.S. dollars at exchange rates in effect at the end of the current period. The resulting gains or losses are reflected in “Cumulative translation adjustment” in the stockholders' equity section of the consolidated balance sheets. Changes in the functional currency value of monetary assets and liabilities denominated in foreign currencies are recognized in “Other nonoperating income/expenses” in the consolidated statements of income. The revenues and expenses of these non-U.S. subsidiaries are translated into U.S. dollars at the average exchange rates that prevailed during the period. Therefore, the reported U.S. dollar results included in the consolidated statements of income fluctuate from period to period, depending on the value of the U.S. dollar against foreign currencies.

For non-U.S. subsidiaries outside of Europe, Japan and China, where the U.S. dollar is the functional currency, inventories, property, plant and equipment and other non-monetary assets, together with their related elements of expense, are translated at historical exchange rates. All other assets and liabilities are translated at current exchange rates. All other revenues and expenses are translated at average exchange rates. Translation gains and losses for these subsidiaries are recognized in “Other nonoperating income/expenses” in the consolidated statements of income.

Derivative Financial Instruments

The Company uses derivative financial instruments to reduce the impact of changes in foreign exchange rates on its earnings, cash flows and fair values of assets and liabilities. In addition, the Company uses derivative financial instruments to reduce the impact of changes in natural gas and other commodity prices on its earnings and cash flows.

The Company designates derivatives as either (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (2) a hedge of the exposure to variability in cash flows of a forecasted transaction (cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation. Where an instrument is designated as a hedge, the Company formally documents all relationships between the hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting with respect to that derivative prospectively.

The Company measures derivative financial instruments at fair value and classifies them as “Other current assets,” “Other noncurrent assets,” “Other current liabilities,” or “Other noncurrent liabilities” in the consolidated balance sheets. Unrealized gains and losses related to the Company's derivatives designated as cash flow hedges are recorded in “Accumulated other comprehensive loss.” These gains and losses are reclassified from “Accumulated other comprehensive loss” as the underlying hedged item affects earnings. Realized derivative gains and losses related to cash flow hedges, foreign exchange contracts and commodity contracts are recognized in the Company's income statement in “Other nonoperating income/expenses” and “Cost of sales,” respectively. Both unrealized and realized gains and losses related to derivative instruments used to hedge the economic exposure to foreign currency fluctuations and not designated as hedging instruments are recognized in “Other nonoperating income/expenses” and “Income tax provision.”

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

Environmental Matters

The Company determines the costs of environmental remediation for its facilities, facilities formerly owned by the Company and third party waste disposal facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in these evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability and evolving technologies. The Company records a charge to earnings for environmental matters when it is probable that a liability has been incurred and the Company's costs can be reasonably estimated. The liabilities recorded are adjusted periodically as remediation efforts progress, or as additional technical or legal information becomes available.

Warranties

In the normal course of business to facilitate sales of its products, the Company has issued product warranties, and it has entered into contracts and purchase orders that often contain standard terms and conditions that typically include a warranty. The Company's warranty activities do not have a material impact on the Company's consolidated financial position or results of operations.

New Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance related to revenue recognition for multiple-deliverable revenue arrangements expanding the disclosure requirements related to such arrangements. The guidance was effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption did not impact the Company's financial position and results of operations.

In May 2011, the FASB issued guidance that amends certain principles and requirements for measuring fair value and expands disclosures about fair value measurements. The guidance is effective for interim or annual periods beginning on or after December 15, 2011 with prospective application. The adoption is not expected to impact the Company's financial position and results of operations.

In June 2011, the FASB issued guidance that changes the requirements for presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective for interim and annual periods beginning on or after December 15, 2011. The Company adopted the requirements of the new guidance effective December 31, 2011 for all periods presented. The adoption did not impact the Company's financial position and results of operations.

In September 2011, the FASB issued guidance that amends the requirements for goodwill impairment testing. The guidance permits the Company to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative analysis. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption is not expected to impact the Company's financial position and results of operations.

NOTE 3 - ADVANCED ENERGY MANUFACTURING TAX CREDITS

On January 8, 2010, the Company was approved to receive Advanced Energy Manufacturing Tax Credits of $169.0. The tax credits were granted as part of the American Reinvestment and Recovery Act of 2009 and are focused on job creation from increased domestic manufacturing capacity supplying clean and renewable energy projects. The credits granted to the Company are related to the Company's manufacturing expansion projects supporting the solar industry. The Company accounts for investment tax credits under the flow-through method, which results in the recognition of the credit as a reduction of federal income taxes in the year in which the credit arises. During the year ended December 31, 2011, the Company recognized $24.3 of the credits resulting in a reduction of the tax liability, a reduction in the income tax provision of $15.8 and an increase in deferred tax liabilities of $8.5. During the year ended December 31, 2010, the Company recognized $141.9 of the credits resulting in a reduction of the tax liability, a reduction in the income tax provision of $92.2 and an increase in deferred tax liabilities of $49.7. The income tax benefit of $92.2 included $69.9 as a discrete benefit as it related to qualifying expenditures through December 31, 2009. The impact of these tax credits on net income for the year ended December 31, 2011 and 2010 was $15.8 and $58.3, net of the noncontrolling interests' share.

NOTE 4 - RESTRUCTURING

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

NOTE 5 - ACQUISITIONS OF BUSINESS INTERESTS

Globe Metais Industria e Comercio S.A. and West Virginia Alloy

On November 5, 2009, the Company paid $174.9 and acquired 100% of the equity of Globe Metais Industria e Comercio S.A. (“Metais”), a silicon metal producer with manufacturing operations in Brazil and a 49% equity interest of Globe Metallurgical Inc.'s silicon manufacturing operation, WVA Manufacturing LLC (“WVA”), a silicon metal producer with manufacturing operations in West Virginia (collectively, the “Transaction”). Direct costs related to the Transaction were approximately $3.6, primarily for legal and advisory services. The Company believes that the Transaction enhances both the security of supply and cost effectiveness of a key raw material.

The acquisition of the controlling interest of Metais was accounted for as a business combination. The results of operations of Metais were included in the Company's consolidated financial statements from the date of acquisition. The investment in WVA was accounted for by the equity method of accounting for investments and was included in “Other noncurrent assets” in the Company's consolidated balance sheet. The results of operations of Metais and the equity results of WVA were not material to the consolidated statement of income.

The Company's initial estimates for the Transaction resulted in a fair value of assets and liabilities which exceeded the purchase price by $14.8. This amount was recorded as a bargain purchase gain in “Other nonoperating income/expenses” of the consolidated statement of income for the year ended December 31, 2009. The gain was primarily related to access to a stable and favorably priced supply of electricity under a long-term contract, the relative condition of property, plant and equipment in relation to replacement cost and the benefit of a net operating loss carryforward that the Company expects to be able to utilize based on its strategic plans for this business.

The fair values of assets acquired and liabilities assumed on November 5, 2009 related to the Transaction were as shown in the table below. In 2010, net adjustments of $18.5 were made to the fair values of the assets acquired and liabilities assumed, with a corresponding adjustment to the bargain purchase gain, as summarized in the table below. The adjustments were primarily due to the completed valuation of forestry assets, the final evaluation of contingent liabilities and the related deferred tax impacts. The December 31, 2009 financial statement balances and disclosures impacted by these adjustments have been retrospectively adjusted.

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

Quebec Silicon Limited Partnership

On October 1, 2010, the Company acquired 49% of the equity of Quebec Silicon Limited Partnership (“Quebec Silicon LP”), a silicon metal manufacturing company with operations in Canada. The Company paid $40.3 in exchange for the equity interests in Quebec Silicon LP. The Company believes that this transaction enhances both the security of supply and cost effectiveness of a key raw material. The investment in Quebec Silicon LP was accounted for by the equity method of accounting for investments and included in “Other noncurrent assets” in the Company's consolidated balance sheets. The results of operations from Quebec Silicon LP were not material to the consolidated statement of income.

NOTE 6 - INVESTMENTS

Investments reflected in “Marketable securities” in the current and noncurrent sections of the consolidated balance sheets as of December 31, 2011 and 2010 were $183.8 and $544.3, respectively. These investments have been classified as available for sale.

The cost, gross unrealized gains, gross unrealized losses and fair value of the investments were as follows:

	December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt Securities:
Auction rate securities backed by student loans	$113.9	$—	$—	$113.9
Auction rate preferred securities	76.0	—	(18.3)	57.7
Total Debt Securities	$189.9	$—	$(18.3)	$171.6
Foreign Equity Securities	$2.2	$1.3	$—	$3.5
Other	7.4	1.3	—	8.7
Total Marketable Securities	$199.5	$2.6	$(18.3)	$183.8

	December 31, 2010
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Debt Securities:
Auction rate securities backed by student loans	$493.8	$—	$(28.2)	$465.6
Auction rate preferred securities	76.9	—	(8.0)	68.9
Total Debt Securities	$570.7	$—	$(36.2)	$534.5
Foreign Equity Securities	$2.3	$1.7	$—	$4.0
Other	5.8	—	—	5.8
Total Marketable Securities	$578.8	$1.7	$(36.2)	$544.3

As of December 31, 2011, securities in an unrealized loss position for 12 months or more were valued at $40.4, net of unrealized losses of $17.0. As of December 31, 2010, securities in an unrealized loss position for 12 months or more were valued at $172.0, net of unrealized losses of $22.0.

Assets and liabilities measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The classifications as of the balance sheet dates were as follows:

	December 31,
	2011	2010

Level 1	$10.0	$9.8
Level 2	2.2	—
Level 3	171.6	534.5
Total	$183.8	$544.3

The changes in fair value of Level 3 assets were as follows:

	2011	2010

Beginning balance January 1	$534.5	$1,063.7
Transfers out of Level 3	(0.9)	—
Change in unrealized losses in other comprehensive loss	17.9	(16.9)
Realized losses included in earnings	(26.9)	(16.1)
Sales/redemptions of assets classified as Level 3	(353.0)	(496.2)
Ending balance at December 31	$171.6	$534.5

Level 3 available for sale securities with a par value of $368.2 were redeemed or sold during the year ended December 31, 2011. These redemptions were related to securities backed by student loans and were redeemed or sold at a weighted average price of 95.9% of par.

As of December 31, 2011, debt securities with a fair value of $113.9, excluding auction rate preferred securities, have maturities greater than five years.

Level 3 Assets

Auction Rate Securities

As of December 31, 2011, the Company held auction rate securities of $171.6 included in the consolidated balance sheet. These securities consisted principally of revenue bonds backed by student loans that are guaranteed by the U.S. Government, revenue bonds backed by insured student loans and bundled preferred equity securities.

Historically, the cost of the auction rate securities approximated fair value. The Company had experienced a long history of successful auctions. However, in mid-February 2008, auctions began to fail and continued to fail for virtually all of these securities because there were an insufficient number of buy bids. Upon failure of an auction, the Company is required to hold the security until the next auction date at a contractually predetermined interest rate generally higher than the risk-free treasury rate. A failed auction reduces the immediate liquidity available to the Company.

Due to the absence of observable prices in an active market for the same or similar securities, the fair value of auction rate securities backed by student loans was based on a discounted cash flow analysis using forecasts of future cash flows based on variable coupon payments and future interest rates. The data used for the forecasts included benchmark interest rates such as LIBOR and U.S. Treasury rates, commercial paper rates and other interest rate indices reflecting market required rates of return. The value of auction rate preferred securities was based on market required effective interest rates as indicated by market prices of the underlying preferred securities. Both valuation methodologies considered similar transactions observed in the market, variable coupon payments, the restriction in liquidity due to failed auctions, the credit risk related to each group of securities and the probability of recovery or replacement of the auction rate securities market. Other considerations included the nature of the collateralizations, guarantees, contractual structures of the securities and issuer's indication of intent to redeem. The auction rate securities were included in Level 3 as of December 31, 2011 because certain model inputs were not readily observable.

Auction Rate Securities Backed by Student Loans

The Company held auction rate securities backed by student loans valued at $113.9 included in the consolidated balance sheet as of December 31, 2011. The entire portfolio of securities had investment grade credit ratings. These auction rate securities were variable rate debt instruments with underlying securities that have contractual maturities that range from 19 to 31 years and whose interest rates are reset every 28 to 35 days through an auction process. Since the auctions have failed, default interest rates are applicable and each issuer has continued to pay required interest payments.

During the fourth quarter of 2011, the Company began to actively market its auction rate securities backed by student loans. As the Company had the intent to sell these securities and their fair value at December 31, 2011 was lower than the cost, an other-than-temporary impairment had occurred and the securities were written down to their fair value, establishing a new cost basis. A loss of $11.7 ($7.4 net of the noncontrolling interests' share) was included in “Other nonoperating expenses, net” as of December 31, 2011. Due to the Company's positive intent to sell and expectation that the sales will occur within one year, the Company included the auction rate securities backed by student loans in “Marketable securities” in the current section of the consolidated balance sheet as of December 31, 2011.

Auction Rate Preferred Securities

The Company held auction rate securities backed by preferred equity securities valued at $57.7 included in the consolidated balance sheets as of December 31, 2011. The interest rates reset on these variable rate instruments quarterly through an auction process. Since the auctions have failed, default dividend allocation methods are in effect. While 70% of the securities were rated below investment grade, the issuers of the underlying preferred equity securities have continued to remit dividends consistent with historical practices.

As of December 31, 2011, the Company was not actively marketing, had no intent to sell, nor was it expected to be required to sell, its auction rate preferred securities before the anticipated recovery in market value. In determining that the unrealized losses related to these securities were not other-than-temporary, the Company considered several other factors. These factors included the financial condition and prospects of the issuers, continuation of dividend payments, the magnitude of losses compared with the cost of the investments, the length of time the investments have been in an unrealized loss position and the credit rating of the security. Management believes the decline in fair value is primarily related to the current interest rate environment and market inefficiencies and not to the credit deterioration of the individual issuers. Unrealized losses of $16.9, net of $1.4 for the noncontrolling interests' share, related to auction rate preferred securities were included in “Accumulated other comprehensive loss” in the consolidated balance sheet as of December 31, 2011. The fair value of these securities could be subject to further adjustments in the future if indicated by either observable prices in an active market or a change in the results of valuations.

NOTE 7 - INVENTORIES

The components of inventories were as follows:

	December 31,
	2011	2010

Produced goods	$808.2	$727.8
Purchased materials	146.1	97.3
Maintenance and supplies	99.0	97.9
Total Inventory	$1,053.3	$923.0

Produced goods include both work-in-process and finished goods. Due to the nature of the Company's operations, it is impractical to classify inventory between work-in-process and finished goods as such classifications can be interchangeable for certain inventoriable items. Purchased materials primarily consist of the Company's raw material inventories. Maintenance and supplies included in inventory primarily represent spare component parts that are critical to the Company's manufacturing processes.

NOTE 8 - INCOME TAXES

The components of income before income taxes and noncontrolling interests were as follows:

	Years Ended December 31,
	2011	2010	2009

Domestic	$1,148.6	$1,134.8	$964.3
Foreign	494.9	281.9	120.8
Total	$1,643.5	$1,416.7	$1,085.1

The components of the income tax provision were as follows:

	Years Ended December 31,
	2011			2010			2009
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total

Domestic	$147.9	$235.0	$382.9	$85.5	$203.4	$288.9	$172.9	$92.9	$265.8
Foreign	130.8	47.0	177.8	107.2	(57.2)	50.0	75.5	(10.2)	65.3
Total	$278.7	$282.0	$560.7	$192.7	$146.2	$338.9	$248.4	$82.7	$331.1

The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities were as follows:

	December 31,
	2011	2010
Deferred Tax Assets:
Implant costs	$586.4	$568.6
Postretirement benefit obligations	511.8	401.0
Tax loss carryforwards	167.8	176.8
Tax credit carryforwards	87.9	153.0
Accruals and other	161.0	165.3
Inventories	50.1	61.8
Long-term debt	41.2	34.2
Total deferred tax assets	$1,606.2	$1,560.7
Deferred tax liabilities:
Property, plant and equipment	(887.0)	(696.8)
Net deferred tax assets prior to valuation allowance	$719.2	$863.9
Less: Valuation allowance	(56.1)	(55.7)
Net Deferred Tax Assets	$663.1	$808.2

The Company believes that it is more likely than not that the net deferred tax assets will be realized. The criteria that management considered in making this determination were historical and projected operating results, the ability to utilize tax planning strategies and the period of time over which the tax benefits can be utilized.

Tax effected operating loss carryforwards as of December 31, 2011 and 2010 were $167.8 and $176.8, respectively. Of the tax effected operating loss carryforwards, $141.5 are subject to an indefinite carryforward period and were generated by the Company's subsidiaries in Brazil and the United Kingdom. Substantially all of the remaining operating loss carryforwards relate to the Company's subsidiaries in China. The net operating losses in China have a five year carryforward period. The Company has determined that no valuation allowance is needed for the net operating losses.

The valuation allowance as of December 31, 2011 was $56.1. Of this amount, $39.8 is attributable to realized and unrealized capital losses on marketable securities and $7.9 from outside basis differences in the Company's joint ventures.

Tax credit carryforwards of $87.9 as of December 31, 2011 were attributable to foreign tax credits. These credits expire in 2019 through 2021. The Company has determined that no valuation allowance is needed for the tax credit carryforwards.

Cash paid for income taxes, net of refunds received, was $225.9, $191.1 and $234.4 for the years ended December 31, 2011, 2010 and 2009, respectively.

The effective rate of the income tax provision may differ from the United States federal statutory tax rate. A reconciliation of the tax rate is illustrated in the following table:

	Years Ended December 31,
	2011	2010	2009

Income Tax Provision at Statutory Rate	$575.2	$495.9	$379.8

Increase/(Decrease) in Income Tax Provision due to:
Foreign provisions and related items	(0.3)	(7.8)	(9.1)
China joint venture losses	—	9.3	28.4
China valuation allowance release	—	(44.0)	—
Advanced energy manufacturing credits	(15.8)	(92.2)	—
U.S. tax effect of foreign earnings and dividends	2.6	(30.9)	(68.9)
Other, net	(1.0)	8.6	0.9
Total Income Tax Provision at Effective Rate	$560.7	$338.9	$331.1

Effective Rate	34.1%	23.9%	30.5%

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

Also during 2010, the Company was approved to receive Advanced Energy Manufacturing Tax Credits of approximately $169.0 that resulted in a $15.8 and $92.2 reduction in the income tax provision for the years ended December 31, 2011 and 2010, respectively.

During 2009, the Company's subsidiary in the Netherlands paid a dividend to the United States that resulted in a reduction in the income tax provision for the years ended December 31, 2010 and 2009. Substantially all of the reduction in the income tax provision from the U.S. tax effect of foreign earnings and dividends in 2010 and 2009 related to this dividend.

As of December 31, 2011, income and remittance taxes have not been recorded on $660.3 of undistributed earnings of foreign subsidiaries, either because any taxes on dividends would be offset substantially by foreign tax credits or because the Company intends to reinvest those earnings indefinitely.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examination by tax authorities for years before 2005.

The following table indicates, for each significant jurisdiction, the earliest tax year that remains subject to examination:

	Year		Year

United Kingdom	2010	China	2007
Belgium	2010	Germany	2007
Japan	2010	Korea	2007
France	2009	Brazil	2006
		United States	2005

The Company is participating in the IRS Compliance Assurance Process for the 2009, 2010 and 2011 tax years. In addition, certain foreign jurisdictions and certain states have commenced examinations of returns filed by the Company and some of its foreign subsidiaries. As of December 31, 2011, no jurisdiction has proposed any significant adjustments to the Company's tax returns that management believes would be sustained and would materially affect the Company's financial position. In addition, the Company does not anticipate that any material adjustments will result from settlements, closing of tax examinations or expiration of applicable statutes of limitation in various jurisdictions within the next 12 months.

During the year ended December 31, 2010, the Company received proposed adjustments from the IRS related to the Company's consolidated federal income tax returns for 2006, 2007, 2008 and 2009. The Company filed protests and appeals in response to the proposed adjustments for the years 2006 through 2008. Management believes that the deficiencies asserted by the IRS will not be sustained and is vigorously contesting the IRS' claims. However, if the IRS prevails, the resulting tax deficiency would be approximately $207.8. Management believes that the resolution of the issues will not have a material impact on the Company's consolidated financial position or results of operations. In July 2010, the Company made voluntary protective bond deposits of $145.0 to the IRS related to these tax positions for the earlier tax years. Additional tax payments of $62.8 were made for the 2008 through 2011 tax years to cover anticipated adjustments for these years. The deposits and the additional payments were made to alleviate the potential for interest expense and penalties as well as to generate competitive interest income on the funds.

The Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $3.7 and $10.6 for the years ended December 31, 2011 and 2010, respectively.

Tax Effect of Other Comprehensive Income

The following table details the tax (expense) benefit of other comprehensive income amounts recognized:

	Years Ended December 31,
	2011	2010	2009
Net Gain (Loss) on Cash Flow Hedges:
Loss arising during the period	$3.3	$3.3	$2.3
Less: reclassification for gain included in income	(2.2)	(5.7)	(7.3)
Net unrealized gains (losses) on cash flow hedges	1.1	(2.4)	(5.0)

Defined Benefit Plan Adjustments
Net gain arising during the period	156.0	53.3	5.7
Less: amortization of pension adjustments in net income	(19.7)	(20.2)	(9.6)
Defined benefit plans, net	136.3	33.1	(3.9)

Total Tax (Expense)/Benefit:	$137.4	$30.7	$(8.9)

NOTE 9 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into derivative financial contracts based on analysis of specific and known economic exposures. The Company's policy prohibits holding or issuing derivative financial instruments for trading or speculative purposes. The types of instruments typically used are forward contracts, but may also include option combinations and purchased option contracts.

Cash Flow Hedges

The Company uses forward contracts and options to hedge the exposure to changes in the prices of commodities, primarily natural gas. Net unrealized gains and losses on these contracts are recorded as a component of “Accumulated other comprehensive loss” in the Company's consolidated balance sheets and are reclassified into earnings in the same period during which the underlying hedged item impacts earnings. As of December 31, 2011, the Company had outstanding commodity forward contracts and options to hedge forecasted purchases of 7.3 million mmbtu of natural gas. The forward contracts and options outstanding at December 31, 2011 hedge forecasted transactions expected to occur within the next 24 months.

Foreign exchange options are also used by the Company to reduce the impact of changes in foreign exchange rates related to specific firm commitments or forecasted transactions by locking in exchange rates for such anticipated cash flows. Gains and losses on these instruments are recorded as a component of “Accumulated other comprehensive loss” in the consolidated balance sheets until the forecasted transaction occurs. As of December 31, 2011, the total notional amount of the Company's foreign currency cash flow hedges was $23.7 expressed as U.S. dollars. The options outstanding as of December 31, 2011 hedge forecasted transactions expected to occur within the next 11 months.

Gains or losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of hedge effectiveness are recognized in current earnings and were immaterial for the periods ended December 31, 2011, 2010 and 2009.

Economic Hedges

Contracts used to hedge the economic exposure to foreign currency fluctuations associated with certain monetary assets and liabilities are not designated as hedging instruments. Changes in the fair value of these items are recorded in earnings to offset the foreign exchange gains and losses of the monetary assets and liabilities. As of December 31, 2011, the total notional amount of the Company's non-designated foreign currency fair value hedges was $672.5, expressed as U.S. dollars.

Financial Statement Impact

The impacts of derivative instruments on the Company's consolidated balance sheets and income statements are detailed below:

	December 31,
	2011	2010

Derivative asset	$4.2	$2.8
Derivative liability	(9.9)	(7.2)
Gain/(loss) in AOCI[1]	(12.1)	(9.0)

	Years ended December 31,
	2011	2010	2009

Gain/(loss) in income	$(2.3)	$(12.5)	$(54.2)
Gain/(loss) in OCI[2]	(3.1)	6.6	16.0

1Accumulated Other Comprehensive Income/(Loss) ("AOCI")
2Other Comprehensive Income/(Loss) ("OCI")

Net losses expected to be reclassified from AOCI into the income statement in the next 12 months were $7.9 ($5.0 after tax) as of December 31, 2011.

Derivative options held by the Company as of December 31, 2011 were valued using observable market inputs and the Black-Scholes model. Forward contracts were also valued using observable market inputs. The inputs used in valuation were considered Level 2 because the inputs are readily observable for the derivative asset or liability.

NOTE 10 - VARIABLE INTEREST ENTITIES

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

The Company accounts for its investment in these entities under the equity method of accounting. The Company's maximum exposure to loss as a result of its involvement with these variable interest entities is determined to be the carrying value of the investment in these entities plus the maximum amount of potential future payments under the Company's guarantees of nonconsolidated subsidiaries' debt. As of December 31, 2011 the maximum exposure to loss was $238.8.

NOTE 11 - PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows:

	Estimated Useful	December 31,
	Life (Years)	2011	2010
Land	—	$227.2	$217.7
Land improvements	11-20	375.7	328.0
Buildings	18-33	2,184.1	1,964.9
Machinery and equipment	3-25	7,567.0	6,960.8
Construction-in-progress	—	1,649.9	975.6
Total property, plant and equipment		$12,003.9	$10,447.0
Accumulated depreciation		(4,623.6)	(4,326.3)
Net property, plant and equipment		$7,380.3	$6,120.7

The Company recorded depreciation expense of $357.2, $291.7 and $192.7 for the years ended December 31, 2011, 2010 and 2009, respectively.

The amount of interest capitalized as a component of the cost of capital assets constructed for the years ended December 31, 2011, 2010 and 2009 was $68.9, $71.2 and $49.1, respectively.

NOTE 12 - GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2011 and 2010, the Company had gross goodwill of $68.1 and 70.0, respectively. Changes in the carrying amount of goodwill related primarily to currency translation. The gross and net amounts of intangible assets, excluding goodwill, were as follows:

	December 31, 2011
	Gross	Accumulated	Net
	Carrying Amount	Amortization	Carrying Amount
Patents and licenses	$12.1	$(3.4)	$8.7
Customer/Distributor relationships	25.4	(25.4)	—
Completed technology	20.7	(15.1)	5.6
Other	98.3	(20.5)	77.8
Total	$156.5	$(64.4)	$92.1

	December 31, 2010
	Gross	Accumulated	Net
	Carrying Amount	Amortization	Carrying Amount
Patents and licenses	$11.7	$(3.3)	$8.4
Customer/Distributor relationships	24.1	(21.3)	2.8
Completed technology	19.6	(12.6)	7.0
Other	95.8	(15.2)	80.6
Total	$151.2	$(52.4)	$98.8

The Company recorded amortization expense related to these intangible assets of $10.1, $9.6 and $6.2 for the years ended December 31, 2011, 2010 and 2009, respectively. The estimated aggregate amortization expense to be recorded in each of the next five years is as follows: 2012 - $7.5, 2013 - $7.2, 2014 - $6.9, 2015 - $6.9, 2016 - $6.9.

NOTE 13 - NOTES PAYABLE, CREDIT FACILITIES AND GUARANTEES

Short-Term Borrowings

The Company had outstanding short-term debt of $134.7 and $232.5 in Asia as of December 31, 2011 and 2010, respectively. The borrowings in Asia were primarily denominated in Renminbi with an interest rate generally set by the People's Bank of China at the time of borrowing. The weighted average interest rate for the outstanding short-term borrowings was 5.7% as of December 31, 2011. Since the interest rates for the borrowing in Asia are reset regularly based on market conditions, management believes the carrying value of the debt approximates its fair value for these borrowings. The Company is in compliance with its debt covenants related to the short-term borrowings.

Credit Facilities

In March 2011, the Company entered into a five-year $1,000.0 revolving credit facility agreement with various U.S. and foreign banks. The facility allows for borrowing in various currencies for working capital needs and general corporate purposes of the Company. Borrowings bear interest at a LIBOR-plus rate or an alternate rate based on LIBOR, the Prime Rate or the Federal Funds Effective rate plus various spreads based on the terms of the agreement. As of December 31, 2011, the Company had no outstanding balance on the facility. This facility replaced the Company's existing $500.0 revolving credit arrangement, which was set to expire in July 2011. As of December 31, 2010, the Company had borrowed the maximum amount and it was classified as short-term borrowings in the consolidated balance sheet.

In addition, the Company had unused and committed credit facilities with various U.S. and foreign banks totaling $183.4 and $216.0 at December 31, 2011 and 2010, respectively. These credit facilities require the payment of commitment fees. The Company intends to renew these facilities at their respective maturities. These facilities are available to support working capital requirements.

Long-Term Debt

Long-term debt consisted of the following:

	Years Ended December 31,
	2011	Rates	2010	Rates
Long-term debt
Variable rate notes due 2012-2014	$821.3	5.8-6.1%	$868.3	5.2-5.4%
Variable rate notes due 2012-2015	26.9	5.2%	29.2	5.2%
Fixed rate notes due 2018	350.0	4.1%
Variable rate bonds due 2019	3.7	0.3%	4.2	0.4%
Fixed rate notes due 2021	350.0	4.8%
Other obligations and capital leases	83.2	3.5-9.0%	59.8	3.8-6.4%
Total long-term debt	$1,635.1		$961.5
Less current maturities of long-term debt	195.2		94.7
Total long-term debt due after one year	$1,439.9		$866.8

In March 2011, the Company issued senior unsecured fixed rate notes at par with an aggregate principal amount of $700.0, including $350.0 of 4.1% Series A Notes due March 2018 and $350.0 of 4.8% Series B notes due March 2021. Valuation of the senior notes is conducted on a quarterly basis using the benchmark risk-free interest rate with a credit spread based on comparable companies with a similar investment rating and considering business-specific risks. As of December 31, 2011, the fair values of Series A Notes and Series B Notes were $375.4 and $387.4, respectively.

In August 2010, a wholly owned subsidiary of the Company entered into a secured term loan with a bank in China. The amount of the loan was 193.5 Renminbi ($30.7 U.S. dollars) and permits borrowing in Renminbi only. As of December 31, 2011, the subsidiary had $26.9 outstanding under the loan. As of December 31, 2010, the subsidiary had borrowed the maximum amount under the loan. Repayment began in December 2011 with various amounts due each year through June 2015. No further borrowings are available under this facility.

In October 2009, a majority owned subsidiary of the Company entered into an unsecured term loan facility with a syndicate of commercial banks in China. The amount of the facility was 1.6 billion Renminbi ($253.9 U.S. dollars) and permits borrowing in Renminbi only. As of December 31, 2011, the subsidiary had $228.5 outstanding under the facility. As of December 31, 2010, the subsidiary had borrowed the maximum amount under the loan. Repayment began in April 2011 with various amounts due each year through April 2014. No further borrowings are available under this facility.

In April 2009, a majority owned subsidiary of the Company entered into an unsecured five-year term loan facility with a syndicate of commercial banks in China. The amount of the facility was 4.2 billion Renminbi ($666.6 U.S. dollars). The facility permits borrowing in U.S. dollars and Renminbi with required repayments commencing two years after the drawdown date. As of December 31, 2011, the subsidiary had $592.8 outstanding under the facility in Renminbi. As of December 31, 2010, the subsidiary had borrowed the maximum amount under the loan. Repayment began in April 2011 with various amounts due each year through April 2014. No further borrowings are available under this facility.

Since the interest rates for the borrowings in China are reset regularly based on market conditions, management believes the carrying value of the debt approximates the fair value of these borrowings.

The Company and its subsidiaries are in compliance with its debt covenants, including leverage ratios and interest coverage ratios.

Annual aggregate maturities of the long-term debt of the Company are: 2012 - $195.2, 2013 - $195.5, 2014 - $470.1, 2015 - $9.2 and $765.1 thereafter.

Cash paid for interest during the year ended December 31, 2011, 2010 and 2009 was $91.8, $66.8 and $51.7, respectively.

Sales of Receivables

The Company maintains an accounts receivable facility with a bank in Japan. The discount rate under this facility is the equivalent of TIBOR plus 0.25%. The Company sold receivables in the amount of $322.3 and $275.5 to this bank in exchange for cash proceeds of $322.1 and $275.3 during the years ended December 31, 2011 and 2010, respectively. Under the facility, the Company continues to collect the receivables from the customer but retains no interest in the receivables. The facility agreement does not permit the Company to transfer the receivables to any other institution and the Company is not permitted to repurchase the transferred receivables. The transfer of receivables provides additional liquidity to the Company. The counterparty for the receivables facility is a financial institution that specializes in receivables securitization transactions and is financed through the issuance of commercial paper.

Additionally, the Company has access to a short term borrowing facility securitized by receivables in the U.S. which expires in October 2013. The interest rate under this facility is based on commercial paper pool rates. The facility requires the payment of commitment fees on the unused portion. As of December 31, 2011 and 2010, there were no outstanding amounts under this agreement. The facility agreement does not permit the Company to transfer the receivables to any other institution and the Company is not permitted to repurchase the transferred receivables. The counterparty for the accounts receivables facility is a financial institution that specializes in securitization transactions and is financed through the issuance of commercial paper.

Guarantees and Letters of Credit

Guarantees arise in the normal course of business from relationships with customers, employees and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. Non-performance under a contract by the guaranteed party triggers the obligation of the Company. The Company maintained agreements to guarantee the debt of certain nonconsolidated affiliates. The maximum amount of potential future payments under these guarantees was $84.1 as of December 31, 2011. The obligations under these guarantees are due to be repaid by February 2019. The Company does not expect to be required to make any payments related to these agreements and no liability has been recorded on the Company's consolidated balance sheets for the years ended December 31, 2011 and 2010. The Company's potential obligation under other guarantees was not material to the consolidated financial statements.

The Company had outstanding letters of credit of $27.1 and $15.2 at December 31, 2011 and 2010, respectively.

NOTE 14 - DEFERRED REVENUE

The Company enters into long-term product sales agreements with certain customers. Under certain agreements, customers are obligated to purchase minimum quantities of product and make specified payments. Most of these product sales agreements extend over various periods and the revenue associated with the agreements is recognized using the average sales price over the life of the agreements. Differences between amounts invoiced to customers under the agreements and amounts recognized using the average price methodology are reported as deferred revenue in the consolidated balance sheets. When agreements are modified, the Company reviews the revised terms to determine whether continued use of the average price methodology remains appropriate, or whether the use of invoice-based pricing, a ratable recognition of existing deferred revenue amounts, or a combination of these methods is required.

Under certain agreements, customers were required to make initial non-refundable advanced cash payments. During the years ended December 31, 2011 and 2010, advanced payments of $588.0 and $981.8, respectively, were received by the Company. Under the agreements, the Company expects to receive advanced payments of $366.7 in the next twelve months and $355.8 in periods thereafter. These amounts are recorded as deferred revenue and are typically applied ratably on a per kilogram basis as products are shipped over the life of the agreements. However, modification to terms of the agreements may alter the timing of future advanced payments receipts or their application to future purchases. In the event that certain product delivery timelines are not met, subject to specific conditions outlined in the agreements, customers may be entitled to damages up to the amount of the advanced cash payments. The advanced payments received are reported as cash flows from operating activities in the consolidated statements of cash flows.

Deferred revenue reflected in “Current deferred revenue” and “Deferred revenue” in the consolidated balance sheets as of December 31, 2011 and 2010, was $3,632.7 and $3,396.7, respectively. The current portion of $336.5 and $266.0 was recorded in the consolidated balance sheets as of December 31, 2011 and 2010, respectively. The current portion is determined based upon contractual application of advanced payments to customer purchases.

In December 2011, the Company resolved a contract dispute related to certain long-term sales agreements. The resolution was mainly comprised of a cash payment of $195.2, which was received by the Company in January 2012, and recognition of previously recorded deferred revenue of $229.9 . The Company has no remaining obligation to perform under the agreements. The pre-tax impact of the resolution was reflected in the “Gain on long-term sales agreements” line within the consolidated statement of income. After income taxes and amounts attributable to noncontrolling interests, net income attributable to the Company for the year ended December 31, 2011 increased by $182.9.

NOTE 15 - PENSION AND OTHER POSTRETIREMENT BENEFITS

Defined Benefit Pension Plans

The Company maintains defined benefit employee retirement plans covering most domestic and certain non-U.S. employees. The components of pension expense for the Company's U.S. and non-U.S. plans were as follows:

	U.S. Plans			Non-U.S. Plans			Total
Years Ended December 31,	2011	2010	2009	2011	2010	2009	2011	2010	2009
Net Periodic Benefit Cost
Service cost	$44.3	$38.0	$37.3	$23.7	$21.7	$19.4	$68.0	$59.7	$56.7
Interest cost on projected benefit obligations	87.2	86.4	81.6	34.3	32.7	30.4	121.5	119.1	112.0
Expected return on plan assets	(61.3)	(67.4)	(77.0)	(33.2)	(33.1)	(27.9)	(94.5)	(100.5)	(104.9)
Amortization of net transition obligation	—	—	—	—	—	0.2	—	—	0.2
Amortization of net prior service costs	2.8	2.8	3.1	0.9	0.9	0.8	3.7	3.7	3.9
Amortization of net losses	48.5	37.7	30.9	7.0	7.0	2.3	55.5	44.7	33.2
Other adjustments	—	—	—	0.7	0.5	4.8	0.7	0.5	4.8
Total	$121.5	$97.5	$75.9	$33.4	$29.7	$30.0	$154.9	$127.2	$105.9

Other changes in plan assets and benefit obligations that were recognized in or reclassified from other comprehensive income as of December 31 were as follows:

	U.S. Plans		Non-U.S. Plans		Total
	2011	2010	2011	2010	2011	2010

Amortization of net prior service costs	$(2.8)	$(2.8)	$(0.6)	$(0.6)	$(3.4)	$(3.4)
Amortization of net losses or settlement recognition	(48.5)	(37.7)	(7.0)	(7.0)	(55.5)	(44.7)
Net loss (gain) arising during the year	331.5	119.9	92.9	(16.1)	424.4	103.8
Total	$280.2	$79.4	$85.3	$(23.7)	$365.5	$55.7

The Company's defined benefit employee retirement plans have a measurement date of December 31 of the applicable year. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit plans with accumulated benefit obligations in excess of plan assets as of December 31 were as follows:

	U.S. Plans		Non-U.S. Plans		Total
	2011	2010	2011	2010	2011	2010

Projected benefit obligation	$2,026.2	$1,632.6	$676.4	$592.0	$2,702.6	$2,224.6
Accumulated benefit obligation	1,655.0	1,363.0	598.4	537.5	2,253.4	1,900.5
Fair value of plan assets	1,133.3	986.4	426.1	417.5	1,559.4	1,403.9

The following table provides a reconciliation of beginning and ending balances of the projected benefit obligation, beginning and ending balances of the fair value of plan assets and the funded status of the plans as of December 31:

	U.S. Plans		Non-U.S. Plans		Total
	2011	2010	2011	2010	2011	2010
Change in benefit obligation
Projected benefit obligation,
beginning of year	$1,632.6	$1,454.8	$681.6	$666.1	$2,314.2	$2,120.9
Service cost	44.3	38.0	23.7	21.7	68.0	59.7
Interest cost	87.2	86.4	34.3	32.7	121.5	119.1
Actuarial (gains) losses	342.6	135.1	63.1	(1.4)	405.7	133.7
Foreign currency exchange
rate changes	—	—	(5.4)	(14.4)	(5.4)	(14.4)
Benefits paid and settlements	(80.5)	(81.7)	(27.4)	(23.1)	(107.9)	(104.8)
Projected benefit obligation, end of year	$2,026.2	$1,632.6	$769.9	$681.6	$2,796.1	$2,314.2

Fair value of plan assets
Fair value of plan assets,
beginning of year	$986.4	$870.3	$492.9	$441.0	$1,479.3	$1,311.3
Actual return on plan assets	72.5	82.5	0.6	51.0	73.1	133.5
Foreign currency exchange
rate changes	—	—	(3.8)	(16.8)	(3.8)	(16.8)
Employer contributions	154.9	115.3	35.2	40.8	190.1	156.1
Benefits paid and settlements	(80.5)	(81.7)	(27.4)	(23.1)	(107.9)	(104.8)
Fair value of plan assets, end of year	$1,133.3	$986.4	$497.5	$492.9	$1,630.8	$1,479.3

Funded status of plans	$(892.9)	$(646.2)	$(272.4)	$(188.7)	$(1,165.3)	$(834.8)
Accumulated benefit obligation	1,655.0	1,363.0	658.4	596.3	2,313.4	1,959.3

The following table represents assets by category and fair value level of the U.S and non-U.S. defined benefit employee retirement plans:

	December 31, 2011
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$9.2	$—	$—	$9.2
Equity securities	151.2	2.7	0.4	154.3
Corporate debt securities	—	260.1	—	260.1
U.S. government debt securities	0.1	223.2	—	223.3
U.S. government guaranteed mortgage backed securities	—	12.0	—	12.0
Other governmental debt securities	0.6	52.9	—	53.5
Investment funds	39.9	874.0	0.3	914.2
Other	—	4.2	—	4.2
Total	$201.0	$1,429.1	$0.7	$1,630.8

	December 31, 2010
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$10.1	$—	$—	$10.1
Equity securities	203.3	3.0	—	206.3
Corporate debt securities	0.1	217.3	—	217.4
U.S. government debt securities	—	137.2	—	137.2
U.S. government guaranteed mortgage backed securities	—	4.1	0.7	4.8
Other governmental debt securities	0.4	33.7	—	34.1
Investment funds	25.8	823.0	7.6	856.4
Other	—	13.0	—	13.0
Total	$239.7	$1,231.3	$8.3	$1,479.3

The changes in fair value of Level 3 assets for the year ended December 31, 2011 were as follows:

Beginning balance, January 1, 2011	$8.3
Actual return on assets	(0.1)
Purchases	0.4
Sales	(7.9)
Ending value, December 31, 2011	$0.7

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

The following table represents amounts recorded in the consolidated balance sheets as of December 31:

	U.S. Plans		Non-U.S. Plans		Total
	2011	2010	2011	2010	2011	2010

Current benefit liabilities	$(5.0)	$(5.0)	$(4.3)	$(4.1)	$(9.3)	$(9.1)
Noncurrent benefit liabilities	(887.9)	(641.1)	(268.1)	(184.6)	(1,156.0)	(825.7)
Total recognized liabilities	$(892.9)	$(646.1)	$(272.4)	$(188.7)	$(1,165.3)	$(834.8)

Amounts recognized in accumulated
other comprehensive loss (pre-tax)
Prior service cost	15.7	18.5	10.2	10.8	25.9	29.3
Net loss	1,070.0	787.0	236.6	152.2	1,306.6	939.2
Accumulated other comprehensive loss	$1,085.7	$805.5	$246.8	$163.0	$1,332.5	$968.5

The Company expects to recognize $76.4 of net loss and $3.7 of net prior service cost as a component of net periodic pension cost in 2012 for its defined benefit pension plans.

The expected return on plan assets is a long-term assumption based on projected returns for assets and the approved asset allocations of the plan.  For the purpose of pension expense recognition, the Company uses a market-related value of assets that amortizes the difference between the expected return and the actual return on plan assets over a three-year period.  The Company had approximately $12.5 of net unrecognized asset losses associated with its U.S. pension plans as of December 31, 2011 that will be recognized in the calculation of the market-related value of assets and subject to amortization in future periods.

For the United States defined benefit plan, as of December 31, 2011, the fair value of plan assets included 38% of equity securities and 62% of debt securities. The plan targets an asset allocation of 40% equity securities and 60% debt securities. The plan's expected long-term rate of return is based on the asset allocation and expected future rates of return on equity and fixed income securities based on the investment outlook provided by the Company's actuary.

Given the relatively long horizon of the Company's aggregate obligation, its investment strategy is to improve and maintain the funded status of its U.S. and non-U.S. plans over time without exposure to excessive asset value volatility. The Company manages this risk primarily by maintaining actual asset allocations between equity and fixed income securities for the plans within a specified range of its target asset allocation. In addition, the Company ensures that diversification across various investment subcategories within each plan are maintained within specified ranges.

All of the Company's pension assets are managed by outside investment managers and held in trust by third-party custodians. The selection and oversight of these outside service providers is the responsibility of investment committees. The selection of specific securities is at the discretion of the investment manager and is subject to the provisions set forth by written investment management agreements and related policy guidelines regarding permissible investments and risk control practices.

The Company's funding policy is to contribute to defined benefit plans when pension laws and economics either require or encourage funding. Contributions of approximately $115.1 are planned for the U.S. plans in 2012. Contributions of approximately $31.0 are planned for non-U.S. plans in 2012.

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

	Benefit Obligations at December 31,
	U.S. Plans		Non-U.S. Plans		Total
	2011	2010	2011	2010	2011	2010

Discount rate	4.3%	5.5%	4.3%	4.9%	4.3%	5.3%
Rate of increase in future
compensation levels	4.8%	4.8%	4.1%	4.3%	4.6%	4.6%

	Net Periodic Pension Cost for the Years Ended December 31,
	U.S. Plans		Non-U.S. Plans		Total
	2011	2010	2011	2010	2011	2010

Discount rate	5.5%	6.0%	4.9%	5.2%	5.2%	5.8%
Rate of increase in future
compensation levels	4.8%	4.8%	4.3%	4.5%	4.6%	4.7%
Expected long-term rate of
return on plan assets	6.4%	7.2%	6.5%	7.4%	6.4%	7.3%

The Company uses the Citigroup Pension Discount Curve and matches points along the curve to the estimated future benefit payments of the U.S. defined benefit plans to arrive at an effective discount rate. The discount rates for non-U.S. defined benefit plans are based on benchmark rate indices specific to the respective countries and durations similar to those of the plans' liabilities.

The Company expects to pay benefits under its defined benefit plans in future periods as detailed in the following table. The expected benefits have been estimated based on the same assumptions used to measure the Company's benefit obligation as of December 31, 2011 and include benefits attributable to future employee service.

	Estimated Future Benefit Payments
	U.S. Plans	Non-U.S. Plans	Total

2012	$80.9	$20.0	$100.9
2013	81.8	25.2	107.0
2014	83.2	23.7	106.9
2015	85.2	29.9	115.1
2016	87.6	30.0	117.6
2017-2021	498.1	195.3	693.4

Other Postretirement Plans

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for most retired employees, primarily in the U.S. The cost of providing these benefits to retirees outside the U.S. is not significant. Net periodic postretirement benefit cost included the following components:

	Years Ended December 31,
	2011	2010	2009
Net Periodic Postretirement Benefit Cost
Service cost	$5.1	$4.5	$4.5
Interest cost	15.8	16.3	15.8
Amortization of prior service credits	(6.6)	(6.8)	(6.8)
Amortization of actuarial losses	5.4	4.6	3.8
Total	$19.7	$18.6	$17.3

Other changes in benefit obligations that were recognized in or reclassified from other comprehensive income included:

	Years Ended December 31,
	2011	2010
Amortization of prior service costs	$6.6	$6.8
Amortization of loss	(5.4)	(4.6)
Net loss arising during the year	32.7	16.9
Total	$33.9	$19.1

The following table presents a reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation:

	December 31,
	2011	2010
Accumulated postretirement benefit obligation
Accrued postretirement benefit obligation at beginning of year	$310.9	$290.7
Service cost	5.1	4.5
Interest cost	15.8	16.3
Actuarial loss	32.7	16.9
Benefits paid	(18.7)	(17.5)
Accumulated postretirement benefit obligation at end of year	$345.8	$310.9

Funded status of plans	$(345.8)	$(310.9)

Amounts recognized in the consolidated balance sheets
Current benefit liabilities	$(20.0)	$(20.4)
Noncurrent benefit liabilities	(325.8)	(290.5)
Total recognized liabilities	$(345.8)	$(310.9)

Amounts recognized in accumulated other comprehensive loss (pre-tax)
Prior service credit	(9.9)	(16.5)
Net loss	129.8	102.5
Accumulated other comprehensive loss	$119.9	$86.0

The Company expects to recognize $7.5 of net loss and $4.7 of net prior service credit as a component of net periodic postretirement benefit cost in 2012.

The health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.4% in 2011 and was assumed to decrease gradually to 5.0% in 2033 and remain at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported, but is offset by plan provisions that limit the Company's share of the total postretirement health care benefits cost for the vast majority of participants. The Company's portion of the total annual health care benefits cost is capped at specified dollar amounts for participants who retired in 1994 or later and such limits are expected to be reached in all subsequent years. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation by 2.1% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2011 by 1.6%. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation by 1.8% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2011 by 1.3%.

The discount rate used in determining the accumulated postretirement benefit obligation was 4.25% and 5.25% at December 31, 2011 and 2010, respectively. The Company uses the Citigroup Pension Discount Curve and matches points along the curve to the estimated future benefit payments of the U.S. postretirement health care benefit plans to arrive at an effective discount rate.

The Company funds most of the cost of the postretirement health care and life insurance benefits as incurred. Benefit payments to retirees were $18.7 for the year ended December 31, 2011. Reimbursements received under Medicare Part D were $1.0 for the year ended December 31, 2011. The Company expects to pay future benefits under its postretirement health care and life insurance benefit plans and expects to receive reimbursements from annual Medicare Part D subsidy as detailed in the following table. The expected payments have been estimated based on the same assumptions used to measure the Company's postretirement benefit obligations as of December 31, 2011.

	Estimated	Estimated
	Postretirement Benefit	Medicare
	Payments	Subsidies

2012	$20.4	$1.8
2013	20.5	2.0
2014	20.6	2.3
2015	20.8	2.5
2016	21.0	2.7
2017-2021	108.0	17.8
Defined Contribution Plans

The Company has various defined contribution and savings plans covering certain employees. The Company made matching contributions under defined contribution plans of $22.9, $20.6 and $19.7 for the years ended December 31, 2011, 2010 and 2009, respectively. The U.S. plan is the largest of the defined contribution and savings plans maintained by the Company. Employer matching contributions for the U.S. defined contribution plan for the year ended December 31, 2011 was $16.2. The Company expects to make additional contributions of $22.9 to all defined contribution plans during 2012.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Chapter 11 Related Matters

On May 15, 1995 (the “Filing Date”), the Company voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Eastern District of Michigan, Northern Division in order to resolve the Company's breast implant liabilities and related matters (the “Chapter 11 Proceeding”). The Joint Plan of Reorganization was confirmed in November 1999 and provides funding for the resolution of breast implant and other products liability litigation covered by the Chapter 11 Proceeding through several settlement options or through litigation and for the satisfaction of commercial creditor claims in the Chapter 11 Proceeding. The Company emerged from the Chapter 11 Proceeding on June 1, 2004 (the “Effective Date”) and is implementing its Joint Plan of Reorganization.

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

Funding the Settlement and Litigation Facilities

The Company has an obligation to fund the Settlement Facility and the Litigation Facility (collectively, the “Facilities”) over a 16-year period, commencing at the Effective Date. The Company anticipates that it will be able to meet its remaining payment obligations to the Facilities utilizing cash flow from operations, insurance proceeds and/or prospective borrowings. If the Company is unable to meet its remaining obligations to fund the Facilities, the Company will also have access to a ten-year unsecured revolving credit commitment, established by Dow Chemical and Corning, in an original maximum aggregate amount of $300.0. Beginning June 1, 2009, the amount available decreases by $50.0 per year and will fully expire June 1, 2014. As of December 31, 2011 the maximum aggregate amount available to the Company under this revolving credit commitment was $150.0. As of December 31, 2011, the Company had not drawn any amounts against the revolving credit commitment.

Funds are paid by the Company (a) to the Settlement Facility with respect to products liability claims, as such claims are processed and allowed by the Settlement Facility and (b) via the Settlement Facility with respect to products liability claims processed through the Litigation Facility, as such claims are resolved. Insurance settlements are paid by the Company's insurers directly to the Settlement Facility on behalf of the Company. The amount of funds paid by or on behalf of the Company is subject to annual and aggregate funding limits. The Company has made payments of $1,681.9 to the Settlement Facility through December 31, 2011.

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

As of December 31, 2011 and December 31, 2010, the Company's “Implant reserve” recorded in the consolidated balance sheets was $1,595.2 and $1,566.8 respectively. These amounts reflect the Company's estimated remaining obligation to fund the resolution of breast implant and other medical device claims pursuant to the Company's Joint Plan of Reorganization and other breast implant litigation related matters

During 2010, the Company recorded an out of period adjustment of $25.6 to reflect prior years' settlements of products liability claims. The adjustment reduced the Company's liability to fund the Settlement Facility as recorded in “Implant reserve” on the consolidated balance sheet and increased “Other nonoperating expenses, net” on the consolidated statement of income. The adjustment increased the Company's pretax income by $25.6 and net income by $16.1.

Insurance Proceeds - London Market Insurers

The London Market Insurers (the “LMI Claimants”) have claimed a reimbursement right with respect to a portion of insurance proceeds based on a theory that the LMI Claimants overestimated the Company's products liability. As of December 31, 2010, the Company had estimated its liability to be between $10.0 and $20.0. During the period ended March 31, 2011, the Company and the LMI Claimants settled for an amount within that range. The settlement amount was paid during the period ended June 30, 2011.

Insurance Allocation Agreement between the Company and Dow Chemical

A number of the products liability insurance policies relevant to claims against the Company name the Company and Dow Chemical as co-insureds (the “Shared Insurance Assets”). In order to resolve issues related to the amount of the Shared Insurance Assets that would be available to the Company for resolution of its products liability claims, the Company and Dow Chemical entered into an insurance allocation agreement. Under this agreement, 25% of certain of the Shared Insurance Assets were paid by the Company to Dow Chemical subsequent to the Effective Date. In accordance with the agreement, a portion of any such amounts paid to Dow Chemical, to the extent not offset by certain qualifying product liability claims paid by Dow Chemical, will be paid over to the Company after the expiration of a 17.5-year period commencing on the Effective Date. As of December 31, 2011, Dow Chemical had given notice to the Company that it has thus far incurred $168.8 of potentially qualifying claims.

The maximum $285.0 liability was paid in full as of September 30, 2009. However, as the settlement with the LMI Claimants was a return of Shared Insurance Assets, Dow Chemical was required to return insurance proceeds equal to 25% of the settlement, reducing the insurance proceeds paid by the Company to less than the maximum liability. As a result of this reduction and subsequent remittances of insurance proceeds, $2.2 was reflected in “Other noncurrent liabilities” as of December 31, 2011.

Commercial Creditor Issues

The Joint Plan of Reorganization provides that each of the Company's commercial creditors (the “Commercial Creditors”) would receive in cash the sum of (a) an amount equal to the principal amount of their claims and (b) interest on such claims.     The actual amount of interest that will ultimately be paid to these Commercial Creditors is uncertain due to pending litigation between the Company and the Commercial Creditors regarding the appropriate interest rates to be applied to outstanding obligations from the Filing Date through the Effective Date (the “Pendency Interest”) as well as the presence of any recoverable fees, costs and expenses.

The Company's position is that (a) Pendency Interest should be (i) an amount determined by applying non-default rates of interest for floating rate obligations in accordance with the formulas in the relevant contracts, except that the aggregate amount of interest cannot be less than that resulting from the application of a fixed rate of 6.28% through the Effective Date and (ii) the higher of the relevant contract rates or 6.28% for all other obligations to the Commercial Creditors through the Effective Date, (b) interest payable to the Commercial Creditors for periods following the Effective Date should be computed at 5% and (c) default interest rates should not apply (the “Company's Position”). The Commercial Creditors' position is that (a) Pendency Interest should be an amount determined by applying default rates of interest with respect to amounts overdue under the terms of the relevant debt and commercial agreements until the Effective Date, (b) interest payable to the Commercial Creditors for periods following the Effective Date should be computed at 5% and (c) certain of the Commercial Creditors are entitled to unspecified fees, costs and expenses. The Company has paid to the Commercial Creditors an amount of interest that the Company considers to be undisputed, which was calculated by application of the Company's Position (the “Undisputed Portion”).

In July 2006, the U.S. Court of Appeals for the Sixth Circuit concluded that there is a general presumption that contractually specified default interest should be paid by a solvent debtor to unsecured creditors (the “Interest Rate Presumption”) and permitting the Company's Commercial Creditors to recover fees, costs and expenses where allowed by relevant loan agreements and state law. The matter was remanded to the U.S. District Court for the Eastern District of Michigan for further proceedings to determine the presence of equitable considerations that would preclude the application of the Interest Rate Presumption or, in the absence of equitable considerations, what the default rates of interest will be, along with any recoverable fees, costs and expenses.

As of December 31, 2011, the Company has paid approximately $1.5 billion to the Commercial Creditors, representing principal and the Undisputed Portion. As of December 31, 2011, the Company has estimated its liability payable to the Commercial Creditors to be within a range of $85.5 to $280.2. However, no single amount within the range appears to be a better estimate than any other amount within the range. Therefore, the Company has recorded the minimum liability within the range. As of December 31, 2011 and December 31, 2010, the amount of interest included in “Accrued interest” recorded in the consolidated balance sheets related to the Company's potential obligation to pay additional interest to its Commercial Creditors in the Chapter 11 Proceeding was $84.0 and $79.9, respectively. The actual amount of interest that will be paid to these creditors is uncertain and will ultimately be resolved through continued proceedings in the District Court.

Risks and Uncertainties

While the Company does not anticipate a need to further revise amounts recorded in its consolidated financial statements for these Chapter 11 related matters, as additional facts and circumstances develop, it is at least reasonably possible that amounts recorded in the Company's consolidated financial statements may be revised. Future revisions, if required, could have a material effect on the Company's financial position or results of operations in the period or periods in which such revisions are recorded. Since any specific future developments, and the impact such developments might have on amounts recorded in the Company's consolidated financial statements, are unknown at this time, an estimate of possible future adjustments cannot be made.

Environmental Matters

The Company was previously advised by the United States Environmental Protection Agency (“EPA”) or by similar state and non-U.S. national regulatory agencies that the Company, together with others, is a Potentially Responsible Party (“PRP”) with respect to a portion of the cleanup costs and other related matters involving a number of waste disposal sites. Management believes that there are 24 sites at which the Company may have some liability, although management expects to settle the Company's liability for nine of these sites for amounts that are immaterial.

Based upon preliminary estimates by the EPA or the PRP groups formed with respect to these sites, the aggregate liabilities for all PRP's at those sites at which management believes the Company may have more than a de minimis liability is $31.0. Management cannot estimate the aggregate liability for all PRP's at all of the sites at which management expects the Company has a de minimis liability. The Company records accruals for environmental matters when it is probable that a liability has been incurred and the Company's costs can be reasonably estimated. The amount accrued for environmental matters as of December 31, 2011 and 2010 was $4.9 and $2.1, respectively.

As additional facts and circumstances develop, it is at least reasonably possible that the accrued liability related to environmental matters may be revised. While there are a number of uncertainties with respect to the Company's estimate of its ultimate liability for cleanup costs at these waste disposal sites, management believes that any costs incurred in excess of those accrued will not have a material adverse impact on the Company's consolidated financial position or results of operations. This opinion is based upon the number of identified PRP's at each site, the number of such PRP's that are believed by management to be financially capable of paying their share of the ultimate liability, and the portion of waste sent to the sites for which management believes the Company might be held responsible based on available records.

Other Regulatory Matters

Companies that manufacture and sell chemical products may experience risks under current or future laws and regulations which may result in significant costs and liabilities. The Company routinely conducts health, toxicological and environmental tests of its products. The Company cannot predict what future legal, regulatory or other actions, if any, may be taken regarding the Company's products or the consequences of their production and sale. Such actions could result in significant losses, and there can be no assurance that significant losses would not be incurred. However, based on currently available information, the Company's management does not believe that any such actions would have a material adverse effect on the Company's financial condition or results of operations.

Polycrystalline Silicon Market Conditions

The Company is a provider of polycrystalline silicon and other silicon-based products used in the manufacturing of semiconductor devices and solar cells and modules. Pricing for these products declined sharply during the fourth quarter of 2011 and future market conditions are uncertain. These products account for a significant portion of the Company's operating results.

As of December 31, the Company has approximately $152.9 in construction-in-progress assets related to a plant expansion that is in the process of being delayed. The Company may incur additional capital spending prior to full delay of the expansion activities. The Company determined that the pending delay is temporary as of December 31, 2011. However, it is possible that unfavorable market conditions in the future could result in a decision to abandon certain expansion activities, resulting in write-off of all or a portion of these assets.

Leases

The Company leases certain real and personal property under agreements that generally require the Company to pay for maintenance, insurance and taxes. For the years ended December 31, 2011, 2010 and 2009 lease expense was $55.9, $51.8 and $51.1, respectively. The minimum future lease payments required under noncancellable operating leases at December 31, 2011 in the aggregate, are $212.6 including the following amounts due in each of the next five years: 2012 - $42.4, 2013 - $30.3, 2014 - $25.7, 2015 - $20.4 and 2016 - $18.0.

NOTE 17 - RELATED PARTY TRANSACTIONS

The Company has transactions in the normal course of business with its shareholders, Dow Chemical and Corning and their affiliates. The following tables summarize related party transactions and balances with the Company's shareholders:

	Years Ended December 31,
	2011	2010	2009
Sales to Dow Chemical	$11.8	$14.4	$14.6
Sales to Corning	22.3	19.3	17.1
Purchases from Dow Chemical	69.3	68.1	43.5

	December 31,
	2011	2010
Accounts receivable from Dow Chemical	$0.5	$0.4
Accounts receivable from Corning	1.2	1.2
Accounts payable to Dow Chemical	3.8	5.3

In addition, non-wholly owned consolidated subsidiaries of the Company have transactions in the normal course of business with their noncontrolling shareholders. The following tables summarize related party transactions and balances between these non-wholly owned consolidated subsidiaries and their minority owners:

	Years Ended December 31,
	2011	2010	2009
Sales to minority owners	$714.9	$483.9	$436.6
Purchases from minority owners	328.2	275.9	77.8

	December 31,
	2011	2010
Accounts receivable from minority owners	$78.0	$137.9
Accounts payable to minority owners	13.5	8.1

Management believes the costs of such purchases and the prices for such sales were competitive with purchases from other suppliers and sales to other customers.

In addition, the Company loans excess funds to Toray Industries, Inc., which is the minority shareholder of one of the Company's non-wholly owned consolidated subsidiaries. The amount of loans receivable at December 31, 2011 and 2010 was $92.2 and $42.1, respectively. These balances are included in “Notes and other receivables” in the consolidated balance sheets. Management believes that interest earned from this loan arrangement is at rates commensurate with market rates for companies of similar credit standing.