Form 10-Q
period 2012-03-31
DOW CHEMICAL CO /DE/
filed 2012-05-02
CIK 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2012
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☑ No

Outstanding at
Class	March 31, 2012
Common Stock, par value $2.50 per share	1,195,379,948 shares

The Dow Chemical Company
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2012

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions, except per share amounts (Unaudited)	Mar 31, 2012	Mar 31, 2011
Net Sales	$14,719	$14,733
Cost of sales	12,285	12,117
Research and development expenses	405	400
Selling, general and administrative expenses	707	700
Amortization of intangibles	122	123
Restructuring charges	357	—
Acquisition-related integration expenses	—	31
Equity in earnings of nonconsolidated affiliates	169	298
Sundry income (expense) - net	17	(449)
Interest income	6	7
Interest expense and amortization of debt discount	329	377
Income Before Income Taxes	706	841
Provision for income taxes	186	120
Net Income	520	721
Net income attributable to noncontrolling interests	23	11
Net Income Attributable to The Dow Chemical Company	497	710
Preferred stock dividends	85	85
Net Income Available for The Dow Chemical Company Common Stockholders	$412	$625

Per Common Share Data:
Earnings per common share - basic	$0.35	$0.55
Earnings per common share - diluted	$0.35	$0.54

Common stock dividends declared per share of common stock	$0.25	$0.15
Weighted-average common shares outstanding - basic	1,160.9	1,139.5
Weighted-average common shares outstanding - diluted	1,168.7	1,161.2

Depreciation	$510	$559
Capital Expenditures	$402	$405
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2012	Mar 31, 2011
Net Income	$520	$721
Other Comprehensive Income (Loss), Net of Tax
Net change in unrealized gains on investments	57	14
Translation adjustments	282	441
Adjustments to pension and other postretirement benefit plans	85	72
Net losses on cash flow hedging derivative instruments	(14)	(9)
Other comprehensive income	410	518
Comprehensive Income	930	1,239
Comprehensive income attributable to noncontrolling interests, net of tax	23	11
Comprehensive Income Attributable to The Dow Chemical Company	$907	$1,228
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Mar 31, 2012	Dec 31, 2011
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2012: $154; 2011: $170)	$3,608	$5,444
Marketable securities and interest-bearing deposits	2	2
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2012: $139; 2011: $121)	5,480	4,900
Other	5,026	4,726
Inventories	8,882	7,577
Deferred income tax assets - current	596	471
Other current assets	317	302
Total current assets	23,911	23,422
Investments
Investment in nonconsolidated affiliates	3,118	3,405
Other investments (investments carried at fair value - 2012: $2,098; 2011: $2,008)	2,597	2,508
Noncurrent receivables	1,265	1,144
Total investments	6,980	7,057
Property
Property	53,013	52,216
Less accumulated depreciation	35,734	34,917
Net property (variable interest entities restricted - 2012: $2,264; 2011: $2,169)	17,279	17,299
Other Assets
Goodwill	12,973	12,930
Other intangible assets (net of accumulated amortization - 2012: $2,490; 2011: $2,349)	4,983	5,061
Deferred income tax assets - noncurrent	2,523	2,559
Asbestos-related insurance receivables - noncurrent	168	172
Deferred charges and other assets	781	724
Total other assets	21,428	21,446
Total Assets	$69,598	$69,224
Liabilities and Equity
Current Liabilities
Notes payable	$555	$541
Long-term debt due within one year	1,798	2,749
Accounts payable:
Trade	4,944	4,778
Other	2,369	2,216
Income taxes payable	514	382
Deferred income tax liabilities - current	125	129
Dividends payable	379	376
Accrued and other current liabilities	2,781	2,463
Total current liabilities	13,465	13,634
Long-Term Debt (variable interest entities nonrecourse - 2012: $1,276; 2011: $1,138)	18,224	18,310
Other Noncurrent Liabilities
Deferred income tax liabilities - noncurrent	1,061	1,091
Pension and other postretirement benefits - noncurrent	8,905	9,034
Asbestos-related liabilities - noncurrent	591	608
Other noncurrent obligations	3,154	3,109
Total other noncurrent liabilities	13,711	13,842
Redeemable Noncontrolling Interest	147	147
Stockholders’ Equity
Preferred stock, series A	4,000	4,000
Common stock	2,988	2,961
Additional paid-in capital	2,846	2,663
Retained earnings	19,203	19,087
Accumulated other comprehensive loss	(5,586)	(5,996)
Unearned ESOP shares	(425)	(434)
The Dow Chemical Company’s stockholders’ equity	23,026	22,281
Noncontrolling interests	1,025	1,010
Total equity	24,051	23,291
Total Liabilities and Equity	$69,598	$69,224
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
In millions (Unaudited)	Mar 31, 2012	Mar 31, 2011
Operating Activities
Net Income	$520	$721
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	679	731
Credit for deferred income tax	(158)	(112)
Earnings of nonconsolidated affiliates less than dividends received	316	210
Pension contributions	(380)	(220)
Net gain on sales of investments	(7)	(16)
Net gain on sales of property, businesses and consolidated companies	(54)	(4)
Other net (gain) loss	25	(1)
Restructuring charges	357	—
Loss on early extinguishment of debt	24	472
Excess tax benefits from share-based payment arrangements	(57)	(9)
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(2,416)	(1,940)
Proceeds from interests in trade accounts receivable conduits	1,662	990
Inventories	(1,300)	(1,045)
Accounts payable	185	351
Other assets and liabilities	553	(303)
Cash used in operating activities	(51)	(175)
Investing Activities
Capital expenditures	(402)	(405)
Construction of assets pending sale / leaseback	—	(62)
Proceeds from sale / leaseback of assets	—	46
Proceeds from sales of property, businesses and consolidated companies	61	81
Acquisitions of businesses	—	(6)
Investments in consolidated companies, net of cash acquired	—	(54)
Investments in and loans to nonconsolidated affiliates	(101)	(36)
Distributions from nonconsolidated affiliates	—	27
Purchases of investments	(160)	(159)
Proceeds from sales and maturities of investments	140	216
Cash used in investing activities	(462)	(352)
Financing Activities
Changes in short-term notes payable	(58)	55
Proceeds from issuance of long-term debt	224	20
Payments on long-term debt	(1,313)	(2,923)
Purchases of treasury stock	—	(19)
Proceeds from issuance of common stock	122	54
Proceeds from sales of common stock	—	98
Excess tax benefits from share-based payment arrangements	57	9
Contribution from noncontrolling interests	—	20
Distributions to noncontrolling interests	(46)	(18)
Dividends paid to stockholders	(374)	(256)
Cash used in financing activities	(1,388)	(2,960)
Effect of Exchange Rate Changes on Cash	65	10
Summary
Decrease in cash and cash equivalents	(1,836)	(3,477)
Cash and cash equivalents at beginning of year	5,444	7,039
Cash and cash equivalents at end of period	$3,608	$3,562
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended
In millions (Unaudited)	Mar 31, 2012	Mar 31, 2011
Preferred Stock
Balance at beginning of year and end of period	$4,000	$4,000
Common Stock
Balance at beginning of year	2,961	2,931
Common stock issued	27	8
Balance at end of period	2,988	2,939
Additional Paid-in Capital
Balance at beginning of year	2,663	2,286
Common stock issued	95	47
Stock-based compensation and allocation of ESOP shares	88	(90)
Balance at end of period	2,846	2,243
Retained Earnings
Balance at beginning of year	19,087	17,736
Net income available for The Dow Chemical Company common stockholders	412	625
Dividends declared on common stock (per share: $0.25 in 2012, $0.15 in 2011)	(292)	(172)
Other	(4)	(2)
Balance at end of period	19,203	18,187
Accumulated Other Comprehensive Loss
Balance at beginning of year	(5,996)	(4,399)
Other comprehensive income	410	518
Balance at end of period	(5,586)	(3,881)
Unearned ESOP Shares
Balance at beginning of year	(434)	(476)
Shares allocated to ESOP participants	9	9
Balance at end of period	(425)	(467)
Treasury Stock
Balance at beginning of year	—	(239)
Purchases	—	(19)
Issuance to employees and employee plans	—	258
Balance at end of period	—	—
The Dow Chemical Company’s Stockholders’ Equity	23,026	23,021
Noncontrolling Interests
Balance at beginning of year	1,010	803
Net income attributable to noncontrolling interests	23	11
Distributions to noncontrolling interests	(46)	(18)
Capital contributions	—	20
Consolidation of a variable interest entity	37	—
Other	1	—
Balance at end of period	1,025	816
Total Equity	$24,051	$23,837
See Notes to the Consolidated Financial Statements.

(Unaudited)	The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 1. Financial Statements. Notes to the Consolidated Financial Statements

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS
The unaudited interim consolidated financial statements of The Dow Chemical Company and its subsidiaries (“Dow” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE B – RECENT ACCOUNTING GUIDANCE
On January 1, 2012, the Company adopted Accounting Standards Update ("ASU") 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income," as amended by ASU 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." This standard improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. See the Consolidated Statements of Comprehensive Income and Note P.

On January 1, 2012, the Company adopted ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," which provides common requirements for measuring fair value and disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards ("IFRS"). See Note H for additional information about fair value measurements.

Accounting Guidance Issued But Not Adopted as of March 31, 2012
In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities," which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Retrospective presentation for all comparative periods presented is required. The Company is currently evaluating the impact of adopting this guidance.

NOTE C – RESTRUCTURING
2012 Restructuring
On March 27, 2012, the Company's Board of Directors approved a restructuring plan to optimize its portfolio, respond to changing and volatile economic conditions, particularly in Western Europe, and to advance the Company's Efficiency for Growth program, which was initiated by the Company in the second quarter of 2011. The restructuring plan includes the elimination of approximately 900 positions. In addition, the Company will shut down a number of manufacturing facilities. These actions are expected to be completed primarily over the next two years.

As a result of the restructuring activities, the Company recorded pretax restructuring charges of $357 million in the first quarter of 2012 consisting of costs associated with exit or disposal activities of $150 million, severance costs of $113 million and asset write-downs and write-offs of $94 million. The impact of these charges is shown as "Restructuring charges" in the consolidated statements of income and reflected in the Company's segment results as shown in the following table.

2012 Restructuring Charges by Operating Segment
In millions	Costs associated with Exit or Disposal Activities	Severance Costs	Impairment of Long-Lived Assets and Other Assets	Total
Electronic and Functional Materials	$—	$—	$17	$17
Coatings and Infrastructure Solutions	4	—	37	41
Performance Materials	146	—	40	186
Corporate	—	113	—	113
Total	$150	$113	$94	$357

Details regarding the components of the 2012 restructuring charges are discussed below:

Costs Associated with Exit or Disposal Activities
The restructuring charges for costs associated with exit or disposal activities totaled $150 million in the first quarter of 2012 and included contract cancellation fees of $149 million, impacting Performance Materials ($146 million) and Coatings and Infrastructure Solutions ($3 million), and asbestos abatement costs of $1 million impacting Coatings and Infrastructure Solutions.

Severance Costs
The restructuring charges included severance of $113 million for the separation of approximately 900 employees under the terms of the Company's ongoing benefit arrangements, primarily by June 30, 2012. These costs were charged against Corporate. At March 31, 2012, no severance had been paid.

Impairment of Long-Lived Assets and Other Assets
The restructuring charges related to the write-down and write-off of assets in the first quarter of 2012 totaled $94 million. Details regarding the write-downs and write-offs are as follows:

•
The Company evaluated its facilities that manufacture STYROFOAM™ brand insulation and as a result, the decision was made to shut down facilities in Balatonfuzfo, Hungary; Estarreja, Portugal; and Charleston, Illinois. In addition, a facility in Terneuzen, The Netherlands will be idled and impaired. Write-downs associated with these facilities of
$37 million were recorded in the first quarter of 2012 against the Coatings and Infrastructure Solutions segment. These facilities are expected to be shut down by year-end 2012.

•
The decision was made to shut down and/or consolidate certain manufacturing assets in the Polyurethanes and Epoxy businesses in Texas and Germany. Write-downs associated with these assets of $15 million were recorded in the first quarter of 2012 against the Performance Materials segment. These assets are expected to be shut down by the end of the third quarter of 2012.

•
Certain capital projects were canceled resulting in the write-off of project spending of $42 million against the Performance Materials ($25 million) and Electronic and Functional Materials ($17 million) segments.

The following table summarizes the activities related to the Company's restructuring reserve:

2012 Restructuring Activities
In millions	Costs associated with Exit or Disposal Activities	Severance Costs	Impairment of Long-Lived Assets and Other Assets	Total
Restructuring charges recognized in the first quarter of 2012	$150	$113	$94	$357
Charges against the reserve	—	—	(94)	(94)
Reserve balance at Mar 31, 2012	$150	$113	$—	$263

Dow expects to incur future costs related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations, and to ensure competitiveness across its businesses and across geographic areas. Future costs are expected to include demolition costs related to closed facilities; these will be recognized as incurred. The Company also expects to incur additional employee-related costs, including voluntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

NOTE D – ACQUISITIONS AND DIVESTITURES
Rohm and Haas Acquisition and Integration Related Expenses
During the first quarter of 2011, pretax charges totaling $31 million were recorded for integration costs related to the April 1, 2009 acquisition of Rohm and Haas Company ("Rohm and Haas"), which was completed in the first quarter of 2011. These charges were recorded in "Acquisition-related integration expenses" in the consolidated statements of income and reflected in Corporate.

Divestiture of the Styron Business Unit
On June 17, 2010, the Company sold the Styron business unit ("Styron") to an affiliate of Bain Capital Partners. The proceeds received on the sale included a $75 million long-term note receivable. In addition, the Company elected to acquire a 7.5 percent equity interest in the resulting privately held, global materials company.

On February 3, 2011, Styron repaid the $75 million long-term note receivable, plus interest. In the first quarter of 2011, the Company received dividend income of $25 million, recorded in "Sundry income (expense) - net" in the consolidated statements of income and reflected in Corporate. The Company continued to hold a 6.5 percent equity interest at March 31, 2012.

NOTE E – INVENTORIES
The following table provides a breakdown of inventories:

Inventories In millions	Mar 31, 2012	Dec 31, 2011
Finished goods	$4,994	$4,327
Work in process	2,087	1,716
Raw materials	1,016	765
Supplies	785	769
Total inventories	$8,882	$7,577
The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $1,148 million at March 31, 2012 and $1,105 million at December 31, 2011.

NOTE F – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the carrying amount of goodwill by operating segment:

Goodwill	Electronic and Functional Materials	Coatings and Infra- structure Solutions	Ag Sciences	Perf Materials	Perf Plastics	Feedstocks and Energy	Total
In millions
Net goodwill at Dec 31, 2011	$4,934	$4,041	$1,558	$959	$1,375	$63	$12,930
Foreign currency impact	13	18	—	1	11	—	43
Net goodwill at Mar 31, 2012	$4,947	$4,059	$1,558	$960	$1,386	$63	$12,973

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	At March 31, 2012			At December 31, 2011
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$1,700	$(631)	$1,069	$1,693	$(594)	$1,099
Patents	119	(104)	15	119	(97)	22
Software	1,064	(613)	451	1,049	(596)	453
Trademarks	691	(237)	454	695	(224)	471
Customer related	3,699	(796)	2,903	3,652	(730)	2,922
Other	149	(109)	40	150	(108)	42
Total other intangible assets, finite lives	$7,422	$(2,490)	$4,932	$7,358	$(2,349)	$5,009
IPR&D (1), indefinite lives	51	—	51	52	—	52
Total other intangible assets	$7,473	$(2,490)	$4,983	$7,410	$(2,349)	$5,061

(1)	In-process research and development (“IPR&D”) purchased in a business combination.

The following table provides information regarding amortization expense related to intangible assets:

Amortization Expense	Three Months Ended
In millions	Mar 31, 2012	Mar 31, 2011
Other intangible assets, excluding software	$122	$123
Software, included in “Cost of sales”	$15	$23

Total estimated amortization expense for 2012 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2012	$556
2013	$535
2014	$514
2015	$496
2016	$484
2017	$450

NOTE G – FINANCIAL INSTRUMENTS
Investments
The Company’s investments in marketable securities are primarily classified as available-for-sale.

Investing Results	Three Months Ended
In millions	Mar 31, 2012	Mar 31, 2011
Proceeds from sales of available-for-sale securities	$134	$190
Gross realized gains	$5	$9
Gross realized losses	$(4)	$(1)

The following table summarizes the contractual maturities of the Company’s investments in debt securities:

Contractual Maturities of Debt Securities at March 31, 2012
In millions	Amortized Cost	Fair Value
Within one year	$28	$29
One to five years	454	498
Six to ten years	505	546
After ten years	235	274
Total	$1,222	$1,347

At March 31, 2012, the Company had $1,700 million held-to-maturity securities (primarily Treasury Bills) classified as cash equivalents, as these securities had original maturities of three months or less ($1,836 million at December 31, 2011). The Company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. At March 31, 2012, the Company had investments in money market funds of $3 million classified as cash equivalents ($1,090 million at December 31, 2011).
The net unrealized gain recognized during the first quarter of 2012 on trading securities held at March 31, 2012 was $24 million ($11 million during the three-month period ended March 31, 2011).

The following tables provide the fair value and gross unrealized losses of the Company’s investments that were deemed to be temporarily impaired at March 31, 2012 and December 31, 2011, aggregated by investment category:

Temporarily Impaired Securities at March 31, 2012 (1)
	Less than 12 months
In millions	Fair Value	Unrealized Losses
Debt securities:
Government debt (2)	$23	$—
Corporate bonds	55	(1)
Total debt securities	$78	$(1)
Equity securities	157	(8)
Total temporarily impaired securities	$235	$(9)

(1)	Unrealized losses of 12 months or more were less than $1 million.

(2)	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations, with unrealized losses of less than $1 million.

Temporarily Impaired Securities at December 31, 2011 (1)
	Less than 12 months
In millions	Fair Value	Unrealized Losses
Debt securities:
Corporate bonds	$44	$(2)
Equity securities	190	(36)
Total temporarily impaired securities	$234	$(38)

(1)	Unrealized losses of 12 months or more were less than $1 million.

Portfolio managers regularly review the Company’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of the impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred.
For debt securities, the credit rating of the issuer, current credit rating trends, the trends of the issuer’s overall sector, the ability of the issuer to pay expected cash flows and the length of time the security has been in a loss position are considered in determining whether unrealized losses represent an other-than-temporary impairment. The Company did not have any credit-related losses during the first quarters of 2012 or 2011.
For equity securities, the Company’s investments are primarily in Standard & Poor’s (“S&P”) 500 companies; however, the Company’s policies allow investments in companies outside of the S&P 500. The largest holdings are Exchange Traded Funds that represent the S&P 500 index or an S&P 500 sector or subset; the Company also has holdings in Exchange Traded Funds that represent emerging markets. The Company considers the evidence to support the recovery of the cost basis of a security including volatility of the stock, the length of time the security has been in a loss position, value and growth expectations, and overall market and sector fundamentals, as well as technical analysis, in determining whether unrealized losses represent an other-than-temporary impairment. In the first quarter of 2012, other-than-temporary impairment write-downs on investments still held by the Company were $4 million ($2 million in the first quarter of 2011).
The aggregate cost of the Company’s cost method investments totaled $186 million at March 31, 2012 and $179 million at December 31, 2011. Due to the nature of these investments, the fair market value is not readily determinable. These investments are reviewed quarterly for impairment indicators. At March 31, 2012, the Company's impairment analysis resulted in no reduction in the cost basis of these investments (no reduction at March 31, 2011).

The following table summarizes the fair value of financial instruments at March 31, 2012 and December 31, 2011:

Fair Value of Financial Instruments
	At March 31, 2012				At December 31, 2011
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities: (1)
Debt securities:
Government debt (2)	$549	$53	$—	$602	$556	$62	$—	$618
Corporate bonds	673	73	(1)	745	652	73	(2)	723
Total debt securities	$1,222	$126	$(1)	$1,347	$1,208	$135	$(2)	$1,341
Equity securities	649	110	(8)	751	646	57	(36)	667
Total marketable securities	$1,871	$236	$(9)	$2,098	$1,854	$192	$(38)	$2,008
Long-term debt incl. debt due within one year (3)	$(20,022)	$41	$(2,799)	$(22,780)	$(21,059)	$6	$(2,736)	$(23,789)
Derivatives relating to:
Foreign currency (4)	$—	$31	$(16)	$15	$—	$31	$(17)	$14
Commodities (5)	$—	$21	$(8)	$13	$—	$16	$(1)	$15

(1)	Included in “Other investments” in the consolidated balance sheets.

(2)	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

(3)	Cost includes fair value adjustments of $23 million at March 31, 2012 and $23 million at December 31, 2011.

(4)	Includes immaterial gains and losses related to interest rate risk management positions.

(5)	Presented net of cash collateral, as disclosed in Note H.

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
The Company’s risk management program for interest rate, foreign currency and commodity risks is based on fundamental, mathematical and technical models that take into account the implicit cost of hedging. Risks created by derivative instruments and the mark-to-market valuations of positions are strictly monitored at all times, using value at risk and stress tests. Counterparty credit risk arising from these contracts is not significant because the Company minimizes counterparty concentration, deals primarily with major financial institutions of solid credit quality, and the majority of its hedging transactions mature in less than three months. In addition, the Company minimizes concentrations of credit risk through its global orientation by transacting with large, internationally diversified financial counterparties. It is the Company’s policy to not have credit-risk-related contingent features in its derivative instruments. No significant concentration of counterparty credit risk existed at March 31, 2012. The Company does not anticipate losses from credit risk, and the net cash requirements arising from counterparty risk associated with risk management activities are not expected to be material in 2012.
The Company revises its strategies as market conditions dictate and management reviews its overall financial strategies and the impacts from using derivatives in its risk management program with the Company’s Board of Directors.
Interest Rate Risk Management
The Company enters into various interest rate contracts with the objective of lowering funding costs or altering interest rate exposures related to fixed and variable rate obligations. In these contracts, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. At March 31, 2012, the Company had open interest rate swaps with maturity dates that extend to 2019.
Foreign Currency Risk Management
The Company’s global operations require active participation in foreign exchange markets. The Company enters into foreign exchange forward contracts and options, and cross-currency swaps to hedge various currency exposures or create desired exposures. Exposures primarily relate to assets, liabilities and bonds denominated in foreign currencies, as well as economic exposure, which is derived from the risk that currency fluctuations could affect the dollar value of future cash flows related to operating activities. The primary business objective of the activity is to optimize the U.S. dollar value of the Company’s assets, liabilities and future cash flows with respect to exchange rate fluctuations. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. At March 31, 2012, the Company had forward contracts, options and cross-currency swaps to buy, sell or exchange foreign currencies. These contracts had various expiration dates, primarily in the second quarter of 2012.
Commodity Risk Management
The Company has exposure to the prices of commodities in its procurement of certain raw materials. The primary purpose of commodity hedging activities is to manage the price volatility associated with these forecasted inventory purchases. At March 31, 2012, the Company had futures contracts, options and swaps to buy, sell or exchange commodities. These agreements had various expiration dates through second quarter of 2014.
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
The net loss from previously terminated interest rate cash flow hedges included in AOCI at March 31, 2012 was $1 million after tax ($1 million after tax at December 31, 2011). The Company had open interest rate derivatives designated as cash flow hedges at March 31, 2012 with a notional U.S. dollar equivalent of $263 million (no open interest rate derivatives designated as cash flow hedges at December 31, 2011).
Current open foreign currency forward contracts hedge the currency risk of forecasted feedstock purchase transactions until May 2012. The effective portion of the mark-to-market effects of the foreign currency forward contracts is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying feedstock purchase affects income. The net loss from the foreign currency hedges included in AOCI at March 31, 2012 was $1 million after tax (net gain of $2 million after tax at December 31, 2011). At March 31, 2012, the Company had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a notional U.S. dollar equivalent of $102 million ($432 million at December 31, 2011).
Commodity swaps, futures and option contracts with maturities of not more than 36 months are utilized and designated as cash flow hedges of forecasted commodity purchases. Current open contracts hedge forecasted transactions until June 2014. The effective portion of the mark-to-market effect of the cash flow hedge instrument is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying commodity purchase affects income. The net loss from commodity hedges included in AOCI at March 31, 2012 was $18 million after tax ($7 million at December 31, 2011). At March 31, 2012 and December 31, 2011, the Company had the following aggregate notionals of outstanding commodity forward and futures contracts to hedge forecasted purchases:

Commodity	Mar 31, 2012	Dec 31, 2011	Notional Volume Unit
Corn	2.5	0.6	million bushels
Crude Oil	—	0.2	million barrels
Ethane	2.8	1.6	million barrels
Naphtha	—	90.0	kilotons
Natural Gas	139.7	7.4	million million British thermal units
Ethane / Propane Mix	0.2	0.2	million barrels

Fair Value Hedges
For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current period income and reflected as “Interest expense and amortization of debt discount” in the consolidated statements of income. The short-cut method is used when the criteria are met. The Company had no open interest rate swaps designated as fair value hedges of underlying fixed rate debt obligations at March 31, 2012 or December 31, 2011.

Net Foreign Investment Hedges
For derivative instruments that are designated and qualify as net foreign investment hedges, the effective portion of the gain or loss on the derivative is included in “Cumulative Translation Adjustments” in AOCI. At March 31, 2012 and December 31, 2011, the Company had no open forward contracts or outstanding options to buy, sell or exchange foreign currencies designated as net foreign investment hedges. At March 31, 2012, the Company had outstanding foreign-currency denominated debt designated as a hedge of net foreign investment of $582 million ($585 million at December 31, 2011). The results of hedges of the Company’s net investment in foreign operations included in “Cumulative Translation Adjustments” in AOCI was a net gain of $2 million after tax at March 31, 2012 (net loss of $48 million after tax at December 31, 2011). See Note P for further detail on changes in AOCI.
Other Derivative Instruments
The Company utilizes futures, options and swap instruments that are effective as economic hedges of commodity price exposures, but do not meet the hedge accounting criteria in the accounting criteria for derivatives and hedging. At March 31, 2012 and December 31, 2011, the Company had the following aggregate notionals of outstanding commodity contracts:

Commodity	Mar 31, 2012	Dec 31, 2011	Notional Volume Unit
Ethane	1.3	2.1	million barrels
Naphtha	50.0	82.5	kilotons
Natural Gas	4.0	4.6	million million British thermal units

The Company also uses foreign exchange forward contracts, options, and cross-currency swaps that are not designated as hedging instruments primarily to manage foreign currency exposure. The Company had open foreign exchange contracts with various expiration dates to buy, sell or exchange foreign currencies and a notional U.S. dollar equivalent of $15,677 million at March 31, 2012 ($14,002 million at December 31, 2011) and open interest rate swaps with a notional U.S. dollar equivalent of $231 million at March 31, 2012 (no open interest rate swaps at December 31, 2011).
The following table provides the fair value and gross balance sheet classification of derivative instruments at March 31, 2012 and December 31, 2011:

Fair Value of Derivative Instruments In millions	Balance Sheet Classification	Mar 31, 2012	Dec 31, 2011
Asset Derivatives
Derivatives designated as hedges:
Foreign currency	Accounts and notes receivable – Other	$—	$9
Commodities	Other current assets	7	5
Total derivatives designated as hedges		$7	$14
Derivatives not designated as hedges:
Foreign currency	Accounts and notes receivable – Other	$52	$66
Commodities	Other current assets	15	19
Total derivatives not designated as hedges		$67	$85
Total asset derivatives		$74	$99
Liability Derivatives
Derivatives designated as hedges:
Foreign currency	Accounts payable – Other	$2	$8
Commodities	Accounts payable – Other	39	11
Total derivatives designated as hedges		$41	$19
Derivatives not designated as hedges:
Foreign currency	Accounts payable – Other	$35	$53
Commodities	Accounts payable – Other	7	9
Total derivatives not designated as hedges		$42	$62
Total liability derivatives		$83	$81

The following tables provide the gain and loss impact of derivative instruments in the consolidated statements of income and AOCI for the three months ended March 31, 2012 and 2011:

Effect of Derivative Instruments for the three months ended March 31, 2012 In millions	Change in Unrealized Gain (Loss) in AOCI (1,2)	Income Statement Classification	Gain (Loss) Reclassified from AOCI to Income (3)	Additional Gain (Loss) Recognized in Income (3,4)
Derivatives designated as hedges:
Fair Value:
Interest rates	$—	Interest expense (5)	$—	$—
Cash flow:
Commodities	(18)	Cost of sales	(11)	—
Foreign currency	(2)	Cost of sales	1	—
Total derivatives designated as hedges	$(20)		$(10)	$—
Derivatives not designated as hedges:
Foreign currency (6)	$—	Sundry income (expense) – net	$—	$3
Commodities	—	Cost of sales	—	—
Total derivatives not designated as hedges	$—		$—	$3
Total derivatives	$(20)		$(10)	$3

Effect of Derivative Instruments for the three months ended March 31, 2011 In millions	Change in Unrealized Gain (Loss) in AOCI (1,2)	Income Statement Classification	Gain (Loss) Reclassified from AOCI to Income (3)	Additional Gain (Loss) Recognized in Income (3,4)
Derivatives designated as hedges:
Fair Value:
Interest rates	$—	Interest expense (5)	$—	$(1)
Cash flow:
Commodities	5	Cost of sales	5	—
Foreign currency	(11)	Cost of sales	2	—
Total derivatives designated as hedges	$(6)		$7	$(1)
Derivatives not designated as hedges:
Foreign currency (6)	$—	Sundry income (expense) – net	$—	$(1)
Commodities	—	Cost of sales	—	1
Total derivatives not designated as hedges	$—		$—	$—
Total derivatives	$(6)		$7	$(1)

(1)	Accumulated other comprehensive income (loss) (“AOCI”).

(2)
Net unrealized gains (losses) from hedges related to interest rates and commodities are included in “Accumulated Derivative Loss – Net hedging results” in the Accumulated Other Comprehensive Income (Loss) table; net unrealized gains (losses) from hedges related to foreign currency (net of tax) are included in “Cumulative Translation Adjustments – Translation adjustments” in the Accumulated Other Comprehensive Income (Loss) table. See Note P.

(3)	Pretax amounts.

(4)	Amounts impacting income not related to AOCI reclassification; also includes immaterial amounts of hedge ineffectiveness.

(5)	Interest expense and amortization of debt discount.

(6)	Foreign currency derivatives not designated as hedges are offset by foreign exchange gains (losses) resulting from the underlying exposures of foreign currency denominated assets and liabilities.

The net after-tax amounts to be reclassified from AOCI to income within the next 12 months are a $1 million loss for interest rate contracts, a $13 million loss for commodity contracts and a $1 million loss for foreign currency contracts.

NOTE H – FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following tables summarize the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at March 31, 2012 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Interests in trade accounts receivable conduits (2)	$—	$—	$1,429	$—	$1,429
Equity securities (3)	716	35	—	—	751
Debt securities: (3)
Government debt (4)	—	602	—	—	602
Corporate bonds	—	745	—	—	745
Derivatives relating to: (5)
Foreign currency	—	52	—	(21)	31
Commodities	12	10	—	(1)	21
Total assets at fair value	$728	$1,444	$1,429	$(22)	$3,579
Liabilities at fair value:
Long-term debt (6)	$—	$22,780	$—	$—	$22,780
Derivatives relating to: (5)
Foreign currency	—	37	—	(21)	16
Commodities	33	13	—	(38)	8
Total liabilities at fair value	$33	$22,830	$—	$(59)	$22,804

Basis of Fair Value Measurements on a Recurring Basis at December 31, 2011 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Interests in trade accounts receivable conduits (2)	$—	$—	$1,141	$—	$1,141
Equity securities (3)	634	33	—	—	667
Debt securities: (3)
Government debt (4)	—	618	—	—	618
Corporate bonds	—	723	—	—	723
Derivatives relating to: (5)
Foreign currency	—	75	—	(44)	31
Commodities	10	14	—	(8)	16
Total assets at fair value	$644	$1,463	$1,141	$(52)	$3,196
Liabilities at fair value:
Long-term debt (6)	$—	$23,789	$—	$—	$23,789
Derivatives relating to: (5)
Foreign currency	—	61	—	(44)	17
Commodities	13	7	—	(19)	1
Total liabilities at fair value	$13	$23,857	$—	$(63)	$23,807

(1)
Cash collateral is classified as “Accounts and notes receivable – Other” in the consolidated balance sheets. Amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

(2)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets. See Note J for additional information on transfers of financial assets.

(3)	The Company’s investments in equity and debt securities are primarily classified as available-for-sale and are included in “Other investments” in the consolidated balance sheets.

(4)	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

(5)	See Note G for the classification of derivatives in the consolidated balance sheets.

(6)	See Note G for information on fair value adjustments to long-term debt, included at cost in the consolidated balance sheets.

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding assets and liabilities. The Company posted cash collateral of $38 million at March 31, 2012 ($11 million at December 31, 2011) classified as “Accounts and notes receivable – Other” in the consolidated balance sheets.
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
For assets and liabilities classified as Level 2 measurements, where the security is frequently traded in less active markets, fair value is based on the closing price at the end of the period; where the security is less frequently traded, fair value is based on the price a dealer would pay for the security or similar securities, adjusted for any terms specific to that asset or liability, or by using observable market data points of similar, more liquid securities to imply the price. Market inputs are obtained from well-established and recognized vendors of market data and subjected to tolerance/quality checks.
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
There were no transfers between Levels 1 and 2 in the first quarter of 2012 or the year ended December 31, 2011.
For assets classified as Level 3 measurements, the fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity. The fair value of the Company’s interests held in trade receivable conduits is determined by calculating the expected amount of cash to be received using the key input of anticipated credit losses in the portfolio of receivables sold that have not yet been collected. Given the short-term nature of the underlying receivables, discount rate and prepayments are not factors in determining the fair value of the interests. See Note J for further information on assets classified as Level 3 measurements.
The following table summarizes the changes in fair value measurements using Level 3 inputs for the three months ended March 31, 2012 and 2011:

Fair Value Measurements Using Level 3 Inputs	Three Months Ended
Interests Held in Trade Receivable Conduits (1) In millions	Mar 31, 2012	Mar 31, 2011
Balance at beginning of period	$1,141	$1,267
Loss included in earnings (2)	(3)	(8)
Purchases	1,953	1,074
Settlements	(1,662)	(990)
Balance at March 31	$1,429	$1,343

(1)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets.

(2)	Included in “Selling, general and administrative expenses” in the consolidated statements of income.

Fair Value Measurements on a Nonrecurring Basis
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a nonrecurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements on a Nonrecurring Basis at March 31, 2012	Significant Other Unobservable Inputs	Total Losses
In millions	(Level 3)	2012
Assets at fair value:
Long-lived assets and other assets	$—	$(94)

As part of the restructuring plan that was approved on March 27, 2012, the Company will shut down a number of manufacturing facilities during the next two years. The manufacturing assets and facilities associated with this plan were written down to zero in the first quarter of 2012 and a $94 million impairment charge was included in "Restructuring charges" in the consolidated statements of income. See Note C for additional information.

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
As part of the Joint Plan, Dow and Corning Incorporated agreed to provide a credit facility to Dow Corning in an aggregate amount of $300 million; the aggregate amount was reduced to $150 million effective June 1, 2011. The Company’s share of the credit facility was originally $150 million, but was reduced to $75 million effective June 1, 2011, and is subject to the terms and conditions stated in the Joint Plan. At March 31, 2012, no draws had been taken against the credit facility.
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
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At March 31, 2012, the Company had accrued obligations of $758 million for probable environmental remediation and restoration costs, including $68 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2011, the Company had accrued obligations of $733 million for probable environmental remediation and restoration costs, including $69 million for the remediation of Superfund sites.

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

City of Midland
The MDEQ, as a result of ongoing discussions with the Company regarding the implementation of the requirements of the License, announced on February 16, 2012, a proposed plan to resolve the issue of dioxin contamination in residential soils in Midland. As part of the proposed plan, the Company will sample soil at residential properties near the Midland site for the presence of dioxins to determine where clean-up may be required. On March 6, 2012, the Company submitted an Interim Response Activity Plan Designed to Meet Criteria ("Work Plan") to the MDEQ, which is subject to a 45-day comment period and requires review and approval by the MDEQ.
Tittabawassee and Saginaw Rivers, Saginaw Bay
The Company, the U.S. Environmental Protection Agency (“EPA”) and the State of Michigan ("State") entered into an administrative order on consent (“AOC”), effective January 21, 2010, that requires the Company to conduct a remedial investigation, a feasibility study and a remedial design for the Tittabawassee River, the Saginaw River and the Saginaw Bay, and pay the oversight costs of the EPA and the State under the authority of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). These actions, to be conducted under the lead oversight of the EPA, will build upon the investigative work completed under the State Resource Conservation Recovery Act (“RCRA”) program from 2005 through 2009. The Tittabawassee River, beginning at the Midland site and extending down to the first six miles of the Saginaw River, are designated as the first Operable Unit for purposes of conducting the remedial investigation, feasibility study and remedial design work. This work will be performed in a largely upriver to downriver sequence for eight geographic segments of the Tittabawassee and upper Saginaw Rivers. In the first quarter of 2012, the EPA requested the Company address the Tittabawassee River floodplain as an additional segment. The remainder of the Saginaw River and the Saginaw Bay are designated as a second Operable Unit and the work associated with that unit may also be geographically segmented. The AOC does not obligate the Company to perform removal or remedial action; that action can only be required by a separate order. The Company and the EPA will be negotiating orders separate from the AOC that will obligate the Company to perform remedial actions under the scope of work of the AOC. The Company and the EPA have entered into two separate orders to perform limited remedial actions to implement early actions. In addition, the Company and the EPA have entered into the first order to address remedial actions in the first of the nine geographic segments in the first Operable Unit.
Alternative Dispute Resolution Process
The Company, the EPA, the U.S. Department of Justice, and the natural resource damage trustees (which include the Michigan Office of the Attorney General, the MDEQ, the U.S. Fish and Wildlife Service, the U.S. Bureau of Indian Affairs and the Saginaw-Chippewa tribe) have been engaged in negotiations to seek to resolve potential governmental claims against the Company related to historical off-site contamination associated with the City of Midland, the Tittabawassee and Saginaw Rivers and the Saginaw Bay. The Company and the governmental parties started meeting in the fall of 2005 and entered into a Confidentiality Agreement in December 2005. The Company continues to conduct negotiations under the Federal Alternative Dispute Resolution Act with all of the governmental parties, except the EPA which withdrew from the alternative dispute resolution process on September 12, 2007.

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

At March 31, 2012, the accrual for these off-site matters was $43 million (included in the total accrued obligation of $758 million at March 31, 2012). At December 31, 2011, the Company had an accrual for these off-site matters of $40 million (included in the total accrued obligation of $733 million at December 31, 2011).
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
In November 2010, Union Carbide requested ARPC to review Union Carbide’s historical asbestos claim and resolution activity and determine the appropriateness of updating its most recent study completed in December 2008. In response to that request, ARPC reviewed and analyzed data through October 31, 2010. The resulting study, completed by ARPC in December 2010, stated that the undiscounted cost of resolving pending and future asbestos-related claims against Union Carbide and Amchem, excluding future defense and processing costs, through 2025 was estimated to be between $744 million and $835 million. As in its earlier studies, ARPC provided estimates for a longer period of time in its December 2010 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.
In December 2010, based on ARPC’s December 2010 study and Union Carbide’s own review of the asbestos claim and resolution activity, Union Carbide decreased its asbestos-related liability for pending and future claims to $744 million, which covered the 15-year period ending 2025, excluding future defense and processing costs. The reduction was $54 million and was shown as “Asbestos-related credit” in the consolidated statements of income and reflected in Corporate. At December 31, 2010, the asbestos-related liability for pending and future claims was $728 million.

In November 2011, Union Carbide requested ARPC to review Union Carbide's 2011 asbestos claim and resolution activity and determine the appropriateness of updating its December 2010 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2011. In January 2012, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its December 2010 study and, therefore, the estimate in that study remained applicable. Based on Union Carbide's own review of the asbestos claim and resolution activity and ARPC's response, Union Carbide determined that no change to the accrual was required. At December 31, 2011, the asbestos-related liablity for pending and future claims was $668 million. At December 31, 2011, approximately 18 percent of the recorded liability related to pending claims and approximately 82 percent related to future claims.

Based on Union Carbide’s review of 2012 activity, Union Carbide determined that no adjustment to the accrual was required at March 31, 2012. Union Carbide’s asbestos-related liability for pending and future claims was $646 million at March 31, 2012. Approximately 20 percent of the recorded liability related to pending claims and approximately 80 percent related to future claims.

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
Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $40 million at March 31, 2012 and $40 million at December 31, 2011. At March 31, 2012 and December 31, 2011, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.
In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage. The following table summarizes Union Carbide’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Mar 31, 2012	Dec 31, 2011
Receivables for defense costs – carriers with settlement agreements	$19	$20
Receivables for resolution costs – carriers with settlement agreements	155	158
Receivables for insurance recoveries – carriers without settlement agreements	40	40
Total	$214	$218

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $25 million in the first quarter of 2012 ($13 million in the first quarter of 2011), and was reflected in “Cost of sales” in the consolidated statements of income.

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

Additionally, on March 10, 2007, the Company received a Statement of Objections from the EC stating that it believed that DuPont Dow Elastomers L.L.C. (“DDE”), a former 50:50 joint venture with E.I. du Pont de Nemours and Company (“DuPont”), together with other participants in the synthetic rubber industry, engaged in conduct in violation of European competition laws with respect to the polychloroprene business. This Statement of Objections specifically names the Company, in its capacity as a former joint venture owner of DDE. On December 5, 2007, the EC announced its decision to impose a fine on the Company, among others, in the amount of Euro 48.675 million (approximately $65 million). The Company previously transferred its joint venture ownership interest in DDE to DuPont in 2005, and DDE then changed its name to DuPont Performance Elastomers L.L.C. (“DPE”). In February 2008, DuPont, DPE and the Company each filed an appeal of the December 5, 2007 decision of the EC. On February 2, 2012, the European General Court denied the appeals of the December 5, 2007 decision. The Company has appealed this decision to the European Court of Justice. Based on the Company’s allocation agreement with DuPont, the Company’s share of this fine, regardless of the outcome of the appeals, will not have a material impact on the Company’s consolidated financial statements.

Rohm and Haas Pension Plan Matters
In December 2005, a federal judge in the U.S. District Court for the Southern District of Indiana (the “District Court”) issued a decision granting a class of participants in the Rohm and Haas Pension Plan (the “Rohm and Haas Plan”) who had retired from Rohm and Haas Company ("Rohm and Haas"), now a wholly owned subsidiary of the Company, and who elected to receive a lump sum benefit from the Rohm and Haas Plan, the right to a cost-of-living adjustment (“COLA”) as part of their retirement benefit. In August 2007, the Seventh Circuit Court of Appeals (the "Seventh Circuit") affirmed the District Court’s decision, and in March 2008, the U.S. Supreme Court denied the Rohm and Haas Plan’s petition to review the Seventh Circuit’s decision. The case was returned to the District Court for further proceedings. In October 2008 and February 2009, the District Court issued rulings that have the effect of including in the class all Rohm and Haas retirees who received a lump sum distribution without a COLA from the Rohm and Haas Plan since January 1976. These rulings are subject to appeal, and the District Court has not yet determined the amount of the COLA benefits that may be due to the class participants. The Rohm and Haas Plan and the plaintiffs entered into a settlement agreement that, in addition to settling the litigation with respect to the Rohm and Haas retirees, provides for the amendment of the complaint and amendment of the Rohm and Haas Plan to include active employees in the settlement benefits. The District Court preliminarily approved the settlement on November 24, 2009 and, following a hearing on March 12, 2010, issued a final order approving the settlement on April 12, 2010. A group of objectors to the settlement filed an appeal from the final order. In November 2010, the District Court issued an order approving class counsel’s fee award petition in an amount consistent with the terms of the settlement. The same objectors also appealed this order. On September 2, 2011, the Seventh Circuit affirmed the approval of the settlement and award of attorneys' fees. A lone objector filed a petition for rehearing, which was denied on October 17, 2011. The objector continued the appeal process by timely filing a petition for a writ of certiorari to the U.S. Supreme Court, which was denied on April 16, 2012.

A pension liability associated with this matter of $185 million was recognized as part of the acquisition of Rohm and Haas on April 1, 2009. The liability, which was determined in accordance with the accounting guidance for contingencies, recognized the estimated impact of the above described judicial decisions on the long-term Rohm and Haas Plan obligations owed to the applicable Rohm and Haas retirees and active employees. The Company had a liability associated with this matter of $189 million at March 31, 2012 and $189 million at December 31, 2011. The Company expects to begin making the settlement payments during the second quarter of 2012 to resolve this matter.
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

Purchase Commitments
The Company has numerous agreements for the purchase of ethylene-related products globally. The purchase prices are determined primarily on a cost-plus basis. Total purchases under these agreements were $552 million in 2011, $714 million in 2010 and $784 million in 2009. The Company’s take-or-pay commitments associated with these agreements at December 31, 2011 are included in the table below. There have been no material changes to purchase commitments since December 31, 2011.
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
The following tables provide a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at March 31, 2012 In millions	Final Expiration	Maximum Future Payments (1)	Recorded Liability
Guarantees	2020	$566	$27
Residual value guarantees (2)	2021	565	31
Total guarantees		$1,131	$58

(1)	The Company was indemnified by a third party for $51 million if required to perform under a $102 million guarantee.

(2)	Does not include the residual value guarantee related to the Company's variable interest in an owner trust that was consolidated in the first quarter of 2010; see Note L .

Guarantees at December 31, 2011 In millions	Final Expiration	Maximum Future Payments (1)	Recorded Liability
Guarantees	2020	$587	$21
Residual value guarantees (2)	2021	526	24
Total guarantees		$1,113	$45

(1)	The Company was indemnified by a third party for $50 million if required to perform under a $100 million guarantee.

(2)	Does not include the residual value guarantee related to the Company's variable interest in an owner trust that was consolidated in the first quarter of 2010; see Note L.

Asset Retirement Obligations
The Company has recognized asset retirement obligations for the following activities: demolition and remediation activities at manufacturing sites in the United States, Canada, Brazil, China, Argentina and Europe; and capping activities at landfill sites in the United States, Canada, Brazil and Europe. The Company has also recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States, Canada, Brazil, China, Argentina and Europe.
The aggregate carrying amount of asset retirement obligations recognized by the Company was $89 million at March 31, 2012 and $88 million at December 31, 2011. The discount rate used to calculate the Company’s asset retirement obligations was 1.96 percent at March 31, 2012 and 1.96 percent at December 31, 2011. These obligations are included in the consolidated balance sheets as "Accrued and other current liabilities" and "Other noncurrent obligations."
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

NOTE J – TRANSFERS OF FINANCIAL ASSETS
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
During the three months ended March 31, 2012, the Company recognized a loss of $4 million on the sale of these receivables ($6 million during the three months ended March 31, 2011), which is included in “Interest expense and amortization of debt discount” in the consolidated statements of income. The Company's interests in the conduits are carried at fair value and included in “Accounts and notes receivable – Other” in the consolidated balance sheets. Fair value of the interests is determined by calculating the expected amount of cash to be received and is based on unobservable inputs (a

Level 3 measurement). The key input in the valuation is the percentage of anticipated credit losses, in the portfolio of receivables sold that have not yet been collected. Given the short-term nature of the underlying receivables, discount rates and prepayments are not factors in determining the fair value of the interests.

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

Interests Held In millions	Mar 31, 2012	Dec 31, 2011
Carrying value of interests held	$1,429	$1,141
Percentage of anticipated credit losses (1)	1.17%	1.22%
Impact to carrying value - 10% adverse change (1)	$2	$2
Impact to carrying value - 20% adverse change (1)	$5	$4
(1)    Applies to North America only as there are no anticipated credit losses in Europe.

Credit losses, net of any recoveries, on receivables sold during the three months ended March 31, 2012 and March 31, 2011 were insignificant.

Following is an analysis of certain cash flows between the Company and the conduits:

Cash Proceeds	Three Months Ended
In millions	Mar 31, 2012	Mar 31, 2011
Sale of receivables	$16	$1
Collections reinvested in revolving receivables	$5,857	$6,428
Interests in conduits (1)	$1,662	$990

(1)	Presented in "Operating Activities" in the consolidated statements of cash flows.

Following is additional information related to the sale of receivables under these facilities:

Trade Accounts Receivable Sold In millions	Mar 31, 2012	Dec 31, 2011
Delinquencies on sold receivables still outstanding	$166	$155
Trade accounts receivable outstanding and derecognized	$2,769	$2,385
Sale of Trade Accounts Receivable in Asia Pacific
The Company sells participating interests in trade accounts receivable of select Asia Pacific entities. The Company maintains servicing responsibilities and the related costs are insignificant. The third-party holders of the participating interests do not have recourse to the Company’s assets in the event of nonpayment by the debtors.
During the three months ended March 31, 2012 and 2011, the Company recognized an insignificant loss on the sale of the participating interests in the receivables, which is included in “Interest expense and amortization of debt discount” in the consolidated statements of income. The Company receives cash upon the sale of the participating interests in the receivables.
Following is an analysis of certain cash flows between the Company and the third-party holders of the participating interests:

Cash Proceeds	Three Months Ended
In millions	Mar 31, 2012	Mar 31, 2011
Sale of participating interests	$16	$46
Collections reinvested in revolving receivables	$13	$45

Following is additional information related to the sale of participating interests in the receivables under this facility:

Trade Accounts Receivable In millions	Mar 31, 2012	Dec 31, 2011
Derecognized from the consolidated balance sheets	$14	$13
Outstanding in the consolidated balance sheets	281	303
Total accounts receivable in select Asia Pacific entities	$295	$316

There were no credit losses on receivables relating to the participating interests sold during the three months ended March 31, 2012 or March 31, 2011. There were no delinquencies on the outstanding receivables related to the participating interests sold at March 31, 2012 or December 31, 2011.

NOTE K – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable In millions	Mar 31, 2012	Dec 31, 2011
Notes payable to banks	$446	$421
Notes payable to related companies	95	92
Notes payable trade	14	28
Total notes payable	$555	$541
Period-end average interest rates	2.99%	3.06%

Long-Term Debt In millions	2012 Average Rate	Mar 31, 2012	2011 Average Rate	Dec 31, 2011
Promissory notes and debentures:
Final maturity 2012	6.03%	$908	5.35%	$2,158
Final maturity 2013	6.06%	400	6.10%	395
Final maturity 2014	7.23%	2,121	7.28%	2,103
Final maturity 2015	5.87%	1,274	5.92%	1,257
Final maturity 2016	2.55%	774	2.57%	757
Final maturity 2017	5.95%	874	6.03%	857
Final maturity 2018 and thereafter	6.54%	10,313	6.55%	10,305
Other facilities:
U.S. dollar loans, various rates and maturities	2.48%	232	2.37%	232
Foreign currency loans, various rates and maturities	3.64%	1,673	3.52%	1,609
Medium-term notes, varying maturities through 2022	4.60%	995	4.76%	902
Pollution control/industrial revenue bonds, varying maturities through 2038	5.72%	823	5.70%	860
Capital lease obligations	—	17	—	17
Unamortized debt discount	—	(382)	—	(393)
Long-term debt due within one year	—	(1,798)	—	(2,749)
Long-term debt	—	$18,224	—	$18,310

Annual Installments on Long-Term Debt For Next Five Years at March 31, 2012 In millions
2012	$1,468
2013	$685
2014	$2,391
2015	$1,482
2016	$1,025
2017	$1,129

On March 8, 2012, the Company redeemed $1.25 billion aggregate principal amount of 4.85 percent notes due August 15, 2012, at a price of 101.8 percent of the principal amount of the notes, plus accrued and unpaid interest. As a result of this redemption, the Company realized a $24 million pretax loss on the early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in Corporate.

In the first three months of 2012, the Company issued $225 million aggregate principal amount of certain notes and InterNotes. The Company also redeemed $37 million of pollution control/industrial revenue bonds that matured on January 1, 2012.

On March 22, 2011, the Company concluded cash tender offers for $1.5 billion aggregate principal amount of certain notes issued by the Company. As a result of the tender offers, the Company redeemed $1.5 billion of the notes and recognized a $472 million pretax loss on early extinguishment of debt, included in "Sundry income (expense) – net" in the consolidated statements of income and reflected in Corporate.

In the first three months of 2011, the Company redeemed $800 million of notes that matured on February 1, 2011 and $179 million of InterNotes.
The Company’s outstanding debt of $20 billion has been issued under indentures which contain, among other provisions, covenants with which the Company must comply while the underlying notes are outstanding. Such covenants include obligations to not allow liens on principal U.S. manufacturing facilities, enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or merge or consolidate with any other corporation, or sell or convey all or substantially all of the Company’s assets. The outstanding debt also contains customary default provisions. Failure of the Company to comply with any of these covenants could result in a default under the applicable indenture, which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes.
The Company’s primary credit agreements contain covenant and default provisions in addition to the covenants set forth above with respect to the Company’s debt. Significant other covenants and default provisions related to these agreements include:

(a)
the obligation to maintain the ratio of the Company’s consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement dated October 18, 2011 equals or exceeds $500 million,

(b)
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
At March 31, 2012, management believes the Company was in compliance with all of the covenants and default provisions referred to above.

NOTE L – VARIABLE INTEREST ENTITIES
Consolidated Variable Interest Entities
The Company holds variable interests in eight joint ventures for which the Company is the primary beneficiary.

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

The fifth joint venture manufactures products in Japan for the semiconductor industry. Each joint venture partner holds several equivalent variable interests, with the exception of a royalty agreement held exclusively between the joint venture and the Company. In addition, the entire output of the joint venture is sold to the Company for resale to third-party customers.

The sixth joint venture is an ethylene storage joint venture located in Alberta, Canada. Previously accounted for as an equity method investment, the Company became the primary beneficiary upon execution of new storage cavern agreements in 2011. The Company's variable interests relate to arrangements involving a majority of the joint venture's storage capacity on take-or-pay terms with pricing ensuring a guaranteed return to the joint venture; and favorably priced leases provided to the joint venture. The Company provides the joint venture with operation and maintenance services and utilities.

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
The eighth joint venture manages the growth, harvest and conditioning of soybean seed and grain, corn and wheat in several Midwestern states in the United States. On March 1, 2012, the Company acquired a 49 percent equity interest in this venture. The Company's variable interest in this joint venture relates to an equity option between the partners. Terms of the equity option require the Company to purchase the partner's equity investment at a fixed price, after a specified period of time, if the partner elects to sell its equity investment. The joint venture provides seed production services to the Company.
The Company also holds a variable interest in an owner trust, for which the Company is the primary beneficiary. The owner trust leases an ethylene facility in The Netherlands to the Company, whereby substantially all of the rights and obligations of ownership are transferred to the Company. The Company’s variable interest in the owner trust relates to a residual value guarantee provided to the owner trust. Upon expiration of the lease, which matures in 2014, the Company may purchase the facility for an amount based on a fair market value determination. At March 31, 2012, the Company had provided to the owner trust a residual value guarantee of $363 million, which represents the Company’s maximum exposure to loss under the lease.
As the primary beneficiary of these variable interest entities ("VIEs"), the entities’ assets, liabilities and results of operations are included in the Company’s consolidated financial statements. The other equity holders’ interests are reflected in “Net income attributable to noncontrolling interests” in the consolidated statements of income and "Redeemable Noncontrolling Interest" and "Noncontrolling interests" in the consolidated balance sheets. The following table summarizes the carrying amounts of the entities’ assets and liabilities included in the Company’s consolidated balance sheets at March 31, 2012 and December 31, 2011:

Assets and Liabilities of Consolidated VIEs In millions	Mar 31, 2012	Dec 31, 2011
Cash and cash equivalents (1)	$154	$170
Other current assets	142	104
Property	2,264	2,169
Other noncurrent assets	162	151
Total assets (2)	$2,722	$2,594
Current liabilities (nonrecourse 2012: $166; 2011: $226)	$166	$226
Long-term debt (nonrecourse 2012: $1,276; 2011: $1,138)	1,622	1,484
Other noncurrent liabilities (nonrecourse 2012: $87; 2011: $86)	87	86
Total liabilities	$1,875	$1,796

(1)	Included $4 million at March 31, 2012 ($3 million at December 31, 2011) specifically restricted for the construction of a manufacturing facility.

(2)	All assets were restricted at March 31, 2012 and December 31, 2011.

In addition, the Company holds a variable interest in an entity created to monetize accounts receivable of select European entities. The Company is the primary beneficiary of this entity as a result of holding subordinated notes while maintaining servicing responsibilities for the accounts receivable. The carrying amounts of assets and liabilities included in the Company’s consolidated balance sheets pertaining to this entity, were current assets of $246 million (zero restricted) at March 31, 2012 ($233 million, zero restricted, at December 31, 2011) and current liabilities of less than $1 million (less than $1 million nonrecourse) at March 31, 2012 (less than $1 million, less than $1 million nonrecourse, at December 31, 2011).
Amounts presented in the consolidated balance sheets and the table above as restricted assets or nonrecourse obligations relating to consolidated VIEs at March 31, 2012 and December 31, 2011 are adjusted for intercompany eliminations, parental guarantees and residual value guarantees.
Nonconsolidated Variable Interest Entity
The Company holds a variable interest in a joint venture that manufactures crude acrylic acid in the United States and Germany on behalf of the Company and the other joint venture partner. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. The Company is not the primary beneficiary, as a majority of the joint venture’s output is sold to the other joint venture partner; therefore, the entity is accounted for under the equity method of accounting. At March 31, 2012, the Company’s investment in the joint venture was $135 million ($144 million at December 31, 2011), classified as “Investment in nonconsolidated affiliates” in the consolidated balance sheets, representing the Company’s maximum exposure to loss.

NOTE M – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended
In millions	Mar 31, 2012	Mar 31, 2011
Defined Benefit Pension Plans:
Service cost	$95	$86
Interest cost	274	278
Expected return on plan assets	(316)	(323)
Amortization of prior service cost	7	7
Amortization of net loss	130	92
Net periodic benefit cost	$190	$140

Other Postretirement Benefits:
Service cost	$4	$3
Interest cost	23	25
Expected return on plan assets	—	(1)
Amortization of prior service credit	(1)	—
Net periodic benefit cost	$26	$27

NOTE N – STOCK-BASED COMPENSATION
The Company grants stock-based compensation to employees under the Employees' Stock Purchase Plan (“ESPP”) and the 1988 Award and Option Plan (the “1988 Plan”) and to non-employee directors under the 2003 Non-Employee Directors' Stock Incentive Plan. Most of the Company's stock-based compensation awards are granted in the first quarter of each year.

During the first quarter of 2012, employees subscribed to the right to purchase 9.5 million shares with a weighted-average exercise price of $25.42 per share and a weighted-average fair value of $8.32 per share under the ESPP.

During the first quarter of 2012, the Company granted the following stock-based compensation awards to employees under the 1988 Plan:

•	12.8 million stock options with a weighted-average exercise price of $34.00 per share and a weighted-average fair value of $9.38 per share;

•	3.5 million shares of deferred stock with a weighted-average fair value of $34.02 per share; and

•	1.2 million shares of performance deferred stock with a weighted-average fair value of $43.52 per share.

During the first quarter of 2012, the Company granted the following stock-based compensation awards to non-employee directors under the 2003 Non-Employee Directors' Stock Incentive Plan:

•	34,650 shares of restricted stock with a weighted-average fair value of $33.69 per share.

Total unrecognized compensation cost at March 31, 2012 is provided in the following table:

Total Unrecognized Compensation Cost at March 31, 2012
In millions	Unrecognized Compensation Cost	Weighted-average Recognition Period (Years)
ESPP purchase rights	$49	0.63
Unvested stock options	$137	0.84
Deferred stock awards	$165	0.87
Performance deferred stock awards	$52	0.64

On February 9, 2012, the Company's Board of Directors unanimously approved and adopted The Dow Chemical Company 2012 Stock Incentive Plan and the 2012 Employee Stock Purchase Plan, which are subject to stockholder approval at the 2012 Annual Meeting of Stockholders to be held on May 10, 2012.

NOTE O – EARNINGS PER SHARE CALCULATIONS
The following table provides the earnings per share calculations for the three months ended March 31, 2012:

Net Income	Three Months Ended
In millions	Mar 31, 2012
Net income	$520
Net income attributable to noncontrolling interests	(23)
Net income attributable to The Dow Chemical Company	$497
Preferred stock dividends	(85)
Net income attributable to participating securities (1)	(4)
Net income attributable to common stockholders	$408

Earnings Per Share Calculations - Basic	Three Months Ended
Dollars per share	Mar 31, 2012
Net income	$0.44
Net income attributable to noncontrolling interests	(0.02)
Net income attributable to The Dow Chemical Company	$0.42
Preferred stock dividends	(0.07)
Net income attributable to participating securities (1)	—
Net income attributable to common stockholders	$0.35

Earnings Per Share Calculations - Diluted	Three Months Ended
Dollars per share	Mar 31, 2012
Net income	$0.44
Net income attributable to noncontrolling interests	(0.02)
Net income attributable to The Dow Chemical Company	$0.42
Preferred stock dividends (2)	(0.07)
Net income attributable to participating securities (1)	—
Net income attributable to common stockholders	$0.35

Shares in millions
Weighted-average common shares - basic	1,160.9
Plus dilutive effect of stock options and awards	7.8
Weighted-average common shares - diluted	1,168.7
Stock options and deferred stock awards excluded from EPS calculations (3)	48.3
Conversion of preferred stock excluded from EPS calculations (4)	96.8

(1)
Accounting Standards Codification Topic 260, "Earnings per Share," requires enterprises with participating securities to use the two-class method to calculate earnings per share and to report the most dilutive earnings per share amount. Deferred stock awards are considered participating securities due to Dow's practice of paying dividend equivalents on unvested shares. The impact on earnings per share in first quarter 2011 using the two-class method was immaterial.

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

The following table provides the earnings per share calculations for the three months ended March 31, 2011:

Net Income	Three Months Ended
In millions	Mar 31, 2011
Net income	$721
Net income attributable to noncontrolling interests	(11)
Net income attributable to The Dow Chemical Company	$710
Preferred stock dividends	(85)
Net income available for common stockholders	$625

Earnings Per Share Calculations - Basic	Three Months Ended
Dollars per share	Mar 31, 2011
Net income	$0.63
Net income attributable to noncontrolling interests	(0.01)
Net income attributable to The Dow Chemical Company	$0.62
Preferred stock dividends	(0.07)
Net income available for common stockholders	$0.55

Earnings Per Share Calculations - Diluted	Three Months Ended
Dollars per share	Mar 31, 2011
Net income	$0.62
Net income attributable to noncontrolling interests	(0.01)
Net income attributable to The Dow Chemical Company	$0.61
Preferred stock dividends (1)	(0.07)
Net income available for common stockholders	$0.54

Shares in millions
Weighted-average common shares - basic	1,139.5
Plus dilutive effect of stock options and awards	21.7
Weighted-average common shares - diluted	1,161.2
Stock options and deferred stock awards excluded from EPS calculations (2)	43.3
Conversion of preferred stock excluded from EPS calculations (3)	96.8

(1)	Preferred stock dividends were not added back in the calculation of diluted earnings per share because the effect of adding them back would have been antidilutive.

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

NOTE P – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides an analysis of the changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2012 and 2011:

Accumulated Other Comprehensive Income (Loss)	Three Months Ended
In millions	Mar 31, 2012	Mar 31, 2011
Unrealized Gains on Investments at beginning of year	$78	$111
Net change in unrealized gains	57	14
Balance at end of period	$135	$125
Cumulative Translation Adjustments at beginning of year	72	367
Translation adjustments	282	441
Balance at end of period	$354	$808
Pension and Other Postretirement Benefit Plans at beginning of year	(6,134)	(4,871)
Adjustments to pension and other postretirement benefit plans	85	72
Balance at end of period	$(6,049)	$(4,799)
Accumulated Derivative Loss at beginning of year	(12)	(6)
Net hedging results	(24)	(2)
Reclassification to earnings	10	(7)
Balance at end of period	$(26)	$(15)
Total accumulated other comprehensive loss	$(5,586)	$(3,881)

NOTE Q – OPERATING SEGMENTS AND GEOGRAPHIC AREAS
On January 1, 2012, the Company's Performance Plastics segment reorganized and created new, market-facing businesses to better align with the markets and customers served by this segment. The new businesses, which are reflected in the following updated profile for the segment, are as follows:

•	Dow Elastomers

•	Dow Electrical and Telecommunications

•	Dow Performance Packaging

•	Dow Hygiene and Medical

There were no other changes to the Corporate Profile included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

PERFORMANCE PLASTICS
Applications: adhesives • agricultural films • appliances and appliance housings • automotive parts and trim • beverage bottles • bins, crates, pails and pallets • building and construction • coatings • consumer and durable goods • consumer electronics • disposable diaper liners • fibers and nonwovens • food and specialty packaging • footwear • hoses and tubing • household and industrial bottles • housewares • hygiene and medical films • industrial and consumer films and foams • information technology • infrastructure • leather, textile, graphic arts and paper • oil tanks and road equipment • plastic pipe • processing aids for plastic production • tapes and labels • toys, playground equipment and recreational products • wire and cable insulation and jacketing materials for power utility and telecommunications

Dow Elastomers offers a unique portfolio of elastomer and plastomers for customers worldwide, and has established a leadership position in polyolefin and ethylene propylene diene monomer elastomers through its innovative technology, deep market expertise, broad product line and global footprint.

With one of the broadest product portfolios in the industry, strong foundational capabilities (global reach, low cost asset configuration, leading manufacturing and catalysis technology, global application and marketing alignment, and formulation science) and a proven innovation track record, Dow Elastomers is well positioned to meet the needs of the Transportation and Infrastructure markets. And with the introduction of new and differentiated products, Dow Elastomers has diversified its participation into new market segments, such as Hot Melt Adhesives and Consumer Durables (i.e., housewares, toys, infant products, sporting goods and leisure products) where the performance benefits of the business' technologies can also be leveraged. Key markets and applications where Dow Elastomers participates align with the global megatrends of Consumerism, and Infrastructure and Transportation. These trends drive the need for innovative solutions that deliver valued benefits to customers in the areas of improved durability, haptics, sustainability and lower overall solution cost.

•
Products: AFFINITY™ polyolefin elastomers; AFFINITY™ GA polyolefin plastomers; ENGAGE™ polyolefin elastomers; ENGAGE™ XLT polyolefin elastomers; INFUSE™ olefin block copolymers; NORDEL™ hydrocarbon rubber; VERSIFY™ plastomers and elastomers

Dow Electrical and Telecommunications is a leading global provider of products, technology, solutions and expertise that set standards for reliability, longevity, efficiency, ease of installation and protection used by the power and telecommunications industries in the transmission, distribution and consumption of power, video, voice and data. Dow Electrical and Telecommunications collaborates with cable manufacturers, original equipment manufacturers, operators, utilities, municipalities, testing institutes and other organizations around the world to develop solutions that create value and will sustain these industries for years to come.

•
Products: ECOLIBRIUM™ bio-based plasticizers; ENDURANCE™ family of semiconductive and insulation material for power cable insulation; SI-LINK™ moisture crosslinkable polyethylene-based wire and cable insulation compounds; UNIGARD™ flame retardant compound for specialty wire and cable applications

Dow Performance Packaging is an innovator for the world's packaging needs. Global megatrends continue to drive demand for innovative and sustainable packaging solutions that enhance food preservation and food safety, deliver lower costs, improve consumer convenience and appeal, and reduce environmental impact. With one of the largest portfolios of industry-leading materials and technologies, Dow Performance Packaging engages with brand owners, retailers and other stakeholders along the packaging value chain to drive innovation and deliver faster, more profitable growth.
Dow Performance Packaging materials and technology offerings include polyethylene ("PE") resins (low density PE, high density PE, linear low density PE), barrier resins, tie layers, laminating adhesives, high performance sealants, and specialty films.

•
Products: ADCOTE™ solvent-based laminating adhesives and heat seal coatings; AFFINITY™ polyolefin elastomers; AMPLIFY™ and AMPLIFY™ TY functional polymers; AQUA-LAM™ water-based polyurethane dispersions; ATTANE™ ultra low density polyethylene (ULDPE) copolymers; ATTANE™ ULDPE resins; CONTINUUM™ bimodal polyethylene resins; COSEAL™ cold-seal adhesives; DOW™ adhesive film; DOW™ low density polyethylene; DOW™ medical packaging film; DOW™ very low density polyethylene; DOWLEX™ polyethylene resins; DOWLEX™ NG polyethylene resins; ELITE™ enhanced polyethylene; ELITE™ AT enhanced polyethylene; ENGAGE™ polyolefin elastomers; ENLIGHT™ polyolefin encapsulant films;

HEALTH+™ polymers; INFUSE™ olefin block copolymers; INTEGRAL™ adhesive films; LAMAL™ alcohol-based laminating adhesives; MOR-AD™ solvent-based laminating adhesives; MOR-FREE™ solventless adhesives; MORPRIME™ solvent-based polypropylene dispersions; MORSTIK™ solvent-based pressure sensitive adhesives; NYLOPAK™ nylon barrier films; OPTICITE™ films; PRIMACOR™ copolymers; PROCITE™ window envelope films; ROBOND™ acrylic water-based laminating and pressure sensitive adhesives; SARAN™ barrier resins; SARANEX™ barrier films; SEALUTION™ peel polymers; SERFENE™ barrier coatings; Solvent-based polyurethanes and polyesters; TRENCHCOAT™ protective films; TRYCITE™ polystyrene film; TUFLIN™ linear low density polyethylene resins; TYBRITE™ clear packaging film; VERSIFY™ elastomers and plastomers

Dow Hygiene and Medical is a recognized global leader in the hygiene, medical and adjacent fiber markets delivering innovative solutions in personal hygiene, medical end-use products and fiber related markets. Key materials and technology segments include back sheets, nonwoven fibers, elastic components, sealants, binders, additives and dispersants. As a solutions provider across the polyethylene, elastomers, binders, polyolefin emulsions and acrylic product families, Dow Hygiene and Medical delivers a broad and deep product portfolio as well as the expertise and resources to serve the entire value chain, meeting the needs of hygiene and medical markets in both emerging and developed geographies.

•
Products: ACRYSOL™ additives; AFFINITY™ polyolefin elastomers; ASPUN™ fiber grade resins; ATTANE™ ultra low density polyethylene resins; DOW™ HEALTH+™ resins; DOWLEX™ polyethylene resins; DOW™ low density polyethylene resins; ELITE™ enhanced polyethylene resins; ENGAGE™ polyolefin elastomers; HYPOD™ polyolefin dispersions; INFUSE™ olefin block copolymers; PRIMAL™ acrylic binders;

RHOPLEX™ acrylic binders; ROVACE™ acrylic binders; SARANEX™ barrier films; TAMOL™ dispersants; VERSIFY™ plastomers and elastomers

The Performance Plastics business also includes the results of Polypropylene Licensing and Catalyst, which sets the standard for polypropylene process technologies and works closely with customers to elevate their manufacturing capability, enabling them to produce differentiated polypropylene resins. The Performance Plastics segment also includes the results of Univation Technologies, LLC and a portion of the results of EQUATE Petrochemical Company K.S.C., The Kuwait Olefins Company K.S.C. and SCG-Dow Group, all joint ventures of the Company.

Divestiture
On September 30, 2011, the Company sold its global Polypropylene business to Braskem SA. The transaction did not include Dow's Polypropylene Licensing and Catalyst business. The Polypropylene business was reported in the Performance Plastics segment through the date of the divestiture.

Transfers of products between operating segments are generally valued at cost. However, transfers of products to Agricultural Sciences from other segments are generally valued at market-based prices; the revenues generated by these transfers in the first three months of 2012 and 2011 were immaterial and eliminated in consolidation.

Operating Segments	Three Months Ended
In millions	Mar 31, 2012	Mar 31, 2011
Sales by operating segment
Electronic and Functional Materials	$1,121	$1,134
Coatings and Infrastructure Solutions	1,703	1,732
Agricultural Sciences	1,838	1,606
Performance Materials	3,473	3,541
Performance Plastics	3,591	4,043
Feedstocks and Energy	2,935	2,588
Corporate	58	89
Total	$14,719	$14,733
EBITDA (1) by operating segment
Electronic and Functional Materials	$243	$257
Coatings and Infrastructure Solutions	204	250
Agricultural Sciences	451	406
Performance Materials	332	564
Performance Plastics	718	981
Feedstocks and Energy	198	248
Corporate	(438)	(764)
Total	$1,708	$1,942
Equity in earnings (losses) of nonconsolidated affiliates by operating segment (included in EBITDA)
Electronic and Functional Materials	$19	$24
Coatings and Infrastructure Solutions	22	68
Agricultural Sciences	1	3
Performance Materials	(17)	(5)
Performance Plastics	34	62
Feedstocks and Energy	125	155
Corporate	(15)	(9)
Total	$169	$298

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

Reconciliation of EBITDA to “Income Before Income Taxes”	Three Months Ended
In millions	Mar 31, 2012	Mar 31, 2011
EBITDA	$1,708	$1,942
- Depreciation and amortization	679	731
+ Interest income	6	7
- Interest expense and amortization of debt discount	329	377
Income Before Income Taxes	$706	$841

Geographic Areas	Three Months Ended
In millions	Mar 31, 2012	Mar 31, 2011
Sales by geographic area
United States	$4,850	$4,782
Europe, Middle East and Africa	5,367	5,358
Rest of World	4,502	4,593
Total	$14,719	$14,733

(Unaudited)	The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

OVERVIEW

•	The Company reported sales in the first quarter of 2012 of $14.7 billion, unchanged from the first quarter of 2011, despite the absence of sales related to recent divestitures.(1)

•
Price was up 1 percent compared with the same period last year, as price increases in North America and Latin America were partially offset by price decreases in Asia Pacific and Europe, Middle East and Africa ("EMEA"), where price decreased due to the unfavorable impact of currency.

•	Volume was down 1 percent, with significant gains reported in Agricultural Sciences (up 12 percent). Excluding recent divestitures,(1) volume was up 3 percent.

•
Purchased feedstock and energy costs, which account for more than one-third of Dow’s total costs, increased 2 percent or $98 million compared with the first quarter of 2011. The increase in these costs was primarily due to higher feedstock costs in Europe, driven by an increase in crude oil prices resulting from political tension in the Middle East, partially offset by lower feedstock and energy costs in North America due to increased supply of shale gas.

•
Research and development expenses increased slightly compared with the same period last year, as the Company's spending on strategic growth initiatives, led by Electronic and Functional Materials, Coatings and Infrastructure Solutions and Agricultural Sciences, were offset by cost saving initiatives. Selling, general and administrative expenses also increased slightly compared with the same period last year, primarily due to growth initiatives in the Agricultural Sciences segment.

•
On March 27, 2012, the Company's Board of Directors approved a restructuring plan that includes the shutdown of a number of manufacturing facilities and a workforce reduction. As a result of these activities, the Company recognized pretax restructuring charges of $357 million in the first quarter of 2012.

•	Equity earnings were $169 million in the first quarter of 2012, down $129 million from $298 million in the first quarter of last year.

•	Interest expense decreased almost $50 million from the same quarter of last year largely due to the retirement of
$4.8 billion of debt in 2011. The Company retired approximately $1.3 billion of debt in the first quarter of 2012.

In addition to the financial highlights listed above, the Company also made the following announcements:

•
The Company announced on April 19, 2012 that it will build a new world-scale ethylene production facility in Freeport, Texas, part of a plan to connect its U.S. operations with cost-advantaged feedstocks available from increasing supplies of low-cost U.S. shale gas. The new ethylene production unit is expected to start-up in 2017 and is part of a $4 billion investment in ethylene and propylene production capabilities in the U.S. Gulf Coast region.

(1) Excludes sales of the Polypropylene business that was divested on September 30, 2011 and sales of Dow Haltermann that was divested during 2011.

•
In addition to the new ethylene production facility, the Company has commenced engineering work on a new on-purpose propylene facility located in Freeport, Texas. The new propylene production unit will capitalize on the availability of cost-advantaged feedstocks in the United States. The new propylene production unit is expected to start-up in 2015.

•	The Company announced on April 12, 2012 that its Board of Directors declared a 28 percent increase in the second quarter dividend, from $0.25 per share to $0.32 per share.

•	The Company launched its new Solutionism™ advertising campaign - a concept that brings to life the full breadth and depth of capabilities Dow people bring to society each day.

Selected Financial Data	Three Months Ended
In millions, except per share amounts	Mar 31, 2012	Mar 31, 2011
Net sales	$14,719	$14,733

Cost of sales	$12,285	$12,117
Percent of net sales	83.5%	82.2%

Research and development expenses	$405	$400
Percent of net sales	2.8%	2.7%

Selling, general and administrative expenses	$707	$700
Percent of net sales	4.8%	4.8%

Effective tax rate	26.3%	14.3%

Net income available for common stockholders	$412	$625

Earnings per common share – basic	$0.35	$0.55
Earnings per common share – diluted	$0.35	$0.54

Operating rate percentage	84%	83%

RESULTS OF OPERATIONS
Net sales in the first quarter of 2012 were $14.7 billion, essentially unchanged from the first quarter of last year, with double-digit sales increases in Agricultural Sciences (up 14 percent) and Feedstocks and Energy (up 13 percent) offset by declines in all other operating segments. Compared with the same quarter last year, price increased 1 percent and volume declined
1 percent.

Price increases in Feedstocks and Energy (up 6 percent), Agricultural Sciences (up 2 percent) and Electronic and Functional Materials (up 1 percent) were partially offset by decreases in Coatings and Infrastructure Solutions (down 2 percent) and Performance Materials (down 2 percent). Price increased modestly in North America and Latin America. Prices decreased in Asia Pacific and Europe, Middle East and Africa. The decline in Europe, Middle East and Africa was primarily due to the unfavorable impact of currency.

The decline in volume reflects the impact of recent divestitures. Excluding these divestitures, sales increased 4 percent. Volume increased 3 percent driven by growth in Agricultural Sciences (up 12 percent), Feedstocks and Energy (up 7 percent) and Performance Materials (up 2 percent). Volume was flat in Coatings and Infrastructure Solutions and Performance Plastics and declined in Electronic and Functional Materials (down 2 percent). Excluding divestitures, volume increased in all geographic areas except Asia Pacific and Latin America (both down 1 percent). For additional details regarding the change in net sales, see the Sales Volume and Price tables at the end of the section entitled "Segment Results."

Gross margin was $2,434 million in the first quarter of 2012, down from $2,616 million in the first quarter of last year. Gross margin decreased as higher European crude oil-based feedstock costs and higher other raw material costs more than offset the favorable impact of higher selling prices and lower feedstock and energy costs in North America, resulting from the impact of low-cost natural gas.

The Company’s global plant operating rate was 84 percent of capacity in the first quarter of 2012, up slightly from
83 percent in the first quarter of 2011.

Personnel count was 51,528 at March 31, 2012, down from 51,705 at December 31, 2011 and up from 50,012 at March 31, 2011. Headcount decreased from year-end 2011 primarily due to recent divestitures and cost saving initiatives. Compared with March 31, 2011, headcount increased primarily due to the hiring of additional employees to support the Company’s growth initiatives.

Research and development (“R&D”) expenses totaled $405 million in the first quarter of 2012, up $5 million (1 percent) from $400 million in the first quarter of last year, as the Company’s spending on growth initiatives, primarily in Electronic and Functional Materials, Coatings and Infrastructure Solutions and Agricultural Sciences were nearly offset by cost saving initiatives.

Selling, general and administrative (“SG&A”) expenses totaled $707 million in the first quarter of 2012, up $7 million
(1 percent) from $700 million in the first quarter of last year, primarily due to growth initiatives in the Agricultural Sciences segment.

Amortization of intangibles was $122 million in the first quarter of 2012, down slightly from $123 million in the first quarter of last year. See Note F to the Consolidated Financial Statements for additional information on intangible assets.

On March 27, 2012, the Company's Board of Directors approved a restructuring plan as part of a series of actions to optimize its portfolio, respond to changing and volatile economic conditions, particularly in Western Europe, and to advance the Company's Efficiency for Growth program, which was initiated by the Company in the second quarter of 2011. The restructuring plan includes the elimination of approximately 900 positions. In addition, the Company will shut down a number of manufacturing facilities. These actions are expected to be completed primarily over the next two years. As a result of the restructuring activities, the Company recorded pretax restructuring charges of $357 million in the first quarter of 2012 consisting of costs associated with exit and disposal activities of $150 million, severance costs of $113 million and asset write-downs and write-offs of $94 million. The impact of these charges is shown as "Restructuring charges" in the consolidated statements of income and reflected in the Company's segment results as follows: $17 million in Electronic and Functional Materials, $41 million in Coatings and Infrastructure Solutions, $186 million in Performance Materials and $113 million in Corporate. See Note C to the Consolidated Financial Statements for details on the Company's restructuring activities.

In the first quarter of 2011, pretax charges totaling $31 million were recorded for integration expenses related to the April 1, 2009 acquisition of Rohm and Haas Company. These charges were reflected in Corporate.

Dow’s share of the earnings of nonconsolidated affiliates was $169 million in the first quarter of 2012, down $129 million from $298 million in the first quarter of last year primarily due to lower earnings at Dow Corning Corporation, the SCG-Dow Group, The Kuwait Olefins Company K.S.C., MEGlobal and The Kuwait Styrene Co. K.S.C. The Company also reported equity losses from Sadara Chemical Company equal to the Company's share of the joint venture's development expenses.

Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income (expense) – net in the first quarter of 2012 was net income of $17 million, compared with net expense of $449 million in the first quarter of 2011. The first quarter of 2012 included gains related to a divestiture and asset sales, a $24 million loss on the early extinguishment of debt (reflected in Corporate) and foreign currency exchange losses. In the first quarter of 2011, sundry income (expense) – net included a loss of $472 million on the early extinguishment of debt (reflected in Corporate) and
$25 million of dividend income received from the Company’s ownership interest in the divested Styron business unit (reflected in Corporate). See Note K to the Consolidated Financial Statements for additional information related to the early extinguishment of debt.

Net interest expense (interest expense less capitalized interest and interest income) was $323 million in the first quarter of 2012, compared with $370 million in the first quarter of last year. Interest expense (net of capitalized interest) and amortization of debt discount totaled $329 million in the first quarter of 2012 and $377 million in the first quarter of 2011. The decrease in net interest expense in the first quarter of 2012 reflects the Company's efforts to reduce debt in 2011 and the first quarter of 2012 (see Note K to the Consolidated Financial Statements). Interest income was $6 million in the first quarter of 2012, compared with $7 million in the first quarter of 2011.

The effective tax rate for the first quarter of 2012 was 26.3 percent compared with 14.3 percent for the first quarter of 2011. The Company's effective tax rate fluctuates based on, among other factors, where income is earned, reinvestment assertions regarding earned income and the level of income relative to tax credits available. The Company's tax rate is also influenced by the level of equity earnings, since most of the earnings from the Company's equity method investments are taxed at the joint venture level. The increase in the first quarter of 2012 tax rate compared with the first quarter of 2011 tax rate was primarily due to a change in the geographic mix of pretax earnings, primarily in Europe and the United States, as well as reduced equity earnings in the United States and the impact of the 2012 restructuring plan. In addition, the tax rate in the first quarter of 2011 was favorably impacted by tax benefits related to the early extinguishment of debt in the United States.

Net income attributable to noncontrolling interests was $23 million in the first quarter of 2012, up from $11 million in the first quarter of 2011.

Preferred stock dividends of $85 million were recognized in the first quarters of 2012 and 2011, related to the Company’s Cumulative Convertible Perpetual Preferred Stock, Series A.

Net income available for common stockholders was $412 million, or $0.35 per share, in the first quarter of 2012, compared with $625 million, or $0.54 per share, in the first quarter of 2011.

The following table summarizes the impact of certain items recorded in the three months ended March 31, 2012 and 2011, and previously described in this section:

Certain Items Impacting Results	Pretax Impact (1)		Impact on Net Income (2)		Impact on EPS (3)
	Three Months Ended		Three Months Ended		Three Months Ended
In millions, except per share amounts	Mar 31, 2012	Mar 31, 2011	Mar 31, 2012	Mar 31, 2011	Mar 31, 2012	Mar 31, 2011
Restructuring charges	$(357)	$—	$(287)	$—	$(0.25)	$—
Acquisition-related integration expenses	—	(31)	—	(20)	—	(0.02)
Loss on early extinguishment of debt	(24)	(472)	(15)	(307)	(0.01)	(0.26)
Total	$(381)	$(503)	$(302)	$(327)	$(0.26)	$(0.28)

(1)	Impact on “Income Before Income Taxes.”

(2)	Impact on “Net Income Attributable to The Dow Chemical Company.”

(3)	Impact on “Earnings per common share – diluted.”

OUTLOOK
Consistent with Dow's previous outlook (provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2011), global demand remained sluggish early in the first quarter of 2012, but as the quarter progressed, volume began to strengthen. Volume growth in emerging geographies was modest in the first quarter, but looking ahead, Dow expects these geographies to remain strong. Although certain developed geographies continue to show weakness, bright spots in countries such as the United States and Germany support the Company's expectation that momentum will continue to build through the second quarter and into the remainder of the year.
The United States appears to be improving economically, as evidenced by improvements in consumer confidence from lows in the fourth quarter of 2011 and tailwinds from abundant access to low-cost natural gas. An unusually warm winter marked an early start to the growing and construction seasons, allowing for more resilience in the agriculture and construction industries. Dow expects growth in Europe to be consistent with its previous outlook and recessionary conditions will continue, particularly in Western Europe, until the region addresses its structural issues. European manufacturing continues to experience economic weakness and compressed margins due to high crude oil prices, softened demand and the combination of austerity measures and increasing unemployment across the region. The exception appears to be Germany, where improving consumer sentiment, falling unemployment and low interest rates demonstrate signs of economic improvement.
Dow anticipates that China's economy will continue to grow, but at a more moderate pace, as the government's focus shifts from managing inflation to encouraging domestic growth. In Eastern Europe, demand increased in the first quarter and the Company expects this trend will continue. Overall, the Company believes the emerging geographies will remain attractive due to their demographics and need for infrastructure, transportation, food and consumer goods - industries where Dow is seeing some resilience with strong fundamentals. There are also some encouraging signs of improvement in other industries such as construction and electronics.

In light of the cautious pace of economic recovery, the Company expects feedstock and energy costs will continue to rise. The Company will continue to benefit from its flexible feedstock advantage in the United States, taking advantage of lower natural gas prices and lower ethane costs. However, naphtha-based feedstock costs are expected to remain high and compress margins and therefore, Dow expects feedstock and energy costs in the second quarter to be higher than in the first quarter.
As the economy continues to recover around the world, Dow will stay focused on its priorities to capitalize on its flexible feedstock position, deliver gains from its balanced geographic footprint and integrated portfolio, continue to invest in new technology and products that generate value for customers and shareholders, and exhibit diligent focus on cost control and productivity enhancement.

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

Due to the completion of recent divestitures, the change in sales volume from 2011 excluding divestitures is provided by operating segment, where applicable. Sales excluding divestitures exclude the sales of the Polypropylene business that was divested on September 30, 2011 and sales of Dow Haltermann that was divested during 2011.

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

Electronic and Functional Materials	Three Months Ended
In millions	Mar 31, 2012	Mar 31, 2011
Sales	$1,121	$1,134
Price change from comparative period	1%	N/A
Volume change from comparative period	(2)%	N/A
Equity earnings	$19	$24
EBITDA	$243	$257
Certain items impacting EBITDA	$(17)	$—

Electronic and Functional Materials sales were $1,121 million in the first quarter of 2012, down from $1,134 million in the first quarter of 2011. Price increased slightly in all geographic areas except EMEA where price was lower due to the unfavorable impact of currency. Volume decreased 2 percent principally due to lower demand for consumer electronics.

Dow Electronic Materials sales in the first quarter of 2012 decreased 4 percent from the same quarter last year with volume down 3 percent and price down 1 percent. The decrease in volume was driven by softness in the electronics industry, especially in Asia Pacific and most notably in Greater China. Volume grew in EMEA driven by higher demand for organic light emitting diodes used in flat panel displays. In Asia Pacific, volume for chemical mechanical planarization pads and slurries declined, driven by lower semiconductor foundry utilization rates.

Functional Materials sales in the first quarter of 2012 increased 1 percent from the first quarter of 2011 as price improved
2 percent and volume declined 1 percent. The slight increase in price was broad-based with gains across all geographic areas, except EMEA. Volume was down slightly as higher demand for specialty materials used in gas drilling in North America was more than offset by lower demand for cellulosics used in construction.

EBITDA in the first quarter of 2012 was $243 million, down from $257 million in the first quarter of 2011. Despite higher selling prices and lower feedstock and energy costs, EBITDA was lower in the first quarter of 2012 due to a $17 million restructuring charge related to the write-off of a canceled capital project, lower equity earnings from Dow Corning and higher SG&A and R&D expenses related to growth initiatives.

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

Coatings and Infrastructure Solutions	Three Months Ended
In millions	Mar 31, 2012	Mar 31, 2011
Sales	$1,703	$1,732
Price change from comparative period	(2)%	N/A
Volume change from comparative period	—%	N/A
Equity earnings	$22	$68
EBITDA	$204	$250
Certain items impacting EBITDA	$(41)	$—

Coatings and Infrastructure Solutions sales were $1,703 million in the first quarter of 2012, down 2 percent from
$1,732 million in the first quarter of 2011. Price decreased across most geographic areas, most notably in EMEA partially due to the unfavorable impact of currency. Increased price competition due to weak demand in Dow Coating Materials and Performance Monomers more than offset higher prices in Dow Building and Construction and Dow Water and Process Solutions. Volume was flat as higher demand for ion exchange resins and reverse osmosis membranes, especially in Asia Pacific, was offset by weaker demand for insulation products and architectural and industrial coatings.

EBITDA in the first quarter of 2012 was $204 million, down from $250 million in the first quarter of 2011. Compared with the same quarter last year, lower prices and decreased equity earnings from Dow Corning more than offset lower feedstock and energy costs. In addition, EBITDA for the first quarter of 2012 was negatively impacted by $41 million of restructuring charges, consisting of asset write-downs and write-offs of $37 million and costs associated with exit or disposal activities of $4 million. The restructuring charges were the result of the Company's decision to shut down facilities that manufacture STYROFOAMTM brand insulation in Balatonfuzfo, Hungary; Estarreja, Portugal; and Charleston, Illinois. The Company also made the decision to idle a facility in Terneuzen, The Netherlands, resulting in an impairment charge related to that facility, as part of the restructuring. See Note C to the Consolidated Financial Statements for additional information on the restructuring plan.

AGRICULTURAL SCIENCES
Dow AgroSciences is a global leader in providing agricultural crop protection and plant biotechnology products, pest management solutions and healthy oils. The business invents, develops, manufactures and markets products for use in agriculture, industrial and commercial pest management, and food service.

Agricultural Sciences	Three Months Ended
In millions	Mar 31, 2012	Mar 31, 2011
Sales	$1,838	$1,606
Price change from comparative period	2%	N/A
Volume change from comparative period	12%	N/A
Equity earnings	$1	$3
EBITDA	$451	$406

Agricultural Sciences sales were $1,838 million in the first quarter of 2012, a quarterly sales record for the segment and up 14 percent from $1,606 million in the first quarter of 2011. Compared with the first quarter of 2011, volume increased
12 percent and price increased 2 percent. Volume increased in all geographic areas with double-digit increases reported in North America and Latin America. Price increased in all geographic areas except EMEA, which was unfavorably impacted by currency. The Crop Protection and Seeds, Traits and Oils business platforms set new quarterly sales records. Crop Protection reported 14 percent sales growth in the quarter, led by North America with double-digit volume gains resulting from an early spring planting season. Globally, new agricultural chemicals product sales increased 27 percent as spinetoram insecticide sales doubled and aminopyralid range and pasture herbicide and penoxsulam rice herbicide experienced double-digit sales growth. Seeds, Traits and Oils reported 16 percent sales growth in the quarter driven by strong performance in North America and Latin America, specifically in corn, healthy oils and soybean businesses, and the continued introduction and adoption of new seed technologies.

EBITDA for the first quarter of 2012 was $451 million, a quarterly record for the segment and up from $406 million in the first quarter of 2011. Compared with the same quarter last year, EBITDA improved primarily due to sales growth, which more than offset increased SG&A expenses related to growth initiatives.

PERFORMANCE MATERIALS
The Performance Materials segment consists of the following businesses: Amines; Chlorinated Organics; Dow Automotive Systems; Dow Formulated Systems; Dow Oil and Gas; Dow Plastic Additives; Epoxy; Oxygenated Solvents; Polyglycols, Surfactants and Fluids; and Polyurethanes. These businesses produce a wide variety of products with a broad range of applications – adhesives, aircraft and runway deicing fluids, automotive interiors and exteriors, carpeting, footwear, home furnishings, mattresses, personal care products, transportation, waterproofing membranes and wind turbines. The segment also includes a portion of the results of the SCG-Dow Group, joint ventures of the Company.

The segment included Dow Haltermann until it was fully divested at December 31, 2011.

Performance Materials	Three Months Ended
In millions	Mar 31, 2012	Mar 31, 2011
Sales	$3,473	$3,541
Price change from comparative period	(2)%	N/A
Volume change from comparative period	—%	N/A
Volume change, excluding divestitures	2%	N/A
Equity losses	$(17)	$(5)
EBITDA	$332	$564
Certain items impacting EBITDA	$(186)	$—

Performance Materials sales were $3,473 million in the first quarter of 2012, down slightly from $3,541 million in the first quarter of 2011. Compared with the same quarter last year, volume was flat and price decreased 2 percent, with half of the decrease due to the unfavorable impact of currency. Price trends varied across the businesses as price increases in Polyglycols, Surfactants and Fluids and Dow Formulated Systems were more than offset by price declines in Oxygenated Solvents, Epoxy, Polyurethanes and Amines, largely due to lower feedstock and energy costs. From a geographic standpoint, price declined in all areas except Latin America where price gains were reported across most of the businesses. Volume was flat reflecting the impact of the 2011 divestiture of the Dow Haltermann business. Excluding the impact of this divestiture, volume was up
2 percent, with growth in all geographic areas except Latin America. Polyurethanes reported modest volume growth driven by increased demand in North America in construction, spray foam and coatings industries. Formulated Systems reported strong volume growth with increases in all geographic areas except Asia Pacific, which continued to experience weak demand in the wind energy sector. Amines reported double-digit volume growth, with increases in most geographic areas as demand increased in the agriculture and consumer and institutional goods industries. Oxygenated Solvents also noted strong growth as warm weather patterns drove early agriculture and construction seasonal demand. Epoxy sales declined in the quarter due to continued softness in allylics and phenolics.

EBITDA for the first quarter of 2012 was $332 million, down from $564 million in the first quarter of 2011. Compared with the same period last year, EBITDA declined as lower selling prices and equity earnings from Map Tu Phut Olefins Company Limited more than offset the favorable impact of lower feedstock and energy costs and improved margin on volume. EBITDA in the first quarter of 2012 was negatively impacted by $186 million of restructuring charges, which were related to the shutdown/consolidation of assets in the Polyurethanes and Epoxy businesses in Brazil, Texas and Germany, and the cancellation of a capital project. See Note C to the Consolidated Financial Statements for additional information on the restructuring plan.

PERFORMANCE PLASTICS
The Performance Plastics segment is a solutions-oriented portfolio comprised primarily of Dow Performance Packaging, Dow Elastomers, Dow Electrical and Telecommunications, Dow Hygiene and Medical, and Dow Licensing and Catalyst. These businesses serve high-growth, strategic sectors where Dow's world-class technology and rich innovation pipeline create new competitive advantages for customers and the entire value chain. These businesses also have complementary market reach, asset capabilities and technology platforms that provide immediate and long-term growth synergies. Product applications include high performance flexible and rigid packaging; packaging adhesives; disposable diaper components; elastomeric materials for transportation, toys, sporting goods and housewares; plastic pipe; and wire and cable insulation and jacketing materials for power utility and telecommunications. The Performance Plastics segment also includes the results of Univation Technologies, LLC, as well as a portion of the results of EQUATE Petrochemical Company K.S.C., The Kuwait Olefins Company K.S.C. and the SCG-Dow Group, all joint ventures of the Company.

On September 30, 2011, the Company sold its global Polypropylene business to Braskem SA. The transaction did not include Dow's Polypropylene Licensing and Catalyst business. The Polypropylene business was reported in the Performance Plastics segment through the date of the divestiture.

Performance Plastics	Three Months Ended
In millions	Mar 31, 2012	Mar 31, 2011
Sales	$3,591	$4,043
Price change from comparative period	—%	N/A
Volume change from comparative period	(11)%	N/A
Volume change, excluding divestitures	—%	N/A
Equity earnings	$34	$62
EBITDA	$718	$981

Performance Plastics sales in the first quarter of 2012 were $3,591 million, down 11 percent from $4,043 million in the first quarter of 2011. Volume declined due to the September 30, 2011 divestiture of the Polypropylene business to Braskem S.A. Excluding the impact of this divestiture, volume was flat with modest gains in EMEA and Asia Pacific offset by declines in North America and Latin America. Dow Elastomers reported volume growth in all geographic areas due to strong demand in the transportation, infrastructure and adhesive industries. Dow Electrical and Telecommunications reported an increase in volume with strong growth in Asia Pacific, especially in Greater China due to higher demand for fiber optic cable. Dow Performance Packaging volume was down slightly, reflecting lower demand in North America, Latin America and Asia Pacific. Dow Performance Packaging volume was down in North America as ethylene availability was limited due to a planned maintenance turnaround at the Company's St. Charles, Louisiana ethylene cracker. Dow Hygiene and Medical volume was lower in North America and EMEA due to weak demand for diapers and other hygiene products, while volume improved slightly in Latin America and Asia Pacific. Compared with the same quarter last year, price was unchanged for the segment as increases in North America were offset by declines in all other geographic areas. In EMEA, nearly half of the price decline was due to the unfavorable impact of currency. Price significantly improved in Dow Elastomers with double-digit price increases in nearly all geographic areas due to strong demand for NORDEL™ hydrocarbon rubber and polyolefin elastomers. Dow Performance Packaging noted an improvement in price in North America; however, this was more than offset by declines in all other geographic areas, particularly EMEA.

EBITDA in the first quarter of 2012 was $718 million, down from $981 million in the first quarter of 2011. EBITDA declined primarily due to the impact of lower naphtha-based margins in Europe and Asia Pacific, which more than offset the impact of higher ethane-based margins in the U.S. Gulf Coast. EBITDA also declined due to lower equity earnings from the SCG-Dow Group and The Kuwait Styrene Company.

FEEDSTOCKS AND ENERGY
The Feedstocks and Energy segment includes the following businesses: Chlor-Alkali/Chlor-Vinyl; Energy; Ethylene Oxide/Ethylene Glycol; and Hydrocarbons. The Chlor-Alkali/Chlor-Vinyl business focuses on the production of chlorine for consumption by downstream Dow derivatives, as well as production, marketing and supply of ethylene dichloride, vinyl chloride monomer and caustic soda. These products are used for applications such as alumina production, pulp and paper manufacturing, soaps and detergents, and building and construction. The Energy business supplies power, steam and other utilities, principally for use in Dow’s global operations. The Ethylene Oxide/Ethylene Glycol ("EO/EG") business is the world’s largest producer of purified ethylene oxide, principally used in Dow’s downstream performance derivatives. Dow is also a key supplier of ethylene glycol to MEGlobal, a 50:50 joint venture and world leader in the manufacture and marketing of merchant monoethylene glycol and diethylene glycol. Ethylene glycol is used in polyester fiber, polyethylene terephthalate (PET) for food and beverage container applications, polyester film, and aircraft and runway deicers. The Hydrocarbons business encompasses the procurement of natural gas liquids and crude oil-based raw materials, as well as the supply of monomers, principally for use in Dow's global operations. The business regularly sells its by-products and buys and sells products in order to balance regional production capabilities and derivative requirements. The business also sells products to certain Dow joint ventures. Also included in the Feedstocks and Energy segment are the results of Compañia Mega S.A. and MEGlobal, and a portion of the results of EQUATE Petrochemical Company K.S.C., The Kuwait Olefins Company K.S.C., and the SGC-Dow Group, all joint ventures of the Company.

Feedstocks and Energy	Three Months Ended
In millions	Mar 31, 2012	Mar 31, 2011
Sales	$2,935	$2,588
Price change from comparative period	6%	N/A
Volume change from comparative period	7%	N/A
Equity earnings	$125	$155
EBITDA	$198	$248

Feedstocks and Energy sales were $2,935 million in the first quarter of 2012, up 13 percent from $2,588 million in the first quarter of 2011. Compared with the same quarter last year, price increased 6 percent with increases reported across all geographic areas, except Asia Pacific. Volume improved 7 percent as growth in the EO/EG and Hydrocarbons businesses offset declines in the Chlor-Alkali/Chlor-Vinyl and Energy businesses. EO/EG sales were up 17 percent in the first quarter of 2012, driven by a 23 percent increase in volume partially offset by a 6 percent decline in price. EO/EG volume was up due to increased catalyst demand in North America; price decreased due to global economic concerns and increased industry inventory levels. Sales for the Hydrocarbons business increased 24 percent, driven by a 15 percent increase in volume and a
9 percent increase in price. The increase in volume was primarily due to new product supply agreements with Braskem S.A. following the divestiture of the Polypropylene business. The increase in selling prices for this business was a result of higher feedstock costs, driven by demand across the industry and tight supply related to industry-wide turnarounds. The Chlor-Alkali/Chlor-Vinyl business reported a 10 percent decrease in sales, as a 4 percent increase in price was offset by a 14 percent decline in volume, driven by reduced vinyl chloride monomer ("VCM") capacity in the U.S. Gulf Coast. VCM price was up slightly in North America, offset by a decrease in EMEA due to lower demand resulting from recessionary conditions in Europe. Caustic soda achieved double-digit sales growth in all geographic areas, driven by strong demand in the alumina and pulp and paper industries. Energy sales decreased 20 percent in the first quarter of 2012, primarily due to price and volume declines in North America. Sales for the Energy business are primarily opportunistic merchant sales driven by market conditions and sales to customers located on Dow manufacturing sites.

The Company uses derivatives of crude oil and natural gas as feedstocks in its ethylene facilities. The Company's cost of purchased feedstocks and energy in the first quarter of 2012 increased $98 million compared with the same quarter last year, an increase of 2 percent. The price of European feedstocks increased primarily due to higher naphtha prices resulting from political tension in the Middle East, the impact of which was partially offset by a decrease in feedstock and energy prices in the United States due to increased supply of shale gas. These trends are expected to continue into the second quarter of 2012.

The Hydrocarbons business transfers materials to Dow's derivative businesses and the Energy business supplies utilities to Dow's businesses at net cost, resulting in EBITDA that is at or near break-even for these businesses. For the segment, EBITDA in the first quarter of 2012 was $198 million, down from $248 million in the first quarter of 2011. Despite the overall increase in price and volume, EBITDA declined in the first quarter of 2012 primarily due to a decrease in Chlor-Alkali/Chlor-Vinyl volume, decreased equity earnings from MEGlobal and The Kuwait Olefins Company K.S.C. resulting from ethylene glycol margin compression, and increased costs related to turnarounds.

The Company recently announced a number of investments in the U.S. Gulf Coast to take advantage of increasing supplies of low-cost natural gas and natural gas liquids ("NGLs") from shale gas. As a result of these investments, the Company’s exposure to purchased ethylene and propylene is expected to decline, offset by increased exposure to ethane and propane feedstocks. The first project to come online will be the re-start of an ethylene cracker in St. Charles, Louisiana, which is expected to be completed by the end of 2012. The Company also announced investments in a new on-purpose propylene production unit (expected start-up in 2015) and a new ethylene production unit (expected start-up in 2017), both located in Freeport, Texas. As a result of these investments, Dow's ethylene production capabilities are expected to increase by as much as 20 percent.

CORPORATE
Included in the results for Corporate are:

•	results of insurance company operations;

•	results of Ventures (which includes new business incubation platforms focused on identifying and pursuing new commercial opportunities);

•	Venture Capital;

•	gains and losses on sales of financial assets;

•	stock-based compensation expense and severance costs;

•	changes in the allowance for doubtful receivables;

•	asbestos-related defense and resolution costs;

•	foreign exchange hedging results;

•	non-business aligned technology licensing and catalyst activities;

•	environmental operations;

•	enterprise level mega project activities; and

•	certain corporate overhead costs and cost recovery variances not allocated to the operating segments.

Corporate	Three Months Ended
In millions	Mar 31, 2012	Mar 31, 2011
Sales	$58	$89
Equity losses	$(15)	$(9)
EBITDA	$(438)	$(764)
Certain items impacting EBITDA	$(137)	$(503)

Sales for Corporate, which primarily relate to the Company's insurance operations, were $58 million in the first quarter of 2012, down from $89 million in the first quarter of 2011.
EBITDA in the first quarter of 2012 was a loss of $438 million, compared with a loss of $764 million in the first quarter of 2011. EBITDA in the first quarter of 2012 was reduced by the severance costs of $113 million related to the workforce reduction component of the Company's restructuring plan as well as a $24 million loss related to the early extinguishment of debt. Compared with the first quarter of last year, EBITDA was negatively impacted by decreased dividend income and higher foreign currency losses, partially offset by decreased performance-based compensation costs (including stock-based compensation expense, as well as decreased expense related to the Employees' Stock Purchase Plan). EBITDA for the first quarter of 2011 was negatively impacted by a $472 million loss on the early extinguishment of debt, as well as $31 million of integration costs related to the April 1, 2009 acquisition of Rohm and Haas.

Sales Volume and Price by Operating Segment and Geographic Area	Three Months Ended
	March 31, 2012
Percentage change from prior year	Volume	Price	Total
Operating segments
Electronic and Functional Materials	(2)%	1%	(1)%
Coatings and Infrastructure Solutions	—	(2)	(2)
Agricultural Sciences	12	2	14
Performance Materials	—	(2)	(2)
Performance Plastics	(11)	—	(11)
Feedstocks and Energy	7	6	13
Total	(1)%	1%	—%
Geographic areas
United States	(1)%	2%	1%
Europe, Middle East and Africa	1	(1)	—
Rest of World	(1)	(1)	(2)
Total	(1)%	1%	—%

Sales Volume and Price by Operating Segment and Geographic Area	Three Months Ended
Excluding Divestitures (1)	March 31, 2012
Percentage change from prior year	Volume	Price	Total
Operating segments
Electronic and Functional Materials	(2)%	1%	(1)%
Coatings and Infrastructure Solutions	—	(2)	(2)
Agricultural Sciences	12	2	14
Performance Materials	2	(2)	—
Performance Plastics	—	—	—
Feedstocks and Energy	7	6	13
Total	3%	1%	4%
Geographic areas
United States	2%	3%	5%
Europe, Middle East and Africa	7	(1)	6
Rest of World	—	(1)	(1)
Total	3%	1%	4%

(1)	Excludes sales of the Polypropylene business that was divested on September 30, 2011 and sales of Dow Haltermann that was divested during 2011.

CHANGES IN FINANCIAL CONDITION
The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Three Months Ended
In millions	Mar 31, 2012	Mar 31, 2011
Cash used in:
Operating activities	$(51)	$(175)
Investing activities	(462)	(352)
Financing activities	(1,388)	(2,960)
Effect of exchange rate changes on cash	65	10
Net change in cash and cash equivalents	$(1,836)	$(3,477)

Cash used in operating activities in the first three months of 2012 was lower by $124 million compared with the same period last year. In the first quarter of 2012, cash was used in operating activities for increased pension contributions and working capital requirements. In the first quarter of 2011, cash was used in operating activities for pension contributions and working capital requirements that more than offset higher dividends from nonconsolidated affiliates.

Cash used in investing activities in the first three months of 2012 increased compared with cash used in investing activities in the first three months of 2011 primarily due to increased investments and loans to nonconsolidated affiliates as well as lower proceeds received from sales of investments and assets.

In the first three months of 2012, cash was used in financing activities primarily for payments on long-term debt, including the early redemption of $1.25 billion of debt as further discussed below, as well as dividends paid to stockholders. In the first three months of 2011, cash was used in financing activities primarily for payments on long-term debt of nearly $3 billion, including the early extinguishment of $1.5 billion of debt.

The Company had cash and cash equivalents of $3,608 million at March 31, 2012 and $5,444 million at December 31, 2011, of which $1,759 million at March 31, 2012 and $2,047 million at December 31, 2011 was held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. At March 31, 2012, management believed that sufficient liquidity was available in the United States. However, in the unusual event that additional foreign funds are needed in the United States, the Company has the ability to repatriate additional funds. The repatriation could result in an adjustment to the tax liability after considering available foreign tax credits and other tax attributes.

On March 27, 2012, the Board of Directors approved a restructuring plan (the "2012 Plan") to optimize its portfolio, respond to changing and volatile economic conditions, particularly in Western Europe, and to advance the Company's Efficiency for Growth program, which was initiated by the Company in the second quarter of 2011. The restructuring plan includes the elimination of approximately 900 positions. In addition, the Company will shut down a number of manufacturing facilities. These actions are expected to be completed primarily over the next two years.

The restructuring activities related to the 2012 Plan are expected to result in additional cash expenditures of approximately $260 million over the next two years related to contract termination fees and severance costs (see Note C to the Consolidated Financial Statements). Future costs are expected to include demolition costs related to the closed facilities, which will be recognized as incurred.

Management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

The following table presents working capital and certain balance sheet ratios:

Working Capital In millions	Mar 31, 2012		Dec 31, 2011
Current assets	$23,911		$23,422
Current liabilities	13,465		13,634
Working capital	$10,446		$9,788
Current ratio	1.78	:1	1.72	:1
Days-sales-outstanding-in-receivables	43		44
Days-sales-in-inventory	75		64

Days-sales-in-inventory increased in the first quarter of 2012 as the Company added inventory ahead of seasonal demand and in anticipation of planned turnarounds scheduled for the second quarter of 2012.

As shown in the following table, net debt is equal to total gross debt minus "Cash and cash equivalents" and "Marketable securities and interest bearing deposits." As Dow continues to strengthen its balance sheet and increase financial flexibility, management is principally focused on net debt, as Dow believes this is the best measure of the Company’s financial leverage.

Total Debt In millions	Mar 31, 2012	Dec 31, 2011
Notes payable	$555	$541
Long-term debt due within one year	1,798	2,749
Long-term debt	18,224	18,310
Gross debt	$20,577	$21,600
Cash and cash equivalents	$3,608	$5,444
Marketable securities and interest-bearing deposits	2	2
Net debt	$16,967	$16,154
Gross debt as a percent of total capitalization	46.0%	48.0%
Net debt as a percent of total capitalization	41.2%	40.8%

As part of its ongoing financing activities, Dow has the ability to issue promissory notes under its U.S. and Euromarket commercial paper programs. The Company had no commercial paper outstanding at March 31, 2012 or December 31, 2011. Through April 2012, the Company maintained access to the commercial paper market at competitive rates.

In the event Dow has short-term liquidity needs and is unable to issue commercial paper under these programs for any reason, Dow has the ability to access liquidity through its committed and available $5 billion Five Year Competitive Advance and Revolving Credit Facility Agreement dated October 18, 2011 (the "Revolving Credit Facility") with various U.S. and foreign banks. The Revolving Credit Facility has a maturity date in October 2016 and provides for interest at a LIBOR-plus rate or Base Rate as defined in the Agreement. At March 31, 2012, the full $5 billion Revolving Credit Facility was available to the Company.

As a well-known seasoned issuer, the Company filed an automatic shelf registration for an unspecified amount of mixed securities with the SEC on February 19, 2010. Under this shelf registration, the Company may offer common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and stock purchase units with pricing and availability dependent on market conditions; and, on February 19, 2010, registered an unlimited amount of securities for issuance under the Company’s U.S. retail medium-term note program (InterNotes). At March 31, 2012, the Company had Euro 5 billion (approximately $6.7 billion) available for issuance under the Company’s Euro Medium Term Note Program, as well as Japanese yen 50 billion (approximately $610 million) of securities available for issuance under a shelf registration renewed with the Tokyo Stock Exchange effective September 8, 2010, and which will expire on September 7, 2012.

On March 8, 2012, the Company redeemed $1.25 billion aggregate principal amount of 4.85 percent notes due August 15, 2012, at a price of 101.8 percent of the principal amount of the notes, plus accrued and unpaid interest. As a result of this redemption, the Company realized a $24 million pretax loss on the early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in Corporate.

In the first three months of 2012, the Company issued $225 million aggregate principal amount in certain notes and InterNotes. The Company also redeemed $37 million of pollution control/industrial revenue bonds that matured on January 1, 2012.

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

Dow’s public debt instruments and documents for its private funding transactions contain, among other provisions, certain covenants and default provisions. The Company’s most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of the Company’s consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Revolving Credit Facility exceeds $500 million. The ratio of the Company’s consolidated indebtedness to consolidated capitalization as defined in the credit agreements was 0.44 to 1.00 at March 31, 2012. At March 31, 2012, management believes the Company was in compliance with all of its covenants and default provisions.

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

Capital Expenditures
Capital spending was $402 million in the first quarter of 2012, compared with capital spending of $405 million in the first quarter of 2011. The Company expects capital spending in 2012 to be approximately $2.5 billion.

Contractual Obligations
Information related to the Company’s contractual obligations, commercial commitments and expected cash requirements for interest at December 31, 2011 can be found in Notes N, P, Q, R and X to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. With the exception of the items noted below, there have been no material changes in the Company’s contractual obligations since December 31, 2011.

The following table represents long-term debt obligations and expected cash requirements for interest at March 31, 2012, reflecting the early redemption of debt, the redemption of pollution control/industrial revenue bonds and the issuance of new notes and InterNotes during the first quarter of 2012 (see Note K to the Consolidated Financial Statements).

Contractual Obligations at March 31, 2012	Payments Due by Year
In millions	2012	2013	2014	2015	2016	2017 and beyond	Total
Long-term debt – current and noncurrent (1)	$1,468	$685	$2,391	$1,482	$1,025	$13,353	$20,404
Expected cash requirements for interest (2)	$1,054	$1,128	$1,014	$899	$844	$7,737	$12,676

(1)	Excludes unamortized debt discount of $382 million.

(2)	Cash requirements for interest was calculated using current interest rates at March 31, 2012, and includes approximately $1.5 billion of various floating rate notes.

Contractual Obligations at December 31, 2011	Payments Due by Year
In millions	2012	2013	2014	2015	2016	2017 and beyond	Total
Long-term debt – current and noncurrent (1)	$2,749	$662	$2,361	$1,453	$995	$13,232	$21,452
Expected cash requirements for interest (2)	$1,269	$1,124	$1,011	$897	$845	$7,773	$12,919

(1)	Excludes unamortized debt discount of $393 million.

(2)	Cash requirements for interest was calculated using interest rates at December 31, 2011, and includes approximately $1.1 billion of various floating rate notes.

Off-Balance Sheet Arrangements
The Company holds a variable interest in a joint venture accounted for under the equity method of accounting. The Company is not the primary beneficiary of the joint venture and therefore is not required to consolidate the entity (see Note L to the Consolidated Financial Statements). In addition, see Note J to the Consolidated Financial Statements for information regarding the transfer of financial assets.

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. The Company had outstanding guarantees at March 31, 2012 of $1,131 million, up from $1,113 million at December 31, 2011. Additional information related to these guarantees can be found in the “Guarantees” section of Note I to the Consolidated Financial Statements.

Fair Value Measurements
The Company’s assets and liabilities measured at fair value are classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation. Assets and liabilities that are traded on an exchange with a quoted price are classified as Level 1. Assets and liabilities are classified as Level 2 if they are valued based on a bid, bid evaluation, or by using observable market data points of similar, more liquid securities to imply the price. The custodian of the Company’s debt and equity securities uses multiple industry-recognized vendors for pricing information and established processes for validation and verification to assist the Company in its process for determining and validating fair values for these assets. For the Company's interests held in trade receivable conduits, classified as Level 3, the fair value is determined by calculating the expected amount of cash to be received using the key input of anticipated credit losses in the portfolio of receivables sold that have not yet been collected. For pension or other postretirement benefit plan assets classified as Level 3, the total fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity for the investment. The sensitivity of fair value estimates is immaterial relative to the assets and liabilities measured at fair value, as well as to the total equity of the Company. See Notes H and J to the Consolidated Financial Statements for the Company’s disclosures about fair value measurements.

Portfolio managers and external investment managers regularly review all of the Company’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of the temporary impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred. For debt securities, the credit rating of the issuer, current credit rating trends and the trends of the issuer’s overall sector are considered in determining whether unrealized losses represent an other-than-temporary impairment. For equity securities, the Company’s investments are primarily in Standard & Poor’s ("S&P") 500 companies; however, the Company's policies allow investments in companies outside of the S&P 500. The largest holdings are Exchange Traded Funds that represent the S&P 500 index or an S&P 500 sector or subset; the Company also has holdings in Exchange Traded Funds that represent emerging markets. The Company considers the evidence to support the recovery of the cost basis of a security including volatility of the stock, the length of time the security has been in a loss position, value and growth expectations, and overall market and sector fundamentals, as well as technical analysis, in determining whether unrealized losses represent an other-than-temporary impairment. Other-than-temporary impairment write-downs on investments still held by the Company were $4 million in the first three months of 2012 ($2 million in the first three months of 2011).

Dividends
On February 9, 2012, the Board of Directors declared a quarterly dividend for the first quarter of 2012 of $0.25 per common share, payable April 30, 2012, to stockholders of record on March 30, 2012. On April 12, 2012, the Board of Directors declared a quarterly dividend for the second quarter of 2012 of $0.32 per common share, payable July 30, 2012 to stockholders of record on June 29, 2012. The 28 percent increase in the dividend demonstrates the Board's commitment to increasingly reward stockholders as the Company continues to grow earnings. Since 1912, the Company has paid a cash dividend every quarter and, in each instance prior to February 12, 2009, had maintained or increased the amount of the dividend, adjusted for stock splits. During this 100-year period, Dow has increased the amount of the quarterly dividend 49 times (approximately 12 percent of the time), reduced the dividend once and maintained the amount of the quarterly dividend approximately 88 percent of the time. The dividend was reduced in February 2009, for the first time since 1912, due to uncertainty in the credit markets, unprecedented lower demand for chemical products and the ongoing global recession.

On February 9, 2012, the Board of Directors declared a quarterly dividend of $85 million to Cumulative Convertible Perpetual Preferred Stock, Series A shareholders of record on March 15, 2012, which was paid on April 1, 2012. Ongoing dividends related to Cumulative Convertible Perpetual Preferred Stock, Series A will accrue at the rate of $85 million per quarter, and are payable quarterly subject to Board of Directors’ approval.

OTHER MATTERS
Recent Accounting Guidance
See Note B to the Consolidated Financial Statements for a summary of recent accounting guidance.

Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note A to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 10-K”) describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Dow’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2011 10-K. Since December 31, 2011, there have been no material changes in the Company’s critical accounting policies.

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

The table below provides information regarding asbestos-related claims pending against Union Carbide and Amchem, based on criteria developed by Union Carbide and its external consultants:

	2012	2011
Claims unresolved at January 1	53,225	62,582
Claims filed	1,896	2,039
Claims settled, dismissed or otherwise resolved	(12,303)	(3,372)
Claims unresolved at March 31	42,818	61,249
Claimants with claims against both UCC and Amchem	(12,671)	(18,475)
Individual claimants at March 31	30,147	42,774

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

In November 2010, Union Carbide requested ARPC to review Union Carbide’s historical asbestos claim and resolution activity and determine the appropriateness of updating its most recent study completed in December 2008. In response to that request, ARPC reviewed and analyzed data through October 31, 2010. The resulting study, completed by ARPC in December 2010, stated that the undiscounted cost of resolving pending and future asbestos-related claims against Union Carbide and Amchem, excluding future defense and processing costs, through 2025 was estimated to be between $744 million and $835 million. As in its earlier studies, ARPC provided estimates for a longer period of time in its December 2010 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

In December 2010, based on ARPC’s December 2010 study and Union Carbide’s own review of the asbestos claim and resolution activity, Union Carbide decreased its asbestos-related liability for pending and future claims to $744 million, which covered the 15-year period ending 2025, excluding future defense and processing costs. The reduction was $54 million and was shown as “Asbestos-related credit” in the consolidated statements of income and reflected in Corporate. At December 31, 2010, the asbestos-related liability for pending and future claims was $728 million.

In November 2011, Union Carbide requested ARPC to review Union Carbide's 2011 asbestos claim and resolution activity and determine the appropriateness of updating its December 2010 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2011. In January 2012, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its December 2010 study and, therefore, the estimate in that study remained applicable. Based on Union Carbide's own review of the asbestos claim and resolution activity and ARPC's response, Union Carbide determined that no change to the accrual was required. At December 31, 2011, the asbestos-related liability for pending and future claims was $668 million. At December 31, 2011, approximately 18 percent of the recorded liability related to pending claims and approximately 82 percent related to future claims.

Based on Union Carbide’s review of 2012 activity, Union Carbide determined that no adjustment to the accrual was required at March 31, 2012. Union Carbide’s asbestos-related liability for pending and future claims was $646 million at March 31, 2012. Approximately 20 percent of the recorded liability related to pending claims and approximately 80 percent related to future claims.

Defense and Resolution Costs
The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs	Three Months Ended		Aggregate Costs to Date as of
In millions	Mar 31, 2012	Mar 31, 2011	Mar 31, 2012
Defense costs	$25	$13	$887
Resolution costs	$22	$9	$1,605

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

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $25 million in the first quarter of 2012 ($13 million in the first quarter of 2011) and was reflected in “Cost of sales” in the consolidated statements of income.

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

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $40 million at March 31, 2012 and $40 million at December 31, 2011. At March 31, 2012 and December 31, 2011, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage. The following table summarizes Union Carbide’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Mar 31, 2012	Dec 31, 2011
Receivables for defense costs – carriers with settlement agreements	$19	$20
Receivables for resolution costs – carriers with settlement agreements	155	158
Receivables for insurance recoveries – carriers without settlement agreements	40	40
Total	$214	$218

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

The global nature of Dow’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global basis, the Company has assets, liabilities and cash flows in currencies other than the U.S. dollar. The primary objective of the Company’s foreign exchange risk management is to optimize the U.S. dollar value of net assets and cash flows, keeping the adverse impact of currency movements to a minimum. To achieve this objective, the Company hedges on a net exposure basis using foreign currency forward contracts, over-the-counter option contracts, cross-currency swaps, and nonderivative instruments in foreign currencies. Exposures primarily relate to assets, liabilities and bonds denominated in foreign currencies, as well as economic exposure, which is derived from the risk that currency fluctuations could affect the dollar value of future cash flows related to operating activities. The largest exposures are denominated in European currencies, the Japanese yen and the Canadian dollar, although exposures also exist in other currencies of Asia Pacific, Latin America, India, the Middle East and Africa.

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

Dow uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Company is a historical simulation model which captures co-movements in market rates across different instruments and market risk exposure categories. The historical simulation model uses a 97.5 percent confidence level and the historical scenario period includes at least six months of historical data. The March 31, 2012, 2011 year-end and 2011 average daily VAR for the aggregate of all positions are shown below. These amounts are immaterial relative to the total equity of the Company.

Total Daily VAR by Exposure Type		2011
In millions	At March 31, 2012	Year-end	Average
Foreign exchange	$1	$2	$2
Interest rate	$186	$286	$199
Equities	$20	$29	$20
Commodities	$7	$4	$4
Composite	$198	$300	$220

The Company’s daily VAR for the aggregate of all positions decreased from a composite VAR of $300 million at December 31, 2011 to a composite VAR of $198 million at March 31, 2012. Foreign exchange and equities VAR decreased due to lower volatility. The interest rate VAR decreased due to a reduction in the amount of debt outstanding as well as lower volatility. The commodities VAR was higher due to an increase in natural gas hedging activity.

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

The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred during the first quarter of 2012. For a summary of the history and current status of this matter, see Note I to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

Rohm and Haas Pension Plan Matters
In December 2005, a federal judge in the U.S. District Court for the Southern District of Indiana (the “District Court”) issued a decision granting a class of participants in the Rohm and Haas Pension Plan (the “Rohm and Haas Plan”) who had retired from Rohm and Haas, now a wholly owned subsidiary of the Company, and who elected to receive a lump sum benefit from the Rohm and Haas Plan, the right to a cost-of-living adjustment (“COLA”) as part of their retirement benefit. In August 2007, the Seventh Circuit Court of Appeals (the "Seventh Circuit") affirmed the District Court’s decision, and in March 2008, the U.S. Supreme Court denied the Rohm and Haas Plan’s petition to review the Seventh Circuit’s decision. The case was returned to the District Court for further proceedings. In October 2008 and February 2009, the District Court issued rulings that have the effect of including in the class all Rohm and Haas retirees who received a lump sum distribution without a COLA from the Rohm and Haas Plan since January 1976. These rulings are subject to appeal, and the District Court has not yet determined the amount of the COLA benefits that may be due to the class participants. The Rohm and Haas Plan and the plaintiffs entered into a settlement agreement that, in addition to settling the litigation with respect to the Rohm and Haas retirees, provides for the amendment of the complaint and amendment of the Rohm and Haas Plan to include active employees in the settlement benefits. The District Court preliminarily approved the settlement on November 24, 2009 and, following a hearing on March 12, 2010, issued a final order approving the settlement on April 12, 2010. A group of objectors to the settlement filed an appeal from the final order. In November 2010, the District Court issued an order approving class counsel’s fee award petition in an amount consistent with the terms of the settlement. The same objectors also appealed this order. On September 2, 2011, the Seventh Circuit affirmed the approval of the settlement and the award of attorneys' fees. A lone objector filed a petition for rehearing, which was denied on October 17, 2011. The objector continued the appeal process by timely filing a petition for a writ of certiorari to the U.S. Supreme Court, which was denied on April 16, 2012.

A pension liability associated with this matter of $185 million was recognized as part of the acquisition of Rohm and Haas on April 1, 2009. The liability, which was determined in accordance with the accounting guidance for contingencies, recognized the estimated impact of the above described judicial decisions on the long-term Rohm and Haas Plan obligations owed to the applicable Rohm and Haas retirees and active employees. The Company had a liability associated with this matter of $189 million at March 31, 2012 and $189 million at December 31, 2011. The Company expects to begin making the settlement payments during the second quarter of 2012 to resolve this matter.

ITEM 1A.  RISK FACTORS.
The following risk factor was updated in the first quarter of 2012.
Raw Materials: Availability of purchased feedstocks and energy and the volatility of these costs impact Dow’s operating costs and add variability to earnings.
Purchased feedstock and energy costs account for a substantial portion of the Company’s total production costs and operating expenses. The Company purchases hydrocarbon raw materials including ethane, propane, butane, naphtha and condensate as feedstocks. The Company also purchases certain monomers, primarily ethylene and propylene, to supplement internal production, as well as other raw materials. The Company purchases natural gas, mainly to generate electricity, and purchases electric power.

Feedstock and energy costs generally follow price trends in crude oil and natural gas, which are sometimes volatile. While the Company uses its feedstock flexibility and financial and physical hedging programs to help mitigate feedstock cost increases, the Company is not always able to immediately raise selling prices. Ultimately, the ability to pass on underlying cost increases is dependent on market conditions. Conversely, when feedstock and energy costs decline, selling prices generally decline as well. As a result, volatility in these costs could impact the Company’s results of operations.

The Company has announced a number of investments in the U.S. Gulf Coast to take advantage of increasing supplies of low-cost natural gas and natural gas liquids ("NGLs") from shale gas. As a result of these investments, the Company’s exposure to purchased ethylene and propylene is expected to decline, offset by increased exposure to ethane and propane feedstocks. The first project to come online will be the re-start of an ethylene cracker in Louisiana, which is expected to be completed by the end of 2012.

While the Company expects abundant and cost-advantaged supplies of NGLs in the United States to persist for the foreseeable future, if NGLs were to become significantly less advantaged than crude oil-based feedstocks, it could have a negative impact on the Company’s operations and future investments.

Also, if the Company’s key suppliers of feedstocks and energy are unable to provide the raw materials required for production, it could have a negative impact on the Company's results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The Company does not currently have a share repurchase program, and there were no purchases of the Company's common stock by the Company during the three months ended March 31, 2012.

ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 6.  EXHIBITS.
See the Exhibit Index on page 63 of this Quarterly Report on Form 10-Q for exhibits filed with this report.

The Dow Chemical Company and Subsidiaries Trademark Listing

The following trademarks or service marks of The Dow Chemical Company and certain affiliated companies of Dow appear in this report: ACRYSOL, ADCOTE, AFFINITY, AMPLIFY, AQUA-LAM, ASPUN, ATTANE, CONTINUUM, COSEAL, DOW, DOWLEX, ECOLIBRIUM, ENDURANCE, ENGAGE, ENLIGHT, ELITE, HEALTH+, HYPOD, INFUSE, INTEGRAL, LAMAL, MOR-AD, MOR-FREE, MORPRIME, MORSTIK, NORDEL, NYLOPAK, OPTICITE, PRIMACOR, PRIMAL, PROCITE, RHOPLEX, ROBOND, ROVACE, SARAN, SARANEX, SEALUTION, SERFENE, SI-LINK, SOLUTIONISM, STYROFOAM, TAMOL, TRENCHCOAT, TRYCITE, TUFLIN, TYBRITE, UNIGARD, VERSIFY

The Dow Chemical Company and Subsidiaries Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOW CHEMICAL COMPANY
Registrant
Date: May 2, 2012

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