Form 10-Q
period 2012-06-30
DOW CHEMICAL CO /DE/
filed 2012-08-01
CIK 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☑ No

Outstanding at
Class	June 30, 2012
Common Stock, par value $2.50 per share	1,198,107,132 shares

The Dow Chemical Company
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2012

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions, except per share amounts (Unaudited)	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Net Sales	$14,513	$16,046	$29,232	$30,779
Cost of sales	12,200	13,551	24,485	25,668
Research and development expenses	406	411	811	811
Selling, general and administrative expenses	674	695	1,381	1,395
Amortization of intangibles	122	125	244	248
Restructuring charges	—	—	357	—
Acquisition-related integration expenses	—	—	—	31
Equity in earnings of nonconsolidated affiliates	148	291	317	589
Sundry income (expense) - net	27	80	44	(369)
Interest income	10	10	16	17
Interest expense and amortization of debt discount	312	328	641	705
Income Before Income Taxes	984	1,317	1,690	2,158
Provision for income taxes	244	240	430	360
Net Income	740	1,077	1,260	1,798
Net income attributable to noncontrolling interests	6	10	29	21
Net Income Attributable to The Dow Chemical Company	734	1,067	1,231	1,777
Preferred stock dividends	85	85	170	170
Net Income Available for The Dow Chemical Company Common Stockholders	$649	$982	$1,061	$1,607

Per Common Share Data:
Earnings per common share - basic	$0.55	$0.84	$0.90	$1.39
Earnings per common share - diluted	$0.55	$0.84	$0.90	$1.37

Common stock dividends declared per share of common stock	$0.32	$0.25	$0.57	$0.40
Weighted-average common shares outstanding - basic	1,169.7	1,149.6	1,165.3	1,144.6
Weighted-average common shares outstanding - diluted	1,176.6	1,160.9	1,172.7	1,156.2

Depreciation	$506	$526	$1,016	$1,085
Capital Expenditures	$581	$564	$983	$969
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Net Income	$740	$1,077	$1,260	$1,798
Other Comprehensive Income (Loss), Net of Tax
Net change in unrealized gains (losses) on investments	(25)	(8)	32	6
Translation adjustments	(456)	159	(174)	600
Adjustments to pension and other postretirement benefit plans	97	69	182	141
Net gains (losses) on cash flow hedging derivative instruments	3	14	(11)	5
Other comprehensive income (loss)	(381)	234	29	752
Comprehensive Income	359	1,311	1,289	2,550
Comprehensive income attributable to noncontrolling interests, net of tax	6	10	29	21
Comprehensive Income Attributable to The Dow Chemical Company	$353	$1,301	$1,260	$2,529
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Jun 30, 2012	Dec 31, 2011
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2012: $174; 2011: $170)	$4,128	$5,444
Marketable securities and interest-bearing deposits	2	2
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2012: $134; 2011: $121)	5,251	4,900
Other	4,636	4,726
Inventories	8,380	7,577
Deferred income tax assets - current	462	471
Other current assets	339	302
Total current assets	23,198	23,422
Investments
Investment in nonconsolidated affiliates	3,190	3,405
Other investments (investments carried at fair value - 2012: $2,063; 2011: $2,008)	2,554	2,508
Noncurrent receivables	1,229	1,144
Total investments	6,973	7,057
Property
Property	52,924	52,216
Less accumulated depreciation	35,571	34,917
Net property (variable interest entities restricted - 2012: $2,324; 2011: $2,169)	17,353	17,299
Other Assets
Goodwill	12,896	12,930
Other intangible assets (net of accumulated amortization - 2012: $2,605; 2011: $2,349)	4,898	5,061
Deferred income tax assets - noncurrent	2,582	2,559
Asbestos-related insurance receivables - noncurrent	167	172
Deferred charges and other assets	775	724
Total other assets	21,318	21,446
Total Assets	$68,842	$69,224
Liabilities and Equity
Current Liabilities
Notes payable	$473	$541
Long-term debt due within one year	1,880	2,749
Accounts payable:
Trade	4,586	4,778
Other	2,262	2,216
Income taxes payable	375	382
Deferred income tax liabilities - current	117	129
Dividends payable	462	376
Accrued and other current liabilities	2,474	2,463
Total current liabilities	12,629	13,634
Long-Term Debt (variable interest entities nonrecourse - 2012: $1,308; 2011: $1,138)	18,304	18,310
Other Noncurrent Liabilities
Deferred income tax liabilities - noncurrent	1,009	1,091
Pension and other postretirement benefits - noncurrent	8,775	9,034
Asbestos-related liabilities - noncurrent	581	608
Other noncurrent obligations	3,173	3,109
Total other noncurrent liabilities	13,538	13,842
Redeemable Noncontrolling Interest	147	147
Stockholders’ Equity
Preferred stock, series A	4,000	4,000
Common stock	2,996	2,961
Additional paid-in capital	3,018	2,663
Retained earnings	19,473	19,087
Accumulated other comprehensive loss	(5,967)	(5,996)
Unearned ESOP shares	(399)	(434)
The Dow Chemical Company’s stockholders’ equity	23,121	22,281
Noncontrolling interests	1,103	1,010
Total equity	24,224	23,291
Total Liabilities and Equity	$68,842	$69,224
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
In millions (Unaudited)	Jun 30, 2012	Jun 30, 2011
Operating Activities
Net Income	$1,260	$1,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,353	1,428
Credit for deferred income tax	(133)	(99)
Earnings of nonconsolidated affiliates less than dividends received	191	50
Pension contributions	(499)	(282)
Net gain on sales of investments	(6)	(35)
Net gain on sales of property, businesses and consolidated companies	(71)	(6)
Other net loss	32	—
Net gain on sale of ownership interest in nonconsolidated affiliates	—	(61)
Restructuring charges	357	—
Loss on early extinguishment of debt	24	482
Excess tax benefits from share-based payment arrangements	(58)	(14)
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(2,143)	(2,721)
Proceeds from interests in trade accounts receivable conduits	1,972	1,224
Inventories	(790)	(1,651)
Accounts payable	(248)	653
Other assets and liabilities	180	(146)
Cash provided by operating activities	1,421	620
Investing Activities
Capital expenditures	(983)	(969)
Construction of assets pending sale / leaseback	—	(113)
Proceeds from sale / leaseback of assets	—	80
Proceeds from sales of property, businesses and consolidated companies	62	85
Acquisitions of businesses	—	(6)
Investments in consolidated companies, net of cash acquired	(27)	(120)
Investments in and loans to nonconsolidated affiliates	(168)	(45)
Distributions from nonconsolidated affiliates	13	27
Proceeds from sale of ownership interests in nonconsolidated affiliates	—	81
Purchases of investments	(266)	(427)
Proceeds from sales and maturities of investments	254	503
Cash used in investing activities	(1,115)	(904)
Financing Activities
Changes in short-term notes payable	(63)	(557)
Proceeds from issuance of long-term debt	446	946
Payments on long-term debt	(1,431)	(4,738)
Purchases of treasury stock	—	(19)
Proceeds from issuance of common stock	190	171
Proceeds from sales of common stock	—	98
Excess tax benefits from share-based payment arrangements	58	14
Contribution from noncontrolling interests	—	20
Distributions to noncontrolling interests	(58)	(22)
Dividends paid to stockholders	(751)	(512)
Cash used in financing activities	(1,609)	(4,599)
Effect of Exchange Rate Changes on Cash	(13)	64
Cash Assumed in Initial Consolidation of Variable Interest Entities	—	3
Summary
Decrease in cash and cash equivalents	(1,316)	(4,816)
Cash and cash equivalents at beginning of year	5,444	7,039
Cash and cash equivalents at end of period	$4,128	$2,223
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Six Months Ended
In millions (Unaudited)	Jun 30, 2012	Jun 30, 2011
Preferred Stock
Balance at beginning of year and end of period	$4,000	$4,000
Common Stock
Balance at beginning of year	2,961	2,931
Common stock issued	35	22
Balance at end of period	2,996	2,953
Additional Paid-in Capital
Balance at beginning of year	2,663	2,286
Common stock issued	155	149
Stock-based compensation and allocation of ESOP shares	200	15
Balance at end of period	3,018	2,450
Retained Earnings
Balance at beginning of year	19,087	17,736
Net income available for The Dow Chemical Company common stockholders	1,061	1,607
Dividends declared on common stock (per share: $0.57 in 2012, $0.40 in 2011)	(667)	(460)
Other	(8)	(6)
Balance at end of period	19,473	18,877
Accumulated Other Comprehensive Loss
Balance at beginning of year	(5,996)	(4,399)
Other comprehensive income	29	752
Balance at end of period	(5,967)	(3,647)
Unearned ESOP Shares
Balance at beginning of year	(434)	(476)
Shares allocated to ESOP participants	35	28
Balance at end of period	(399)	(448)
Treasury Stock
Balance at beginning of year	—	(239)
Purchases	—	(19)
Issuance to employees and employee plans	—	258
Balance at end of period	—	—
The Dow Chemical Company’s Stockholders’ Equity	23,121	24,185
Noncontrolling Interests
Balance at beginning of year	1,010	803
Net income attributable to noncontrolling interests	29	21
Distributions to noncontrolling interests	(58)	(22)
Capital contributions (noncash capital contributions - 2012: $95; 2011: $0)	95	20
Consolidation of a variable interest entity	37	31
Other	(10)	1
Balance at end of period	1,103	854
Total Equity	$24,224	$25,039
See Notes to the Consolidated Financial Statements.

(Unaudited)	The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 1. Financial Statements. Notes to the Consolidated Financial Statements

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

NOTE B – RECENT ACCOUNTING GUIDANCE
On January 1, 2012, the Company adopted Accounting Standards Update ("ASU") 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income," as amended by ASU 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." This standard improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. See the Consolidated Statements of Comprehensive Income and Note P for additional information.

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
Accounting Guidance Issued But Not Adopted as of June 30, 2012
In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities," which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Retrospective presentation for all comparative periods presented is required. The Company is currently evaluating the impact of adopting this guidance.

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

Severance Costs
The restructuring charges in the first quarter of 2012 included severance of $113 million for the separation of approximately 900 employees under the terms of the Company's ongoing benefit arrangements, primarily over the next two years. These costs were charged against Corporate. At June 30, 2012, severance of $17 million had been paid and a liability of $96 million remained for 747 employees.

Impairment of Long-Lived Assets and Other Assets
The restructuring charges related to the write-down and write-off of assets in the first quarter of 2012 totaled $94 million. Details regarding the write-downs and write-offs are as follows:

•
The Company evaluated its facilities that manufacture STYROFOAM™ brand insulation and as a result, the decision was made to shut down facilities in Balatonfuzfo, Hungary; Estarreja, Portugal; and Charleston, Illinois. In addition, a facility in Terneuzen, The Netherlands will be idled and impaired. Write-downs associated with these facilities of $37 million were recorded in the first quarter of 2012 against the Coatings and Infrastructure Solutions segment. The Netherlands facility was shut down at the end of the second quarter of 2012. The remaining facilities will be shut down by year-end 2012.

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

The following table summarizes the activities related to the Company's restructuring reserve:

2012 Restructuring Activities In millions	Costs Associated with Exit or Disposal Activities	Severance Costs	Impairment of Long-Lived Assets and Other Assets	Total
Restructuring charges recognized in the first quarter of 2012	$150	$113	$94	$357
Charges against the reserve	—	—	(94)	(94)
Reserve balance at March 31, 2012	$150	$113	$—	$263
Cash payments	(41)	(17)	—	(58)
Noncash settlements	(12)	—	—	(12)
Foreign currency impact	(2)	—	—	(2)
Reserve balance at June 30, 2012	$95	$96	$—	$191

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

NOTE D – ACQUISITIONS AND DIVESTITURES
Rohm and Haas Acquisition and Integration Related Expenses
During the first quarter of 2011, pretax charges totaling $31 million were recorded for integration costs related to the April 1, 2009 acquisition of Rohm and Haas Company ("Rohm and Haas"), which was completed in the first quarter of 2011. These charges were recorded in “Acquisition-related integration expenses” in the consolidated statements of income and reflected in Corporate.

Divestiture of the Styron Business Unit
On June 17, 2010, the Company sold the Styron business unit ("Styron") to an affiliate of Bain Capital Partners. The proceeds received on the sale included a $75 million long-term note receivable. In addition, the Company elected to acquire a 7.5 percent equity interest in the resulting privately held, global materials company.

On February 3, 2011, Styron repaid the $75 million long-term note receivable, plus interest. In the first quarter of 2011, the Company received dividend income of $25 million, recorded in "Sundry income (expense) - net" in the consolidated statements of income and reflected in Corporate. The Company continued to hold a 6.5 percent equity interest at June 30, 2012.

NOTE E – INVENTORIES
The following table provides a breakdown of inventories:

Inventories In millions	Jun 30, 2012	Dec 31, 2011
Finished goods	$4,672	$4,327
Work in process	1,931	1,716
Raw materials	993	765
Supplies	784	769
Total inventories	$8,380	$7,577
The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $788 million at June 30, 2012 and $1,105 million at December 31, 2011.

NOTE F – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the carrying amount of goodwill by operating segment:

Goodwill	Electronic and Functional Materials	Coatings and Infra- structure Solutions	Ag Sciences	Perf Materials	Perf Plastics	Feedstocks and Energy	Total
In millions
Net goodwill at Dec 31, 2011	$4,934	$4,041	$1,558	$959	$1,375	$63	$12,930
Goodwill related to 2012 acquisition of:
Lightscape Materials, Inc.	3	—	—	—	—	—	3
Foreign currency impact	(11)	(16)	—	(1)	(9)	—	(37)
Net goodwill at Jun 30, 2012	$4,926	$4,025	$1,558	$958	$1,366	$63	$12,896

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	At June 30, 2012			At December 31, 2011
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$1,701	$(670)	$1,031	$1,693	$(594)	$1,099
Patents	130	(98)	32	119	(97)	22
Software	1,094	(629)	465	1,049	(596)	453
Trademarks	691	(257)	434	695	(224)	471
Customer related	3,652	(837)	2,815	3,652	(730)	2,922
Other	157	(114)	43	150	(108)	42
Total other intangible assets, finite lives	$7,425	$(2,605)	$4,820	$7,358	$(2,349)	$5,009
IPR&D (1), indefinite lives	78	—	78	52	—	52
Total other intangible assets	$7,503	$(2,605)	$4,898	$7,410	$(2,349)	$5,061
(1) In-process research and development (“IPR&D”) purchased in business combinations.

The following table provides information regarding amortization expense related to intangible assets:

Amortization Expense	Three Months Ended		Six Months Ended
In millions	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Other intangible assets, excluding software	$122	$125	$244	$248
Software, included in “Cost of sales”	$16	$22	$31	$45

Total estimated amortization expense for 2012 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2012	$554
2013	$535
2014	$513
2015	$496
2016	$485
2017	$450

NOTE G – FINANCIAL INSTRUMENTS
Investments
The Company’s investments in marketable securities are primarily classified as available-for-sale.

Investing Results	Six Months Ended
In millions	Jun 30, 2012	Jun 30, 2011
Proceeds from sales of available-for-sale securities	$236	$460
Gross realized gains	$9	$26
Gross realized losses	$(5)	$(7)
The following table summarizes the contractual maturities of the Company’s investments in debt securities:

Contractual Maturities of Debt Securities at June 30, 2012
In millions	Amortized Cost	Fair Value
Within one year	$38	$39
One to five years	422	464
Six to ten years	551	605
After ten years	209	251
Total	$1,220	$1,359

At June 30, 2012, the Company had $1,450 million held-to-maturity securities (primarily Treasury Bills) classified as cash equivalents, as these securities had original maturities of three months or less ($1,836 million at December 31, 2011). The Company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. At June 30, 2012, the Company had investments in money market funds of $76 million classified as cash equivalents ($1,090 million at December 31, 2011).
The net unrealized gain from mark-to-market adjustments recognized in earnings during the three-month period ended June 30, 2012 on trading securities held at June 30, 2012 was $4 million ($2 million during the three-month period ended June 30, 2011). The net unrealized gain from mark-to-market adjustments recognized in earnings during the six-month period ended June 30, 2012 on trading securities held at June 30, 2012 was $28 million ($13 million during the six-month period ended June 30, 2011).
The following table provides the fair value and gross unrealized losses of the Company’s investments that were deemed to be temporarily impaired at June 30, 2012 and December 31, 2011, aggregated by investment category:

Temporarily Impaired Securities Less than 12 Months (1)
	At June 30, 2012		At December 31, 2011
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
Corporate bonds	40	(1)	44	(2)
Total debt securities	$40	$(1)	$44	$(2)
Equity securities	195	(27)	190	(36)
Total temporarily impaired securities	$235	$(28)	$234	$(38)

(1)	Unrealized losses of 12 months or more were less than $1 million.

Portfolio managers regularly review the Company’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of the impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred.
For debt securities, the credit rating of the issuer, current credit rating trends, the trends of the issuer’s overall sector, the ability of the issuer to pay expected cash flows and the length of time the security has been in a loss position are considered in determining whether unrealized losses represent an other-than-temporary impairment. The Company did not have any credit-related losses during the six-month periods ended June 30, 2012 or June 30, 2011.

For equity securities, the Company’s investments are primarily in Standard & Poor’s (“S&P”) 500 companies; however, the Company’s policies allow investments in companies outside of the S&P 500. The largest holdings are Exchange Traded Funds that represent the S&P 500 index or an S&P 500 sector or subset; the Company also has holdings in Exchange Traded Funds that represent emerging markets. The Company considers the evidence to support the recovery of the cost basis of a security including volatility of the stock, the length of time the security has been in a loss position, value and growth expectations, and overall market and sector fundamentals, as well as technical analysis, in determining whether unrealized losses represent an other-than-temporary impairment. In the six-month period ended June 30, 2012, other-than-temporary impairment write-downs on investments still held by the Company were $5 million ($3 million in the six-month period ended June 30, 2011).
The aggregate cost of the Company’s cost method investments totaled $167 million at June 30, 2012 and $179 million at December 31, 2011. Due to the nature of these investments, the fair market value is not readily determinable. These investments are reviewed quarterly for impairment indicators. In the six-month period ended June 30, 2012, the Company's impairment analysis resulted in no reduction in the cost basis of these investments (no reduction in the six-month period ended June 30, 2011).
The following table summarizes the fair value of financial instruments at June 30, 2012 and December 31, 2011:

Fair Value of Financial Instruments
	At June 30, 2012				At December 31, 2011
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities: (1)
Debt securities:
Government debt (2)	$520	$62	$—	$582	$556	$62	$—	$618
Corporate bonds	700	78	(1)	777	652	73	(2)	723
Total debt securities	$1,220	$140	$(1)	$1,359	$1,208	$135	$(2)	$1,341
Equity securities	647	84	(27)	704	646	57	(36)	667
Total marketable securities	$1,867	$224	$(28)	$2,063	$1,854	$192	$(38)	$2,008
Long-term debt incl. debt due within one year (3)	$(20,184)	$39	$(3,163)	$(23,308)	$(21,059)	$6	$(2,736)	$(23,789)
Derivatives relating to:
Interest rates	$—	$—	$(6)	$(6)	$—	$—	$—	$—
Commodities (4)	$—	$22	$(11)	$11	$—	$16	$(1)	$15
Foreign currency	$—	$23	$(28)	$(5)	$—	$31	$(17)	$14
(1) Included in “Other investments” in the consolidated balance sheets.
(2) U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.
(3) Cost includes fair value adjustments of $23 million at June 30, 2012 and $23 million at December 31, 2011.
(4) Presented net of cash collateral, as disclosed in Note H.

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

The Company’s risk management program for interest rate, foreign currency and commodity risks is based on fundamental, mathematical and technical models that take into account the implicit cost of hedging. Risks created by derivative instruments and the mark-to-market valuations of positions are strictly monitored at all times, using value at risk and stress tests. Counterparty credit risk arising from these contracts is not significant because the Company minimizes counterparty concentration, deals primarily with major financial institutions of solid credit quality, and the majority of its hedging transactions mature in less than three months. In addition, the Company minimizes concentrations of credit risk through its global orientation by transacting with large, internationally diversified financial counterparties. It is the Company’s policy to not have credit-risk-related contingent features in its derivative instruments. No significant concentration of counterparty credit risk existed at June 30, 2012. The Company does not anticipate losses from credit risk, and the net cash requirements arising from counterparty risk associated with risk management activities are not expected to be material in 2012.
The Company revises its strategies as market conditions dictate and management reviews its overall financial strategies and the impacts from using derivatives in its risk management program with the Company’s Board of Directors.
Interest Rate Risk Management
The Company enters into various interest rate contracts with the objective of lowering funding costs or altering interest rate exposures related to fixed and variable rate obligations. In these contracts, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. At June 30, 2012, the Company had open interest rate swaps with maturity dates that extend to 2019.
Foreign Currency Risk Management
The Company’s global operations require active participation in foreign exchange markets. The Company enters into foreign exchange forward contracts and options, and cross-currency swaps to hedge various currency exposures or create desired exposures. Exposures primarily relate to assets, liabilities and bonds denominated in foreign currencies, as well as economic exposure, which is derived from the risk that currency fluctuations could affect the dollar value of future cash flows related to operating activities. The primary business objective of the activity is to optimize the U.S. dollar value of the Company’s assets, liabilities and future cash flows with respect to exchange rate fluctuations. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. At June 30, 2012, the Company had forward contracts, options and cross-currency swaps to buy, sell or exchange foreign currencies. These contracts had various expiration dates, primarily in the third quarter of 2012.
Commodity Risk Management
The Company has exposure to the prices of commodities in its procurement of certain raw materials. The primary purpose of commodity hedging activities is to manage the price volatility associated with these forecasted inventory purchases. At June 30, 2012, the Company had futures contracts, options and swaps to buy, sell or exchange commodities. These agreements had various expiration dates through fourth quarter of 2015.
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
There was a net loss of less than $1 million after tax from previously terminated interest rate cash flow hedges included in AOCI at June 30, 2012 ($1 million after tax at December 31, 2011). The Company had open interest rate derivatives designated as cash flow hedges at June 30, 2012 with a net loss of $4 million after tax and a notional U.S. dollar equivalent of $320 million (no open interest rate derivatives designated as cash flow hedges at December 31, 2011).
Current open foreign currency forward contracts hedge the currency risk of forecasted feedstock purchase transactions until January 2013. The effective portion of the mark-to-market effects of the foreign currency forward contracts is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying feedstock purchase affects income. The net gain from the foreign currency hedges included in AOCI at June 30, 2012 was $6 million after tax (net gain of $2 million after tax at December 31, 2011). At June 30, 2012, the Company had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a notional U.S. dollar equivalent of $396 million ($432 million at December 31, 2011).

Commodity swaps, futures and option contracts with maturities of not more than 36 months are utilized and designated as cash flow hedges of forecasted commodity purchases. Current open contracts hedge forecasted transactions until June 2014. The effective portion of the mark-to-market effect of the cash flow hedge instrument is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying commodity purchase affects income. The net loss from commodity hedges included in AOCI at June 30, 2012 was $20 million after tax ($7 million after tax at December 31, 2011). At June 30, 2012 and December 31, 2011, the Company had the following aggregate notionals of outstanding commodity forward and futures contracts to hedge forecasted purchases:

Commodity	Jun 30, 2012	Dec 31, 2011	Notional Volume Unit
Corn	3.2	0.6	million bushels
Crude Oil	0.6	0.2	million barrels
Ethane	2.6	1.6	million barrels
Naphtha	—	90.0	kilotons
Natural Gas	119.2	7.4	million million British thermal units
Ethane / Propane Mix	0.1	0.2	million barrels
Soybeans	1.8	0.3	million bushels

The net after-tax amounts to be reclassified from AOCI to income within the next 12 months are a $20 million loss for commodity contracts and a $6 million gain for foreign currency contracts.

Fair Value Hedges
For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current period income and reflected as “Interest expense and amortization of debt discount” in the consolidated statements of income. The short-cut method is used when the criteria are met. The Company had no open interest rate swaps designated as fair value hedges of underlying fixed rate debt obligations at June 30, 2012 or December 31, 2011.
Net Foreign Investment Hedges
For derivative instruments that are designated and qualify as net foreign investment hedges, the effective portion of the gain or loss on the derivative is included in “Cumulative Translation Adjustments” in AOCI. At June 30, 2012 and December 31, 2011, the Company had no open forward contracts or outstanding options to buy, sell or exchange foreign currencies designated as net foreign investment hedges. At June 30, 2012, the Company had outstanding foreign-currency denominated debt designated as a hedge of net foreign investment of $569 million ($585 million at December 31, 2011). The results of hedges of the Company’s net investment in foreign operations included in “Cumulative Translation Adjustments” in AOCI was a net gain of $10 million after tax at June 30, 2012 (net loss of $48 million after tax at December 31, 2011). See Note P for further detail on changes in AOCI.
Other Derivative Instruments
The Company utilizes futures, options and swap instruments that are effective as economic hedges of commodity price exposures, but do not meet the hedge accounting criteria for derivatives and hedging. At June 30, 2012 and December 31, 2011, the Company had the following aggregate notionals of outstanding commodity contracts:

Commodity	Jun 30, 2012	Dec 31, 2011	Notional Volume Unit
Ethane	1.5	2.1	million barrels
Naphtha	45.0	82.5	kilotons
Natural Gas	1.0	4.6	million million British thermal units

The Company also uses foreign exchange forward contracts, options, and cross-currency swaps that are not designated as hedging instruments primarily to manage foreign currency exposure. The Company had open foreign exchange contracts with various expiration dates to buy, sell or exchange foreign currencies with a notional U.S. dollar equivalent of $14,659 million at June 30, 2012 ($14,002 million at December 31, 2011) and open interest rate swaps with a notional U.S. dollar equivalent of $335 million at June 30, 2012 (no open interest rate swaps at December 31, 2011).

The following table provides the fair value and gross balance sheet classification of derivative instruments at June 30, 2012 and December 31, 2011:

Fair Value of Derivative Instruments In millions	Balance Sheet Classification	Jun 30, 2012	Dec 31, 2011
Asset Derivatives
Derivatives designated as hedges:
Interest rates	Other current assets	$—	$—
Commodities	Other current assets	11	5
Foreign currency	Accounts and notes receivable – Other	4	9
Total derivatives designated as hedges		$15	$14
Derivatives not designated as hedges:
Interest rates	Other current assets	$—	$—
Commodities	Other current assets	14	19
Foreign currency	Accounts and notes receivable – Other	37	66
Total derivatives not designated as hedges		$51	$85
Total asset derivatives		$66	$99
Liability Derivatives
Derivatives designated as hedges:
Interest rates	Accounts payable – Other	$6	$—
Commodities	Accounts payable – Other	33	11
Foreign currency	Accounts payable – Other	1	8
Total derivatives designated as hedges		$40	$19
Derivatives not designated as hedges:
Interest rates	Accounts payable – Other	$—	$—
Commodities	Accounts payable – Other	11	9
Foreign currency	Accounts payable – Other	45	53
Total derivatives not designated as hedges		$56	$62
Total liability derivatives		$96	$81

NOTE H – FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following tables summarize the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at June 30, 2012 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Interests in trade accounts receivable conduits (2)	$—	$—	$1,220	$—	$1,220
Equity securities (3)	671	33	—	—	704
Debt securities: (3)
Government debt (4)	—	582	—	—	582
Corporate bonds	—	777	—	—	777
Derivatives relating to: (5)
Commodities	11	14	—	(3)	22
Foreign currency	—	41	—	(18)	23
Total assets at fair value	$682	$1,447	$1,220	$(21)	$3,328
Liabilities at fair value:
Long-term debt (6)	$—	$23,308	$—	$—	$23,308
Derivatives relating to: (5)
Interest rates	—	6	—	—	6
Commodities	27	17	—	(33)	11
Foreign currency	—	46	—	(18)	28
Total liabilities at fair value	$27	$23,377	$—	$(51)	$23,353

Basis of Fair Value Measurements on a Recurring Basis at December 31, 2011 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Interests in trade accounts receivable conduits (2)	$—	$—	$1,141	$—	$1,141
Equity securities (3)	634	33	—	—	667
Debt securities: (3)
Government debt (4)	—	618	—	—	618
Corporate bonds	—	723	—	—	723
Derivatives relating to: (5)
Commodities	10	14	—	(8)	16
Foreign currency	—	75	—	(44)	31
Total assets at fair value	$644	$1,463	$1,141	$(52)	$3,196
Liabilities at fair value:
Long-term debt (6)	$—	$23,789	$—	$—	$23,789
Derivatives relating to: (5)
Commodities	13	7	—	(19)	1
Foreign currency	—	61	—	(44)	17
Total liabilities at fair value	$13	$23,857	$—	$(63)	$23,807

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

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding assets and liabilities. The Company posted cash collateral of $30 million at June 30, 2012 ($11 million at December 31, 2011) classified as “Accounts and notes receivable – Other” in the consolidated balance sheets.
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
There were no transfers between Levels 1 and 2 in the six-month period ended June 30, 2012 or the year ended December 31, 2011.
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
The following table summarizes the changes in fair value measurements using Level 3 inputs for the three and six-month periods ended June 30, 2012 and 2011:

Fair Value Measurements Using Level 3 Inputs	Three Months Ended		Six Months Ended
Interests Held in Trade Receivable Conduits (1) In millions	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Balance at beginning of period	$1,429	$1,343	$1,141	$1,267
Gain (Loss) included in earnings (2)	1	3	(2)	(5)
Purchases	100	277	2,053	1,351
Settlements	(310)	(234)	(1,972)	(1,224)
Balance at June 30	$1,220	$1,389	$1,220	$1,389

(1)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets.

(2)	Included in “Selling, general and administrative expenses” in the consolidated statements of income.

Fair Value Measurements on a Nonrecurring Basis
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a nonrecurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements on a Nonrecurring Basis at June 30, 2012	Significant Other Unobservable Inputs	Total Losses
In millions	(Level 3)	2012
Assets at fair value:
Long-lived assets and other assets	$—	$(94)

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

As part of the Joint Plan, Dow and Corning Incorporated agreed to provide a credit facility to Dow Corning in an aggregate amount of $300 million; the aggregate amount was reduced to $100 million effective June 1, 2012. The Company’s share of the credit facility was originally $150 million, but was reduced to $50 million effective June 1, 2012, and is subject to the terms and conditions stated in the Joint Plan. At June 30, 2012, no draws had been taken against the credit facility.

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

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At June 30, 2012, the Company had accrued obligations of $744 million for probable environmental remediation and restoration costs, including $69 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2011, the Company had accrued obligations of $733 million for probable environmental remediation and restoration costs, including $69 million for the remediation of Superfund sites.

Midland Off-Site Environmental Matters
On June 12, 2003, the Michigan Department of Environmental Quality ("MDEQ") issued a Hazardous Waste Operating License (the "License") to the Company’s Midland, Michigan manufacturing site (the "Midland site"), which included provisions requiring the Company to conduct an investigation to determine the nature and extent of off-site contamination in the City of Midland soils, the Tittabawassee River and Saginaw River sediment and floodplain soils, and the Saginaw Bay, and, if necessary, undertake remedial action.

City of Midland
The MDEQ, as a result of ongoing discussions with the Company regarding the implementation of the requirements of the License, announced on February 16, 2012, a proposed plan to resolve the issue of dioxin contamination in residential soils in Midland. As part of the proposed plan, the Company will sample soil at residential properties near the Midland site for the presence of dioxins to determine where clean-up may be required. On March 6, 2012, the Company submitted an Interim Response Activity Plan Designed to Meet Criteria ("Work Plan") to the MDEQ. On May 25, 2012, the Company submitted a revision to the Work Plan to the MDEQ to address agency and public comments. The MDEQ approved the Work Plan on June 1, 2012. Implementation of the Work Plan began on June 4, 2012.

Tittabawassee and Saginaw Rivers, Saginaw Bay
The Company, the U.S. Environmental Protection Agency ("EPA") and the State of Michigan ("State") entered into an administrative order on consent ("AOC"), effective January 21, 2010, that requires the Company to conduct a remedial investigation, a feasibility study and a remedial design for the Tittabawassee River, the Saginaw River and the Saginaw Bay, and pay the oversight costs of the EPA and the State under the authority of the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). These actions, to be conducted under the lead oversight of the EPA, will build upon the investigative work completed under the State Resource Conservation Recovery Act ("RCRA") program from 2005 through 2009. The Tittabawassee River, beginning at the Midland site and extending down to the first six miles of the Saginaw River, are designated as the first Operable Unit for purposes of conducting the remedial investigation, feasibility study and remedial design work. This work will be performed in a largely upriver to downriver sequence for eight geographic segments of the Tittabawassee and upper Saginaw Rivers. In the first quarter of 2012, the EPA requested the Company address the Tittabawassee River floodplain as an additional segment. The remainder of the Saginaw River and the Saginaw Bay are designated as a second Operable Unit and the work associated with that unit may also be geographically segmented. The AOC does not obligate the Company to perform removal or remedial action; that action can only be required by a separate order. The Company and the EPA will be negotiating orders separate from the AOC that will obligate the Company to perform remedial actions under the scope of work of the AOC. The Company and the EPA have entered into two separate orders to perform limited remedial actions to implement early actions. In addition, the Company and the EPA have entered into the first order to address remedial actions in the first of the nine geographic segments in the first Operable Unit.

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

On September 28, 2007, the Company and the natural resource damage trustees entered into a Funding and Participation Agreement that addressed the Company’s payment of past costs incurred by the natural resource damage trustees, payment of the costs of a trustee coordinator and a process to review additional cooperative studies that the Company might agree to fund or conduct with the natural resource damage trustees. On March 18, 2008, the Company and the natural resource damage trustees entered into a Memorandum of Understanding to provide a mechanism for the Company to fund cooperative studies related to the assessment of natural resource damages. This Memorandum of Understanding has been amended and extended until March 2013. On April 7, 2008, the natural resource damage trustees released their "Natural Resource Damage Assessment Plan for the Tittabawassee River System Assessment Area."

At June 30, 2012, the accrual for these off-site matters was $41 million (included in the total accrued obligation of $744 million at June 30, 2012). At December 31, 2011, the Company had an accrual for these off-site matters of $40 million (included in the total accrued obligation of $733 million at December 31, 2011).

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

Based on Union Carbide’s review of 2012 activity, Union Carbide determined that no adjustment to the accrual was required at June 30, 2012. Union Carbide’s asbestos-related liability for pending and future claims was $636 million at June 30, 2012. Approximately 20 percent of the recorded liability related to pending claims and approximately 80 percent related to future claims.

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

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $40 million at June 30, 2012 and $40 million at December 31, 2011. At June 30, 2012 and December 31, 2011, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage. The following table summarizes Union Carbide’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Jun 30, 2012	Dec 31, 2011
Receivables for defense costs – carriers with settlement agreements	$19	$20
Receivables for resolution costs – carriers with settlement agreements	154	158
Receivables for insurance recoveries – carriers without settlement agreements	40	40
Total	$213	$218

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $23 million in the second quarter of 2012 ($15 million in the second quarter of 2011) and $48 million in the first six months of 2012 ($28 million in the first six months of 2011), and was reflected in “Cost of sales” in the consolidated statements of income.

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

Additionally, on March 10, 2007, the Company received a Statement of Objections from the EC stating that it believed that DuPont Dow Elastomers L.L.C. (“DDE”), a former 50:50 joint venture with E.I. du Pont de Nemours and Company (“DuPont”), together with other participants in the synthetic rubber industry, engaged in conduct in violation of European competition laws with respect to the polychloroprene business. This Statement of Objections specifically names the Company, in its capacity as a former joint venture owner of DDE. On December 5, 2007, the EC announced its decision to impose a fine on the Company, among others, in the amount of Euro 48.675 million (approximately $61 million). The Company previously transferred its joint venture ownership interest in DDE to DuPont in 2005, and DDE then changed its name to DuPont Performance Elastomers L.L.C. (“DPE”). In February 2008, DuPont, DPE and the Company each filed an appeal of the December 5, 2007 decision of the EC. On February 2, 2012, the European General Court denied the appeals of the December 5, 2007 decision. The Company has appealed this decision to the European Court of Justice. Based on the Company’s allocation agreement with DuPont, the Company’s share of this fine, regardless of the outcome of the appeals, will not have a material impact on the Company’s consolidated financial statements.

Rohm and Haas Pension Plan Matters
In December 2005, a federal judge in the U.S. District Court for the Southern District of Indiana (the “District Court”) issued a decision granting a class of participants in the Rohm and Haas Pension Plan (the “Rohm and Haas Plan”) who had retired from Rohm and Haas Company ("Rohm and Haas"), now a wholly owned subsidiary of the Company, and who elected to receive a lump sum benefit from the Rohm and Haas Plan, the right to a cost-of-living adjustment (“COLA”) as part of their retirement benefit. In August 2007, the Seventh Circuit Court of Appeals (the "Seventh Circuit") affirmed the District Court’s decision, and in March 2008, the U.S. Supreme Court denied the Rohm and Haas Plan’s petition to review the Seventh Circuit’s decision. The case was returned to the District Court for further proceedings. In October 2008 and February 2009, the District Court issued rulings that have the effect of including in the class all Rohm and Haas retirees who received a lump sum distribution without a COLA from the Rohm and Haas Plan since January 1976. These rulings are subject to appeal, and the District Court has not yet determined the amount of the COLA benefits that may be due to the class participants. The Rohm and Haas Plan and the plaintiffs entered into a settlement agreement that, in addition to settling the litigation with respect to the Rohm and Haas retirees, provides for the amendment of the complaint and amendment of the Rohm and Haas Plan to include active employees in the settlement benefits. The District Court preliminarily approved the settlement on November 24, 2009 and, following a hearing on March 12, 2010, issued a final order approving the settlement on April 12, 2010. A group of objectors to the settlement filed an appeal from the final order. In November 2010, the District Court issued an order approving class counsel’s fee award petition in an amount consistent with the terms of the settlement. The same objectors also appealed this order. On September 2, 2011, the Seventh Circuit affirmed the approval of the settlement and award of attorneys' fees. A lone objector filed a petition for rehearing, which was denied on October 17, 2011. The objector continued the appeal process by timely filing a petition for a writ of certiorari to the U.S. Supreme Court, which was denied on April 16, 2012, rendering the settlement and award of attorneys' fees final.

A pension liability associated with this matter of $185 million was recognized as part of the acquisition of Rohm and Haas on April 1, 2009. The liability, which was determined in accordance with the accounting guidance for contingencies, recognized the estimated impact of the above described judicial decisions on the long-term Rohm and Haas Plan obligations owed to the applicable Rohm and Haas retirees and active employees. The Company had a liability associated with this matter of $189 million at December 31, 2011. The Rohm and Haas Plan made settlement payments totaling $122 million during the second quarter of 2012. The Company's remaining liability for this matter was $67 million at June 30, 2012. Approximately
40 percent of the remaining liability is expected to be settled by the end of 2012 and the remaining liability will be resolved over time through the administration of the Rohm and Haas Plan.

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

The following tables provide a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at June 30, 2012 In millions	Final Expiration	Maximum Future Payments (1)	Recorded Liability
Guarantees	2020	$1,033	$22
Residual value guarantees (2)	2021	570	31
Total guarantees		$1,603	$53

(1)	The Company was indemnified by a third party for $48 million if required to perform under a $95 million guarantee.

(2)	Does not include the residual value guarantee related to the Company's variable interest in an owner trust that was consolidated in the first quarter of 2010; see Note L.

Guarantees at December 31, 2011 In millions	Final Expiration	Maximum Future Payments (1)	Recorded Liability
Guarantees	2020	$587	$21
Residual value guarantees (2)	2021	526	24
Total guarantees		$1,113	$45

(1)	The Company was indemnified by a third party for $50 million if required to perform under a $100 million guarantee.

(2)	Does not include the residual value guarantee related to the Company's variable interest in an owner trust that was consolidated in the first quarter of 2010; see Note L.

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

The aggregate carrying amount of asset retirement obligations recognized by the Company was $88 million at June 30, 2012 and $88 million at December 31, 2011. The discount rate used to calculate the Company’s asset retirement obligations was 1.96 percent at June 30, 2012 and 1.96 percent at December 31, 2011. These obligations are included in the consolidated balance sheets as "Accrued and other current liabilities" and "Other noncurrent obligations."

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

Gain Contingency
Matters Involving the Formation of K-Dow Petrochemicals
Introduction
On December 13, 2007, the Company and Petrochemical Industries Company (K.S.C.) (“PIC”) of Kuwait, a wholly owned subsidiary of Kuwait Petroleum Corporation, announced plans to form a 50:50 global petrochemicals joint venture. The proposed joint venture, K-Dow Petrochemicals (“K-Dow”), was expected to have revenues of more than $11 billion and employ more than 5,000 people worldwide.

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

Failure to Close
On December 31, 2008, the Company received a written notice from PIC with respect to the JVFA advising the Company of PIC's position that certain conditions to closing were not satisfied and, therefore, PIC was not obligated to close the transaction. On January 2, 2009, PIC refused to close the K-Dow transaction in accordance with the JVFA. The Company disagreed with the characterizations and conclusions expressed by PIC in the written notice and the Company informed PIC that it breached the JVFA. On January 6, 2009, the Company announced that it would seek to fully enforce its rights under the terms of the JVFA and various related agreements.

Arbitration
The Company's claims against PIC were subject to an agreement between the parties to arbitrate under the Rules of Arbitration of the International Court of Arbitration of the International Chamber of Commerce (“ICC”). On February 18, 2009, the Company initiated arbitration proceedings against PIC alleging that PIC breached the JVFA by failing to close the transaction on January 2, 2009, and as a result, Dow suffered substantial damages.

On May 24, 2012, the ICC released to the parties a unanimous Partial Award in favor of the Company on both liability and damages. A three-member arbitration Tribunal found that PIC breached the JVFA by not closing K-Dow on January 2, 2009, and awarded the Company $2.16 billion in damages, not including interest and arbitration costs. The ICC is expected to issue a Final Award covering the Company's substantial claim for pre-Award interest and arbitration costs in the fourth quarter of 2012.

PIC has filed an application for remand under the English Arbitration Act of 1996 (“Remand Application”) in the High Court of Justice in London (“High Court”). In its Remand Application, PIC does not challenge the Tribunal's finding of liability but it asks the High Court to remand the case back to the Tribunal for further consideration of the Company's claim for consequential damages. On July 30, 2012, the Company filed its written response. The High Court is expected to rule on PIC's Remand Application by year-end 2012.

The Company expects to record a gain related to this matter when the uncertainty regarding the timing of collection and the amount to be realized have been resolved.

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
During the three months ended June 30, 2012, the Company recognized a loss of $5 million on the sale of these receivables (a gain of less than $1 million during the three months ended June 30, 2011), which is included in “Interest expense and amortization of debt discount” in the consolidated statements of income. During the six months ended June 30, 2012, the Company recognized a loss of $9 million on the sale of receivables ($6 million during the six months ended June 30, 2011).
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

Interests Held	Jun 30, 2012	Dec 31, 2011
In millions
Carrying value of interests held	$1,220	$1,141
Percentage of anticipated credit losses	1.06%	1.22%
Impact to carrying value - 10% adverse change	$2	$2
Impact to carrying value - 20% adverse change	$5	$4

Credit losses, net of any recoveries, on receivables sold during the three and six months ended June 30, 2012 and June 30, 2011 were insignificant.

Following is an analysis of certain cash flows between the Company and the conduits:

Cash Proceeds	Three Months Ended		Six Months Ended
In millions	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Sale of receivables	$41	$2	$57	$3
Collections reinvested in revolving receivables	$7,200	$7,349	$13,057	$13,777
Interests in conduits (1)	$310	$234	$1,972	$1,224

(1)	Presented in "Operating Activities" in the consolidated statements of cash flows.

Following is additional information related to the sale of receivables under these facilities:

Trade Accounts Receivable Sold	Jun 30, 2012	Dec 31, 2011
In millions
Delinquencies on sold receivables still outstanding	$121	$155
Trade accounts receivable outstanding and derecognized	$2,538	$2,385

Sale of Trade Accounts Receivable in Asia Pacific
The Company sells participating interests in trade accounts receivable of select Asia Pacific entities. The Company maintains servicing responsibilities and the related costs are insignificant. The third-party holders of the participating interests do not have recourse to the Company’s assets in the event of nonpayment by the debtors.
During the three and six-month periods ended June 30, 2012 and 2011, the Company recognized insignificant losses on the sale of the participating interests in the receivables, which is included in “Interest expense and amortization of debt discount” in the consolidated statements of income. The Company receives cash upon the sale of the participating interests in the receivables.
Following is an analysis of certain cash flows between the Company and the third-party holders of the participating interests:

Cash Proceeds	Three Months Ended		Six Months Ended
In millions	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Sale of participating interests	$16	$41	$32	$87
Collections reinvested in revolving receivables	$16	$34	$29	$79

Following is additional information related to the sale of participating interests in the receivables under this facility:

Trade Accounts Receivable In millions	Jun 30, 2012	Dec 31, 2011
Derecognized from the consolidated balance sheets	$13	$13
Outstanding in the consolidated balance sheets	297	303
Total accounts receivable in select Asia Pacific entities	$310	$316

There were no credit losses on receivables relating to the participating interests sold during the three and six-month periods ended June 30, 2012 and June 30, 2011. There were no delinquencies on the outstanding receivables related to the participating interests sold at June 30, 2012 or December 31, 2011.

NOTE K – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable In millions	Jun 30, 2012	Dec 31, 2011
Notes payable to banks	$375	$421
Notes payable to related companies	88	92
Notes payable trade	10	28
Total notes payable	$473	$541
Period-end average interest rates	2.97%	3.06%

Long-Term Debt In millions	2012 Average Rate	Jun 30, 2012	2011 Average Rate	Dec 31, 2011
Promissory notes and debentures:
Final maturity 2012	6.01%	$904	5.35%	$2,158
Final maturity 2013	6.03%	402	6.10%	395
Final maturity 2014	7.23%	2,128	7.28%	2,103
Final maturity 2015	5.85%	1,281	5.92%	1,257
Final maturity 2016	2.55%	780	2.57%	757
Final maturity 2017	5.92%	881	6.03%	857
Final maturity 2018 and thereafter	6.53%	10,386	6.55%	10,305
Other facilities:
U.S. dollar loans, various rates and maturities	2.52%	314	2.37%	232
Foreign currency loans, various rates and maturities	3.61%	1,635	3.52%	1,609
Medium-term notes, varying maturities through 2022	4.44%	1,112	4.76%	902
Pollution control/industrial revenue bonds, varying maturities through 2038	5.67%	717	5.70%	860
Capital lease obligations	—	16	—	17
Unamortized debt discount	—	(372)	—	(393)
Long-term debt due within one year	—	(1,880)	—	(2,749)
Long-term debt	—	$18,304	—	$18,310

Annual Installments on Long-Term Debt For Next Five Years at June 30, 2012 In millions
2012	$1,439
2013	$714
2014	$2,418
2015	$1,512
2016	$1,028
2017	$1,172

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

In the first six months of 2012, the Company issued $210 million aggregate principal amount of InterNotes and approximately $224 million of long-term debt was entered into by consolidated variable interest entities.

In the first quarter of 2012, the Company redeemed $37 million of pollution control/industrial revenue bonds that matured on January 1, 2012. During the second quarter of 2012, the Company repurchased $105 million of pollution control/industrial revenue tax-exempt bonds that were subject to re-marketing.

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
During the first six months of 2011, the Company redeemed $800 million of notes that matured on February 1, 2011 and Euro 500 million of notes that matured on May 27, 2011 ($707 million equivalent at March 31, 2011). The Company also redeemed $1,208 million of InterNotes and recognized a $10 million pretax loss on early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in Corporate. In the second quarter of 2011, the Company issued $175 million of InterNotes.
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

Another joint venture will construct, own and operate a membrane chlor-alkali facility to be located at the Company’s Freeport, Texas integrated manufacturing complex. The Company’s variable interests in this joint venture relate to equity options between the partners and a cost-plus off-take arrangement between the joint venture and the Company, involving proportional purchase commitments on take-or-pay terms and ensuring a guaranteed return to the joint venture. The Company will provide the joint venture with operation and maintenance services, utilities and raw materials; market the joint venture’s co-products; and convert the other partner’s proportional purchase commitments into ethylene dichloride under a tolling arrangement. The joint venture is expected to begin operations in mid-2013.
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
The eighth joint venture manages the growth, harvest and conditioning of soybean seed and grain, corn and wheat in several Midwestern states in the United States. On March 2, 2012, the Company acquired a 49 percent equity interest in this venture. The Company's variable interest in this joint venture relates to an equity option between the partners. Terms of the equity option require the Company to purchase the partner's equity investment at a fixed price, after a specified period of time if the partner elects to sell its equity investment. The joint venture provides seed production services to the Company.
The Company also holds a variable interest in an owner trust, for which the Company is the primary beneficiary. The owner trust leases an ethylene facility in The Netherlands to the Company, whereby substantially all of the rights and obligations of ownership are transferred to the Company. The Company’s variable interest in the owner trust relates to a residual value guarantee provided to the owner trust. Upon expiration of the lease, which matures in 2014, the Company may purchase the facility for an amount based on a fair market value determination. At June 30, 2012, the Company had provided to the owner trust a residual value guarantee of $363 million, which represents the Company’s maximum exposure to loss under the lease.
As the primary beneficiary of these variable interest entities ("VIEs"), the entities’ assets, liabilities and results of operations are included in the Company’s consolidated financial statements. The other equity holders’ interests are reflected in “Net income attributable to noncontrolling interests” in the consolidated statements of income and "Redeemable Noncontrolling Interest" and “Noncontrolling interests” in the consolidated balance sheets. The following table summarizes the carrying amounts of the entities’ assets and liabilities included in the Company’s consolidated balance sheets at June 30, 2012 and December 31, 2011:

Assets and Liabilities of Consolidated VIEs In millions	Jun 30, 2012	Dec 31, 2011 (1)
Cash and cash equivalents (2)	$174	$170
Other current assets	138	104
Property	2,324	2,169
Other noncurrent assets	151	151
Total assets (3)	$2,787	$2,594
Current liabilities (nonrecourse 2012: $230; 2011: $226)	$230	$226
Long-term debt (nonrecourse 2012: $1,308; 2011: $1,138)	1,654	1,484
Other noncurrent liabilities (nonrecourse 2012: $93; 2011: $86)	93	86
Total liabilities	$1,977	$1,796

(1)	December 31, 2011 values do not include assets and liabilities attributable to a seed production joint venture located in the United States that became a VIE in the first quarter of 2012.

(2)	Included $5 million at June 30, 2012 ($3 million at December 31, 2011) specifically restricted for the construction of a manufacturing facility.

(3)	All assets were restricted at June 30, 2012 and December 31, 2011.

In addition, the Company holds a variable interest in an entity created to monetize accounts receivable of select European entities. The Company is the primary beneficiary of this entity as a result of holding subordinated notes while maintaining servicing responsibilities for the accounts receivable. The carrying amounts of assets and liabilities included in the Company’s consolidated balance sheets pertaining to this entity, were current assets of $180 million (zero restricted) at June 30, 2012 ($233 million, zero restricted, at December 31, 2011) and current liabilities of less than $1 million (less than $1 million nonrecourse) at June 30, 2012 (less than $1 million, less than $1 million nonrecourse, at December 31, 2011).
Amounts presented in the consolidated balance sheets and the table above as restricted assets or nonrecourse obligations relating to consolidated VIEs at June 30, 2012 and December 31, 2011 are adjusted for intercompany eliminations, parental guarantees and residual value guarantees.
Nonconsolidated Variable Interest Entity
The Company holds a variable interest in a joint venture that manufactures crude acrylic acid in the United States and Germany on behalf of the Company and the other joint venture partner. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. The Company is not the primary beneficiary, as a majority of the joint venture’s output is sold to the other joint venture partner; therefore, the entity is accounted for under the equity method of accounting. At June 30, 2012, the Company’s investment in the joint venture was $141 million ($144 million at December 31, 2011), classified as “Investment in nonconsolidated affiliates” in the consolidated balance sheets, representing the Company’s maximum exposure to loss.

NOTE M – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Six Months Ended
In millions	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Defined Benefit Pension Plans:
Service cost	$95	$86	$190	$172
Interest cost	274	282	548	560
Expected return on plan assets	(316)	(326)	(632)	(649)
Amortization of prior service cost	6	7	13	14
Amortization of net loss	130	94	260	186
Net periodic benefit cost	$189	$143	$379	$283

Other Postretirement Benefits:
Service cost	$4	$3	$8	$6
Interest cost	23	25	46	50
Expected return on plan assets	—	(1)	—	(2)
Amortization of prior service credit	(1)	—	(2)	—
Net periodic benefit cost	$26	$27	$52	$54

NOTE N – STOCK-BASED COMPENSATION
The Company grants stock-based compensation to employees under the Employees' Stock Purchase Plan (“ESPP”) and the 1988 Award and Option Plan (the “1988 Plan”) and to non-employee directors under the 2003 Non-Employee Directors' Stock Incentive Plan. Most of the Company's stock-based compensation awards are granted in the first quarter of each year. Details for awards granted in the first quarter of 2012 are included in the following paragraphs. There was minimal grant activity in the second quarter of 2012.

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

During the first quarter of 2012, the Company granted the following stock-based compensation awards to non-employee directors under the 2003 Non-Employee Directors' Stock Incentive Plan:

•	34,650 shares of restricted stock with a weighted-average fair value of $33.69 per share.

Total unrecognized compensation cost at June 30, 2012 is provided in the following table:

Total Unrecognized Compensation Cost at June 30, 2012
In millions	Unrecognized Compensation Cost	Weighted-average Recognition Period (Years)
ESPP purchase rights	$22	0.38
Unvested stock options	$109	0.78
Deferred stock awards	$138	0.82
Performance deferred stock awards	$34	0.58

On February 9, 2012, the Company's Board of Directors unanimously approved and adopted The Dow Chemical Company 2012 Stock Incentive Plan ("2012 Plan") and the 2012 Employee Stock Purchase Plan, which was approved by the Company's stockholders at the 2012 Annual Meeting of Stockholders held on May 10, 2012. The Company granted 144,300 deferred shares to employees under the 2012 Plan during the second quarter of 2012.

NOTE O – EARNINGS PER SHARE CALCULATIONS
The following tables provide the earnings per share calculations for the three and six-month periods ended June 30, 2012 and 2011:

Net Income	Three Months Ended		Six Months Ended
In millions	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Net income	$740	$1,077	$1,260	$1,798
Net income attributable to noncontrolling interests	(6)	(10)	(29)	(21)
Net income attributable to The Dow Chemical Company	$734	$1,067	$1,231	$1,777
Preferred stock dividends	(85)	(85)	(170)	(170)
Net income attributable to participating securities (1)	(6)	(12)	(10)	(20)
Net income attributable to common stockholders	$643	$970	$1,051	$1,587

Earnings Per Share Calculations - Basic	Three Months Ended		Six Months Ended
Dollars per share	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Net income	$0.63	$0.94	$1.08	$1.57
Net income attributable to noncontrolling interests	—	(0.01)	(0.02)	(0.02)
Net income attributable to The Dow Chemical Company	$0.63	$0.93	$1.06	$1.55
Preferred stock dividends	(0.07)	(0.08)	(0.15)	(0.15)
Net income attributable to participating securities (1)	(0.01)	(0.01)	(0.01)	(0.01)
Net income attributable to common stockholders	$0.55	$0.84	$0.90	$1.39

Earnings Per Share Calculations - Diluted	Three Months Ended		Six Months Ended
Dollars per share	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Net income	$0.63	$0.93	$1.07	$1.56
Net income attributable to noncontrolling interests	—	(0.01)	(0.02)	(0.02)
Net income attributable to The Dow Chemical Company	$0.63	$0.92	$1.05	$1.54
Preferred stock dividends (2)	(0.07)	(0.07)	(0.14)	(0.15)
Net income attributable to participating securities (1)	(0.01)	(0.01)	(0.01)	(0.02)
Net income attributable to common stockholders	$0.55	$0.84	$0.90	$1.37

Shares in millions
Weighted-average common shares - basic	1,169.7	1,149.6	1,165.3	1,144.6
Plus dilutive effect of stock options and awards	6.9	11.3	7.4	11.6
Weighted-average common shares - diluted	1,176.6	1,160.9	1,172.7	1,156.2
Stock options and deferred stock awards excluded from EPS calculations (3)	54.4	42.8	51.3	43.0
Conversion of preferred stock excluded from EPS calculations (4)	96.8	96.8	96.8	96.8

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

NOTE P – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides an analysis of the changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2012 and 2011:

Accumulated Other Comprehensive Income (Loss)	Six Months Ended
In millions	Jun 30, 2012	Jun 30, 2011
Unrealized Gains on Investments at beginning of year	$78	$111
Net change in unrealized gains	32	6
Balance at end of period	$110	$117
Cumulative Translation Adjustments at beginning of year	72	367
Translation adjustments	(174)	600
Balance at end of period	$(102)	$967
Pension and Other Postretirement Benefit Plans at beginning of year	(6,134)	(4,871)
Adjustments to pension and other postretirement benefit plans	182	141
Balance at end of period	$(5,952)	$(4,730)
Accumulated Derivative Loss at beginning of year	(12)	(6)
Net hedging results	(21)	(2)
Reclassification to earnings	10	7
Balance at end of period	$(23)	$(1)
Total accumulated other comprehensive loss	$(5,967)	$(3,647)

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

Transfers of products between operating segments are generally valued at cost. However, transfers of products to Agricultural Sciences from other segments are generally valued at market-based prices; the revenues generated by these transfers in the first six months of 2012 and 2011 were immaterial and eliminated in consolidation.

Operating Segments	Three Months Ended		Six Months Ended
In millions	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Sales by operating segment
Electronic and Functional Materials	$1,151	$1,197	$2,272	$2,331
Coatings and Infrastructure Solutions	1,888	2,002	3,591	3,734
Agricultural Sciences	1,676	1,500	3,514	3,106
Performance Materials	3,369	3,858	6,842	7,399
Performance Plastics	3,711	4,441	7,302	8,484
Feedstocks and Energy	2,657	2,963	5,592	5,551
Corporate	61	85	119	174
Total	$14,513	$16,046	$29,232	$30,779
EBITDA (1) by operating segment
Electronic and Functional Materials	$287	$287	$530	$544
Coatings and Infrastructure Solutions	337	368	541	618
Agricultural Sciences	307	287	758	693
Performance Materials	350	481	682	1,045
Performance Plastics	760	958	1,478	1,939
Feedstocks and Energy	134	254	332	502
Corporate	(215)	(303)	(653)	(1,067)
Total	$1,960	$2,332	$3,668	$4,274
Equity in earnings (losses) of nonconsolidated affiliates by operating segment (included in EBITDA)
Electronic and Functional Materials	$35	$25	$54	$49
Coatings and Infrastructure Solutions	45	79	67	147
Agricultural Sciences	(1)	—	—	3
Performance Materials	(20)	(4)	(37)	(9)
Performance Plastics	39	59	73	121
Feedstocks and Energy	52	138	177	293
Corporate	(2)	(6)	(17)	(15)
Total	$148	$291	$317	$589

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

Reconciliation of EBITDA to “Income Before Income Taxes”	Three Months Ended		Six Months Ended
In millions	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
EBITDA	$1,960	$2,332	$3,668	$4,274
- Depreciation and amortization	674	697	1,353	1,428
+ Interest income	10	10	16	17
- Interest expense and amortization of debt discount	312	328	641	705
Income Before Income Taxes	$984	$1,317	$1,690	$2,158

Geographic Areas	Three Months Ended		Six Months Ended
In millions	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Sales by geographic area
United States	$4,785	$5,238	$9,635	$10,020
Europe, Middle East and Africa	4,867	5,713	10,234	11,071
Rest of World	4,861	5,095	9,363	9,688
Total	$14,513	$16,046	$29,232	$30,779

(Unaudited)	The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

OVERVIEW

•
The Company reported sales in the second quarter of 2012 of $14.5 billion, down 10 percent from $16.0 billion in the second quarter of 2011. The sales decline was led by Europe, Middle East, and Africa ("EMEA"), which decreased

15 percent driven by price declines due to the unfavorable impact of currency and softening demand. Sales in Agricultural Sciences increased 12 percent, achieving a new second quarter record for the segment.

•
Price was down 5 percent compared with the same period last year, impacted by unfavorable currency which contributed to more than half of the price decrease. Price declines were reported in all geographic areas and all operating segments, except Agricultural Sciences (up 2 percent).

•
Volume was down 5 percent as increasingly volatile economic conditions and customer de-stocking occurred throughout most value chains. Significant gains were reported in Agricultural Sciences (up 10 percent), driven by healthy agricultural market fundamentals. Excluding recent divestitures,(1) volume declined 1 percent.

•
Purchased feedstock and energy costs, which account for more than one-third of Dow’s total costs, decreased 17 percent or nearly $1.0 billion compared with the second quarter of 2011. The decrease in these costs was primarily due to lower condensate and naphtha prices in Europe and a decrease in feedstock and energy prices in the United States due to increased supply of shale gas and natural gas liquids.

•
Research and development expenses decreased slightly in the second quarter of 2012 compared with the second quarter of 2011, as the Company's spending on strategic growth initiatives, led by Electronic and Functional Materials and Agricultural Sciences, was more than offset by lower performance-based compensation costs. Selling, general and administrative expenses decreased $21 million in the second quarter of 2012 compared with the same period last year, primarily due to lower performance-based compensation costs.

•
Equity earnings were $148 million in the second quarter of 2012, down $143 million from $291 million in the second quarter of 2011. The decline was primarily due to planned maintenance turnarounds at MEGlobal, as well as ongoing silicon value chain weakness impacting Dow Corning Corporation ("Dow Corning").

In addition to the financial highlights listed above, the Company also made the following announcements during the second quarter of 2012:

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

(1)	Excludes sales of the Polypropylene business divested on September 30, 2011 and sales of Dow Haltermann divested during 2011.

•
In addition to the new ethylene production facility, the Company has commenced engineering work on a new on-purpose propylene facility located in Freeport, Texas. The new propylene production unit will capitalize on the availability of cost-advantaged feedstocks in the United States. The new propylene production unit is expected to start up in 2015.

•
On May 24, 2012, the International Court of Arbitration of the International Chamber of Commerce ("ICC") released its findings in the arbitration case between the Company and Petrochemical Industries Company of Kuwait ("PIC") related to the K-Dow transaction. The ICC award holds that PIC was liable, and awards damages to Dow of $2.16 billion, not including interest and arbitration costs. See Other Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations; and Note I to the Consolidated Financial Statements for additional information on the K-Dow Matter.

•
On June 29, 2012, the Company, along with Aksa Akrilik Kimya Sanayii A.S., formed DowAksa Advanced Composites Holding BV, a joint venture that will manufacture and commercialize carbon fiber and derivatives.

Selected Financial Data	Three Months Ended		Six Months Ended
In millions, except per share amounts	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Net sales	$14,513	$16,046	$29,232	$30,779

Cost of sales	$12,200	$13,551	$24,485	$25,668
Percent of net sales	84.1%	84.5%	83.8%	83.4%

Research and development expenses	$406	$411	$811	$811
Percent of net sales	2.8%	2.6%	2.8%	2.6%

Selling, general and administrative expenses	$674	$695	$1,381	$1,395
Percent of net sales	4.6%	4.3%	4.7%	4.5%

Effective tax rate	24.8%	18.2%	25.4%	16.7%

Net income available for common stockholders	$649	$982	$1,061	$1,607

Earnings per common share – basic	$0.55	$0.84	$0.90	$1.39
Earnings per common share – diluted	$0.55	$0.84	$0.90	$1.37

Operating rate percentage	78%	84%	81%	83%

RESULTS OF OPERATIONS
Net sales in the second quarter of 2012 were $14.5 billion, down 10 percent from $16.0 billion in the second quarter of last year, with both price and volume down 5 percent. Price was unfavorably impacted by currency which contributed to more than half of the price decrease. Price declined in all geographic areas, led by EMEA (down 8 percent). Price decreased in all operating segments except Agricultural Sciences (up 2 percent) with the most pronounced decreases in Performance Plastics (down 7 percent), Coatings and Infrastructure Solutions (down 6 percent) and Performance Materials (down 6 percent). The decline in volume reflects the impact of recent divestitures. Excluding these divestitures, volume decreased 1 percent, with declines in Feedstocks and Energy (down 7 percent), Performance Materials (down 5 percent) and Electronic and Functional Materials (down 2 percent) more than offsetting volume increases in Agricultural Sciences (up 10 percent) and Performance Plastics (up 3 percent). Volume remained unchanged in Coatings and Infrastructure Solutions. Volume declined in all geographic areas except Asia Pacific (up 2 percent).

Net sales for the first six months of 2012 were $29.2 billion, down 5 percent from $30.8 billion in the same period last year. Compared with the first six months of 2011, price decreased 2 percent and volume decreased 3 percent. The price decrease was primarily due to currency, which accounted for nearly three-fourths of the price decline. Price decreases were reported in all operating segments, except Agricultural Sciences (up 2 percent) and Feedstocks and Energy (up 1 percent).

Prices declined in EMEA and Asia Pacific and remained unchanged in North America and Latin America. The decline in volume reflects the impact of recent divestitures. Excluding these divestitures, sales declined 1 percent compared with the first six months of 2011. Volume increased 1 percent driven by growth in Agricultural Sciences (up 11 percent), Performance Plastics (up 2 percent) and Coatings and Infrastructure Solutions (up 1 percent). Volume was flat in Feedstocks and Energy and declined in Electronic and Functional Materials (down 2 percent) and Performance Materials (down 1 percent). Volume increases in EMEA (up 3 percent) and Asia Pacific (up 1 percent) more than offset the decline in Latin America (down 3 percent). For additional details regarding the change in net sales, see the Sales Volume and Price tables at the end of the section entitled “Segment Results.”

Gross margin was $2,313 million in the second quarter of 2012, down from $2,495 million in the second quarter of last year. Year to date, gross margin was $4,747 million, compared with $5,111 million in the first six months of 2011. The gross margin decline from the second quarter of last year and year-to-date was due to lower selling prices, decreased sales volume and lower operating rates which more than offset the benefit of a decrease in purchased feedstock and energy costs and lower performance-based compensation costs.

The Company’s global plant operating rate was 78 percent of capacity in the second quarter of 2012, down from 84 percent in the second quarter of 2011, reflecting soft demand, coupled with a high number of planned maintenance turnarounds in the quarter. For the first six months of 2012, the Company's global plant operating rate was 81 percent, down from 83 percent in the first six months of 2011.

Personnel count was 52,898 at June 30, 2012, up from 51,705 at December 31, 2011 and up from 51,028 at June 30, 2011. Headcount increased from June 30, 2011 and from year-end 2011 primarily due to the hiring of seasonal employees to support the Company’s growth initiatives within the Agricultural Sciences operating segment.

Research and development (“R&D”) expenses totaled $406 million in the second quarter of 2012, down from $411 million in the second quarter of last year, as lower performance-based compensation costs more than offset the Company’s increased spending on strategic growth initiatives in the Electronic and Functional Materials and Agricultural Sciences segments. For the first six months of 2012, R&D expenses totaled $811 million, unchanged from the first six months of 2011.

Selling, general and administrative (“SG&A”) expenses totaled $674 million in the second quarter of 2012, down $21 million (3 percent) from $695 million in the second quarter of last year, primarily due to lower performance-based compensation costs. For the first six months of 2012, SG&A expenses totaled $1,381 million, down $14 million (1 percent) from $1,395 million in the first six months of 2011.

Amortization of intangibles was $122 million in the second quarter of 2012, down slightly from $125 million in the second quarter of last year. In the first six months of 2012, amortization of intangibles was $244 million, down from $248 million in the same period last year. See Note F to the Consolidated Financial Statements for additional information on intangible assets.

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

In the first quarter of 2011, pretax charges totaling $31 million were recorded for integration costs related to the April 1, 2009 acquisition of Rohm and Haas Company. These charges were reflected in Corporate.

Dow’s share of the earnings of nonconsolidated affiliates was $148 million in the second quarter of 2012, down $143 million from $291 million in the second quarter of last year, primarily due to lower earnings at MEGlobal, Dow Corning, Map Ta Phut Olefins Company Limited and The SCG-Dow Group. For the first six months of 2012, Dow's share of the earnings of nonconsolidated affiliates was $317 million, a decrease of $272 million from $589 million for the same period last year, with the same joint ventures driving the decreased earnings. The Company also reported equity losses from Sadara Chemical Company equal to the Company's share of development expenses.

Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income (expense) – net in the second quarter of 2012 was net income of $27 million, a decrease of $53 million compared with net income of $80 million in the same quarter of 2011. The second quarter of 2012 included a gain related to a small divestiture, a gain due to income tax recoveries related to a prior divestiture and gains from the sale of assets which more than offset foreign currency exchange losses. The second quarter of 2011 included a $10 million loss on the early extinguishment of debt (reflected in Corporate), gains from small divestitures, working capital adjustments from prior divestitures and a gain resulting from the consolidation of a joint venture. Year to date, sundry income (expense) - net was net income of $44 million, reflecting gains from small divestitures and asset sales, a gain due to income tax recoveries related to a prior divestiture, a $24 million loss on the early extinguishment of debt (reflected in Corporate) and foreign currency exchange losses. This compared with net expense of $369 million in the first half of 2011, which included a $482 million loss on the early extinguishment of debt (reflected in Corporate) (see Note K to the Consolidated Financial Statements), $25 million of dividend income received from the Company's ownership interest in the divested Styron business unit (reflected in Corporate), gains from small divestitures, working capital adjustments from prior divestitures, and a gain from the consolidation of a joint venture.

Net interest expense (interest expense less capitalized interest and interest income) was $302 million in the second quarter of 2012, compared with $318 million in the second quarter of last year. Year to date, net interest expense was $625 million, compared with $688 million in the first six months of 2011. The decrease in net interest expense in the second quarter of 2012 as well as year-to-date 2012 reflected the Company's efforts to reduce financing costs and debt in 2011 and in the first quarter of 2012 (see Note K to the Consolidated Financial Statements). Interest income was $10 million in the second quarter of 2012, unchanged from the second quarter of 2011, and $16 million for the first six months of 2012, compared with $17 million in the first six months of 2011.

The effective tax rate for the second quarter of 2012 was 24.8 percent compared with 18.2 percent for the second quarter of 2011. For the first six months of 2012 the effective tax rate was 25.4 percent compared with 16.7 percent for the first six months of 2011. The Company's effective tax rate fluctuates based on, among other factors, where income is earned, reinvestment assertions regarding earned income and the level of income relative to tax credits available. The Company's tax rate is also influenced by the level of equity earnings, since most of the earnings from the Company's equity company investments are taxed at the joint venture level. The increase in the second quarter of 2012 tax rate compared with the second quarter of 2011 tax rate was primarily due to a change in the geographic mix of pretax earnings, notably lower in Europe and higher in the United States, as well as reduced equity earnings. The tax rate was favorably impacted by a change in the reinvestment assertions of certain affiliates; however, this was partially offset by an unfavorable adjustment to an uncertain tax position. The tax rate in the second quarter of 2011 was favorably impacted by tax benefits related to early extinguishment of debt and the reorganization of a joint venture. The increase in the tax rate for the first half of 2012 compared with the first half of 2011 was primarily due to the change in the geographic mix of pretax earnings, reduced equity earnings and the impact of the 2012 restructuring plan. It was also favorably impacted by a change in the reinvestment assertions of certain affiliates; however, this was partially offset by an unfavorable adjustment to an uncertain tax position. The tax rate for the first six months of 2011 was favorably impacted by tax benefits from the early extinguishment of debt in the United States and the reorganization of a joint venture.

Net income attributable to noncontrolling interests was $6 million in the second quarter of 2012, down from $10 million in the second quarter of 2011. Net income attributable to noncontrolling interests was $29 million in the first six months of 2012, compared with $21 million in the first six months of 2011, reflecting improved results in certain affiliates, primarily in the Performance Materials segment.

Preferred stock dividends of $85 million were recognized in the second quarters of 2012 and 2011 ($170 million in the first six months of 2012 and 2011), related to the Company’s Cumulative Convertible Perpetual Preferred Stock, Series A.

Net income available for common stockholders was $649 million, or $0.55 per share, in the second quarter of 2012, compared with $982 million, or $0.84 per share, in the second quarter of 2011. Net income available for common stockholders for the first six months of 2012 was $1,061 million, or $0.90 per share, compared with $1,607 million, or $1.37 per share, for the same period of 2011.

The following table summarizes the impact of certain items recorded in the three and six-month periods ended June 30, 2012 and June 30, 2011, and previously described in this section:

Certain Items Impacting Results	Pretax Impact (1)		Impact on Net Income (2)		Impact on EPS (3)
	Three Months Ended		Three Months Ended		Three Months Ended
In millions, except per share amounts	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Loss on early extinguishment of debt	$—	$(10)	$—	$(7)	$—	$(0.01)
Total	$—	$(10)	$—	$(7)	$—	$(0.01)

Certain Items Impacting Results	Pretax Impact (1)		Impact on Net Income (2)		Impact on EPS (3)
	Six Months Ended		Six Months Ended		Six Months Ended
In millions, except per share amounts	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Restructuring charges	$(357)	$—	$(287)	$—	$(0.25)	$—
Acquisition-related integration expenses	—	(31)	—	(20)	—	(0.02)
Loss on early extinguishment of debt	(24)	(482)	(15)	(314)	(0.01)	(0.27)
Total	$(381)	$(513)	$(302)	$(334)	$(0.26)	$(0.29)

(1)	Impact on “Income Before Income Taxes.”

(2)	Impact on “Net Income Attributable to The Dow Chemical Company.”

(3)	Impact on “Earnings per common share – diluted.”

OUTLOOK
Despite widespread expectations for global growth heading into the second quarter of 2012, economic activity instead began deteriorating throughout the quarter as Europe's persistent recessionary conditions have instilled increased caution among consumers. As a result, activity in other parts of the world slowed during the quarter, due to weakening consumer confidence, softer trade flows and high unemployment.
In the United States, Dow is seeing improvements in the agriculture and construction industries, and continues to benefit from strong, favorable feedstock conditions due to shale gas dynamics. However, softness in the consumer durables market is expected to continue to moderate overall momentum. Expectations in Europe continue to erode based on steady unemployment levels and fears about the economic stability of Eurozone members.
Growth in the emerging geographies, while still positive, has decelerated. China's economy is showing signs of continued growth, particularly in the agriculture and infrastructure industries, albeit at a more moderate pace. Latin America has shown signs of growth, notably in agriculture, but it, too, has cooled from prior outlooks.
Taken as a whole, the global economy is not improving at the rate initially anticipated. In the midst of this challenging and volatile environment, Dow is accelerating its cost reduction and efficiency programs. The Company remains focused on strategic price and volume management, further reducing costs and capital spending, de-leveraging its balance sheet and generating cash flow. Further, Dow's continued emphasis on managing its broad integrated portfolio, capitalizing on its feedstock advantage and continuing to develop its innovation pipeline is expected to enable the Company to deliver higher returns and value for its shareholders over the long term.

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

ELECTRONIC AND FUNCTIONAL MATERIALS
The Electronic and Functional Materials segment consists of two businesses – Dow Electronic Materials and Functional Materials – and includes a portion of the Company’s share of the results of Dow Corning Corporation, a joint venture of the Company. Dow Electronic Materials is a leading global supplier of materials for chemical mechanical planarization; materials used in the production of electronic displays, including brightness films, diffusers, metalorganic light emitting diode precursors and organic light emitting diode materials; products and technologies that drive leading edge semiconductor design; materials used in the fabrication of printed circuit boards; and integrated metallization processes critical for interconnection, corrosion resistance, metal finishing and decorative applications. These enabling materials are found in applications such as consumer electronics, flat panel displays and telecommunications. Dow Electronic Materials includes Display Technologies, Growth Technologies, Interconnect Technologies and Semiconductor Technologies. Functional Materials is a portfolio of businesses characterized by a vast global footprint, a broad array of unique chemistries, multi-functional ingredients and technology capabilities, combined with key positions in the pharmaceuticals; food, home and personal care; and industrial specialties. These technology capabilities and market platforms enable the businesses to develop innovative solutions that address modern societal needs for clean water and air; material preservation; and improved health care, disease prevention, nutrition and wellness. Functional Materials includes Personal Home and Industrial Care, Dow Microbial Control and Dow Wolff Cellulosics.

Electronic and Functional Materials	Three Months Ended		Six Months Ended
In millions	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Sales	$1,151	$1,197	$2,272	$2,331
Price change from comparative period	(2)%	N/A	(1)%	N/A
Volume change from comparative period	(2)%	N/A	(2)%	N/A
Equity earnings	$35	$25	$54	$49
EBITDA	$287	$287	$530	$544
Certain items impacting EBITDA	$—	$—	$(17)	$—

Electronic and Functional Materials sales were $1,151 million in the second quarter of 2012, down 4 percent from $1,197 million in the second quarter of 2011. Compared with the same quarter last year, price decreased 2 percent (with approximately three-fourths of the decrease due to currency) and volume decreased 2 percent. Price decreased in EMEA and Asia Pacific, and in most major business units in response to decreasing raw material costs. Volume decreased in all geographic areas driven by weaker demand for consumer electronics and specialty polymers used in home and personal care applications. EBITDA in the second quarter of 2012 was $287 million, unchanged from the second quarter of 2011, as lower raw material costs, the favorable impact of currency on costs and lower SG&A expenses were offset by lower selling prices and decreased sales volume.
Dow Electronic Materials sales in the second quarter of 2012 decreased 5 percent from the same quarter last year as price declined 2 percent and volume decreased 3 percent. The decrease in price was driven by competitive pricing pressure and an unfavorable impact of currency. Volume decreased in North America and Asia Pacific driven by a slow recovery in the electronics industry, but increased slightly in EMEA. Volume decreased across most business units, especially in Interconnect Technologies and Display Technologies, due to lower demand for printed circuit boards, backlight film and filter products used in televisions, personal computers and other electronic devices. The volume decline in Display Technologies was partially offset by stronger demand for organic light emitting diode materials. Strategic customer wins, continued participation in leading edge memory production and slightly improved semiconductor foundry utilization rates drove higher volumes for the Semiconductor Technology business unit.

Functional Materials sales in the second quarter of 2012 decreased 3 percent from the second quarter of 2011, as price declined 1 percent and volume decreased 2 percent. Higher prices in Dow Wolff Cellulosics were more than offset by the unfavorable impact of currency. Volume decreased in all geographic areas, except Asia Pacific, driven by soft global demand, particularly in industrial end-use markets. Volume decreased in North America and EMEA driven by lower industrial demand for specialty amines and polymers, as well as due to a limited supply of acrolein, due to a planned maintenance turnaround.
Electronic and Functional Materials sales were $2,272 million for the first six months of 2012, down 3 percent from $2,331 million in the first six months of 2011. Compared with year-to-date sales in 2011, price decreased 1 percent, due to currency, and volume decreased 2 percent. EBITDA for the first six months of 2012 was $530 million, down from $544 million in the first six months of 2011. EBITDA decreased from last year as lower selling prices, decreased sales volume, higher operating costs associated with planned maintenance turnarounds and increased R&D expenses related to growth initiatives more than offset lower raw material costs. In addition, EBITDA for the first six months of 2012 was negatively impacted by a $17 million restructuring charge related to the write-off of a canceled capital project. See Note C to the Consolidated Financial Statements for additional information on the restructuring plan.

On July 20, 2012, the Chinese Ministry of Commerce initiated antidumping and countervailing duty investigations of imports of solar-grade polycrystalline silicon products from the United States and Korea based on a petition filed by Chinese solar-grade polycrystalline silicon producers. The outcome of this matter is uncertain but could potentially have an impact on equity earnings from Dow Corning.

COATINGS AND INFRASTRUCTURE SOLUTIONS
The Coatings and Infrastructure Solutions segment includes the following businesses: Dow Building and Construction, Dow Coating Materials, Dow Water and Process Solutions, and Performance Monomers; and includes a portion of the Company's share of the results of Dow Corning Corporation, a joint venture of the Company. These businesses produce a wide variety of products with a broad range of applications – adhesives and sealants, construction materials (insulation, weatherization and vinyl applications), cellulosic-based construction additives, raw materials for architectural paints and industrial coatings, and technologies used for water purification.

Coatings and Infrastructure Solutions	Three Months Ended		Six Months Ended
In millions	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Sales	$1,888	$2,002	$3,591	$3,734
Price change from comparative period	(6)%	N/A	(5)%	N/A
Volume change from comparative period	—%	N/A	1%	N/A
Equity earnings	$45	$79	$67	$147
EBITDA	$337	$368	$541	$618
Certain items impacting EBITDA	$—	$—	$(41)	$—

Coatings and Infrastructure Solutions sales were $1,888 million in the second quarter of 2012, down from $2,002 million in the second quarter of 2011. Sales decreased 6 percent, with price declining 6 percent (with approximately one-third of the price decrease due to currency) while volume was flat. The price decrease was across all geographic areas and across most businesses, driven by lower feedstock and energy and other raw material costs. Dow Coating Materials volume increased in North America due to share gains achieved through technology innovation in paper coatings and in paint, notably EVOQUE™, a pre-composite polymer technology that allows paint manufacturers to maximize hiding efficiency and use less titanium dioxide. Volume for architectural coatings was lower in Latin America and Asia Pacific due to weaker end-use market conditions. Industrial coatings volume decreased due to pricing actions taken to protect margins. Dow Building and Construction sales were lower due to slower construction activity in EMEA, which more than offset volume gains in Asia Pacific, particularly in Japan where higher energy efficiency standards continue to take hold. Dow Water and Process Solutions sales improved slightly driven by higher demand for reverse osmosis membranes used in water desalination projects.
EBITDA in the second quarter of 2012 was $337 million, down from $368 million in the second quarter of 2011. EBITDA decreased from the same quarter last year as lower selling prices and decreased equity earnings from Dow Corning more than offset lower feedstock and energy costs and the positive impact of currency on costs.
Coatings and Infrastructure Solutions sales were $3,591 million for the first six months of 2012, down 4 percent from $3,734 million in 2011. Compared with the first six months of 2011, price declined 5 percent (with approximately one-third of the price decrease due to currency) and volume increased 1 percent. The decrease in price was broad-based, with decreases across all geographic areas, primarily driven by lower feedstock and energy and other raw material costs. Volume was slightly higher as increased demand for industrial coatings and reverse osmosis membranes was partially offset by lower demand for insulation products in EMEA.
EBITDA for the first six months of 2012 was $541 million, compared with $618 million in the first six months of 2011. EBITDA declined from last year as lower selling prices and decreased equity earnings from Dow Corning more than offset lower feedstock and energy and other raw material costs. In addition, EBITDA for the first six months of 2012 was negatively impacted by $41 million of restructuring charges, consisting of asset write-downs and write-offs of $37 million and costs associated with exit or disposal activities of $4 million. See Note C to the Consolidated Financial Statements for additional information on the restructuring plan.

On July 20, 2012, the Chinese Ministry of Commerce initiated antidumping and countervailing duty investigations of imports of solar-grade polycrystalline silicon products from the United States and Korea based on a petition filed by Chinese solar-grade polycrystalline silicon producers. The outcome of this matter is uncertain but could potentially have an impact on equity earnings from Dow Corning.

AGRICULTURAL SCIENCES
Dow AgroSciences is a global leader in providing agricultural crop protection and plant biotechnology products, pest management solutions and healthy oils. The business invents, develops, manufactures and markets products for use in agriculture, industrial and commercial pest management, and food service.

Agricultural Sciences	Three Months Ended		Six Months Ended
In millions	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Sales	$1,676	$1,500	$3,514	$3,106
Price change from comparative period	2%	N/A	2%	N/A
Volume change from comparative period	10%	N/A	11%	N/A
Equity earnings (losses)	$(1)	$—	$—	$3
EBITDA	$307	$287	$758	$693

Agricultural Sciences sales were $1,676 million in the second quarter of 2012, up 12 percent from $1,500 million in the second quarter of 2011, a second quarter sales record for the segment. Compared with the second quarter of 2011, volume increased 10 percent and price increased 2 percent, despite an unfavorable currency impact. Double-digit sales growth was reported in North America, Latin America, and Asia Pacific. Seeds, Traits and Oils reported significant second quarter sales growth of more than 30 percent compared with the same period last year. Key contributors to demand growth were the continued adoption of SmartStax® corn hybrids in North America and recent U.S. seed company acquisitions which drove increased soybean seed sales. Crop Protection had strong sales growth in the quarter due to new product sales, which increased 17 percent, led by sales of spinetoram insecticide, aminopyralid range and pasture herbicide and pyroxsulam cereal herbicide. EBITDA for the second quarter of 2012 was $307 million, up $20 million from $287 million in the second quarter of 2011, driven by sales growth, which more than offset increased R&D and SG&A expenses related to growth initiatives.

For the first six months of 2012, sales for Agricultural Sciences were $3,514 million, up 13 percent from $3,106 million in 2011, and representing a new sales record for the segment for the first six months of the year. Compared with the same period last year, volume increased 11 percent and price increased 2 percent. Seeds, Traits and Oils reported double-digit growth compared with the first six months of 2011. The corn, soybean and healthy oils portfolios were the key drivers of growth. SmartStax® corn hybrids posted sales volume growth of over 75 percent and soybean sales were up over 50 percent, driven by recent U.S. seed company acquisitions. The healthy oils portfolio continued to receive strong customer and channel support as canola sales grew over 50 percent compared to the year ago period. Globally, new crop protection product sales were up over 20 percent compared with the first six months of 2011, led by strong volume gains for range and pasture herbicides in North America and Latin America and spinetoram insecticide in North America and Asia Pacific.

For the first six months of 2012, EBITDA was $758 million, up $65 million from $693 million the first six months of 2011. EBITDA increased as favorable global agricultural and food industry conditions, new product sales and new seed technologies led to strong sales increases across all geographic areas, more than offsetting increased R&D and SG&A expenses related to ongoing growth initiatives.

PERFORMANCE MATERIALS
The Performance Materials segment includes the following businesses: Amines; Chlorinated Organics; Dow Automotive Systems; Dow Formulated Systems; Dow Oil and Gas; Dow Plastic Additives; Epoxy; Oxygenated Solvents; Polyglycols, Surfactants and Fluids; and Polyurethanes. These businesses produce a wide variety of products with a broad range of applications – adhesives, aircraft and runway deicing fluids, automotive interiors and exteriors, carpeting, footwear, home furnishings, mattresses, personal care products, transportation, waterproofing membranes and wind turbines. The segment also includes a portion of the results of The SCG-Dow Group, joint ventures of the Company.

The segment included Dow Haltermann until it was fully divested at December 31, 2011.

Performance Materials	Three Months Ended		Six Months Ended
In millions	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Sales	$3,369	$3,858	$6,842	$7,399
Price change from comparative period	(6)%	N/A	(4)%	N/A
Volume change from comparative period	(7)%	N/A	(3)%	N/A
Volume change, excluding divestitures	(5)%	N/A	(1)%	N/A
Equity losses	$(20)	$(4)	$(37)	$(9)
EBITDA	$350	$481	$682	$1,045
Certain items impacting EBITDA	$—	$—	$(186)	$—

Performance Materials sales were $3,369 million in the second quarter of 2012, down 13 percent from $3,858 million in the second quarter of 2011. Price declined 6 percent, compared with the second quarter of last year, with half of the decline due to the unfavorable impact of currency. Lower feedstock and energy and raw material costs drove price decreases across all geographic areas, except Latin America. Price increases in Dow Oil and Gas and Polyglycols, Surfactants and Fluids were more than offset by price declines in all other businesses. Volume declined 7 percent, reflecting the impact of the 2011 divestiture of the Dow Haltermann business. Excluding the impact of this divestiture, volume was down 5 percent. Volume was down across most businesses and all geographic areas, especially Latin America which reflected the impact of the shutdown of toluene diisocyanate capacity in Brazil. Dow Oil and Gas reported increased volume, driven by strong sector fundamentals, particularly in North America and Latin America. Epoxy sales declined due to continued soft demand for allylics and phenolics as well as extended planned maintenance turnarounds. Volume remained flat for Dow Formulated Systems as increased demand in EMEA and Latin America was offset by weak demand in the wind energy sector in Asia Pacific. Dow Automotive Systems reported lower volume, compared with the second quarter of last year, as demand softened in Latin America and Europe.
EBITDA for the second quarter of 2012 was $350 million, down from $481 million in the second quarter of 2011. Compared with the same period last year, lower selling prices, decreased sales volume, increased spending for planned maintenance turnarounds and lower equity earnings more than offset decreased feedstock and energy and other raw material costs and the positive impact of currency on costs.
 For the first half of 2012, Performance Materials sales were $6,842 million, a decrease of 7 percent from $7,399 million in the first half of 2011. Compared with last year, price declined 4 percent, with half of the decline due to the unfavorable impact of currency, while volume declined by 3 percent. The decrease in price was broad-based, with lower prices across most businesses and geographic areas and largely driven by lower feedstock and energy and raw material costs. The volume decline reflects the impact of the 2011 divestiture of the Dow Haltermann business. Excluding the impact of this divestiture, volume decreased 1 percent. Volume growth in Amines, Dow Oil and Gas, Dow Formulated Systems and Oxygenated Solvents was more than offset by declines in the other businesses.

EBITDA for the first six months of 2012 was $682 million, down from $1,045 million in the first six months of 2011. Compared with the same period last year, EBITDA declined as lower selling prices, increased spending for planned maintenance turnarounds and lower equity earnings from Map Tu Phut Olefins Company Limited more than offset the decrease in feedstock and energy and other raw material costs. EBITDA in the first half of 2012 was negatively impacted by $186 million of restructuring charges related to the shutdown/consolidation of assets in the Polyurethanes and Epoxy businesses in Brazil, Texas and Germany, and the cancellation of a capital project. See Note C to the Consolidated Financial Statements for additional information on the restructuring plan.

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

Performance Plastics	Three Months Ended		Six Months Ended
In millions	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Sales	$3,711	$4,441	$7,302	$8,484
Price change from comparative period	(7)%	N/A	(4)%	N/A
Volume change from comparative period	(9)%	N/A	(10)%	N/A
Volume change, excluding divestitures	3%	N/A	2%	N/A
Equity earnings	$39	$59	$73	$121
EBITDA	$760	$958	$1,478	$1,939

Performance Plastics sales in the second quarter of 2012 were $3,711 million, down 16 percent from $4,441 million in the second quarter of 2011, with volume down 9 percent and price down 7 percent (with nearly one-third of the decrease due to currency). Volume decreased due to the divestiture of the Polypropylene business. Excluding the impact of this divestiture, volume increased 3 percent. Volume was higher in all geographic areas, except North America, with strong, double-digit increases in Asia Pacific and modest improvement in EMEA and Latin America. Dow Elastomers reported volume growth in all geographic areas, except EMEA, due to strong demand in the transportation and adhesive industries. Dow Electrical and Telecommunications reported strong volume growth in Asia Pacific, partially offset by declines in the other geographic areas, despite modest improvement in demand for power cable products. Asia Pacific reported double-digit volume growth, notably in Greater China, due to higher demand for fiber optic cable. Dow Performance Packaging volume was up modestly, with improvement in all geographic areas, except North America. Dow Performance Packaging volume was down in North America as a result of a planned maintenance turnaround at the cracker supplying production. Dow Hygiene and Medical volume was significantly higher in Latin America and Asia Pacific due to strong demand for diapers and other hygiene products. Volume decreased in North America due to weak demand. Feedstock and energy costs fell during the quarter translating into lower selling prices across all geographic areas and most businesses, most notably Dow Performance Packing. Double-digit price declines were reported in EMEA, with more than half of the decline due to the unfavorable impact of currency.

EBITDA in the second quarter of 2012 was $760 million, down from $958 million in the second quarter of 2011. EBITDA declined as lower selling prices, reduced operating rates, the impact of planned maintenance turnarounds, the absence of earnings from divested businesses and reduced equity earnings from The SCG-Dow Group more than offset the favorable impact of lower feedstock and energy costs.

Performance Plastics sales for the first six months of 2012 were $7,302 million, down 14 percent from $8,484 million in the first half of 2011. Compared with the first half of 2011, price decreased 4 percent while volume decreased 10 percent, reflecting the divestiture of the Polypropylene divestiture. Excluding the impact of this divestiture, volume was up 2 percent. EBITDA for the first half of 2012 was $1,478 million, down from $1,939 million in the first half of 2011. EBITDA declined as lower selling prices, reduced operating rates and decreased equity earnings from The Kuwait Styrene Company K.S.C. and The SCG-Dow Group more than offset lower feedstock and energy costs.

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

Feedstocks and Energy	Three Months Ended		Six Months Ended
In millions	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Sales	$2,657	$2,963	$5,592	$5,551
Price change from comparative period	(3)%	N/A	1%	N/A
Volume change from comparative period	(7)%	N/A	—%	N/A
Equity earnings	$52	$138	$177	$293
EBITDA	$134	$254	$332	$502

Feedstocks and Energy sales were $2,657 million in the second quarter of 2012, down 10 percent from $2,963 million in second quarter of 2011. Sales of the Hydrocarbons business decreased 5 percent in the second quarter of 2012, driven by a 3 percent decrease in volume and a 2 percent decrease in price, as price gains were more than offset by the unfavorable impact of currency. The decrease in volume was primarily due to planned maintenance turnaround activity. For the first six months of 2012, sales were up 8 percent from the same period last year. Energy sales decreased 41 percent in the second quarter of 2012, primarily due to volume declines in North America. Sales for the Energy business are primarily opportunistic merchant sales driven by market conditions and sales to customers located on Dow manufacturing sites. For the first six months of 2012, the Energy business' sales were down 30 percent from the same period last year. The Hydrocarbons business transfers materials to Dow's derivative businesses and the Energy business supplies utilities to Dow's businesses at net cost, resulting in EBITDA that is at or near break-even for these businesses.

The Company uses derivatives of crude oil and natural gas as a feedstock in its ethylene facilities. The Company's cost of purchased feedstocks and energy in the second quarter of 2012 decreased $978 million compared with the same quarter last year, a decrease of 17 percent. The cost of feedstocks decreased primarily due to lower naphtha and condensate prices in Europe, and a decrease in feedstocks and energy prices in the United States due to increased supply of shale gas and natural gas liquids. These trends are expected to continue into the third quarter of 2012. Year to date, the cost of purchased feedstocks and energy was down $881 million from the same period last year, a decrease of 8 percent.

The Chlor-Alkali/Chlor-Vinyl business reported a 21 percent decrease in sales in the second quarter of 2012 compared with the same period last year, with volume down 14 percent and price down 7 percent (with nearly forty percent of the decline in price due to the unfavorable impact from currency). Caustic soda sales increased, with double-digit increases in North America, driven by strong demand in the alumina and pulp and paper industries. Vinyl chloride monomer ("VCM") price was down, with volume decreasing in all areas, primarily due to a reduction in production capacity in North America and continued weakness in the building and construction industry. Ethylene Oxide/Ethylene Glycol ("EO/EG") sales were down 6 percent in the second quarter of 2012, driven by a 10 percent decrease in price (with more than one-third of the decline due to the unfavorable impact of currency) partially offset by a 4 percent increase in volume. Monoethylene glycol (“MEG”) prices decreased due to lower demand primarily from the polyester industry and high inventory levels in Asia. For the first six months of 2012, sales for Chlor-Alkali/Chlor-Vinyl were down 16 percent from the same period last year, driven by a 1 percent decrease in price due to currency and a 15 percent decrease in volume. For the six months of 2012, sales for Ethylene Oxide/Ethylene Glycol were up 4 percent from the same period last year, driven by a 7 percent decrease in price and an 11 percent increase in volume.

EBITDA in the second quarter of 2012 was $134 million, down from $254 million in the second quarter of 2011 due to a decrease in selling price and sales volume, lower equity earnings from MEGlobal and increased costs related to planned maintenance turnarounds which more than offset lower feedstock and energy costs. EBITDA for the first six months of 2012 was $332 million, down significantly from $502 million in the same period last year. EBITDA primarily decreased due to reduced equity earnings from MEGlobal and The Kuwait Olefins Company K.S.C.

The Company recently announced a number of investments in the U.S. Gulf Coast to take advantage of increasing supplies of low-cost natural gas and natural gas liquids ("NGLs") from shale gas. As a result of these investments, the Company's exposure to purchased ethylene and propylene is expected to decline, offset by increased exposure to ethane and propane feedstocks. The first project to come online will be the re-start of an ethylene cracker in St. Charles, Louisiana, which is expected to be completed by the end of 2012. The Company also announced investments in a new on-purpose propylene production unit (expected start-up in 2015) and a new ethylene production unit (expected start-up in 2017), both located in Freeport, Texas. As a result of these investments, Dow's ethylene production capabilities are expected to increase by as much as 20 percent.

CORPORATE
Included in the results for Corporate are:

•	results of insurance company operations;

•	results of Ventures (which includes new business incubation platforms focused on identifying and pursuing new commercial opportunities);

•	Venture Capital;

•	gains and losses on sales of financial assets;

•	stock-based compensation expense and severance costs;

•	changes in the allowance for doubtful receivables;

•	asbestos-related defense and resolution costs;

•	foreign exchange hedging results;

•	non-business aligned technology licensing and catalyst activities;

•	environmental operations;

•	enterprise level mega project activities; and

•	certain corporate overhead costs and cost recovery variances not allocated to the operating segments.

Corporate	Three Months Ended		Six Months Ended
In millions	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Sales	$61	$85	$119	$174
Equity losses	$(2)	$(6)	$(17)	$(15)
EBITDA	$(215)	$(303)	$(653)	$(1,067)
Certain items impacting EBITDA	$—	$(10)	$(137)	$(513)

Sales for Corporate, which primarily relate to the Company's insurance operations, were $61 million in the second quarter of 2012, down from $85 million the second quarter of 2011. For the first six months of 2012, sales were $119 million, down from $174 million in the same period of 2011.
EBITDA in the second quarter of 2012 was a loss of $215 million, compared with a loss of $303 million in the second quarter of 2011. Compared with the same period last year, EBITDA was favorably impacted by a decrease in performance-based compensation costs and lower foreign currency exchange losses. EBITDA in the second quarter of 2011 was negatively impacted by a $10 million loss related to the early extinguishment of debt.
EBITDA for the first six months of 2012 was a loss of $653 million, compared with a loss of $1,067 million in the same period last year. EBITDA was favorably impacted by lower performance-based compensation costs (including expenses related to stock-based compensation and decreased participation in the Employees' Stock Purchase Plan), partially offset by decreased dividend income, higher asbestos-related defense costs and foreign currency losses. EBITDA for the first six months of 2012 was reduced by $113 million of severance costs related to the workforce reduction component of the Company's restructuring plan as well as a $24 million loss related to the early extinguishment of debt. EBITDA for the first six months of 2011 was negatively impacted by a $482 million loss related to the early extinguishment of debt, as well as $31 million of integration costs related to the April 1, 2009 acquisition of Rohm and Haas. See Note C to the Consolidated Financial Statements for additional information on the restructuring plan.

Sales Volume and Price by Operating Segment and	Three Months Ended			Six Months Ended
Geographic Area	Jun 30, 2012			Jun 30, 2012
Percentage change from prior year	Volume	Price	Total	Volume	Price	Total
Operating segments
Electronic and Functional Materials	(2)%	(2)%	(4)%	(2)%	(1)%	(3)%
Coatings and Infrastructure Solutions	—	(6)	(6)	1	(5)	(4)
Agricultural Sciences	10	2	12	11	2	13
Performance Materials	(7)	(6)	(13)	(3)	(4)	(7)
Performance Plastics	(9)	(7)	(16)	(10)	(4)	(14)
Feedstocks and Energy	(7)	(3)	(10)	—	1	1
Total	(5)%	(5)%	(10)%	(3)%	(2)%	(5)%
Geographic areas
United States	(5)%	(4)%	(9)%	(3)%	(1)%	(4)%
Europe, Middle East and Africa	(7)	(8)	(15)	(3)	(5)	(8)
Rest of World	(2)	(3)	(5)	(2)	(1)	(3)
Total	(5)%	(5)%	(10)%	(3)%	(2)%	(5)%

Sales Volume and Price by Operating Segment and	Three Months Ended			Six Months Ended
Geographic Area Excluding Divestitures (1)	Jun 30, 2012			Jun 30, 2012
Percentage change from prior year	Volume	Price	Total	Volume	Price	Total
Operating segments
Electronic and Functional Materials	(2)%	(2)%	(4)%	(2)%	(1)%	(3)%
Coatings and Infrastructure Solutions	—	(6)	(6)	1	(5)	(4)
Agricultural Sciences	10	2	12	11	2	13
Performance Materials	(5)	(6)	(11)	(1)	(4)	(5)
Performance Plastics	3	(9)	(6)	2	(5)	(3)
Feedstocks and Energy	(7)	(3)	(10)	—	1	1
Total	(1)%	(5)%	(6)%	1%	(2)%	(1)%
Geographic areas
United States	(1)%	(4)%	(5)%	1%	(1)%	—%
Europe, Middle East and Africa	(1)	(8)	(9)	3	(5)	(2)
Rest of World	(1)	(3)	(4)	(1)	(1)	(2)
Total	(1)%	(5)%	(6)%	1%	(2)%	(1)%

(1)	Excludes sales of the Polypropylene business that was divested on September 30, 2011 and sales of Dow Haltermann that was divested during 2011.

CHANGES IN FINANCIAL CONDITION
The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Six Months Ended
In millions	Jun 30, 2012	Jun 30, 2011
Cash provided by (used in):
Operating activities	$1,421	$620
Investing activities	(1,115)	(904)
Financing activities	(1,609)	(4,599)
Effect of exchange rate changes on cash	(13)	64
Cash assumed in initial consolidation of variable interest entities	—	3
Net change in cash and cash equivalents	$(1,316)	$(4,816)

In the first six months of 2012, cash provided by operating activities increased compared with the same period last year primarily due to a decrease in working capital requirements that more than offset decreased earnings and higher pension contributions.

In the first six months of 2012, cash used in investing activities increased compared with the same period last year primarily due to lower net proceeds received from purchases and sales/maturities of investments. In the first six months of 2011, cash used in investing activities included $81 million of proceeds received on the sale of the Company's ownership interest in a nonconsolidated affiliate.

In the first six months of 2012 and 2011, cash was used in financing activities primarily for payments on long- and short-term debt, including the early redemption of $1.25 billion of debt in the first quarter of 2012 and the retirement of $4 billion of debt during the first six months of 2011, as well as dividends paid to stockholders.

The Company had cash and cash equivalents of $4,128 million at June 30, 2012 and $5,444 million at December 31, 2011, of which $2,142 million at June 30, 2012 and $2,047 million at December 31, 2011 was held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. During the second quarter of 2012, the Company changed the permanent reinvestment assertion of certain subsidiaries located in Europe, resulting in a tax benefit in the quarter. At June 30, 2012, management believed that sufficient liquidity was available in the United States. However, in the unusual event that additional foreign funds are needed in the United States, the Company has the ability to repatriate additional funds. The repatriation could result in an adjustment to the tax liability after considering available foreign tax credits and other tax attributes.
On March 27, 2012, the Board of Directors approved a restructuring plan ("the 2012 Plan") to optimize its portfolio, respond to changing and volatile economic conditions, particularly in Western Europe, and to advance the Company's Efficiency for Growth program, which was initiated by the Company in the second quarter of 2011. The restructuring plan includes the elimination of approximately 900 positions. In addition, the Company will shut down a number of manufacturing facilities. These actions are expected to be completed primarily over the next two years.
The restructuring activities related to the 2012 Plan are expected to result in cash expenditures for contract termination fees and severance costs, to be settled primarily over the next two years. At June 30, 2012, the remaining liability for the 2012 Plan was approximately $190 million (see Note C to the Consolidated Financial Statements for information on cash payments made at June 30, 2012). The Company expects to incur future costs related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations, and to ensure competitiveness across its businesses and geographic areas. Future costs are expected to include demolition costs related to closed facilities; these will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

Management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

The following table presents working capital and certain balance sheet ratios:

Working Capital In millions	Jun 30, 2012		Dec 31, 2011
Current assets	$23,198		$23,422
Current liabilities	12,629		13,634
Working capital	$10,569		$9,788
Current ratio	1.84	:1	1.72	:1
Days-sales-outstanding-in-receivables	46		44
Days-sales-in-inventory	69		64

Days sales-in-inventory increased in the first six months of 2012 due to an intentional buildup of inventory to address seasonal demand and planned maintenance turnarounds in the second quarter of 2012, and was further impacted by weakened demand.

As shown in the following table, net debt is equal to total gross debt minus "Cash and cash equivalents" and "Marketable securities and interest bearing deposits." As Dow continues to strengthen its balance sheet and increase financial flexibility, management is principally focused on net debt, as Dow believes this is the best measure of the Company’s financial leverage.

Total Debt In millions	Jun 30, 2012	Dec 31, 2011
Notes payable	$473	$541
Long-term debt due within one year	1,880	2,749
Long-term debt	18,304	18,310
Gross debt	$20,657	$21,600
Cash and cash equivalents	$4,128	$5,444
Marketable securities and interest-bearing deposits	2	2
Net debt	$16,527	$16,154
Gross debt as a percent of total capitalization	45.9%	48.0%
Net debt as a percent of total capitalization	40.4%	40.8%

As part of its ongoing financing activities, Dow has the ability to issue promissory notes under its U.S. and Euromarket commercial paper programs. The Company had no commercial paper outstanding at June 30, 2012 or December 31, 2011. Through July 2012, the Company maintained access to the commercial paper market at competitive rates.

In the event Dow has short-term liquidity needs and is unable to issue commercial paper under these programs for any reason, Dow has the ability to access liquidity through its committed and available $5 billion Five Year Competitive Advance and Revolving Credit Facility Agreement dated October 18, 2011 (the “Revolving Credit Facility”) with various U.S. and foreign banks. The Revolving Credit Facility has a maturity date in October 2016 and provides for interest at a LIBOR-plus rate or Base Rate as defined in the Agreement. At June 30, 2012, the full $5 billion Revolving Credit Facility was available to the Company.

As a well-known seasoned issuer, the Company filed an automatic shelf registration for an unspecified amount of mixed securities with the SEC on February 19, 2010. Under this shelf registration, the Company may offer common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and stock purchase units with pricing and availability dependent on market conditions; and, on February 19, 2010, registered an unlimited amount of securities for issuance under the Company’s U.S. retail medium-term note program (InterNotes). At June 30, 2012, the Company had Euro 5 billion (approximately $6.3 billion) available for issuance under the Company’s Euro Medium Term Note Program, as well as Japanese yen 50 billion (approximately $630 million) of securities available for issuance under a shelf registration renewed with the Kanto Local Finance Bureau of the Ministry of Finance of Japan effective September 8, 2010, which will expire on September 7, 2012. The Company intends to renew this shelf registration in the third quarter of 2012.

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

In the first six months of 2012, the Company issued $210 million aggregate principal amount of InterNotes and approximately $224 million of long-term debt was entered into by consolidated variable interest entities.

In the first quarter of 2012, the Company redeemed $37 million of pollution control/industrial revenue bonds that matured on January 1, 2012. During the second quarter of 2012, the Company repurchased $105 million of pollution control/industrial revenue tax-exempt bonds that were subject to re-marketing.

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
During the first six months of 2011, the Company redeemed $800 million of notes that matured on February 1, 2011 and Euro 500 million of notes that matured on May 27, 2011 ($707 million equivalent at March 31, 2011). The Company also redeemed $1,208 million of InterNotes and recognized a $10 million pretax loss on early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in Corporate. In the second quarter of 2011, the Company issued $175 million of InterNotes.

Dow’s public debt instruments and documents for its private funding transactions contain, among other provisions, certain covenants and default provisions. The Company’s most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of the Company’s consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Revolving Credit Facility exceeds $500 million. The ratio of the Company’s consolidated indebtedness to consolidated capitalization as defined in the credit agreements was 0.44 to 1.00 at June 30, 2012. At June 30, 2012, management believes the Company was in compliance with all of its covenants and default provisions.

The Company’s credit rating is investment grade. The Company’s long-term credit ratings are BBB with a stable outlook (Standard & Poor’s), Baa3 with a positive outlook (Moody’s) and BBB with a stable outlook (Fitch). The Company's short-term credit ratings are A-2 (Standard & Poor's), P-3 (Moody's) and F2 (Fitch). If the Company's credit ratings are downgraded, borrowing costs will increase on certain indentures, and it could have a negative impact on the Company's ability to access credit markets.

Capital Expenditures
Capital spending was $581 million in the second quarter of 2012, compared with capital spending of $564 million in the second quarter of 2011. Year to date, capital spending was $983 million compared with $969 million in 2011. The Company expects capital spending in 2012 to be approximately $2.4 billion.

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

The following table represents long-term debt obligations and expected cash requirements for interest at June 30, 2012, reflecting the early redemptions of debt, the redemption of pollution control/industrial revenue bonds, the issuance of new InterNotes and new debt entered into by consolidated variable interest entities during the first six months of 2012 (see Note K to the Consolidated Financial Statements).

Contractual Obligations at June 30, 2012	Payments Due by Year
In millions	2012	2013	2014	2015	2016	2017 and beyond	Total
Long-term debt – current and noncurrent (1)	$1,439	$714	$2,418	$1,512	$1,028	$13,445	$20,556
Expected cash requirements for interest (2)	$607	$1,131	$1,015	$900	$844	$7,650	$12,147

(1)	Excludes unamortized debt discount of $372 million.

(2)	Cash requirements for interest was calculated using current interest rates at June 30, 2012, and includes approximately $1.65 billion of various floating rate notes.

Contractual Obligations at December 31, 2011	Payments Due by Year
In millions	2012	2013	2014	2015	2016	2017 and beyond	Total
Long-term debt – current and noncurrent (1)	$2,749	$662	$2,361	$1,453	$995	$13,232	$21,452
Expected cash requirements for interest (2)	$1,269	$1,124	$1,011	$897	$845	$7,773	$12,919

(1)	Excludes unamortized debt discount of $393 million.

(2)	Cash requirements for interest was calculated using interest rates at December 31, 2011, and includes approximately $1.1 billion of various floating rate notes.

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

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. The Company had outstanding guarantees at June 30, 2012 of $1,603 million, up from $1,113 million at December 31, 2011. The increase in the value of the outstanding guarantees in the first half of 2012 is primarily related to debt obligations of Sadara Chemical Company, a nonconsolidated affiliate, which are guaranteed by the Company, in proportion to the Company's ownership interest, for a period of up to 24 months. Additional information related to guarantees can be found in the “Guarantees” section of Note I to the Consolidated Financial Statements.

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

Portfolio managers and external investment managers regularly review all of the Company’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of the temporary impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred. For debt securities, the credit rating of the issuer, current credit rating trends and the trends of the issuer’s overall sector are considered in determining whether unrealized losses represent an other-than-temporary impairment. For equity securities, the Company’s investments are primarily in Standard & Poor’s (“S&P”) 500 companies; however, the Company also allows investments in companies outside of the S&P 500. The largest holdings are Exchange Traded Funds that represent the S&P 500 index or an S&P 500 sector or subset; the Company also has holdings in Exchange Traded Funds that represent emerging markets. The Company considers the evidence to support the recovery of the cost basis of a security including volatility of the stock, the length of time the security has been in a loss position, value and growth expectations, and overall market and sector fundamentals, as well as technical analysis, in determining whether unrealized losses represent an other-than-temporary impairment. Other-than-temporary impairment write-downs on investments still held by the Company were $5 million in the first six months of 2012 ($3 million in the first six months of 2011).

Dividends
On April 12, 2012, the Board of Directors declared a quarterly dividend for the second quarter of 2012 of $0.32 per common share, payable July 30, 2012 to stockholders of record on June 29, 2012. The 28 percent increase in the dividend in the second quarter of 2012 (from $0.25 per common share in the first quarter of 2012) demonstrates the Board's commitment to increasingly reward stockholders. Since 1912, the Company has paid a cash dividend every quarter and, in each instance prior to and since February 12, 2009, has maintained or increased the amount of the dividend, adjusted for stock splits. During this 100-year period, Dow has increased the amount of the quarterly dividend 49 times (approximately 12 percent of the time), reduced the dividend once, and maintained the amount of the quarterly dividend approximately 88 percent of the time. The dividend was reduced in February 2009, for the first time since 1912, due to uncertainty in the credit markets, unprecedented lower demand for chemical products and the ongoing global recession.

On May 10, 2012, the Board of Directors declared a quarterly dividend of $85 million to Cumulative Convertible Perpetual Preferred Stock, Series A shareholders payable July 1, 2012 to shareholders of record on June 15, 2012. Ongoing dividends related to Cumulative Convertible Perpetual Preferred Stock, Series A will accrue at the rate of $85 million per quarter, and are payable quarterly subject to Board of Directors’ approval.

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

The table below provides information regarding asbestos-related claims pending against Union Carbide and Amchem, based on criteria developed by Union Carbide and its external consultants:

	2012	2011
Claims unresolved at January 1	53,225	62,582
Claims filed	4,332	4,253
Claims settled, dismissed or otherwise resolved	(19,249)	(8,878)
Claims unresolved at June 30	38,308	57,957
Claimants with claims against both UCC and Amchem	(11,098)	(18,098)
Individual claimants at June 30	27,210	39,859

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

Based on Union Carbide’s review of 2012 activity, Union Carbide determined that no adjustment to the accrual was required at June 30, 2012. Union Carbide’s asbestos-related liability for pending and future claims was $636 million at June 30, 2012. Approximately 20 percent of the recorded liability related to pending claims and approximately 80 percent related to future claims.

Defense and Resolution Costs
The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs	Six Months Ended		Aggregate Costs to Date as of
In millions	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012
Defense costs	$48	$28	$910
Resolution costs	$32	$26	$1,615

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

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $23 million in the second quarter of 2012 ($15 million in the second quarter of 2011) and $48 million in the first six months of 2012 ($28 million in the first six months of 2011), and was reflected in “Cost of sales” in the consolidated statements of income.

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

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $40 million at June 30, 2012 and $40 million at December 31, 2011. At June 30, 2012 and December 31, 2011, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage. The following table summarizes Union Carbide’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Jun 30, 2012	Dec 31, 2011
Receivables for defense costs – carriers with settlement agreements	$19	$20
Receivables for resolution costs – carriers with settlement agreements	154	158
Receivables for insurance recoveries – carriers without settlement agreements	40	40
Total	$213	$218

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

Matters Involving the Formation of K-Dow Petrochemicals
Introduction
On December 13, 2007, the Company and Petrochemical Industries Company (K.S.C.) (“PIC”) of Kuwait, a wholly owned subsidiary of Kuwait Petroleum Corporation, announced plans to form a 50:50 global petrochemicals joint venture. The proposed joint venture, K-Dow Petrochemicals (“K-Dow”), was expected to have revenues of more than $11 billion and employ more than 5,000 people worldwide.

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

Failure to Close
On December 31, 2008, the Company received a written notice from PIC with respect to the JVFA advising the Company of PIC's position that certain conditions to closing were not satisfied and, therefore, PIC was not obligated to close the transaction. On January 2, 2009, PIC refused to close the K-Dow transaction in accordance with the JVFA. The Company disagreed with the characterizations and conclusions expressed by PIC in the written notice and the Company informed PIC that it breached the JVFA. On January 6, 2009, the Company announced that it would seek to fully enforce its rights under the terms of the JVFA and various related agreements.

Arbitration
The Company's claims against PIC were subject to an agreement between the parties to arbitrate under the Rules of Arbitration of the International Court of Arbitration of the International Chamber of Commerce (“ICC”). On February 18, 2009, the Company initiated arbitration proceedings against PIC alleging that PIC breached the JVFA by failing to close the transaction on January 2, 2009, and as a result, Dow suffered substantial damages.

On May 24, 2012, the ICC released to the parties a unanimous Partial Award in favor of the Company on both liability and damages. A three-member arbitration Tribunal found that PIC breached the JVFA by not closing K-Dow on January 2, 2009, and awarded the Company $2.16 billion in damages, not including interest and arbitration costs. The ICC is expected to issue a Final Award covering the Company's substantial claim for pre-Award interest and arbitration costs in the fourth quarter of 2012.

PIC has filed an application for remand under the English Arbitration Act of 1996 (“Remand Application”) in the High Court of Justice in London (“High Court”). In its Remand Application, PIC does not challenge the Tribunal's finding of liability but it asks the High Court to remand the case back to the Tribunal for further consideration of the Company's claim for consequential damages. On July 30, 2012, the Company filed its written response. The High Court is expected to rule on PIC's Remand Application by year-end 2012.

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

Dow uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Company is a historical simulation model which captures co-movements in market rates across different instruments and market risk exposure categories. The historical simulation model uses a 97.5 percent confidence level and the historical scenario period includes at least six months of historical data. The June 30, 2012, 2011 year-end and 2011 average daily VAR for the aggregate of all positions are shown below. These amounts are immaterial relative to the total equity of the Company:

Total Daily VAR by Exposure Type		2011
In millions	At June 30, 2012	Year-end	Average
Foreign exchange	$2	$2	$2
Interest rate	$148	$286	$199
Equities	$12	$29	$20
Commodities	$10	$4	$4
Composite	$177	$300	$220

The Company’s daily VAR for the aggregate of all positions decreased from a composite VAR of $300 million at December 31, 2011 to a composite VAR of $177 million at June 30, 2012. The decrease in composite VAR was primarily due to reductions in debt outstanding as well as interest rate volatility. The equities VAR declined due to a decrease in equity volatility despite an increase in the size of the exposure. The commodities VAR was higher due to an increase in hedging activity. See Note G to the Consolidated Financial Statements for further disclosure regarding market risk.

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

The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred during the second quarter of 2012. For a summary of the history and current status of this matter, see Note I to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

Environmental Matters
The Company received an Administrative Complaint dated October 26, 2011, from the Texas Council on Environmental Quality (“TCEQ”) for alleged violations of various environmental requirements regulating air emissions from operations at its Freeport, Texas manufacturing facility. The Company and the TCEQ settled this matter by entering into an Agreed Order effective June 8, 2012, which obligates the Company to pay a civil penalty in the amount of $207,000. Half of the payment will be directed to the Houston-Galveston ARECO's Clean Cities/Clean Vehicles Program in lieu of paying the entire amount to the State of Texas.

Following a 2008 Risk Management Program (“RMP”) inspection by the Environmental Protection Agency ("EPA") at the Company's Freeport, Texas manufacturing facility, the EPA determined that the facility had two deficiencies in its then-applicable RMP Plan. Although EPA Region Six officials have confirmed that all corrective actions were made within a reasonable period of time, the EPA is seeking to collect an administrative penalty slightly in excess of $100,000.

Rohm and Haas Pension Plan Matters
In December 2005, a federal judge in the U.S. District Court for the Southern District of Indiana (the “District Court”) issued a decision granting a class of participants in the Rohm and Haas Pension Plan (the “Rohm and Haas Plan”) who had retired from Rohm and Haas Company ("Rohm and Haas"), now a wholly owned subsidiary of the Company, and who elected to receive a lump sum benefit from the Rohm and Haas Plan, the right to a cost-of-living adjustment (“COLA”) as part of their retirement benefit. In August 2007, the Seventh Circuit Court of Appeals (the "Seventh Circuit") affirmed the District Court’s decision, and in March 2008, the U.S. Supreme Court denied the Rohm and Haas Plan’s petition to review the Seventh Circuit’s decision. The case was returned to the District Court for further proceedings. In October 2008 and February 2009, the District Court issued rulings that have the effect of including in the class all Rohm and Haas retirees who received a lump sum distribution without a COLA from the Rohm and Haas Plan since January 1976. These rulings are subject to appeal, and the District Court has not yet determined the amount of the COLA benefits that may be due to the class participants. The Rohm and Haas Plan and the plaintiffs entered into a settlement agreement that, in addition to settling the litigation with respect to the Rohm and Haas retirees, provides for the amendment of the complaint and amendment of the Rohm and Haas Plan to include active employees in the settlement benefits. The District Court preliminarily approved the settlement on November 24, 2009 and, following a hearing on March 12, 2010, issued a final order approving the settlement on April 12, 2010. A group of objectors to the settlement filed an appeal from the final order. In November 2010, the District Court issued an order approving class counsel’s fee award petition in an amount consistent with the terms of the settlement. The same objectors also appealed this order. On September 2, 2011, the Seventh Circuit affirmed the approval of the settlement and award of attorneys' fees. A lone objector filed a petition for rehearing, which was denied on October 17, 2011. The objector continued the appeal process by timely filing a petition for a writ of certiorari to the U.S. Supreme Court, which was denied on April 16, 2012, rendering the settlement and award of attorneys' fees final.

A pension liability associated with this matter of $185 million was recognized as part of the acquisition of Rohm and Haas on April 1, 2009. The liability, which was determined in accordance with the accounting guidance for contingencies, recognized the estimated impact of the above described judicial decisions on the long-term Rohm and Haas Plan obligations owed to the applicable Rohm and Haas retirees and active employees. The Company had a liability associated with this matter of $189 million at December 31, 2011. The Rohm and Haas Plan made settlement payments totaling $122 million during the second quarter of 2012. The Company's remaining liability for this matter was $67 million at June 30, 2012. Approximately forty percent of the remaining liability is expected to be settled by the end of 2012 and the remaining liability will be resolved over time through the administration of the Rohm and Haas Plan.

ITEM 1A.  RISK FACTORS.
There were no material changes in the Company's risk factors in the second quarter of 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The Company does not currently have a share repurchase program, and there were no purchases of the Company's common stock by the Company during the three months ended June 30, 2012.

ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 6.  EXHIBITS.
See the Exhibit Index of this Quarterly Report on Form 10-Q for exhibits filed with this report.

The Dow Chemical Company and Subsidiaries Trademark Listing

The following trademarks or service marks of The Dow Chemical Company and certain affiliated companies of Dow appear in this report: ACRYSOL, ADCOTE, AFFINITY, AMPLIFY, AQUA-LAM, ASPUN, ATTANE, CONTINUUM, COSEAL, DOW, DOWLEX, ECOLIBRIUM, ELITE, ENDURANCE, ENGAGE, ENLIGHT, EVOQUE, HEALTH+, HYPOD, INFUSE, INTEGRAL, LAMAL, MOR-AD, MOR-FREE, MORPRIME, MORSTIK, NORDEL, NYLOPAK, OPTICITE, PRIMACOR, PRIMAL, PROCITE, RHOPLEX, ROBOND, ROVACE, SARAN, SARANEX, SEALUTION, SERFENE, SI-LINK, STYROFOAM, TAMOL, TRENCHCOAT, TRYCITE, TUFLIN, TYBRITE, UNIGARD, VERSIFY

The following trademark of Monsanto Technology LLC appears in this report: SmartStax. SmartStax multi-event technology developed by Dow AgroSciences LLC and Monsanto

The Dow Chemical Company and Subsidiaries Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOW CHEMICAL COMPANY
Registrant
Date: August 1, 2012

/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Vice President and Controller

The Dow Chemical Company and Subsidiaries Exhibit Index

EXHIBIT NO.	DESCRIPTION

2(e)
Shareholders' Agreement, dated as of October 8, 2011, between Dow Saudi Arabia Holding B.V. and Performance Chemicals Holding Company, incorporated by reference to Exhibit 99.1 to The Dow Chemical Company Current Report on Form 8-K/A filed on June 27, 2012.

10(bbb)
The Dow Chemical Company 2012 Stock Incentive Plan, effective as of May 10, 2012, incorporated by reference to Exhibit 10.1 to The Dow Chemical Company Current Report on Form 8-K filed on May 14, 2012.

10(ccc)	A copy of the Performance Shares Deferred Stock Agreement Pursuant to The Dow Chemical Company 2012 Stock Incentive Plan, effective as of May 10, 2012.

10(ddd)	A copy of the Deferred Stock Agreement Pursuant to The Dow Chemical Company 2012 Stock Incentive Plan, effective as of May 10, 2012.

10(eee)	A copy of the Non-Qualified Stock Option Agreement Pursuant to The Dow Chemical Company 2012 Stock Incentive Plan, effective as of May 10, 2012.

12.1	Computation of Ratio of Earnings to Fixed Charges.

23	Analysis, Research & Planning Corporation’s Consent.

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.