Form 10-Q
period 2012-09-30
DOW CHEMICAL CO /DE/
filed 2012-10-30
CIK 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2012

or

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☑ No

Outstanding at
Class	September 30, 2012
Common Stock, par value $2.50 per share	1,199,231,590 shares

The Dow Chemical Company
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2012

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions, except per share amounts (Unaudited)	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Net Sales	$13,637	$15,109	$42,869	$45,888
Cost of sales	11,368	12,928	35,853	38,596
Research and development expenses	434	402	1,245	1,213
Selling, general and administrative expenses	739	691	2,120	2,086
Amortization of intangibles	117	125	361	373
Restructuring charges	—	—	357	—
Acquisition-related integration expenses	—	—	—	31
Equity in earnings of nonconsolidated affiliates	175	375	492	964
Sundry income (expense) - net	(21)	47	23	(322)
Interest income	10	9	26	26
Interest expense and amortization of debt discount	318	305	959	1,010
Income Before Income Taxes	825	1,089	2,515	3,247
Provision for income taxes	234	186	664	546
Net Income	591	903	1,851	2,701
Net income attributable to noncontrolling interests	9	3	38	24
Net Income Attributable to The Dow Chemical Company	582	900	1,813	2,677
Preferred stock dividends	85	85	255	255
Net Income Available for The Dow Chemical Company Common Stockholders	$497	$815	$1,558	$2,422

Per Common Share Data:
Earnings per common share - basic	$0.42	$0.70	$1.32	$2.08
Earnings per common share - diluted	$0.42	$0.69	$1.31	$2.07

Common stock dividends declared per share of common stock	$0.32	$0.25	$0.89	$0.65
Weighted-average common shares outstanding - basic	1,172.7	1,152.3	1,167.8	1,147.2
Weighted-average common shares outstanding - diluted	1,179.5	1,160.9	1,174.9	1,157.8

Depreciation	$514	$539	$1,530	$1,624
Capital Expenditures	$622	$651	$1,605	$1,620
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Net Income	$591	$903	$1,851	$2,701
Other Comprehensive Income (Loss), Net of Tax
Net change in unrealized gains (losses) on investments	31	(84)	63	(78)
Translation adjustments	339	(631)	165	(31)
Adjustments to pension and other postretirement benefit plans	97	68	279	209
Net gains on cash flow hedging derivative instruments	19	4	8	9
Other comprehensive income (loss)	486	(643)	515	109
Comprehensive Income	1,077	260	2,366	2,810
Comprehensive income attributable to noncontrolling interests, net of tax	9	3	38	24
Comprehensive Income Attributable to The Dow Chemical Company	$1,068	$257	$2,328	$2,786
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Sep 30, 2012	Dec 31, 2011
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2012: $197; 2011: $170)	$3,885	$5,444
Marketable securities and interest-bearing deposits	—	2
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2012: $139; 2011: $121)	5,169	4,900
Other	4,797	4,726
Inventories	8,630	7,577
Deferred income tax assets - current	666	471
Other current assets	318	302
Total current assets	23,465	23,422
Investments
Investment in nonconsolidated affiliates	3,374	3,405
Other investments (investments carried at fair value - 2012: $2,068; 2011: $2,008)	2,559	2,508
Noncurrent receivables	1,238	1,144
Total investments	7,171	7,057
Property
Property	53,417	52,216
Less accumulated depreciation	35,860	34,917
Net property (variable interest entities restricted - 2012: $2,452; 2011: $2,169)	17,557	17,299
Other Assets
Goodwill	12,933	12,930
Other intangible assets (net of accumulated amortization - 2012: $2,684; 2011: $2,349)	4,849	5,061
Deferred income tax assets - noncurrent	2,407	2,559
Asbestos-related insurance receivables - noncurrent	156	172
Deferred charges and other assets	830	724
Total other assets	21,175	21,446
Total Assets	$69,368	$69,224
Liabilities and Equity
Current Liabilities
Notes payable	$439	$541
Long-term debt due within one year	1,747	2,749
Accounts payable:
Trade	4,627	4,778
Other	2,338	2,216
Income taxes payable	404	382
Deferred income tax liabilities - current	97	129
Dividends payable	463	376
Accrued and other current liabilities	2,680	2,463
Total current liabilities	12,795	13,634
Long-Term Debt (variable interest entities nonrecourse - 2012: $1,409; 2011: $1,138)	18,216	18,310
Other Noncurrent Liabilities
Deferred income tax liabilities - noncurrent	1,021	1,091
Pension and other postretirement benefits - noncurrent	8,590	9,034
Asbestos-related liabilities - noncurrent	549	608
Other noncurrent obligations	3,089	3,109
Total other noncurrent liabilities	13,249	13,842
Redeemable Noncontrolling Interest	147	147
Stockholders’ Equity
Preferred stock, series A	4,000	4,000
Common stock	2,998	2,961
Additional paid-in capital	3,112	2,663
Retained earnings	19,591	19,087
Accumulated other comprehensive loss	(5,481)	(5,996)
Unearned ESOP shares	(390)	(434)
The Dow Chemical Company’s stockholders’ equity	23,830	22,281
Noncontrolling interests	1,131	1,010
Total equity	24,961	23,291
Total Liabilities and Equity	$69,368	$69,224
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
In millions (Unaudited)	Sep 30, 2012	Sep 30, 2011
Operating Activities
Net Income	$1,851	$2,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,018	2,142
Credit for deferred income tax	(170)	(125)
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	92	(221)
Pension contributions	(836)	(712)
Net gain on sales of investments	(11)	(39)
Net gain on sales of property, businesses and consolidated companies	(72)	(23)
Other net (gain) loss	40	(19)
Net gain on sale of ownership interest in nonconsolidated affiliates	—	(61)
Restructuring charges	357	—
Loss on early extinguishment of debt	24	482
Excess tax benefits from share-based payment arrangements	(59)	(14)
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(2,399)	(1,965)
Proceeds from interests in trade accounts receivable conduits	2,190	1,444
Inventories	(1,039)	(1,529)
Accounts payable	(135)	17
Other assets and liabilities	673	(220)
Cash provided by operating activities	2,524	1,858
Investing Activities
Capital expenditures	(1,605)	(1,620)
Construction of assets pending sale / leaseback	—	(113)
Proceeds from sale / leaseback of assets	—	119
Proceeds from sales of property, businesses and consolidated companies	74	149
Acquisitions of businesses	—	(6)
Purchases of previously leased assets	—	(30)
Investments in consolidated companies, net of cash acquired	(27)	(218)
Investments in and loans to nonconsolidated affiliates	(226)	(126)
Distributions from nonconsolidated affiliates	16	250
Proceeds from sale of ownership interests in nonconsolidated affiliates	—	93
Purchases of investments	(393)	(653)
Proceeds from sales and maturities of investments	417	692
Cash used in investing activities	(1,744)	(1,463)
Financing Activities
Changes in short-term notes payable	(98)	(485)
Proceeds from issuance of long-term debt	532	1,246
Payments on long-term debt	(1,786)	(5,320)
Purchases of treasury stock	—	(19)
Proceeds from issuance of common stock	207	184
Proceeds from sales of common stock	—	98
Excess tax benefits from share-based payment arrangements	59	14
Contribution from noncontrolling interests	—	20
Distributions to noncontrolling interests	(60)	(34)
Dividends paid to stockholders	(1,211)	(885)
Cash used in financing activities	(2,357)	(5,181)
Effect of Exchange Rate Changes on Cash	18	(50)
Cash Assumed in Initial Consolidation of Variable Interest Entities	—	3
Summary
Decrease in cash and cash equivalents	(1,559)	(4,833)
Cash and cash equivalents at beginning of year	5,444	7,039
Cash and cash equivalents at end of period	$3,885	$2,206
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Nine Months Ended
In millions (Unaudited)	Sep 30, 2012	Sep 30, 2011
Preferred Stock
Balance at beginning of year and end of period	$4,000	$4,000
Common Stock
Balance at beginning of year	2,961	2,931
Common stock issued	37	23
Balance at end of period	2,998	2,954
Additional Paid-in Capital
Balance at beginning of year	2,663	2,286
Common stock issued	170	161
Stock-based compensation and allocation of ESOP shares	279	79
Balance at end of period	3,112	2,526
Retained Earnings
Balance at beginning of year	19,087	17,736
Net income available for The Dow Chemical Company common stockholders	1,558	2,422
Dividends declared on common stock (per share: $0.89 in 2012, $0.65 in 2011)	(1,042)	(748)
Other	(12)	(10)
Balance at end of period	19,591	19,400
Accumulated Other Comprehensive Loss
Balance at beginning of year	(5,996)	(4,399)
Other comprehensive income	515	109
Balance at end of period	(5,481)	(4,290)
Unearned ESOP Shares
Balance at beginning of year	(434)	(476)
Shares allocated to ESOP participants	44	38
Balance at end of period	(390)	(438)
Treasury Stock
Balance at beginning of year	—	(239)
Purchases	—	(19)
Issuance to employees and employee plans	—	258
Balance at end of period	—	—
The Dow Chemical Company’s Stockholders’ Equity	23,830	24,152
Noncontrolling Interests
Balance at beginning of year	1,010	803
Net income attributable to noncontrolling interests	38	24
Distributions to noncontrolling interests	(60)	(34)
Capital contributions (noncash capital contributions - 2012: $97; 2011: $0)	97	20
Consolidation of a variable interest entity	37	31
Conversion of note payable to preferred shares of a subsidiary	—	158
Other	9	(13)
Balance at end of period	1,131	989
Total Equity	$24,961	$25,141
See Notes to the Consolidated Financial Statements.

(Unaudited)	The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 1. Financial Statements. Notes to the Consolidated Financial Statements

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

Accounting Guidance Issued But Not Adopted as of September 30, 2012
In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities," which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Retrospective presentation for all comparative periods presented is required. The Company is currently evaluating the impact of adopting this guidance.

NOTE C – RESTRUCTURING
1Q12 Restructuring
On March 27, 2012, the Company's Board of Directors approved a restructuring plan ("1Q12 Restructuring") to optimize its portfolio, respond to changing and volatile economic conditions, particularly in Western Europe, and to advance the Company's Efficiency for Growth program, which was initiated by the Company in the second quarter of 2011. The 1Q12 Restructuring plan includes the elimination of approximately 900 positions. In addition, the Company will shut down a number of manufacturing facilities. These actions are expected to be completed primarily by December 31, 2013.

As a result of the 1Q12 Restructuring activities, the Company recorded pretax restructuring charges of $357 million in the first quarter of 2012 consisting of costs associated with exit or disposal activities of $150 million, severance costs of $113 million and asset write-downs and write-offs of $94 million. The impact of these charges is shown as "Restructuring charges" in the consolidated statements of income and reflected in the Company's segment results as shown in the following table.

1Q12 Restructuring Charges by Operating Segment	Costs Associated with Exit or Disposal Activities	Severance Costs	Impairment of Long-Lived Assets and Other Assets
In millions				Total
Electronic and Functional Materials	$—	$—	$17	$17
Coatings and Infrastructure Solutions	4	—	37	41
Performance Materials	146	—	40	186
Corporate	—	113	—	113
Total	$150	$113	$94	$357

Details regarding the components of the 1Q12 Restructuring charges are discussed below:

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

Severance Costs
The restructuring charges in the first quarter of 2012 included severance of $113 million for the separation of approximately 900 employees under the terms of the Company's ongoing benefit arrangements, primarily over the next two years. These costs were charged against Corporate. At September 30, 2012, severance of $71 million had been paid and a liability of $42 million remained for 345 employees.

Impairment of Long-Lived Assets and Other Assets
The restructuring charges related to the write-down and write-off of assets in the first quarter of 2012 totaled $94 million. Details regarding the write-downs and write-offs are as follows:

•
The Company evaluated its facilities that manufacture STYROFOAM™ brand insulation and as a result, the decision was made to shut down facilities in Balatonfuzfo, Hungary; Estarreja, Portugal; and Charleston, Illinois. In addition, a facility in Terneuzen, The Netherlands was idled and impaired. Write-downs associated with these facilities of $37 million were recorded in the first quarter of 2012 against the Coatings and Infrastructure Solutions segment. The Netherlands facility was shut down at the end of the second quarter of 2012. The remaining facilities will be shut down by year-end 2012.

•
The decision was made to shut down and/or consolidate certain manufacturing assets in the Polyurethanes and Epoxy businesses in Texas and Germany. Write-downs associated with these assets of $15 million were recorded in the first quarter of 2012 against the Performance Materials segment. The manufacturing assets in Texas were shutdown in the second quarter of 2012. The German manufacturing assets will be shutdown by year-end 2012.

•
Certain capital projects were canceled resulting in the write-off of project spending of $42 million against the Performance Materials ($25 million) and Electronic and Functional Materials ($17 million) segments.

The following table summarizes the activities related to the Company's 1Q12 Restructuring reserve:

1Q12 Restructuring Activities	Costs Associated with Exit or Disposal Activities		Impairment of Long-Lived Assets and Other Assets
In millions		Severance Costs		Total
Restructuring charges recognized in the first quarter of 2012	$150	$113	$94	$357
Charges against the reserve	—	—	(94)	(94)
Reserve balance at March 31, 2012	$150	$113	$—	$263
Cash payments	(41)	(17)	—	(58)
Noncash settlements	(12)	—	—	(12)
Foreign currency impact	(2)	—	—	(2)
Reserve balance at June 30, 2012	$95	$96	$—	$191
Cash payments	(2)	(54)	—	(56)
Noncash settlements	(16)	—	—	(16)
Foreign currency impact	—	—	—	—
Reserve balance at September 30, 2012	$77	$42	$—	$119

Dow expects to incur additional costs in the future related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations, and to ensure competitiveness across its businesses and across geographic areas. Future costs are expected to include demolition costs related to closed facilities; these will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

Subsequent Event
On October 23, 2012, the Board of Directors of the Company approved a restructuring plan ("4Q12 Restructuring") to advance the next stage of the Company's transformation and to address macroeconomic uncertainties. The 4Q12 Restructuring plan accelerates the Company's structural cost reduction program and will affect approximately 3,000 positions. The 4Q12 Restructuring plan also includes asset impairments related to the shutdown of approximately 20 manufacturing facilities, the write-off of certain capital project spending and an impairment charge related to the write-down of Dow Kokam LLC's long-lived assets. As a result of these activities, the Company will record a pre-tax charge in the fourth quarter of 2012 ranging from $900 million to $1.1 billion. These actions are expected to be completed primarily over the next two years.

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

Reclassification of Cumulative Translation Adjustments Resulting From the Sale of German Entities
On July 15, 2011, the Company sold assets and liabilities related to two legal entities in Germany. This asset sale qualified as a complete liquidation of an investment in a foreign entity. As a result of this asset sale, the Company transferred a $39 million cumulative translation adjustment gain from "Accumulated other comprehensive loss" into income during the third quarter of 2011. Including this gain, the sale resulted in a net immaterial loss, which was included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in Corporate.

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

On February 3, 2011, Styron repaid the $75 million long-term note receivable, plus interest. In the first quarter of 2011, the Company received dividend income of $25 million, recorded in "Sundry income (expense) - net" in the consolidated statements of income and reflected in Corporate. The Company continued to hold a 6.5 percent equity interest at September 30, 2012.

NOTE E – INVENTORIES
The following table provides a breakdown of inventories:

Inventories In millions	Sep 30, 2012	Dec 31, 2011
Finished goods	$4,858	$4,327
Work in process	2,001	1,716
Raw materials	979	765
Supplies	792	769
Total inventories	$8,630	$7,577
The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $875 million at September 30, 2012 and $1,105 million at December 31, 2011.

NOTE F – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the carrying amount of goodwill by operating segment:

Goodwill	Electronic and Functional Materials	Coatings and Infra- structure Solutions	Ag Sciences	Perf Materials	Perf Plastics	Feedstocks and Energy	Total
In millions
Net goodwill at Dec 31, 2011	$4,934	$4,041	$1,558	$959	$1,375	$63	$12,930
Goodwill related to 2012 acquisition of:
Lightscape Materials, Inc.	3	—	—	—	—	—	3
Foreign currency impact	—	—	—	—	—	—	—
Net goodwill at Sep 30, 2012	$4,937	$4,041	$1,558	$959	$1,375	$63	$12,933

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	At September 30, 2012			At December 31, 2011
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$1,703	$(709)	$994	$1,693	$(594)	$1,099
Patents	130	(99)	31	119	(97)	22
Software	1,059	(566)	493	1,049	(596)	453
Trademarks	691	(269)	422	695	(224)	471
Customer related	3,714	(920)	2,794	3,652	(730)	2,922
Other	157	(121)	36	150	(108)	42
Total other intangible assets, finite lives	$7,454	$(2,684)	$4,770	$7,358	$(2,349)	$5,009
IPR&D (1), indefinite lives	79	—	79	52	—	52
Total other intangible assets	$7,533	$(2,684)	$4,849	$7,410	$(2,349)	$5,061
(1) In-process research and development (“IPR&D”) purchased in business combinations.

The following table provides information regarding amortization expense related to intangible assets:

Amortization Expense	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Other intangible assets, excluding software	$117	$125	$361	$373
Software, included in “Cost of sales”	$15	$23	$46	$68

Total estimated amortization expense for 2012 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2012	$552
2013	$533
2014	$511
2015	$494
2016	$482
2017	$448

NOTE G – FINANCIAL INSTRUMENTS
Investments
The Company’s investments in marketable securities are primarily classified as available-for-sale.

Investing Results	Nine Months Ended
In millions	Sep 30, 2012	Sep 30, 2011
Proceeds from sales of available-for-sale securities	$401	$631
Gross realized gains	$30	$39
Gross realized losses	$(10)	$(13)

The following table summarizes the contractual maturities of the Company’s investments in debt securities:

Contractual Maturities of Debt Securities at September 30, 2012
In millions	Amortized Cost	Fair Value
Within one year	$27	$28
One to five years	471	522
Six to ten years	498	553
After ten years	207	250
Total	$1,203	$1,353

At September 30, 2012, the Company had $1,050 million held-to-maturity securities (primarily Treasury Bills) classified as cash equivalents, as these securities had original maturities of three months or less ($1,836 million at December 31, 2011). The Company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. At September 30, 2012, the Company had investments in money market funds of $455 million classified as cash equivalents ($1,090 million at December 31, 2011).

The net unrealized gain from mark-to-market adjustments recognized in earnings during the three-month period ended September 30, 2012 on trading securities held at September 30, 2012 was $1 million ($11 million during the three-month period ended September 30, 2011). The net unrealized gain from mark-to-market adjustments recognized in earnings during the nine-month period ended September 30, 2012 on trading securities held at September 30, 2012 was $29 million ($25 million during the nine-month period ended September 30, 2011).

The following table provides the fair value and gross unrealized losses of the Company’s investments that were deemed to be temporarily impaired at September 30, 2012 and December 31, 2011, aggregated by investment category:

Temporarily Impaired Securities Less than 12 Months (1)
	At September 30, 2012		At December 31, 2011
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
Corporate bonds	$22	$(1)	$44	$(2)
Total debt securities	$22	$(1)	$44	$(2)
Equity securities	157	(10)	190	(36)
Total temporarily impaired securities	$179	$(11)	$234	$(38)

(1)	Unrealized losses of 12 months or more were approximately $1 million.

Portfolio managers regularly review the Company’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of the impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred.
For debt securities, the credit rating of the issuer, current credit rating trends, the trends of the issuer’s overall sector, the ability of the issuer to pay expected cash flows and the length of time the security has been in a loss position are considered in determining whether unrealized losses represent an other-than-temporary impairment. The Company did not have any credit-related losses during the nine-month periods ended September 30, 2012 or September 30, 2011.
For equity securities, the Company’s investments are primarily in Standard & Poor’s (“S&P”) 500 companies; however, the Company’s policies allow investments in companies outside of the S&P 500. The largest holdings are Exchange Traded Funds that represent the S&P 500 index or an S&P 500 sector or subset; the Company also has holdings in Exchange Traded Funds that represent emerging markets. The Company considers the evidence to support the recovery of the cost basis of a security including volatility of the stock, the length of time the security has been in a loss position, value and growth expectations, and overall market and sector fundamentals, as well as technical analysis, in determining whether unrealized losses represent an other-than-temporary impairment. In the nine-month period ended September 30, 2012, other-than-temporary impairment write-downs on investments still held by the Company were $5 million ($6 million in the nine-month period ended September 30, 2011).

The aggregate cost of the Company’s cost method investments totaled $171 million at September 30, 2012 and $179 million at December 31, 2011. Due to the nature of these investments, the fair market value is not readily determinable. These investments are reviewed quarterly for impairment indicators. In the nine-month period ended September 30, 2012, the Company's impairment analysis resulted in a $3 million reduction in the cost basis of these investments (no reduction in the nine-month period ended September 30, 2011).

The following table summarizes the fair value of financial instruments at September 30, 2012 and December 31, 2011:

Fair Value of Financial Instruments
	At September 30, 2012				At December 31, 2011
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities: (1)
Debt securities:
Government debt (2)	$520	$64	$—	$584	$556	$62	$—	$618
Corporate bonds	683	87	(1)	769	652	73	(2)	723
Total debt securities	$1,203	$151	$(1)	$1,353	$1,208	$135	$(2)	$1,341
Equity securities	623	103	(11)	715	646	57	(36)	667
Total marketable securities	$1,826	$254	$(12)	$2,068	$1,854	$192	$(38)	$2,008
Long-term debt incl. debt due within one year (3)	$(19,963)	$29	$(3,285)	$(23,219)	$(21,059)	$6	$(2,736)	$(23,789)
Derivatives relating to:
Interest rates	$—	$—	$(7)	$(7)	$—	$—	$—	$—
Commodities (4)	$—	$34	$(2)	$32	$—	$16	$(1)	$15
Foreign currency	$—	$23	$(49)	$(26)	$—	$31	$(17)	$14
(1) Included in “Other investments” in the consolidated balance sheets.
(2) U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.
(3) Cost includes fair value adjustments of $23 million at September 30, 2012 and $23 million at December 31, 2011.
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

The Company’s risk management program for interest rate, foreign currency and commodity risks is based on fundamental, mathematical and technical models that take into account the implicit cost of hedging. Risks created by derivative instruments and the mark-to-market valuations of positions are strictly monitored at all times, using value at risk and stress tests. Counterparty credit risk arising from these contracts is not significant because the Company minimizes counterparty concentration, deals primarily with major financial institutions of solid credit quality, and the majority of its hedging transactions mature in less than three months. In addition, the Company minimizes concentrations of credit risk through its global orientation by transacting with large, internationally diversified financial counterparties. It is the Company’s policy to not have credit-risk-related contingent features in its derivative instruments. No significant concentration of counterparty credit risk existed at September 30, 2012. The Company does not anticipate losses from credit risk, and the net cash requirements arising from counterparty risk associated with risk management activities are not expected to be material in 2012.
The Company revises its strategies as market conditions dictate and management reviews its overall financial strategies and the impacts from using derivatives in its risk management program with the Company’s Board of Directors.
Interest Rate Risk Management
The Company enters into various interest rate contracts with the objective of lowering funding costs or altering interest rate exposures related to fixed and variable rate obligations. In these contracts, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. At September 30, 2012, the Company had open interest rate swaps with maturity dates that extend to 2019.
Foreign Currency Risk Management
The Company’s global operations require active participation in foreign exchange markets. The Company enters into foreign exchange forward contracts and options, and cross-currency swaps to hedge various currency exposures or create desired exposures. Exposures primarily relate to assets, liabilities and bonds denominated in foreign currencies, as well as economic exposure, which is derived from the risk that currency fluctuations could affect the dollar value of future cash flows related to operating activities. The primary business objective of the activity is to optimize the U.S. dollar value of the Company’s assets, liabilities and future cash flows with respect to exchange rate fluctuations. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. At September 30, 2012, the Company had forward contracts, options and cross-currency swaps to buy, sell or exchange foreign currencies. These contracts had various expiration dates, primarily in the fourth quarter of 2012.
Commodity Risk Management
The Company has exposure to the prices of commodities in its procurement of certain raw materials. The primary purpose of commodity hedging activities is to manage the price volatility associated with these forecasted inventory purchases. At September 30, 2012, the Company had futures contracts, options and swaps to buy, sell or exchange commodities. These agreements had various expiration dates through fourth quarter of 2015.
Accounting for Derivative Instruments and Hedging Activities
Cash Flow Hedges
For derivatives that are designated and qualify as cash flow hedging instruments, the effective portion of the gain or loss on the derivative is recorded in “Accumulated other comprehensive income (loss)” (“AOCI”); it is reclassified to “Cost of sales” in the same period or periods that the hedged transaction affects income. The unrealized amounts in AOCI fluctuate based on changes in the fair value of open contracts at the end of each reporting period. The Company anticipates volatility in AOCI and net income from its cash flow hedges. The amount of volatility varies with the level of derivative activities and market conditions during any period. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current period income.
There was a net loss of less than $1 million after tax from previously terminated interest rate cash flow hedges included in AOCI at September 30, 2012 ($1 million after tax at December 31, 2011). The Company had open interest rate derivatives designated as cash flow hedges at September 30, 2012 with a net loss of $3 million after tax and a notional U.S. dollar equivalent of $328 million (no open interest rate derivatives designated as cash flow hedges at December 31, 2011).
Current open foreign currency forward contracts hedge the currency risk of forecasted feedstock purchase transactions until April 2013. The effective portion of the mark-to-market effects of the foreign currency forward contracts is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying feedstock purchase affects income. The net loss from the foreign currency hedges included in AOCI at September 30, 2012 was $11 million after tax (net gain of $2 million after tax at December 31, 2011). At September 30, 2012, the Company had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a notional U.S. dollar equivalent of $512 million ($432 million at December 31, 2011).

Commodity swaps, futures and option contracts with maturities of not more than 36 months are utilized and designated as cash flow hedges of forecasted commodity purchases. Current open contracts hedge forecasted transactions until June 2014. The effective portion of the mark-to-market effect of the cash flow hedge instrument is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying commodity purchase affects income. The net gain from commodity hedges included in AOCI at September 30, 2012 was $14 million after tax (net loss of $7 million after tax at December 31, 2011). At September 30, 2012 and December 31, 2011, the Company had the following aggregate notionals of outstanding commodity forward and futures contracts to hedge forecasted purchases:

Commodity	Sep 30, 2012	Dec 31, 2011	Notional Volume Unit
Corn	1.8	0.6	million bushels
Crude Oil	0.1	0.2	million barrels
Ethane	2.6	1.6	million barrels
Naphtha	30.0	90.0	kilotons
Natural Gas	111.9	7.4	million million British thermal units
Ethane / Propane Mix	0.1	0.2	million barrels
Soybeans	1.3	0.3	million bushels

The net after-tax amounts to be reclassified from AOCI to income within the next 12 months are an $8 million gain for commodity contracts and an $11 million loss for foreign currency contracts.

Fair Value Hedges
For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current period income and reflected as “Interest expense and amortization of debt discount” in the consolidated statements of income. The short-cut method is used when the criteria are met. The Company had no open interest rate swaps designated as fair value hedges of underlying fixed rate debt obligations at September 30, 2012 or December 31, 2011.
Net Foreign Investment Hedges
For derivative instruments that are designated and qualify as net foreign investment hedges, the effective portion of the gain or loss on the derivative is included in “Cumulative Translation Adjustments” in AOCI. At September 30, 2012 and December 31, 2011, the Company had no open forward contracts or outstanding options to buy, sell or exchange foreign currencies designated as net foreign investment hedges. At September 30, 2012, the Company had outstanding foreign-currency denominated debt designated as a hedge of net foreign investment of $258 million ($585 million at December 31, 2011). The result of hedges of the Company’s net investment in foreign operations included in “Cumulative Translation Adjustments” in AOCI was a net gain of $7 million after tax at September 30, 2012 (net loss of $48 million after tax at December 31, 2011). See Note P for further detail on changes in AOCI.
Other Derivative Instruments
The Company utilizes futures, options and swap instruments that are effective as economic hedges of commodity price exposures, but do not meet the hedge accounting criteria for derivatives and hedging. At September 30, 2012 and December 31, 2011, the Company had the following aggregate notionals of outstanding commodity contracts:

Commodity	Sep 30, 2012	Dec 31, 2011	Notional Volume Unit
Ethane	1.2	2.1	million barrels
Naphtha	15.0	82.5	kilotons
Natural Gas	0.7	4.6	million million British thermal units

The Company also uses foreign exchange forward contracts, options, and cross-currency swaps that are not designated as hedging instruments primarily to manage foreign currency exposure. The Company had open foreign exchange contracts with various expiration dates to buy, sell or exchange foreign currencies with a notional U.S. dollar equivalent of $13,890 million at September 30, 2012 ($14,002 million at December 31, 2011) and open interest rate swaps with a notional U.S. dollar equivalent of $538 million at September 30, 2012 (no open interest rate swaps at December 31, 2011).

The following table provides the fair value and gross balance sheet classification of derivative instruments at September 30, 2012 and December 31, 2011:

Fair Value of Derivative Instruments In millions	Balance Sheet Classification	Sep 30, 2012	Dec 31, 2011
Asset Derivatives
Derivatives designated as hedges:
Interest rates	Other current assets	$—	$—
Commodities	Other current assets	29	5
Foreign currency	Accounts and notes receivable – Other	1	9
Total derivatives designated as hedges		$30	$14
Derivatives not designated as hedges:
Interest rates	Other current assets	$—	$—
Commodities	Other current assets	10	19
Foreign currency	Accounts and notes receivable – Other	45	66
Total derivatives not designated as hedges		$55	$85
Total asset derivatives		$85	$99
Liability Derivatives
Derivatives designated as hedges:
Interest rates	Accounts payable – Other	$5	$—
Commodities	Accounts payable – Other	13	11
Foreign currency	Accounts payable – Other	13	8
Total derivatives designated as hedges		$31	$19
Derivatives not designated as hedges:
Interest rates	Accounts payable – Other	$2	$—
Commodities	Accounts payable – Other	6	9
Foreign currency	Accounts payable – Other	59	53
Total derivatives not designated as hedges		$67	$62
Total liability derivatives		$98	$81

NOTE H – FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following tables summarize the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at September 30, 2012 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Interests in trade accounts receivable conduits (2)	$—	$—	$1,343	$—	$1,343
Equity securities (3)	679	36	—	—	715
Debt securities: (3)
Government debt (4)	—	584	—	—	584
Corporate bonds	—	769	—	—	769
Derivatives relating to: (5)
Commodities	13	26	—	(5)	34
Foreign currency	—	46	—	(23)	23
Total assets at fair value	$692	$1,461	$1,343	$(28)	$3,468
Liabilities at fair value:
Long-term debt (6)	$—	$23,219	$—	$—	$23,219
Derivatives relating to: (5)
Interest rates	—	7	—	—	7
Commodities	14	5	—	(17)	2
Foreign currency	—	72	—	(23)	49
Total liabilities at fair value	$14	$23,303	$—	$(40)	$23,277

Basis of Fair Value Measurements on a Recurring Basis at December 31, 2011 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Interests in trade accounts receivable conduits (2)	$—	$—	$1,141	$—	$1,141
Equity securities (3)	634	33	—	—	667
Debt securities: (3)
Government debt (4)	—	618	—	—	618
Corporate bonds	—	723	—	—	723
Derivatives relating to: (5)
Commodities	10	14	—	(8)	16
Foreign currency	—	75	—	(44)	31
Total assets at fair value	$644	$1,463	$1,141	$(52)	$3,196
Liabilities at fair value:
Long-term debt (6)	$—	$23,789	$—	$—	$23,789
Derivatives relating to: (5)
Commodities	13	7	—	(19)	1
Foreign currency	—	61	—	(44)	17
Total liabilities at fair value	$13	$23,857	$—	$(63)	$23,807

(1)
Cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

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

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding liabilities. The Company posted cash collateral of $12 million at September 30, 2012 ($11 million at December 31, 2011).
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
There were no transfers between Levels 1 and 2 in the nine-month period ended September 30, 2012 or the year ended December 31, 2011.
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
The following table summarizes the changes in fair value measurements using Level 3 inputs for the three and nine-month periods ended September 30, 2012 and 2011:

Fair Value Measurements Using Level 3 Inputs	Three Months Ended		Nine Months Ended
Interests Held in Trade Receivable Conduits (1) In millions	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Balance at beginning of period	$1,220	$1,389	$1,141	$1,267
Loss included in earnings (2)	(2)	(1)	(4)	(6)
Purchases	343	149	2,396	1,500
Settlements	(218)	(292)	(2,190)	(1,516)
Balance at September 30	$1,343	$1,245	$1,343	$1,245

(1)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets.

(2)	Included in “Selling, general and administrative expenses” in the consolidated statements of income.

Fair Value Measurements on a Nonrecurring Basis
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a nonrecurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements on a Nonrecurring Basis at September 30, 2012	Significant Other Unobservable Inputs	Total Losses
In millions	(Level 3)	2012
Assets at fair value:
Long-lived assets and other assets	$10	$(123)

As part of the 1Q12 Restructuring plan that was approved on March 27, 2012, the Company will shut down a number of manufacturing facilities by December 31, 2012. The manufacturing assets and facilities associated with this plan were written down to zero in the first quarter of 2012 and a $94 million impairment charge was included in "Restructuring charges" in the consolidated statements of income. See Note C for additional information. In addition, a $29 million asset impairment charge was recognized in the Performance Materials segment in the third quarter of 2012. The assets, classified as Level 3 measurements, are valued using unobservable inputs, including assumptions a market participant would use to measure the fair value of the group of assets.

NOTE I – COMMITMENTS AND CONTINGENT LIABILITIES
Credit Facility for Dow Corning Corporation
The Company is a 50 percent shareholder in Dow Corning Corporation ("Dow Corning"). On June 1, 2004, the Company agreed to provide a credit facility to Dow Corning as part of Dow Corning's Joint Plan of Reorganization. The aggregate amount of the facility was originally $300 million; it was reduced to $100 million effective June 1, 2012, of which the Company's share is $50 million. At September 30, 2012, no draws had been taken against the credit facility.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At September 30, 2012, the Company had accrued obligations of $759 million for probable environmental remediation and restoration costs, including $69 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2011, the Company had accrued obligations of $733 million for probable environmental remediation and restoration costs, including $69 million for the remediation of Superfund sites.

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

City of Midland
The MDEQ, as a result of ongoing discussions with the Company regarding the implementation of the requirements of the License, announced on February 16, 2012, a proposed plan to resolve the issue of dioxin contamination in residential soils in Midland. As part of the proposed plan, the Company will sample soil at residential properties near the Midland site for the presence of dioxins to determine where clean-up may be required. On March 6, 2012, the Company submitted an Interim Response Activity Plan Designed to Meet Criteria ("Work Plan") to the MDEQ. On May 25, 2012, the Company submitted a revision to the Work Plan to the MDEQ to address agency and public comments. The MDEQ approved the Work Plan on June 1, 2012. Implementation of the Work Plan began on June 4, 2012. The Company submitted amendments to the Work Plan to increase the number of properties to be sampled in 2012. The amendments were approved by the MDEQ on July 23, 2012 and September 13, 2012.

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

At September 30, 2012, the accrual for these off-site matters was $39 million (included in the total accrued obligation of $759 million at September 30, 2012). At December 31, 2011, the Company had an accrual for these off-site matters of $40 million (included in the total accrued obligation of $733 million at December 31, 2011).

Litigation
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

Based on Union Carbide’s review of 2012 activity, Union Carbide determined that no adjustment to the accrual was required at September 30, 2012. Union Carbide’s asbestos-related liability for pending and future claims was $617 million at September 30, 2012. Approximately 21 percent of the recorded liability related to pending claims and approximately 79 percent related to future claims.

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

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds (the “Insurance Litigation”). The Insurance Litigation was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Since the filing of the case, Union Carbide has reached settlements with most of the carriers involved in the Insurance Litigation, including settlements reached with two significant carriers in the fourth quarter of 2009. The Insurance Litigation is ongoing.

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $25 million at September 30, 2012 and $40 million at December 31, 2011. At September 30, 2012 and December 31, 2011, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage. The following table summarizes Union Carbide’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Sep 30, 2012	Dec 31, 2011
Receivables for defense costs – carriers with settlement agreements	$19	$20
Receivables for resolution costs – carriers with settlement agreements	158	158
Receivables for insurance recoveries – carriers without settlement agreements	25	40
Total	$202	$218

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $25 million in the third quarter of 2012 ($30 million in the third quarter of 2011) and $73 million in the first nine months of 2012 ($58 million in the first nine months of 2011), and was reflected in “Cost of sales” in the consolidated statements of income.

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

A pension liability associated with this matter of $185 million was recognized as part of the acquisition of Rohm and Haas on April 1, 2009. The liability, which was determined in accordance with the accounting guidance for contingencies, recognized the estimated impact of the above described judicial decisions on the long-term Rohm and Haas Plan obligations owed to the applicable Rohm and Haas retirees and active employees. The Company had a liability associated with this matter of $189 million at December 31, 2011. The Rohm and Haas Plan made settlement payments totaling $133 million as of September 30, 2012. The Company's remaining liability for this matter was $56 million at September 30, 2012. A portion of the remaining liability is expected to be settled by the end of 2012; the remaining liability will be resolved over time through the administration of the Rohm and Haas Plan.

Other Litigation Matters
In addition to the specific matters described above, the Company is party to a number of other claims and lawsuits arising out of the normal course of business with respect to commercial matters, including product liability, governmental regulation and other actions. Certain of these actions purport to be class actions and seek damages in very large amounts. All such claims are being contested. Dow has an active risk management program consisting of numerous insurance policies secured from many carriers at various times. These policies often provide coverage that will be utilized to minimize the financial impact, if any, of the contingencies described above.

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

The following tables provide a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at September 30, 2012 In millions	Final Expiration	Maximum Future Payments (1)	Recorded Liability
Guarantees	2020	$1,231	$27
Residual value guarantees (2)	2021	609	31
Total guarantees		$1,840	$58

(1)	The Company was indemnified by a third party for $49 million if required to perform under a $97 million guarantee.

(2)	Does not include the residual value guarantee related to the Company's variable interest in an owner trust; see Note L.

Guarantees at December 31, 2011 In millions	Final Expiration	Maximum Future Payments (1)	Recorded Liability
Guarantees	2020	$587	$21
Residual value guarantees (2)	2021	526	24
Total guarantees		$1,113	$45

(1)	The Company was indemnified by a third party for $50 million if required to perform under a $100 million guarantee.

(2)	Does not include the residual value guarantee related to the Company's variable interest in an owner trust; see Note L.

The increase in the value of the outstanding guarantees during 2012 is primarily related to debt obligations of Sadara Chemical Company, a nonconsolidated affiliate, which are guaranteed by the Company, in proportion to the Company's ownership interest.

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

The aggregate carrying amount of asset retirement obligations recognized by the Company was $91 million at September 30, 2012 and $88 million at December 31, 2011. The discount rate used to calculate the Company’s asset retirement obligations was 1.96 percent at September 30, 2012 and 1.96 percent at December 31, 2011. These obligations are included in the consolidated balance sheets as "Accrued and other current liabilities" and "Other noncurrent obligations."

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

On May 24, 2012, the ICC released to the parties a unanimous Partial Award in favor of the Company on both liability and damages. A three-member arbitration Tribunal found that PIC breached the JVFA by not closing K-Dow on January 2, 2009, and awarded the Company $2.16 billion in damages, not including pre- and post-award interest and arbitration costs.

On June 15, 2012, PIC filed an application for remand under the English Arbitration Act of 1996 (“Remand Application”) in the High Court of Justice in London (“High Court”). In its Remand Application, PIC did not challenge the Tribunal's finding of liability but it requested that the High Court remand the case back to the Tribunal for further consideration of the Company's claim for consequential damages. On October 11, 2012, the High Court ruled in favor of the Company and dismissed PIC's Remand Application; and on October 19, 2012, the High Court denied PIC's request for leave to appeal its ruling, bringing an end to PIC's Remand Application.

The ICC is expected to issue a Final Award covering the Company's substantial claim for pre- and post-award interest and arbitration costs in the fourth quarter of 2012.

The Company expects to record a gain related to this matter when the uncertainty regarding the timing of collection and the amount to be realized has been resolved.

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
During the three months ended September 30, 2012, the Company recognized a loss of $5 million on the sale of these receivables ($12 million during the three months ended September 30, 2011), which is included in “Interest expense and amortization of debt discount” in the consolidated statements of income. During the nine months ended September 30, 2012, the Company recognized a loss of $14 million on the sale of receivables ($18 million during the nine months ended September 30, 2011).
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

Interests Held	Sep 30, 2012	Dec 31, 2011
In millions
Carrying value of interests held	$1,343	$1,141
Percentage of anticipated credit losses	1.10%	1.22%
Impact to carrying value - 10% adverse change	$2	$2
Impact to carrying value - 20% adverse change	$5	$4

Credit losses, net of any recoveries, on receivables sold during the three and nine months ended September 30, 2012 and September 30, 2011 were insignificant.

Following is an analysis of certain cash flows between the Company and the conduits:

Cash Proceeds	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Sale of receivables	$—	$13	$57	$16
Collections reinvested in revolving receivables	$6,432	$7,724	$19,489	$21,501
Interests in conduits (1)	$218	$220	$2,190	$1,444

(1)	Presented in "Operating Activities" in the consolidated statements of cash flows.

Following is additional information related to the sale of receivables under these facilities:

Trade Accounts Receivable Sold	Sep 30, 2012	Dec 31, 2011
In millions
Delinquencies on sold receivables still outstanding	$154	$155
Trade accounts receivable outstanding and derecognized	$2,621	$2,385

Sale of Trade Accounts Receivable in Asia Pacific
The Company sells participating interests in trade accounts receivable of select Asia Pacific entities. The Company maintains servicing responsibilities and the related costs are insignificant. The third-party holders of the participating interests do not have recourse to the Company’s assets in the event of nonpayment by the debtors.
During the three and nine-month periods ended September 30, 2012 and 2011, the Company recognized insignificant losses on the sale of the participating interests in the receivables, which is included in “Interest expense and amortization of debt discount” in the consolidated statements of income. The Company receives cash upon the sale of the participating interests in the receivables.
Following is an analysis of certain cash flows between the Company and the third-party holders of the participating interests:

Cash Proceeds	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Sale of participating interests	$16	$42	$48	$129
Collections reinvested in revolving receivables	$13	$27	$42	$106

Following is additional information related to the sale of participating interests in the receivables under this facility:

Trade Accounts Receivable In millions	Sep 30, 2012	Dec 31, 2011
Derecognized from the consolidated balance sheets	$15	$13
Outstanding in the consolidated balance sheets	293	303
Total accounts receivable in select Asia Pacific entities	$308	$316

There were no credit losses on receivables relating to the participating interests sold during the three and nine-month periods ended September 30, 2012 and 2011. There were no delinquencies on the outstanding receivables related to the participating interests sold at September 30, 2012 or December 31, 2011.

NOTE K – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable In millions	Sep 30, 2012	Dec 31, 2011
Notes payable to banks	$325	$421
Notes payable to related companies	102	92
Notes payable trade	12	28
Total notes payable	$439	$541
Period-end average interest rates	3.42%	3.06%

Long-Term Debt In millions	2012 Average Rate	Sep 30, 2012	2011 Average Rate	Dec 31, 2011
Promissory notes and debentures:
Final maturity 2012	6.01%	$904	5.35%	$2,158
Final maturity 2013	6.02%	403	6.10%	395
Final maturity 2014	7.22%	2,134	7.28%	2,103
Final maturity 2015	5.83%	1,286	5.92%	1,257
Final maturity 2016	2.54%	785	2.57%	757
Final maturity 2017	5.90%	886	6.03%	857
Final maturity 2018 and thereafter	6.51%	10,444	6.55%	10,305
Other facilities:
U.S. dollar loans, various rates and maturities	2.47%	303	2.37%	232
Foreign currency loans, various rates and maturities	3.61%	1,335	3.52%	1,609
Medium-term notes, varying maturities through 2022	4.43%	1,111	4.76%	902
Pollution control/industrial revenue bonds, varying maturities through 2038	5.67%	718	5.70%	860
Capital lease obligations	—	16	—	17
Unamortized debt discount	—	(362)	—	(393)
Long-term debt due within one year	—	(1,747)	—	(2,749)
Long-term debt	—	$18,216	—	$18,310

Annual Installments on Long-Term Debt For Next Five Years at September 30, 2012 In millions
2012	$1,120
2013	$695
2014	$2,420
2015	$1,518
2016	$1,037
2017	$1,186

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

In the first nine months of 2012, the Company issued $210 million aggregate principal amount of InterNotes and approximately $307 million of long-term debt was entered into by consolidated variable interest entities.

During the first nine months of 2012, the Company redeemed $37 million of pollution control/industrial revenue bonds that matured on January 1, 2012, repurchased $105 million of pollution control/industrial revenue tax-exempt bonds that were subject to re-marketing and redeemed Euro 253 million ($317 million equivalent at June 30, 2012) of notes that matured on September 19, 2012.

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
During the first nine months of 2011, the Company redeemed: $800 million of notes that matured on February 1, 2011; Euro 500 million of notes that matured on May 27, 2011 ($707 million equivalent at March 31, 2011); and $250 million of floating rate notes that matured on August 8, 2011. The Company also redeemed $1,538 million of InterNotes and recognized a $10 million pretax loss on early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in Corporate.
In the first nine months of 2011, the Company issued $341 million of InterNotes; and approximately $895 million of long-term debt was entered into by consolidated variable interest entities, including the refinancing of short-term notes payable.
The Company’s outstanding long-term debt of $20.0 billion has been issued under indentures which contain, among other provisions, covenants with which the Company must comply while the underlying notes are outstanding. Such covenants include obligations to not allow liens on principal U.S. manufacturing facilities, enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or merge or consolidate with any other corporation, or sell or convey all or substantially all of the Company’s assets. The outstanding debt also contains customary default provisions. Failure of the Company to comply with any of these covenants could result in a default under the applicable indenture, which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes.
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

A fourth joint venture will construct, own and operate a membrane chlor-alkali facility to be located at the Company’s Freeport, Texas integrated manufacturing complex. The Company’s variable interests in this joint venture relate to equity options between the partners and a cost-plus off-take arrangement between the joint venture and the Company, involving proportional purchase commitments on take-or-pay terms and ensuring a guaranteed return to the joint venture. The Company will provide the joint venture with operation and maintenance services, utilities and raw materials; market the joint venture’s co-products; and convert the other partner’s proportional purchase commitments into ethylene dichloride under a tolling arrangement. The joint venture is expected to begin operations in mid-2013.
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
The seventh joint venture is a development-stage enterprise located in Brazil that will produce ethanol from sugarcane and expand into downstream derivative products. The Company owned 100 percent of this entity until November 2011, when the Company sold a 50 percent interest to a third party. The Company's variable interests in this joint venture relate to an equity option between the partners and contractual arrangements limiting the partner's initial participation in the economics of certain assets and liabilities. Terms of the equity option require the Company to purchase the partner's equity investment at a fixed price if the partner elects to terminate a specific contract within 24 months of initial equity investment. Therefore, the Company has classified the partner's equity investment as "Redeemable Noncontrolling Interest" in the consolidated balance sheets. The joint venture is expected to begin operations by 2015.
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
The Company also holds a variable interest in an owner trust, for which the Company is the primary beneficiary. The owner trust leases an ethylene facility in The Netherlands to the Company, whereby substantially all of the rights and obligations of ownership are transferred to the Company. The Company’s variable interest in the owner trust relates to a residual value guarantee provided to the owner trust. Upon expiration of the lease, which matures in 2014, the Company may purchase the facility for an amount based on a fair market value determination. At September 30, 2012, the Company had provided to the owner trust a residual value guarantee of $363 million, which represents the Company’s maximum exposure to loss under the lease.

As the primary beneficiary of these variable interest entities ("VIEs"), the entities’ assets, liabilities and results of operations are included in the Company’s consolidated financial statements. The other equity holders’ interests are reflected in “Net income attributable to noncontrolling interests” in the consolidated statements of income and "Redeemable Noncontrolling Interest" and “Noncontrolling interests” in the consolidated balance sheets. The following table summarizes the carrying amounts of the entities’ assets and liabilities included in the Company’s consolidated balance sheets at September 30, 2012 and December 31, 2011:

Assets and Liabilities of Consolidated VIEs In millions	Sep 30, 2012	Dec 31, 2011 (1)
Cash and cash equivalents (2)	$197	$170
Other current assets	164	104
Property	2,452	2,169
Other noncurrent assets	153	151
Total assets (3)	$2,966	$2,594
Current liabilities (nonrecourse 2012: $246; 2011: $226)	$246	$226
Long-term debt (nonrecourse 2012: $1,409; 2011: $1,138)	1,755	1,484
Other noncurrent liabilities (nonrecourse 2012: $101; 2011: $86)	101	86
Total liabilities	$2,102	$1,796

(1)	December 31, 2011 values do not include assets and liabilities attributable to a seed production joint venture located in the United States that became a VIE in the first quarter of 2012.

(2)	Includes $4 million at September 30, 2012 ($3 million at December 31, 2011) specifically restricted for the construction of a manufacturing facility.

(3)	All assets were restricted at September 30, 2012 and December 31, 2011.

In addition, the Company holds a variable interest in an entity created to monetize accounts receivable of select European entities. The Company is the primary beneficiary of this entity as a result of holding subordinated notes while maintaining servicing responsibilities for the accounts receivable. The carrying amounts of assets and liabilities included in the Company’s consolidated balance sheets pertaining to this entity were current assets of $176 million (zero restricted) at September 30, 2012 ($233 million, zero restricted, at December 31, 2011) and current liabilities of less than $1 million (less than $1 million nonrecourse) at September 30, 2012 (less than $1 million, less than $1 million nonrecourse, at December 31, 2011).
Amounts presented in the consolidated balance sheets and the table above as restricted assets or nonrecourse obligations relating to consolidated VIEs at September 30, 2012 and December 31, 2011 are adjusted for intercompany eliminations, parental guarantees and residual value guarantees.
Nonconsolidated Variable Interest Entity
The Company holds a variable interest in a joint venture that manufactures crude acrylic acid in the United States and Germany on behalf of the Company and the other joint venture partner. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. The Company is not the primary beneficiary, as a majority of the joint venture’s output is sold to the other joint venture partner; therefore, the entity is accounted for under the equity method of accounting. At September 30, 2012, the Company’s investment in the joint venture was $143 million ($144 million at December 31, 2011), classified as “Investment in nonconsolidated affiliates” in the consolidated balance sheets, representing the Company’s maximum exposure to loss.

NOTE M – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Defined Benefit Pension Plans:
Service cost	$95	$88	$285	$260
Interest cost	274	282	822	842
Expected return on plan assets	(316)	(329)	(948)	(978)
Amortization of prior service cost	6	7	19	21
Amortization of net loss	130	94	390	280
Net periodic benefit cost	$189	$142	$568	$425

Other Postretirement Benefits:
Service cost	$4	$4	$12	$10
Interest cost	23	25	69	75
Expected return on plan assets	—	(1)	—	(3)
Amortization of prior service credit	(1)	—	(3)	—
Net periodic benefit cost	$26	$28	$78	$82

NOTE N – STOCK-BASED COMPENSATION
The Company grants stock-based compensation to employees under the Employees' Stock Purchase Plan (“ESPP”) and the 1988 Award and Option Plan (the “1988 Plan”) and to non-employee directors under the 2003 Non-Employee Directors' Stock Incentive Plan. Most of the Company's stock-based compensation awards are granted in the first quarter of each year. Details for awards granted in the first quarter of 2012 are included in the following paragraphs. There was minimal grant activity in the second and third quarters of 2012.

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

During the first quarter of 2012, the Company granted the following stock-based compensation awards to non-employee directors under the 2003 Non-Employee Directors' Stock Incentive Plan:

•	34,650 shares of restricted stock with a weighted-average fair value of $33.69 per share.

Total unrecognized compensation cost at September 30, 2012 is provided in the following table:

Total Unrecognized Compensation Cost at September 30, 2012
In millions	Unrecognized Compensation Cost	Weighted-average Recognition Period (Years)
ESPP purchase rights	$7	0.13
Unvested stock options	$81	0.76
Deferred stock awards	$106	0.79
Performance deferred stock awards	$22	0.57

On February 9, 2012, the Company's Board of Directors unanimously approved and adopted The Dow Chemical Company 2012 Stock Incentive Plan ("2012 Plan") and the 2012 Employee Stock Purchase Plan, which was approved by the Company's stockholders at the 2012 Annual Meeting of Stockholders held on May 10, 2012. The Company granted 159,935 deferred shares to employees from the May 2012 approval of the 2012 Plan through September 30, 2012.

NOTE O – EARNINGS PER SHARE CALCULATIONS
The following tables provide the earnings per share calculations for the three and nine-month periods ended September 30, 2012 and 2011:

Net Income	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Net income	$591	$903	$1,851	$2,701
Net income attributable to noncontrolling interests	(9)	(3)	(38)	(24)
Net income attributable to The Dow Chemical Company	$582	$900	$1,813	$2,677
Preferred stock dividends	(85)	(85)	(255)	(255)
Net income attributable to participating securities (1)	(5)	(11)	(15)	(31)
Net income attributable to common stockholders	$492	$804	$1,543	$2,391

Earnings Per Share Calculations - Basic	Three Months Ended		Nine Months Ended
Dollars per share	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Net income	$0.50	$0.78	$1.58	$2.35
Net income attributable to noncontrolling interests	(0.01)	—	(0.03)	(0.02)
Net income attributable to The Dow Chemical Company	$0.49	$0.78	$1.55	$2.33
Preferred stock dividends	(0.07)	(0.07)	(0.22)	(0.22)
Net income attributable to participating securities (1)	—	(0.01)	(0.01)	(0.03)
Net income attributable to common stockholders	$0.42	$0.70	$1.32	$2.08

Earnings Per Share Calculations - Diluted	Three Months Ended		Nine Months Ended
Dollars per share	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Net income	$0.50	$0.77	$1.57	$2.33
Net income attributable to noncontrolling interests	(0.01)	—	(0.03)	(0.02)
Net income attributable to The Dow Chemical Company	$0.49	$0.77	$1.54	$2.31
Preferred stock dividends (2)	(0.07)	(0.07)	(0.22)	(0.22)
Net income attributable to participating securities (1)	—	(0.01)	(0.01)	(0.02)
Net income attributable to common stockholders	$0.42	$0.69	$1.31	$2.07

Shares in millions
Weighted-average common shares - basic	1,172.7	1,152.3	1,167.8	1,147.2
Plus dilutive effect of stock options and awards	6.8	8.6	7.1	10.6
Weighted-average common shares - diluted	1,179.5	1,160.9	1,174.9	1,157.8
Stock options and deferred stock awards excluded from EPS calculations (3)	54.0	42.5	52.2	41.1
Conversion of preferred stock excluded from EPS calculations (4)	96.8	96.8	96.8	96.8

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

NOTE P – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides an analysis of the changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2012 and 2011:

Accumulated Other Comprehensive Income (Loss)	Nine Months Ended
In millions	Sep 30, 2012	Sep 30, 2011
Unrealized Gains on Investments at beginning of year	$78	$111
Net change in unrealized gains	63	(78)
Balance at end of period	$141	$33
Cumulative Translation Adjustments at beginning of year	72	367
Translation adjustments	165	(31)
Balance at end of period	$237	$336
Pension and Other Postretirement Benefit Plans at beginning of year	(6,134)	(4,871)
Adjustments to pension and other postretirement benefit plans	279	209
Balance at end of period	$(5,855)	$(4,662)
Accumulated Derivative Loss at beginning of year	(12)	(6)
Net hedging results	(9)	6
Reclassification to earnings	17	3
Balance at end of period	$(4)	$3
Total accumulated other comprehensive loss	$(5,481)	$(4,290)

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

During September 2012, the Company announced it was eliminating its business division structure and moving to a global business president structure. This organizational change did not result in a modification to the Company's operating segments. However, the grouping of global businesses within individual operating segments may change. Such changes, if any, will be reflected in the Corporate Profile included in the Company's 2012 Annual Report on Form 10-K for the year ending December 31, 2012.

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

Transfers of products between operating segments are generally valued at cost. However, transfers of products to Agricultural Sciences from other segments are generally valued at market-based prices; the revenues generated by these transfers in the first nine months of 2012 and 2011 were immaterial and eliminated in consolidation.

Operating Segments	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Sales by operating segment
Electronic and Functional Materials	$1,111	$1,205	$3,383	$3,536
Coatings and Infrastructure Solutions	1,730	1,905	5,321	5,639
Agricultural Sciences	1,302	1,205	4,816	4,311
Performance Materials	3,411	3,698	10,253	11,097
Performance Plastics	3,500	4,114	10,802	12,598
Feedstocks and Energy	2,521	2,905	8,113	8,456
Corporate	62	77	181	251
Total	$13,637	$15,109	$42,869	$45,888
EBITDA (1) by operating segment
Electronic and Functional Materials	$273	$306	$803	$850
Coatings and Infrastructure Solutions	246	372	787	990
Agricultural Sciences	63	75	821	768
Performance Materials	491	478	1,173	1,523
Performance Plastics	737	834	2,215	2,773
Feedstocks and Energy	200	263	532	765
Corporate	(212)	(229)	(865)	(1,296)
Total	$1,798	$2,099	$5,466	$6,373
Equity in earnings (losses) of nonconsolidated affiliates by operating segment (included in EBITDA)
Electronic and Functional Materials	$27	$23	$81	$72
Coatings and Infrastructure Solutions	29	72	96	219
Agricultural Sciences	3	—	3	3
Performance Materials	(30)	(11)	(67)	(20)
Performance Plastics	28	150	101	271
Feedstocks and Energy	123	153	300	446
Corporate	(5)	(12)	(22)	(27)
Total	$175	$375	$492	$964

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

Reconciliation of EBITDA to “Income Before Income Taxes”	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
EBITDA	$1,798	$2,099	$5,466	$6,373
- Depreciation and amortization	665	714	2,018	2,142
+ Interest income	10	9	26	26
- Interest expense and amortization of debt discount	318	305	959	1,010
Income Before Income Taxes	$825	$1,089	$2,515	$3,247

Geographic Areas	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Sales by geographic area
United States	$4,394	$4,930	$14,029	$14,950
Europe, Middle East and Africa	4,446	5,125	14,680	16,196
Rest of World	4,797	5,054	14,160	14,742
Total	$13,637	$15,109	$42,869	$45,888

(Unaudited)	The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

OVERVIEW

•
The Company reported sales in the third quarter of 2012 of $13.6 billion, down 10 percent from $15.1 billion in the third quarter of 2011. The sales decline was led by Europe, Middle East, and Africa ("EMEA"), which decreased

13 percent driven by adverse currency conditions.

•
Price was down 9 percent compared with the same period last year, impacted by unfavorable currency conditions which contributed to more than 40 percent of the price decrease. Price declined in all geographic areas and all operating segments, except Agricultural Sciences (up 1 percent).

•
Volume declined 1 percent due to the impact of recent divestitures.(1) Excluding this impact, volume improved 2 percent and increased in all geographic areas and in all operating segments, except Electronic and Functional Materials and Feedstocks and Energy.

•
Purchased feedstock and energy costs, which account for more than one-third of Dow’s total costs, decreased 20 percent or $1.2 billion compared with the third quarter of 2011. The decrease in these costs was primarily due to lower feedstock and energy prices in the United States due to increased supply of shale gas and natural gas liquids, as well as lower naphtha and condensate prices in Europe.

•
Research and development expenses and selling, general and administrative expenses increased in the third quarter of 2012 compared with the same period last year, primarily due to increased accruals for performance-based compensation.

•
Equity earnings were $175 million in the third quarter of 2012, down $200 million from $375 million in the third quarter of 2011. The decline was primarily due to ongoing silicon value chain weakness impacting Dow Corning Corporation ("Dow Corning"). Equity earnings reported in the third quarter of 2011 reflected an $86 million gain related to cash collected on a previously impaired note receivable.

In addition to the financial highlights listed above, the Company also made the following announcements during the third quarter of 2012:

•
During September 2012, the Company announced it was eliminating its business division structure and moving to a global business president structure. This organizational change did not result in a modification to the Company's operating segments. However, the grouping of global businesses within individual operating segments may change. Such changes, if any, will be reflected in the Corporate Profile included in the Company's 2012 Annual Report on Form 10-K for the year ending December 31, 2012.

(1)	The Polypropylene business was divested on September 30, 2011 and Dow Haltermann was divested during 2011.

•
On September 4, 2012, the Company also announced it was replacing the Executive Leadership Committee with a newly formed Executive Committee of the Company (“Executive Committee”). The Executive Committee is responsible for setting the direction and strategy for Dow. It also monitors the delivery of results and ensures optimized resource deployment across the businesses.

•
On October 23, 2012, the Board of Directors of the Company approved a restructuring plan ("4Q12 Restructuring") to advance the next stage of the Company's transformation and to address macroeconomic uncertainties. The 4Q12 Restructuring plan accelerates the Company's structural cost reduction program and will affect approximately 3,000 positions. The 4Q12 Restructuring plan also includes asset impairments related to the shutdown of approximately 20 manufacturing facilities, the write-off of certain capital project spending and an impairment charge related to the write-down of Dow Kokam LLC's long-lived assets. As a result of these activities, the Company will record a pre-tax charge in the fourth quarter of 2012 ranging from $900 million to $1.1 billion. These actions are expected to be completed primarily over the next two years.

Selected Financial Data	Three Months Ended		Nine Months Ended
In millions, except per share amounts	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Net sales	$13,637	$15,109	$42,869	$45,888

Cost of sales	$11,368	$12,928	$35,853	$38,596
Percent of net sales	83.4%	85.6%	83.6%	84.1%

Research and development expenses	$434	$402	$1,245	$1,213
Percent of net sales	3.2%	2.7%	2.9%	2.6%

Selling, general and administrative expenses	$739	$691	$2,120	$2,086
Percent of net sales	5.4%	4.6%	4.9%	4.5%

Effective tax rate	28.4%	17.1%	26.4%	16.8%

Net income available for common stockholders	$497	$815	$1,558	$2,422

Earnings per common share – basic	$0.42	$0.70	$1.32	$2.08
Earnings per common share – diluted	$0.42	$0.69	$1.31	$2.07

Operating rate percentage	83%	83%	81%	83%

RESULTS OF OPERATIONS
Net sales in the third quarter of 2012 were $13.6 billion, down 10 percent from $15.1 billion in the third quarter of last year, with price down 9 percent and volume down 1 percent. Price was unfavorably impacted by currency, which contributed to approximately 40 percent of the price decrease. Price declined in all geographic areas, with double-digit decreases in EMEA (down 11 percent, primarily due to currency) and Asia Pacific (down 10 percent). Price decreased in all operating segments except Agricultural Sciences (up 1 percent), with the most pronounced decreases in Feedstocks and Energy (down 12 percent), Performance Materials (down 11 percent), and Coatings and Infrastructure Solutions (down 10 percent). The decline in volume reflects the impact of recent divestitures. Excluding these divestitures, volume increased 2 percent, with volume increases in Agricultural Sciences (up 7 percent), Performance Plastics (up 5 percent), Performance Materials (up 4 percent) and Coatings and Infrastructure Solutions (up 1 percent) more than offsetting volume declines in Electronics and Functional Materials (down 3 percent) and Feedstocks and Energy (down 1 percent). Volume increased in all geographic areas.

Net sales for the first nine months of 2012 were $42.9 billion, down 7 percent from $45.9 billion in the same period last year. Compared with the first nine months of 2011, price decreased 5 percent and volume decreased 2 percent. The price decrease was unfavorably impacted by currency, which accounted for nearly 60 percent of the price decline. Price decreases were reported in all operating segments, except Agricultural Sciences (up 2 percent), and all geographic areas. The decline in volume reflects the impact of recent divestitures. Excluding these divestitures, volume increased 2 percent driven by growth in Agricultural Sciences (up 10 percent), Performance Plastics (up 3 percent) and Coatings and Infrastructure Solutions and

Performance Materials (each up 1 percent), which more than offset declines in Electronic and Functional Materials (down 3 percent) and Feedstocks and Energy (down 1 percent). Volume increased in all geographic areas, except Latin America (down 1 percent). For additional details regarding the change in net sales, see the Sales Volume and Price tables at the end of the section entitled “Segment Results.”

Gross margin was $2,269 million in the third quarter of 2012, up from $2,181 million in the third quarter of last year. Gross margin increased due to lower purchased feedstock and energy costs, lower other raw materials costs and the favorable impact of currency on costs, which more than offset lower selling prices, decreased sales volume and increased accruals for performance-based compensation. Gross margin was also favorably impacted by the recovery of previously expensed product liability claims, with a corresponding reduction in a liability to Dow Corning, pursuant to an Insurance Allocation Agreement. Year to date, gross margin was $7,016 million, down from $7,292 million in the first nine months of 2011. The decline was due to lower selling prices, decreased sales volume and lower operating rates, which more than offset the benefit of lower purchased feedstock and energy costs and the favorable impact of currency on costs.

The Company’s global plant operating rate was 83 percent of capacity in the third quarter of 2012, unchanged from the third quarter of 2011. For the first nine months of 2012, the Company's global plant operating rate was 81 percent, down from 83 percent in the first nine months of 2011.

Personnel count was 52,611 at September 30, 2012, up from 51,705 at December 31, 2011 and up from 51,732 at September 30, 2011. Headcount increased from September 30, 2011 and from year-end 2011 primarily due to the hiring of seasonal employees as well as employees aligned with the Company’s growth initiatives within the Agricultural Sciences operating segment.

Research and development (“R&D”) expenses totaled $434 million in the third quarter of 2012, up from $402 million in the third quarter of last year, primarily due to increased accruals for performance-based compensation. For the first nine months of 2012, R&D expenses totaled $1,245 million, up from $1,213 million in the first nine months of 2011.

Selling, general and administrative (“SG&A”) expenses totaled $739 million in the third quarter of 2012, up $48 million (7 percent) from $691 million in the third quarter of last year, primarily due to increased accruals for performance-based compensation, which were partially offset by cost reduction initiatives. For the first nine months of 2012, SG&A expenses totaled $2,120 million, up $34 million (2 percent) from $2,086 million in the first nine months of 2011.

Amortization of intangibles was $117 million in the third quarter of 2012, down slightly from $125 million in the third quarter of last year. In the first nine months of 2012, amortization of intangibles was $361 million, down from $373 million in the same period last year. See Note F to the Consolidated Financial Statements for additional information on intangible assets.

On March 27, 2012, the Company's Board of Directors approved a restructuring plan ("1Q12 Restructuring") as part of a series of actions to optimize its portfolio, respond to changing and volatile economic conditions, particularly in Western Europe, and to advance the Company's Efficiency for Growth program, which was initiated by the Company in the second quarter of 2011. The 1Q12 Restructuring plan includes the elimination of approximately 900 positions. In addition, the Company will shut down a number of manufacturing facilities. These actions are expected to be completed primarily by December 31, 2013. As a result of the 1Q12 Restructuring activities, the Company recorded pretax restructuring charges of $357 million in the first quarter of 2012 consisting of costs associated with exit and disposal activities of $150 million, severance costs of $113 million and asset write-downs and write-offs of $94 million. The impact of these charges is shown as "Restructuring charges" in the consolidated statements of income and reflected in the Company's segment results as follows: $17 million in Electronic and Functional Materials, $41 million in Coatings and Infrastructure Solutions, $186 million in Performance Materials and $113 million in Corporate. See Note C to the Consolidated Financial Statements for details on the Company's restructuring activities.

In the first quarter of 2011, pretax charges totaling $31 million were recorded for integration costs related to the April 1, 2009 acquisition of Rohm and Haas Company. These charges were reflected in Corporate.

Dow’s share of the earnings of nonconsolidated affiliates was $175 million in the third quarter of 2012, down $200 million from $375 million in the third quarter of last year, primarily due to lower earnings at Dow Corning and EQUATE Petrochemical Company K.S.C. ("EQUATE"), as well as equity losses from Sadara Chemical Company equal to the Company's share of development expenses. In addition, the third quarter of 2011 included an $86 million gain related to cash collected on a previously impaired note receivable related to Equipolymers (reflected in Performance Plastics). For the first nine months of 2012, Dow's share of the earnings of nonconsolidated affiliates was $492 million, down $472 million from

$964 million in the same period last year, primarily due to lower earnings at MEGlobal, Dow Corning and the SCG-Dow Group, as well as equity losses from Sadara Chemical Company.

Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income (expense) – net in the third quarter of 2012 was net expense of $21 million, a decrease of $68 million compared with net income of $47 million in the same quarter of 2011. The third quarter of 2012 included foreign currency exchange losses and non-income tax related expenses. The third quarter of 2011 included a small gain on the divestiture of the Polypropylene business (reflected in Performance Plastics) and gains from the mark-to-market of trading securities that more than offset foreign currency exchange losses. Year to date, sundry income (expense) - net was net income of $23 million, reflecting gains from small divestitures and asset sales, a gain due to income tax recoveries related to a prior divestiture, a $24 million loss on the early extinguishment of debt (reflected in Corporate), non-income tax related expenses and foreign currency exchange losses. This compared with net expense of $322 million in the first nine months of 2011, which included a $482 million loss on the early extinguishment of debt (reflected in Corporate) (see Note K to the Consolidated Financial Statements), gains on the divestiture of the Polypropylene business and other small divestitures, $25 million of dividend income received from the Company's ownership interest in the divested Styron business unit (reflected in Corporate), gains from the mark-to-market of trading securities, working capital adjustments from prior divestitures, a gain from the consolidation of a joint venture, as well as foreign currency exchange losses.

Net interest expense (interest expense less capitalized interest and interest income) was $308 million in the third quarter of 2012, compared with $296 million in the third quarter of last year. Year to date, net interest expense was $933 million, compared with $984 million in the first nine months of 2011. The year-to-date decrease in net interest expense reflects the Company's efforts to reduce financing costs and debt in 2011 and in the first quarter of 2012 (see Note K to the Consolidated Financial Statements). Interest income was $10 million in the third quarter of 2012, compared with $9 million in the third quarter of 2011, and $26 million for the first nine months of 2012, unchanged from the first nine months of 2011.

The effective tax rate for the third quarter of 2012 was 28.4 percent compared with 17.1 percent for the third quarter of 2011. For the first nine months of 2012 the effective tax rate was 26.4 percent compared with 16.8 percent for the first nine months of 2011. The Company's effective tax rate fluctuates based on, among other factors, where income is earned, reinvestment assertions regarding earned income, the level of income relative to tax credits available and the level of equity earnings taxed at the joint venture level. The increase in the third quarter of 2012 tax rate compared with the third quarter of 2011 tax rate was primarily due to a change in the geographic mix of earnings, notably a decrease in earnings in Europe and an increase in earnings in the United States, and continued reductions in equity earnings. The tax rate was favorably impacted by a change in the reinvestment assertions of certain affiliates; however, this was partially offset by unfavorable adjustments to uncertain tax positions. The tax rate in the third quarter of 2011 was favorably impacted by continued earnings growth outside of the United States, primarily in Europe, and strong equity earnings. The increase in the tax rate for the first nine months of 2012 compared with the first nine months of 2011 reflects the same factors noted in the third quarter of 2012 as well as an impact from the 1Q12 Restructuring plan. The tax rate for the first nine months of 2011 was favorably impacted by tax benefits from the early extinguishment of debt in the United States, the reorganization of a joint venture and accrual-to-return adjustments related to filing of tax returns during 2011.

Net income attributable to noncontrolling interests was $9 million in the third quarter of 2012, up from $3 million in the third quarter of 2011. Net income attributable to noncontrolling interests was $38 million in the first nine months of 2012, compared with $24 million in the first nine months of 2011, reflecting improved results in certain affiliates, primarily in the Performance Materials segment.

Preferred stock dividends of $85 million were recognized in the third quarters of 2012 and 2011 ($255 million in the first nine months of 2012 and 2011), related to the Company’s Cumulative Convertible Perpetual Preferred Stock, Series A.

Net income available for common stockholders was $497 million, or $0.42 per share, in the third quarter of 2012, compared with $815 million, or $0.69 per share, in the third quarter of 2011. Net income available for common stockholders for the first nine months of 2012 was $1,558 million, or $1.31 per share, compared with $2,422 million, or $2.07 per share, for the same period of 2011.

The following tables summarize the impact of certain items recorded in the three and nine-month periods ended September 30, 2012 and September 30, 2011, and previously described in this section:

Certain Items Impacting Results	Pretax Impact (1)		Impact on Net Income (2)		Impact on EPS (3)
	Three Months Ended		Three Months Ended		Three Months Ended
In millions, except per share amounts	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Gain on collection of impaired note receivable	$—	$86	$—	$86	$—	$0.07
Total	$—	$86	$—	$86	$—	$0.07

Certain Items Impacting Results	Pretax Impact (1)		Impact on Net Income (2)		Impact on EPS (3)
	Nine Months Ended		Nine Months Ended		Nine Months Ended
In millions, except per share amounts	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Restructuring charges	$(357)	$—	$(287)	$—	$(0.25)	$—
Acquisition-related integration expenses	—	(31)	—	(20)	—	(0.02)
Gain on collection of impaired note receivable	—	86	—	86	—	0.07
Loss on early extinguishment of debt	(24)	(482)	(15)	(314)	(0.01)	(0.27)
Total	$(381)	$(427)	$(302)	$(248)	$(0.26)	$(0.22)

(1)	Impact on “Income Before Income Taxes.”

(2)	Impact on “Net Income Attributable to The Dow Chemical Company.”

(3)	Impact on “Earnings per common share – diluted.”

OUTLOOK
Global growth remained slow throughout the third quarter, consistent with the Company's previous outlook, driven by ongoing recessionary conditions in Europe and continued deceleration in China.

In the United States, Dow is seeing demand growth in the agriculture and automotive industries. The Company also continues to benefit from strong, favorable feedstock conditions due to shale gas dynamics in the United States. However, continued softness in the consumer and institutional goods markets is expected to curb overall momentum. Recessionary conditions are expected to continue in Europe, with no growth expected in the construction and automotive industries.

Growth is moderating in the emerging geographies. The Company expects slower growth rates in China, specifically in the construction and manufacturing sectors. Latin America shows signs of improvement in agriculture, driven by higher crop prices, and in the consumer and institutional goods markets.

Overall, Dow expects global economic growth to be slow for the remainder of 2012, with incremental improvements expected in 2013. The Company has employed measures to reduce costs and manage capital expenditures in response to the difficult macroeconomic environment. Dow will continue to prioritize shareholder returns by focusing on improving return on capital, increasing cash flow and growing earnings. With a new management structure in place, the Company is well positioned to execute against these objectives.

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

During September 2012, the Company announced it was eliminating its business division structure and moving to a global business president structure. This organizational change did not result in a modification to the Company's operating segments. However, the grouping of global businesses within individual operating segments may change. Such changes, if any, will be reflected in the Corporate Profile as well as in the Segment Results discussion included in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2012 Annual Report on Form 10-K for the year ending December 31, 2012.

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

Electronic and Functional Materials	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Sales	$1,111	$1,205	$3,383	$3,536
Price change from comparative period	(5)%	N/A	(1)%	N/A
Volume change from comparative period	(3)%	N/A	(3)%	N/A
Equity earnings	$27	$23	$81	$72
EBITDA	$273	$306	$803	$850
Certain items impacting EBITDA	$—	$—	$(17)	$—

Electronic and Functional Materials sales were $1,111 million in the third quarter of 2012, down 8 percent from $1,205 million in the third quarter of 2011. Compared with the same quarter last year, price decreased 5 percent (with more than 40 percent of the decrease due to currency) and volume decreased 3 percent. Price decreased in all geographic areas and across all major business units in response to decreasing raw material costs. Volume decreased in all geographic areas, except Asia Pacific, driven by weaker demand for consumer electronics, specialty polymers used in home and personal care applications and specialty cellulosics used in food and pharmaceutical applications. EBITDA in the third quarter of 2012 was $273 million, down from $306 million in the third quarter of 2011, as lower raw material costs, the favorable impact of currency on costs and lower SG&A and R&D expenses were more than offset by lower selling prices and decreased sales volume.
Dow Electronic Materials sales in the third quarter of 2012 decreased 6 percent from the same quarter last year as price and volume both declined 3 percent. The decrease in price was driven by continued competitive pricing pressure and the unfavorable impact of currency. While growth in sales of smartphones and media tablets remained strong, volume decreased across most geographic areas driven by weaker macroeconomic conditions in other sectors of the electronics industry. Volume decreased in Interconnect Technologies due to lower demand for printed circuit boards. Volume declined in Display Technologies due to lower demand for organic light emitting diode materials, backlight film and glass filter products used in televisions and personal computers. Higher demand for chemical mechanical planarization pads and slurries drove volume growth in the Semiconductor Technology business unit.
Functional Materials sales in the third quarter of 2012 decreased 9 percent from the third quarter of 2011, as price declined 6 percent (with more than one-half of the decrease due to currency) and volume decreased 3 percent. The decrease in price was broad-based, with decreasing raw material costs driving price declines in all geographic areas and most business units. Volume decreased in most geographic areas, most notably in North America, driven by lower acrolein sales, lower demand for specialty amines and polymers and lower demand for cellulosics used in food and pharmaceutical applications. Despite lower demand in North America, Dow Microbal Control volume increased due to growth in energy applications, especially in Asia Pacific.

Electronic and Functional Materials sales were $3,383 million for the first nine months of 2012, down 4 percent from $3,536 million in the first nine months of 2011. Compared with the first nine months of 2011, volume decreased 3 percent and price decreased 1 percent (primarily due to currency). EBITDA for the first nine months of 2012 was $803 million, down from $850 million in the first nine months of 2011. EBITDA decreased from last year as lower selling prices, decreased sales volume and higher operating costs associated with planned maintenance turnarounds more than offset lower raw material costs and lower SG&A expenses. In addition, EBITDA for the first nine months of 2012 was negatively impacted by a $17 million 1Q12 Restructuring charge related to the write-off of a canceled capital project. See Note C to the Consolidated Financial Statements for additional information on the 1Q12 Restructuring plan.

On July 20, 2012, the Chinese Ministry of Commerce ("MOFCOM") initiated antidumping and countervailing duty investigations of imports of solar-grade polycrystalline silicon products from the United States and Korea based on a petition filed by Chinese solar-grade polycrystalline silicon producers. Dow Corning is complying with MOFCOM in the investigations and is contesting the allegations. The outcome of this matter is uncertain but could potentially have an impact on equity earnings from Dow Corning.

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

Coatings and Infrastructure Solutions	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Sales	$1,730	$1,905	$5,321	$5,639
Price change from comparative period	(10)%	N/A	(7)%	N/A
Volume change from comparative period	1%	N/A	1%	N/A
Equity earnings	$29	$72	$96	$219
EBITDA	$246	$372	$787	$990
Certain items impacting EBITDA	$—	$—	$(41)	$—

Coatings and Infrastructure Solutions sales were $1,730 million in the third quarter of 2012, down from $1,905 million in the third quarter of 2011. Sales decreased 9 percent, with price down 10 percent (with approximately one-third of the price decrease due to currency) and volume up 1 percent. The price decrease was across all geographic areas and all businesses, driven primarily by lower feedstock and energy and other raw material costs. Dow Coating Materials volume increased across all geographic areas, except Latin America, due to higher demand for industrial coatings. In North America and EMEA, industrial coatings volume increased due to higher demand for traffic paint and paper coatings. Despite market share gains achieved through technology innovations, volume for architectural coatings was flat driven by continued weaker end-use market conditions. Performance Monomers volume increased due to market share gains in EMEA. Dow Building and Construction volume declined due to price/volume optimization in North America and slower construction activity in EMEA, which more than offset volume gains in Asia Pacific. Dow Water and Process Solutions volume decreased in Asia Pacific due to decreased demand for reverse osmosis membranes used in water desalination projects, lower demand for ion exchange resins used in power plant operations and ultrapure water applications used in the production of consumer electronics.
EBITDA in the third quarter of 2012 was $246 million, down from $372 million in the third quarter of 2011. EBITDA decreased from the same quarter last year as lower selling prices and decreased equity earnings from Dow Corning more than offset lower feedstock and energy costs, lower SG&A expenses and the favorable impact of currency on costs.
Coatings and Infrastructure Solutions sales were $5,321 million for the first nine months of 2012, down 6 percent from $5,639 million in the same period last year. Compared with the first nine months of 2011, price declined 7 percent (with approximately 40 percent of the price decrease due to currency) and volume increased 1 percent. Price declined in all geographic areas primarily driven by lower feedstock and energy and other raw material costs. Volume was slightly higher as increased demand for industrial coatings and reverse osmosis membranes was partially offset by lower demand for insulation products and ion exchange resins.

EBITDA for the first nine months of 2012 was $787 million, compared with $990 million in the first nine months of 2011. EBITDA declined from last year as lower selling prices and decreased equity earnings from Dow Corning more than offset lower feedstock and energy and other raw material costs and lower SG&A expenses. EBITDA in the first nine months of 2012 was negatively impacted by $41 million of 1Q12 Restructuring charges, consisting of asset write-downs and write-offs of $37 million and costs associated with exit or disposal activities of $4 million. See Note C to the Consolidated Financial Statements for additional information on the 1Q12 Restructuring plan.

On July 20, 2012, the Chinese Ministry of Commerce ("MOFCOM") initiated antidumping and countervailing duty investigations of imports of solar-grade polycrystalline silicon products from the United States and Korea based on a petition filed by Chinese solar-grade polycrystalline silicon producers. Dow Corning is complying with MOFCOM in the investigations and is contesting the allegations. The outcome of this matter is uncertain but could potentially have an impact on equity earnings from Dow Corning.

AGRICULTURAL SCIENCES
Dow AgroSciences is a global leader in providing agricultural crop protection and plant biotechnology products, pest management solutions and healthy oils. The business invents, develops, manufactures and markets products for use in agriculture, industrial and commercial pest management, and food service.

Agricultural Sciences	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Sales	$1,302	$1,205	$4,816	$4,311
Price change from comparative period	1%	N/A	2%	N/A
Volume change from comparative period	7%	N/A	10%	N/A
Equity earnings	$3	$—	$3	$3
EBITDA	$63	$75	$821	$768

Agricultural Sciences sales were $1,302 million in the third quarter of 2012, up 8 percent from $1,205 million in the third quarter of 2011, a third quarter sales record for the segment. Compared with the third quarter of 2011, volume increased 7 percent and price increased 1 percent, despite an unfavorable currency impact. Double-digit sales growth was reported in North America and Latin America as customers continued to adopt new products and technologies. New crop protection product sales increased 17 percent, led by sales of spinetoram insecticide. Seeds, Traits and Oils reported significant third quarter sales growth of more than 20 percent compared with the same period last year with the healthy oils portfolio the key driver of growth. EBITDA for the third quarter of 2012 was $63 million, down $12 million from $75 million in the third quarter of 2011. EBITDA decreased as higher SG&A and other expenses due to growth initiatives more than offset higher selling prices, volume growth and the favorable impact from the recovery of previously expensed product liability claims.

For the first nine months of 2012, sales for Agricultural Sciences were $4,816 million, up 12 percent from $4,311 million in 2011, and representing a new year-to-date sales record for the segment. Compared with the same period last year, volume increased 10 percent and price increased 2 percent. New products and technologies drove double-digit sales growth in North America and Latin America. Globally, new crop protection product sales increased more than 20 percent in the first nine months of 2012, compared with the same period last year, led by strong volume gains for new products and line extensions. Seeds, Traits and Oils reported significant sales growth of more than 20 percent compared with the first nine months of 2011, with gains in key crops including corn, oilseeds, cotton and soybeans. Increased corn sales in North America and Latin America were a key driver of growth, with increased penetration of SmartStax® hybrids and Refuge Advanced™ in North America and further adoption of Herculex™ technology in Latin America.

For the first nine months of 2012, EBITDA was $821 million, up $53 million from $768 million the first nine months of 2011. EBITDA increased as favorable global agricultural conditions and new product sales and seed technologies drove volume growth, which more than offset increased R&D and SG&A expenses related to ongoing growth initiatives.

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

The segment included Dow Haltermann until it was fully divested at December 31, 2011.

Performance Materials	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Sales	$3,411	$3,698	$10,253	$11,097
Price change from comparative period	(11)%	N/A	(7)%	N/A
Volume change from comparative period	3%	N/A	(1)%	N/A
Volume change, excluding divestitures	4%	N/A	1%	N/A
Equity losses	$(30)	$(11)	$(67)	$(20)
EBITDA	$491	$478	$1,173	$1,523
Certain items impacting EBITDA	$—	$—	$(186)	$—

Performance Materials sales were $3,411 million in the third quarter of 2012, down 8 percent from $3,698 million in the third quarter of 2011. Compared with the third quarter of last year, price declined 11 percent, with nearly 40 percent of the decline due to the unfavorable impact of currency. Competitive pricing pressure combined with lower feedstock and energy and other raw material costs drove price decreases across all geographic areas and most businesses. Volume increased 3 percent, including the impact of the 2011 divestiture of the Dow Haltermann business. Excluding the impact of this divestiture, volume was up 4 percent. Volume increases were broad-based across all geographic areas, except Latin America which was impacted by the shutdown of the Company's toluene diisocyanate manufacturing facility in Brazil. Polyurethanes reported strong volume growth, particularly in Asia Pacific where additional propylene oxide capacity was added in Thailand. Dow Oil and Gas reported double-digit volume growth across all geographic areas, driven by strong fundamentals in both exploration and production and refining and processing industries. Epoxy volume increased, driven by especially strong volume in Europe as a result of increased demand for Phenol used in polycarbonate-based applications. Volume for Dow Formulated Systems was up as increased demand in the energy efficiency and infrastructure sectors more than offset weak demand in the wind energy sector in Asia Pacific.
EBITDA for the third quarter of 2012 was $491 million, up from $478 million in the third quarter of 2011. Compared with the same period last year, increased sales volume, lower feedstock and energy and other raw material costs and lower SG&A expenses more than offset lower selling prices and the impact of an asset impairment charge. EBITDA for the third quarter of 2012 was also favorably impacted by the recovery of previously expensed product liability claims.
 For the first nine months of 2012, Performance Materials sales were $10,253 million, a decrease of 8 percent from $11,097 million in the same period last year. Compared with last year, price declined 7 percent, with more than 40 percent of the decline due to the unfavorable impact of currency, and volume declined 1 percent. The decrease in price was broad-based, with lower prices across most businesses and geographic areas and largely driven by lower feedstock and energy and other raw material costs. The volume decline reflects the impact of the 2011 divestiture of the Dow Haltermann business. Excluding the impact of this divestiture, volume improved 1 percent compared with the first nine months of the 2011, with volume gains in Amines, Dow Oil and Gas, Dow Formulated Systems, Dow Plastic Additives, Oxygenated Solvents and Polyurethanes more than offsetting declines in Chlorinated Organics, Dow Automotive Systems, Epoxy and Polyglycols, Surfactants and Fluids.

EBITDA for the first nine months of 2012 was $1,173 million, down from $1,523 million in the first nine months of 2011. Compared with the same period last year, EBITDA declined as lower selling prices, increased spending for planned maintenance turnarounds, lower equity earnings from Map Ta Phut Olefins Company Limited and equity losses from Sadara Chemical Company more than offset lower feedstock and energy and other raw material costs. EBITDA in the first nine months of 2012 was negatively impacted by $186 million of 1Q12 Restructuring charges related to the shutdown/consolidation of assets in the Polyurethanes and Epoxy businesses in Brazil, Texas and Germany, and the cancellation of a capital project. See Note C to the Consolidated Financial Statements for additional information on the 1Q12 Restructuring plan.

PERFORMANCE PLASTICS
The Performance Plastics segment is a solutions-oriented portfolio comprised of Dow Performance Packaging, Dow Elastomers, Dow Electrical and Telecommunications, Dow Hygiene and Medical, and Dow Licensing and Catalyst. These businesses serve high-growth, strategic sectors where Dow's world-class technology and rich innovation pipeline create new competitive advantages for customers and the entire value chain. These businesses also have complementary market reach, asset capabilities and technology platforms that provide immediate and long-term growth synergies. Product applications include high performance flexible and rigid packaging; packaging adhesives; disposable diaper components; elastomeric materials for transportation, toys, sporting goods and housewares; plastic pipe; and wire and cable insulation and jacketing materials for power utility and telecommunications. The Performance Plastics segment also includes the results of Univation Technologies, LLC, as well as a portion of the results of EQUATE Petrochemical Company K.S.C., The Kuwait Olefins Company K.S.C. and the SCG-Dow Group, all joint ventures of the Company.

On September 30, 2011, the Company sold its global Polypropylene business to Braskem SA. The transaction did not include Dow's Polypropylene Licensing and Catalyst business. The Polypropylene business was reported in the Performance Plastics segment through the date of the divestiture.

Performance Plastics	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Sales	$3,500	$4,114	$10,802	$12,598
Price change from comparative period	(9)%	N/A	(6)%	N/A
Volume change from comparative period	(6)%	N/A	(8)%	N/A
Volume change, excluding divestitures	5%	N/A	3%	N/A
Equity earnings	$28	$150	$101	$271
EBITDA	$737	$834	$2,215	$2,773
Certain items impacting EBITDA	$—	$86	$—	$86

Performance Plastics sales in the third quarter of 2012 were $3,500 million, down 15 percent from $4,114 million in the third quarter of 2011 with price down 9 percent (with more than one-third of the decrease due to currency) and volume down 6 percent. Feedstock and energy costs fell during the quarter resulting in lower selling prices across most geographic areas and businesses. A double-digit price decline was reported in EMEA, where modest price increases were more than offset by the unfavorable impact of currency. Volume decreased due to the divestiture of the Polypropylene business. Excluding the impact of this divestiture, volume increased 5 percent. Volume was higher in all geographic areas with a double-digit increase in Asia Pacific. Dow Elastomers reported strong, double-digit volume growth in all geographic areas, except EMEA, due to strong demand in the transportation and adhesive industries. Volume improvement in EMEA was modest despite a demand decline in the transportation industry and continued weak economic conditions. Dow Electrical and Telecommunications reported strong volume growth in Asia Pacific, notably in China, due to continued strong demand for fiber optic cable. This was partially offset by volume declines in North America and EMEA due to lower demand in the power industry. Dow Performance Packaging reported modest volume growth with improvement in all geographic areas as demand improved in the rigid packaging, food and specialty packaging industries. Sales in the third quarter of 2011 were negatively impacted by various planned maintenance turnarounds in Latin America and North America. Dow Hygiene and Medical volume was up in EMEA, Latin America and Asia Pacific due to strong demand for diapers and other hygiene products. Volume decreased in North America due to changing population demographics and a focus on more environmentally conscious products.

EBITDA in the third quarter of 2012 was $737 million, down from $834 million in the third quarter of 2011. EBITDA declined as lower selling prices, the absence of earnings from divested businesses, reduced equity earnings from the SCG-Dow Group and equity losses from Sadara Chemical Company more than offset the favorable impact of lower feedstock and energy costs and other raw material costs and lower spending on planned maintenance turnarounds. EBITDA in the third quarter of 2011 included an $86 million gain related to cash collected on a previously impaired note receivable related to Equipolymers.

Performance Plastics sales for the first nine months of 2012 were $10,802 million, down 14 percent from $12,598 million in the first nine months of 2011. Compared with the first nine months of 2011, price decreased 6 percent (with more than one-third of the decrease due to currency) while volume decreased 8 percent, reflecting the divestiture of the Polypropylene business. Excluding the impact of this divestiture, volume was up 3 percent. EBITDA for the first nine months of 2012 was $2,215 million, down from $2,773 million in the first nine months of 2011. EBITDA declined as lower selling prices, higher freight and other raw material costs, the absence of earnings from divested businesses, decreased equity earnings from The Kuwait Styrene Company K.S.C. and the SCG-Dow Group and equity losses from Sadara Chemical Company more than offset lower feedstock and energy costs and decreased costs related to planned maintenance turnarounds. EBITDA for the first nine months of 2011 included an $86 million gain related to cash collected on a previously impaired note receivable related to Equipolymers.

FEEDSTOCKS AND ENERGY
The Feedstocks and Energy segment includes the following businesses: Chlor-Alkali/Chlor-Vinyl; Energy; Ethylene Oxide/Ethylene Glycol; and Hydrocarbons. The Chlor-Alkali/Chlor-Vinyl business focuses on the production of chlorine for consumption by downstream Dow derivatives, as well as production, marketing and supply of ethylene dichloride, vinyl chloride monomer and caustic soda. These products are used for applications such as alumina production, pulp and paper manufacturing, soaps and detergents, and building and construction. The Energy business supplies power, steam and other utilities, principally for use in Dow’s global operations. The Ethylene Oxide/Ethylene Glycol ("EO/EG") business is the world’s largest producer of purified ethylene oxide, principally used in Dow’s downstream performance derivatives. Dow is also a key supplier of ethylene glycol to MEGlobal, a 50:50 joint venture and world leader in the manufacture and marketing of merchant monoethylene glycol and diethylene glycol. Ethylene glycol is used in polyester fiber, polyethylene terephthalate (PET) for food and beverage container applications, polyester film, and aircraft and runway deicers. The Hydrocarbons business encompasses the procurement of natural gas liquids and crude oil-based raw materials, as well as the supply of monomers, principally for use in Dow's global operations. The business regularly sells its by-products and buys and sells products in order to balance regional production capabilities and derivative requirements. The business also sells products to certain Dow joint ventures. Also included in the Feedstocks and Energy segment are the results of Compañia Mega S.A. and MEGlobal, and a portion of the results of EQUATE Petrochemical Company K.S.C. ("EQUATE"), The Kuwait Olefins Company K.S.C., and the SGC-Dow Group, all joint ventures of the Company.

Feedstocks and Energy	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Sales	$2,521	$2,905	$8,113	$8,456
Price change from comparative period	(12)%	N/A	(3)%	N/A
Volume change from comparative period	(1)%	N/A	(1)%	N/A
Equity earnings	$123	$153	$300	$446
EBITDA	$200	$263	$532	$765

Feedstocks and Energy sales were $2,521 million in the third quarter of 2012, down 13 percent from $2,905 million in third quarter of 2011, driven by a 12 percent decrease in price and a 1 percent decrease in volume.

Sales of the Hydrocarbons business decreased 12 percent in the third quarter of 2012, primarily due to an 11 percent decrease in price. Price declined due to lower feedstock costs, primarily in North America and EMEA, and the unfavorable impact of currency, representing nearly 60 percent of the price decrease. For the first nine months of 2012, sales were up 1 percent from the same period last year.

Energy sales decreased 27 percent in the third quarter of 2012, driven by a 24 percent decrease in volume. The decline in volume was primarily the result of decreased sales of industrial gas in all geographic areas. Sales for the Energy business are primarily opportunistic merchant sales driven by market conditions and sales to customers located on Dow manufacturing sites. For the first nine months of 2012, Energy sales were down 29 percent from the same period last year.

The Company uses derivatives of crude oil and natural gas as a feedstock in its ethylene facilities. The Company's cost of purchased feedstocks and energy in the third quarter of 2012 decreased $1.2 billion compared with the same quarter last year, a decrease of 20 percent. The cost of purchased feedstocks decreased primarily due to lower feedstocks and energy prices in the United States due to increased supply of shale gas and natural gas liquids as well as lower naptha and condensate prices in Europe. Year to date, the cost of purchased feedstocks and energy was down $2.1 billion from the same period last year, a decrease of 12 percent.

The Chlor-Alkali/Chlor-Vinyl business reported a 16 percent decrease in sales in the third quarter of 2012 compared with the same period last year, with price down 15 percent and volume down 1 percent. Caustic soda sales were down, with price declines in all geographic areas more than offsetting volume growth in North America and Latin America. Vinyl chloride monomer ("VCM") sales decreased primarily due to price declines, as well as lower volumes, which declined primarily due to a reduction in production capacity in North America and weaker demand in Europe. For the first nine months of 2012, sales for

Chlor-Alkali/Chlor-Vinyl were down 16 percent from the same period last year, driven by a 10 percent decrease in volume and a 6 percent decrease in price.

Ethylene Oxide/Ethylene Glycol ("EO/EG") sales were down 7 percent in the third quarter of 2012, driven by a 22 percent decrease in price that more than offset a 15 percent increase in volume. Price decreases were primarily due to lower monoethylene glycol ("MEG") prices, driven by a weaker global economy. In addition, during the third quarter of 2011, MEG prices spiked due to very tight supply and demand conditions, especially in Asia Pacific, as the industry experienced uncertainties due to unplanned shutdowns. Double-digit volume growth was reported in EMEA and North America, driven by higher merchant sales of ethylene oxide. For the first nine months of 2012, EO/EG sales were flat compared with the same period last year.

Feedstocks and Energy EBITDA in the third quarter of 2012 was $200 million, down from $263 million in the third quarter of 2011 as lower feedstock and energy costs were more than offset by a decrease in selling price and lower equity earnings from EQUATE and Compañia Mega S.A. An unplanned production outage at EQUATE during the third quarter of 2012 negatively impacted equity earnings. EBITDA for the first nine months of 2012 was $532 million, down significantly from $765 million in the same period last year primarily due to reduced equity earnings from MEGlobal, The Kuwait Olefins Company K.S.C., EQUATE and Compañia Mega S.A. The Hydrocarbons business transfers materials to Dow's derivative businesses and the Energy business supplies utilities to Dow's businesses at net cost, resulting in EBITDA that is at or near break-even for these businesses.

The Company recently announced a number of investments in the U.S. Gulf Coast to take advantage of increasing supplies of low-cost natural gas and natural gas liquids from shale gas. As a result of these investments, the Company's exposure to purchased ethylene and propylene is expected to decline, offset by increased exposure to ethane and propane feedstocks. The first project to come online will be the re-start of an ethylene cracker in St. Charles, Louisiana, which is expected to be completed by the end of 2012. The Company also announced investments in a new on-purpose propylene production unit (expected start-up in 2015) and a new ethylene production unit (expected start-up in 2017), both located in Freeport, Texas. As a result of these investments, Dow's ethylene production capabilities are expected to increase by as much as 20 percent.

CORPORATE
Included in the results for Corporate are:

•	results of insurance company operations;

•	results of Ventures (which includes new business incubation platforms focused on identifying and pursuing new commercial opportunities);

•	Venture Capital;

•	gains and losses on sales of financial assets;

•	stock-based compensation expense and severance costs;

•	changes in the allowance for doubtful receivables;

•	asbestos-related defense and resolution costs;

•	foreign exchange hedging results;

•	non-business aligned technology licensing and catalyst activities;

•	environmental operations;

•	enterprise level mega project activities; and

•	certain corporate overhead costs and cost recovery variances not allocated to the operating segments.

Corporate	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Sales	$62	$77	$181	$251
Equity losses	$(5)	$(12)	$(22)	$(27)
EBITDA	$(212)	$(229)	$(865)	$(1,296)
Certain items impacting EBITDA	$—	$—	$(137)	$(513)

Sales for Corporate, which primarily relate to the Company's insurance operations, were $62 million in the third quarter of 2012, down from $77 million the third quarter of 2011. For the first nine months of 2012, sales were $181 million, down from $251 million in the same period of 2011.

EBITDA in the third quarter of 2012 was a loss of $212 million, compared with a loss of $229 million in the third quarter of 2011. Compared with the same period last year, EBITDA was favorably impacted by lower Corporate overhead costs and foreign currency exchange losses which more than offset an increase in performance-based compensation costs (including expenses related to stock-based compensation).

EBITDA for the first nine months of 2012 was a loss of $865 million, compared with a loss of $1,296 million in the same period last year. EBITDA was favorably impacted by lower Corporate overhead costs which were partially offset by
$113 million of severance costs related to the workforce reduction component of the Company's 1Q12 Restructuring plan, as well as a $24 million loss related to the early extinguishment of debt. EBITDA for the first nine months of 2011 was impacted by a $482 million loss related to the early extinguishment of debt, $31 million of integration costs related to the April 1, 2009 acquisition of Rohm and Haas Company and $25 million in dividend income related to the Company's ownership interest in the divested Styron businesses. See Note C to the Consolidated Financial Statements for additional information on the 1Q12 Restructuring plan.

Sales Volume and Price by Operating Segment and	Three Months Ended			Nine Months Ended
Geographic Area	Sep 30, 2012			Sep 30, 2012
Percentage change from prior year	Volume	Price	Total	Volume	Price	Total
Operating segments
Electronic and Functional Materials	(3)%	(5)%	(8)%	(3)%	(1)%	(4)%
Coatings and Infrastructure Solutions	1	(10)	(9)	1	(7)	(6)
Agricultural Sciences	7	1	8	10	2	12
Performance Materials	3	(11)	(8)	(1)	(7)	(8)
Performance Plastics	(6)	(9)	(15)	(8)	(6)	(14)
Feedstocks and Energy	(1)	(12)	(13)	(1)	(3)	(4)
Total	(1)%	(9)%	(10)%	(2)%	(5)%	(7)%
Geographic areas
United States	(3)%	(8)%	(11)%	(3)%	(3)%	(6)%
Europe, Middle East and Africa	(2)	(11)	(13)	(3)	(6)	(9)
Rest of World	3	(8)	(5)	—	(4)	(4)
Total	(1)%	(9)%	(10)%	(2)%	(5)%	(7)%

Sales Volume and Price by Operating Segment and	Three Months Ended			Nine Months Ended
Geographic Area Excluding Divestitures (1)	Sep 30, 2012			Sep 30, 2012
Percentage change from prior year	Volume	Price	Total	Volume	Price	Total
Operating segments
Electronic and Functional Materials	(3)%	(5)%	(8)%	(3)%	(1)%	(4)%
Coatings and Infrastructure Solutions	1	(10)	(9)	1	(7)	(6)
Agricultural Sciences	7	1	8	10	2	12
Performance Materials	4	(11)	(7)	1	(7)	(6)
Performance Plastics	5	(10)	(5)	3	(6)	(3)
Feedstocks and Energy	(1)	(12)	(13)	(1)	(3)	(4)
Total	2%	(9)%	(7)%	2%	(5)%	(3)%
Geographic areas
United States	1%	(8)%	(7)%	1%	(3)%	(2)%
Europe, Middle East and Africa	3	(12)	(9)	3	(7)	(4)
Rest of World	4	(8)	(4)	—	(3)	(3)
Total	2%	(9)%	(7)%	2%	(5)%	(3)%

(1)	Excludes sales of the Polypropylene business that was divested on September 30, 2011 and sales of Dow Haltermann that was divested during 2011.

CHANGES IN FINANCIAL CONDITION
The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Nine Months Ended
In millions	Sep 30, 2012	Sep 30, 2011
Cash provided by (used in):
Operating activities	$2,524	$1,858
Investing activities	(1,744)	(1,463)
Financing activities	(2,357)	(5,181)
Effect of exchange rate changes on cash	18	(50)
Cash assumed in initial consolidation of variable interest entities	—	3
Net change in cash and cash equivalents	$(1,559)	$(4,833)

In the first nine months of 2012, cash provided by operating activities increased compared with the same period last year primarily due to a decrease in working capital requirements.

In the first nine months of 2012, cash used in investing activities increased compared with the same period last year primarily due to increased investments in and loans to nonconsolidated affiliates as well as decreased distributions from nonconsolidated affliliates. In the first nine months of 2011, cash used in investing activities included $93 million of proceeds received on the sale of the Company's ownership interest in a nonconsolidated affiliate.

In the first nine months of 2012 and 2011, cash was used in financing activities primarily for payments on long- and short-term debt, including the early redemption of $1.25 billion of debt in the first quarter of 2012 and the retirement of $4.8 billion of debt during the first nine months of 2011, as well as dividends paid to stockholders.

The Company had cash and cash equivalents of $3,885 million at September 30, 2012 and $5,444 million at December 31, 2011, of which $1,659 million at September 30, 2012 and $2,047 million at December 31, 2011 was held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. During the second quarter of 2012, the Company changed the permanent reinvestment assertion of certain subsidiaries located in Europe, resulting in a tax benefit in that period. During the third quarter of 2012, the Company changed the permanent reinvestment assertion of certain subsidiaries located in Asia Pacific, resulting in a tax benefit in the quarter. At September 30, 2012, management believed that sufficient liquidity was available in the United States. However, in the unusual event that additional foreign funds are needed in the United States, the Company has the ability to repatriate additional funds. The repatriation could result in an adjustment to the tax liability after considering available foreign tax credits and other tax attributes.

On March 27, 2012, the Board of Directors approved a restructuring plan ("1Q12 Restructuring") to optimize its portfolio, respond to changing and volatile economic conditions, particularly in Western Europe, and to advance the Company's Efficiency for Growth program, which was initiated by the Company in the second quarter of 2011. The 1Q12 Restructuring plan includes the elimination of approximately 900 positions and the shutdown of a number of manufacturing facilities. These actions are expected to be completed primarily by December 31, 2013. In addition, the 1Q12 Restructuring activities are expected to result in cash expenditures for contract termination fees and severance costs, the majority of which will be settled by December 31, 2013. At September 30, 2012, the remaining liability for the 1Q12 Restructuring plan was $119 million (see Note C to the Consolidated Financial Statements for information on cash payments made at September 30, 2012).

On October 23, 2012, the Board of Directors of the Company approved a restructuring plan ("4Q12 Restructuring") to advance the next stage of the Company's transformation and to address macroeconomic uncertainties. The 4Q12 Restructuring plan accelerates the Company's structural cost reduction program and will affect approximately 3,000 positions. The 4Q12 Restructuring plan also includes asset impairments related to the shutdown of approximately 20 manufacturing facilities, the write-off of certain capital project spending and an impairment charge related to the write-down of Dow Kokam LLC's long-lived assets. As a result of these activities, the Company will record a pre-tax charge in the fourth quarter of 2012 ranging from $900 million to $1.1 billion. These actions are expected to be completed primarily over the next two years and will result in cash expenditures related to severance costs, environmental remediation costs, contract termination fees and other associated costs of ranging from $400 million to $500 million.
The Company expects to incur additional costs in the future related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations, and to ensure competitiveness across its businesses and geographic areas. Future costs are expected to include demolition costs related to closed facilities; these will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

Management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

The following table presents working capital and certain balance sheet ratios:

Working Capital In millions	Sep 30, 2012		Dec 31, 2011
Current assets	$23,465		$23,422
Current liabilities	12,795		13,634
Working capital	$10,670		$9,788
Current ratio	1.83	:1	1.72	:1
Days-sales-outstanding-in-receivables	45		44
Days-sales-in-inventory	76		64

Days sales-in-inventory increased in the first nine months of 2012 from lows at December 31, 2011, which were the result of reduced production levels due to customer de-stocking in the fourth quarter of 2011. Days sales-in-inventory increased primarily due to an intentional buildup of inventory to address planned maintenance turnarounds in the fourth quarter of 2012.

As shown in the following table, net debt is equal to total gross debt minus "Cash and cash equivalents" and "Marketable securities and interest bearing deposits." As Dow continues to strengthen its balance sheet and increase financial flexibility, management is principally focused on net debt, as Dow believes this is the best measure of the Company’s financial leverage.

Total Debt In millions	Sep 30, 2012	Dec 31, 2011
Notes payable	$439	$541
Long-term debt due within one year	1,747	2,749
Long-term debt	18,216	18,310
Gross debt	$20,402	$21,600
Cash and cash equivalents	$3,885	$5,444
Marketable securities and interest-bearing deposits	—	2
Net debt	$16,517	$16,154
Gross debt as a percent of total capitalization	44.8%	48.0%
Net debt as a percent of total capitalization	39.7%	40.8%

As part of its ongoing financing activities, Dow has the ability to issue promissory notes under its U.S. and Euromarket commercial paper programs. The Company had no commercial paper outstanding at September 30, 2012 or December 31, 2011. Through October 2012, the Company maintained access to the commercial paper market at competitive rates.

In the event Dow has short-term liquidity needs and is unable to issue commercial paper under these programs for any reason, Dow has the ability to access liquidity through its committed and available $5 billion Five Year Competitive Advance and Revolving Credit Facility Agreement dated October 18, 2011 (the “Revolving Credit Facility”) with various U.S. and foreign banks. The Revolving Credit Facility has a maturity date in October 2016 and provides for interest at a LIBOR-plus rate or Base Rate as defined in the Agreement. At September 30, 2012, the full $5 billion Revolving Credit Facility was available to the Company. On October 10, 2012, the Company entered into a $170 million Bilateral Revolving Credit Facility Agreement ("2012 Credit Facility"). The 2012 Credit Facility, which is in addition to the existing Revolving Credit Facility, has a maturity date in October 2016 and provides for interest at a LIBOR-plus rate or Base Rate as defined in the Agreement.

As a well-known seasoned issuer, the Company filed an automatic shelf registration for an unspecified amount of mixed securities with the SEC on February 19, 2010. Under this shelf registration, the Company may offer common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and stock purchase units with pricing and availability dependent on market conditions; and, on February 19, 2010, registered an unlimited amount of securities for issuance under the Company’s U.S. retail medium-term note program (InterNotes). At September 30, 2012, the Company had Euro 5 billion (approximately $6.5 billion) available for issuance under the Company’s Euro Medium Term Note Program, as well as Japanese yen 50 billion (approximately $645 million) of securities available for issuance under a shelf registration renewed with the Kanto Local Finance Bureau of the Ministry of Finance of Japan effective September 8, 2012.

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

In the first nine months of 2012, the Company issued $210 million aggregate principal amount of InterNotes and approximately $307 million of long-term debt was entered into by consolidated variable interest entities.

During the first quarter of 2012, the Company redeemed $37 million of pollution control/industrial revenue bonds that matured on January 1, 2012, repurchased $105 million of pollution control/industrial revenue tax-exempt bonds that were subject to re-marketing and redeemed Euro 253 million ($317 million equivalent at September 30, 2012) of notes that matured on September 19, 2012.

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
During the first nine months of 2011, the Company redeemed: $800 million of notes that matured on February 1, 2011; Euro 500 million of notes that matured on May 27, 2011 ($707 million equivalent at March 31, 2011); and $250 million of floating rate notes that matured on August 8, 2011. The Company also redeemed $1,538 million of InterNotes and recognized a $10 million pretax loss on early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in Corporate.
In the first nine months of 2011, the Company issued $341 million of InterNotes; and approximately $895 million of long-term debt was entered into by consolidated variable interest entities, including the refinancing of short-term notes payable.

Dow’s public debt instruments and documents for its private funding transactions contain, among other provisions, certain covenants and default provisions. The Company’s most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of the Company’s consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Revolving Credit Facility equals or exceeds $500 million. The ratio of the Company’s consolidated indebtedness to consolidated capitalization as defined in the Revolving Credit Facility was 0.43 to 1.00 at September 30, 2012. At September 30, 2012, management believes the Company was in compliance with all of its covenants and default provisions.

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

Capital Expenditures
Capital spending was $622 million in the third quarter of 2012, compared with capital spending of $651 million in the third quarter of 2011. Year to date, capital spending was $1,605 million compared with $1,620 million in 2011. The Company expects capital spending in 2012 to be approximately $2.6 billion.

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

The following table represents long-term debt obligations and expected cash requirements for interest at September 30, 2012, reflecting the early redemptions of debt, the redemption of pollution control/industrial revenue bonds, the redemption of Euro 253 million of notes, the issuance of new InterNotes and new debt entered into by consolidated variable interest entities during the first nine months of 2012 (see Note K to the Consolidated Financial Statements).

Contractual Obligations at September 30, 2012	Payments Due by Year
In millions	2012	2013	2014	2015	2016	2017 and beyond	Total
Long-term debt – current and noncurrent (1)	$1,120	$695	$2,420	$1,518	$1,037	$13,535	$20,325
Expected cash requirements for interest (2)	$445	$1,132	$1,018	$902	$847	$7,662	$12,006

(1)	Excludes unamortized debt discount of $362 million.

(2)	Cash requirements for interest was calculated using current interest rates at September 30, 2012, and includes interest on approximately $1.74 billion of various floating rate notes.

Contractual Obligations at December 31, 2011	Payments Due by Year
In millions	2012	2013	2014	2015	2016	2017 and beyond	Total
Long-term debt – current and noncurrent (1)	$2,749	$662	$2,361	$1,453	$995	$13,232	$21,452
Expected cash requirements for interest (2)	$1,269	$1,124	$1,011	$897	$845	$7,773	$12,919

(1)	Excludes unamortized debt discount of $393 million.

(2)	Cash requirements for interest was calculated using interest rates at December 31, 2011, and includes interest on approximately $1.1 billion of various floating rate notes.

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

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. The Company had outstanding guarantees at September 30, 2012 of $1,840 million, up from $1,113 million at December 31, 2011. The increase in the value of the outstanding guarantees during 2012 is primarily related to debt obligations of Sadara Chemical Company, a nonconsolidated affiliate, which are guaranteed by the Company, in proportion to the Company's ownership interest. Additional information related to guarantees can be found in the “Guarantees” section of Note I to the Consolidated Financial Statements.

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

Portfolio managers and external investment managers regularly review all of the Company’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of the temporary impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred. For debt securities, the credit rating of the issuer, current credit rating trends and the trends of the issuer’s overall sector are considered in determining whether unrealized losses represent an other-than-temporary impairment. For equity securities, the Company’s investments are primarily in Standard & Poor’s (“S&P”) 500 companies; however, the Company also allows investments in companies outside of the S&P 500. The largest holdings are Exchange Traded Funds that represent the S&P 500 index or an S&P 500 sector or subset; the Company also has holdings in Exchange Traded Funds that represent emerging markets. The Company considers the evidence to support the recovery of the cost basis of a security including volatility of the stock, the length of time the security has been in a loss position, value and growth expectations, and overall market and sector fundamentals, as well as technical analysis, in determining whether unrealized losses represent an other-than-temporary impairment. Other-than-temporary impairment write-downs on investments still held by the Company were $8 million in the first nine months of 2012 ($6 million in the first nine months of 2011).

Dividends
On September 13, 2012, the Board of Directors declared a quarterly dividend of $0.32 per common share, payable October 30, 2012 to stockholders of record on September 28, 2012. Since 1912, the Company has paid a cash dividend every quarter and, in each instance prior to and since February 12, 2009, has maintained or increased the amount of the dividend, adjusted for stock splits. During this 101-year period, Dow has increased the amount of the quarterly dividend 49 times (approximately 12 percent of the time), reduced the dividend once, and maintained the amount of the quarterly dividend approximately 88 percent of the time. The dividend was reduced in February 2009, for the first time since 1912, due to uncertainty in the credit markets, unprecedented lower demand for chemical products and the ongoing global recession.

On September 13, 2012, the Board of Directors declared a quarterly dividend of $85 million to Cumulative Convertible Perpetual Preferred Stock, Series A shareholders of record on September 15, 2012, which was paid on October 1, 2012. Ongoing dividends related to Cumulative Convertible Perpetual Preferred Stock, Series A will accrue at the rate of $85 million per quarter, and are payable quarterly subject to Board of Directors’ approval.

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

The table below provides information regarding asbestos-related claims pending against Union Carbide and Amchem, based on criteria developed by Union Carbide and its external consultants:

	2012	2011
Claims unresolved at January 1	53,225	62,582
Claims filed	6,932	6,050
Claims settled, dismissed or otherwise resolved	(25,734)	(14,321)
Claims unresolved at September 30	34,423	54,311
Claimants with claims against both UCC and Amchem	(9,838)	(16,761)
Individual claimants at September 30	24,585	37,550

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

Based on Union Carbide’s review of 2012 activity, Union Carbide determined that no adjustment to the accrual was required at September 30, 2012. Union Carbide’s asbestos-related liability for pending and future claims was $617 million at September 30, 2012. Approximately 21 percent of the recorded liability related to pending claims and approximately 79 percent related to future claims.

Defense and Resolution Costs
The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against Union Carbide and Amchem:

Defense and Resolution Costs	Nine Months Ended		Aggregate Costs to Date as of
In millions	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012
Defense costs	$73	$58	$935
Resolution costs	$51	$38	$1,634

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

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $25 million in the third quarter of 2012 ($30 million in the third quarter of 2011) and $73 million in the first nine months of 2012 ($58 million in the first nine months of 2011), and was reflected in “Cost of sales” in the consolidated statements of income.

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

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds (the “Insurance Litigation”). The Insurance Litigation was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Since the filing of the case, Union Carbide has reached settlements with most of the carriers involved in the Insurance Litigation, including settlements reached with two significant carriers in the fourth quarter of 2009. The Insurance Litigation is ongoing.

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $25 million at September 30, 2012 and $40 million at December 31, 2011. At September 30, 2012 and December 31, 2011, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage. The following table summarizes Union Carbide’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Sep 30, 2012	Dec 31, 2011
Receivables for defense costs – carriers with settlement agreements	$19	$20
Receivables for resolution costs – carriers with settlement agreements	158	158
Receivables for insurance recoveries – carriers without settlement agreements	25	40
Total	$202	$218

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

On May 24, 2012, the ICC released to the parties a unanimous Partial Award in favor of the Company on both liability and damages. A three-member arbitration Tribunal found that PIC breached the JVFA by not closing K-Dow on January 2, 2009, and awarded the Company $2.16 billion in damages, not including pre- and post-award interest and arbitration costs.

On June 15, 2012, PIC filed an application for remand under the English Arbitration Act of 1996 (“Remand Application”) in the High Court of Justice in London (“High Court”). In its Remand Application, PIC did not challenge the Tribunal's finding of liability but it requested that the High Court remand the case back to the Tribunal for further consideration of the Company's claim for consequential damages. On October 11, 2012, the High Court ruled in favor of the Company and dismissed PIC's Remand Application; and on October 19, 2012, the High Court denied PIC's request for leave to appeal its ruling, bringing an end to PIC's Remand Application.

The ICC is expected to issue a Final Award covering the Company's substantial claim for pre- and post-award interest and arbitration costs in the fourth quarter of 2012.

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

Dow uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Company is a historical simulation model which captures co-movements in market rates across different instruments and market risk exposure categories. The historical simulation model uses a 97.5 percent confidence level and the historical scenario period includes at least six months of historical data. The September 30, 2012, 2011 year-end and 2011 average daily VAR for the aggregate of all positions are shown below. These amounts are immaterial relative to the total equity of the Company:

Total Daily VAR by Exposure Type		2011
In millions	At Sep 30, 2012	Year-end	Average
Foreign exchange	$3	$2	$2
Interest rate	$169	$286	$199
Equities	$13	$29	$20
Commodities	$8	$4	$4
Composite	$168	$300	$220

The Company’s daily VAR for the aggregate of all positions decreased from a composite VAR of $300 million at December 31, 2011 to a composite VAR of $168 million at September 30, 2012. The decrease in composite VAR is primarily due to reductions in debt outstanding and lower interest rate volatility. The equities VAR declined due to a decrease in equity volatility despite an increase in the size of the exposure. Despite a decrease in volatility, the foreign exchange VAR increased due to an increase in hedge activity. The commodities VAR is higher due to an increase in volatility and an increase in hedging activity. See Note G to the Consolidated Financial Statements for further disclosure regarding market risk.

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

The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred during the third quarter of 2012. For a summary of the history and current status of this matter, see Note I to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

Environmental Matters
Dow Benelux B.V., a Netherlands-based wholly owned subsidiary of the Company, received a summons dated July 20, 2012 from the Public Prosecutor in The Netherlands to appear before the criminal section of the District Court in Breda, The Netherlands on January 23, 2013. The allegations contained in the summons relate to seven process safety incidents and environmental spills that occurred between 2005 and 2008 at Dow Benelux B.V.'s Terneuzen manufacturing facility. The Public Prosecutor alleges that each of the incidents constitutes a violation of certain Netherlands safety procedures and environmental regulations, notably Section 5 of the Major Accidents Decree 1999 and/or Section 18.18 of the Environmental Act. In addition, five of the incidents allegedly also constitute a violation of Section 173a of the Dutch Criminal Code. If convicted, Dow Benelux B.V. may face sanctions including fines in excess of $100,000.

ITEM 1A.  RISK FACTORS.
There were no material changes in the Company's risk factors in the third quarter of 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The Company does not currently have a share repurchase program, and there were no purchases of the Company's common stock by the Company during the three months ended September 30, 2012.

ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 6.  EXHIBITS.
See the Exhibit Index of this Quarterly Report on Form 10-Q for exhibits filed with this report.

The Dow Chemical Company and Subsidiaries Trademark Listing

The following trademarks or service marks of The Dow Chemical Company and certain affiliated companies of Dow appear in this report: ACRYSOL, ADCOTE, AFFINITY, AMPLIFY, AQUA-LAM, ASPUN, ATTANE, CONTINUUM, COSEAL, DOW, DOWLEX, ECOLIBRIUM, ELITE, ENDURANCE, ENGAGE, ENLIGHT, HEALTH+, HYPOD, INFUSE, INTEGRAL, LAMAL, MOR-AD, MOR-FREE, MORPRIME, MORSTIK, NORDEL, NYLOPAK, OPTICITE, PRIMACOR, PRIMAL, PROCITE, RHOPLEX, ROBOND, ROVACE, SARAN, SARANEX, SEALUTION, SERFENE, SI-LINK, STYROFOAM, TAMOL, TRENCHCOAT, TRYCITE, TUFLIN, TYBRITE, UNIGARD, VERSIFY

The following trademarks or service marks of Dow AgroSciences LLC and certain affiliated companies of Dow AgroSciences LLC appear in this report: HERCULEX, REFUGE ADVANCED

The following trademark of Monsanto Technology LLC appears in this report: SmartStax. SmartStax multi-event technology developed by Dow AgroSciences LLC and Monsanto

The Dow Chemical Company and Subsidiaries Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOW CHEMICAL COMPANY
Registrant
Date: October 30, 2012

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