Form 10-K
period 2012-12-31
DOW CHEMICAL CO /DE/
filed 2013-02-15
CIK 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2012
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
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: 989-636-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $2.50 per share	New York Stock Exchange

Debentures, 6.85%, final maturity 2013	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☑  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐  Yes    ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                 ☑  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                    ☑  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                     ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes      ☑ No
The aggregate market value of voting common stock held by non-affiliates as of June 30, 2012 (based upon the closing price of $31.50 per common share as quoted on the New York Stock Exchange), was approximately $37.6 billion. For purposes of this computation, it is assumed that the shares of voting stock held by Directors and Officers would be deemed to be stock held by affiliates. Non-affiliated common stock outstanding at June 30, 2012 was 1,193,921,926 shares.
Total common stock outstanding at January 31, 2013 was 1,204,364,155 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Part III: Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2013.

The Dow Chemical Company
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2012

The Dow Chemical Company and Subsidiaries

FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report including, without limitation, the following sections: “Item 1. Business,” “Management's Discussion and Analysis,” and “Risk Factors.” These forward-looking statements are generally identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (Part 1, Item 1A of this Form 10-K). The Dow Chemical Company undertakes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

The Dow Chemical Company and Subsidiaries
PART I, Item 1. Business.

THE COMPANY

The Dow Chemical Company was incorporated in 1947 under Delaware law and is the successor to a Michigan corporation, of the same name, organized in 1897. The Company's principal executive offices are located at 2030 Dow Center, Midland, Michigan 48674. Throughout this Annual Report on Form 10-K, except as otherwise indicated by the context, the terms “Company” or “Dow” as used herein mean The Dow Chemical Company and its consolidated subsidiaries.

Available Information
The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge through the Investor Relations section of the Company's website (www.dow.com/investors), as soon as reasonably practicable after the reports are electronically filed or furnished with the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains these reports as well as proxy statements and other information regarding issuers that file electronically. The SEC's website is at www.sec.gov. The Company's website and its content are not deemed incorporated by reference into this report.

General
Dow combines the power of science and technology to passionately innovate what is essential to human progress. The Company connects chemistry and innovation with the principles of sustainability to help address many of the world's most challenging problems such as the need for clean water, renewable energy generation and conservation, and increasing agricultural productivity. Dow's diversified industry-leading portfolio of specialty chemicals, advanced materials, agrosciences and plastics businesses delivers a broad range of technology-based products and solutions to customers in approximately 160 countries and in high growth sectors such as electronics, water, energy, coatings and agriculture. In 2012, Dow had annual sales of $56.8 billion and employed approximately 54,000 people worldwide. The Company's more than 5,000 products are manufactured at 188 sites in 36 countries across the globe. The Company conducts its worldwide operations through global businesses, which are reported in six operating segments: Electronic and Functional Materials, Coatings and Infrastructure Solutions, Agricultural Sciences, Performance Materials, Performance Plastics and Feedstocks and Energy.

Strategy
Dow's strategy is to preferentially invest in a portfolio of technology-integrated, market-driven performance businesses that create value for our stockholders and growth for our customers as well as manage a portfolio of asset-integrated, building-block businesses to generate value for our downstream portfolio.

BUSINESS SEGMENTS AND PRODUCTS

ELECTRONIC AND FUNCTIONAL MATERIALS
Electronic and Functional Materials develops and markets customized materials using advanced technology and unique chemistries for specialty applications ranging from semiconductors and liquid crystal displays to microbial protection for the oil and gas industry and cellulosics for innovative pharmaceutical drug formulation and healthier foods. These businesses serve the needs of market segments as diverse as: electronics and entertainment; healthcare and medical; energy; water; and consumer and home goods. The segment's commitment to continuous innovation and rapid new product development enable it to maximize opportunities in emerging geographies and high-growth industries.

Details on Electronic and Functional Materials' 2012 sales, by business and geographic area, are as follows:

2012 Sales by Business

DOW ELECTRONIC MATERIALS
FUNCTIONAL MATERIALS

2012 Sales by Geography
ASIA PACIFIC
EMEA
LATIN AMERICA
NORTH AMERICA

Dow Electronic Materials
Dow Electronic Materials is a leading global supplier of enabling materials for applications such as consumer electronic devices, flat-panel displays and telecommunications. The business produces materials for chemical mechanical planarization ("CMP"); materials used in the production of electronic displays, including films and filters; metalorganic precursors for light-emitting diodes ("LEDs"); organic light-emitting diode ("OLED") materials; products and technologies that drive leading-edge semiconductor design; materials used in the fabrication of printed circuit boards; and integrated metallization processes for metal finishing and decorative applications.

Dow Electronic Materials is comprised of four principal businesses, each serving one or more key market segments, as noted below:

Business	Market Segments	Technologies
Semiconductor Technologies	Integrated circuit fabrication for memory and logic	CMP consumables, photolithography materials
Interconnect Technologies	Printed circuit board, electronics and industrial finishing	Interconnect process chemistries
Display Technologies	Display materials	Display films and filters, OLED materials
Growth Technologies	New and emerging technologies	Advanced chip packaging materials, metalorganic precursors, optical and ceramic materials

Functional Materials
The Functional Materials portfolio of businesses creates performance-enhancing solutions that enable customers to differentiate their products in the global pharmaceutical, food, water, energy and home and personal care markets. This group also provides key materials for industrial uses around the world.

Functional Materials principal businesses each serve one or more key market segments, as noted below:

Business	Market Segment	Technologies
Dow Consumer and Industrial Solutions	Consumer and home care, healthcare and medical, industrial materials
Technologies that enable personal care companies to differentiate the performance of their hair care, sun care and skin care products often with improved sustainability profiles. Specialty, niche products for use in coatings, metal working fluids and automotive applications.

Dow Microbial Control	Energy (oil and gas), industrial and consumer goods, water and water processing	Comprehensive microbial control technology to predict, diagnose and sustainably solve the planet's most difficult microbial challenges.
Dow Wolff Cellulosics	Energy (oil and gas); pharmaceutical, food and nutrition; industrial materials
Celluosic and other technologies used to help bring new classes of medicines to market and enable foods that are healthier (gluten-free, reduced oil/fat content). Materials used in coatings, oil and gas drilling and many other industrial applications.

Competition
Electronic and Functional Materials experiences competition in each business within the segment. The competitors include many large, multinational chemical firms based in Europe, Asia Pacific and the United States, as well as a number of regional and local competitors. The segment's products have unique performance characteristics that are required by customers who demand a high-level of customer service and technical expertise from the Company's sales force and scientists; therefore, Dow is well positioned to withstand competitive threats. Key competitors for this segment include the following: Ashland, BASF, JSR Micro, Lonza and Shin-Etsu Chemical.

Joint Ventures
Electronic and Functional Materials includes a portion of the Company's share of the results of Dow Corning Corporation, a joint venture that manufactures silicone and silicone products, which is owned 50 percent by the Company.

COATINGS AND INFRASTRUCTURE SOLUTIONS
Coatings and Infrastructure Solutions is comprised of an industry-leading portfolio of businesses utilizing advanced technology to deliver products ranging from low volatile organic compound ("VOC") coatings to building insulations and adhesives to next-generation solar and water technologies. With unmatched research and development ("R&D") capabilities, a broad range of chemistries, extensive geographic reach and strong channels to market, this segment is well positioned to capitalize on market trends. The segment has broad geographic reach with sales in nearly 140 countries and R&D and manufacturing facilities located in key geographic areas.

Details on Coatings and Infrastructure Solutions' 2012 sales, by business and geographic area, are as follows:

2012 Sales by Business

DOW BUILDING AND CONSTRUCTION
DOW COATING MATERIALS
DOW WATER AND PROCESS SOLUTION
PERFORMANCE MONOMERS

2012 Sales by Geography
ASIA PACIFIC
EMEA
LATIN AMERICA
NORTH AMERICA

Dow Building and Construction
The Dow Building and Construction business is comprised of three global businesses - Dow Building Solutions, Dow Construction Chemicals and Dow Solar Solutions - that offer extensive lines of industry-leading insulation, housewrap, sealant and adhesive products and systems, as well as construction chemical solutions and building-integrated photovoltaics. Through its strong sales support, customer service and technical expertise, Dow Building Solutions provides meaningful solutions for improving the energy efficiency in homes and buildings today, while also addressing the industry's emerging needs and demands. Dow Construction Chemicals provides solutions for increased durability, greater water resistance and lower systems costs. As a leader in insulation solutions, the business' products help curb escalating utility bills, reduce a building's carbon footprint and provide a more comfortable indoor environment. Dow Solar Solutions is growing solar adoption with DOW POWERHOUSE™ Solar Shingles, a roofing product that is also a solar collector to help solve global energy challenges.

Dow Coating Materials
The Dow Coating Materials business manufactures and delivers solutions that leverage high quality, technologically advanced product offerings for architectural paint and coatings, as well as, industrial coatings applications, including packaging, pipelines, wood, automotive, marine, maintenance and protective industries. The business is a leader in the conversion of solvent to water-based technologies, which enable customers to offer more environmentally friendly products, including low VOC paints and other sustainable coatings.

Dow Water and Process Solutions
Dow Water and Process Solutions is a leading provider of purification and separation technologies. The business provides the critical technology, including reverse osmosis membranes and ion exchange resins, to help customers with a broad array of needs such as reusing waste water streams, making fresh drinking water from sea water, creating a closed loop water system for oil field operations, making controlled release drugs possible, and removing impurities in dairy processing. A primary goal of the business is to drive down the cost and energy requirements to treat water.

Performance Monomers
The Performance Monomers business produces specialty monomer products that are sold externally as well as consumed internally as building blocks used in downstream polymer businesses. The business' products are used in several applications, including cleaning materials, personal care products, paints, coatings and inks.

Coatings and Infrastructure Solutions' businesses each serve one or more key market segments, as noted below:

Business	Major Products	Applications/Market Segments
Dow Building and Construction
AQUASET™ acrylic thermosetting resins, DOW™ latex powders, DOW POWERHOUSE™ solar shingles, FROTH-PAK™ foam insulation and sealants, GREAT STUFF™ insulating foam sealants and adhesives, RHOPLEX™ and PRIMAL™ acrylic polymer emulsions, STYROFOAM™ brand insulation products, WALOCEL™ cellulose ethers

Delivering energy efficiency and durability to new and retrofit construction; insulation, weatherization and air sealing; caulks and sealants; elastomeric roof coatings; exterior insulation finishing systems; roof tiles; siding coatings; roofing and solar energy collector

Dow Coating Materials	AVANSE™ acrylic resin, EVOQUE™ pre-composite polymer, FASTRACK™ technology, OUDRA™ solution series, PROSPERSE™ polymers, ROSHIELD™ acrylic resin
Providing hiding and durable properties to hiding performance binders; maintenance and protective coatings; oil and gas pipeline, bridges, barges and petrochemical plants; traffic paints and road markings; metal and wood coatings

Dow Water and Process Solutions
DOW ADSORBSIA™ selective media, DOW EDI™ modules, DOWEX™ and AMBERJET™ ion exchange resins, DOWEX™ OPTIPORE™ polymeric adsorbent resins, DOW FILMTEC™ reverse osmosis and nanofiltration elements, TEQUATIC™ PLUS fine particle filter AMBERLYST™ polymeric catalysts
Providing the right, cost effective separation technology for water treatment and filtration; energy (power, oil and gas); pharmaceutical; food and beverage; chemical processing
Performance Monomers	Acrylates, methacrylates, vinyl acetate monomers
Super absorbents, water treatment, flocculants and detergents, crylic sheets, coatings, inks and paints, molding compounds, impact modifiers and electronic displays, adhesives, textiles, automotive and architectural safety glass

Competition
Competitors of the Coatings and Infrastructure Solutions segment include many large multinational chemical firms based in Europe, Asia Pacific and the United States, as well as a number of regional and local competitors. The segment's products have unique performance characteristics that are required by customers who demand a high-level of customer service and expertise from our sales force and scientists; therefore, Dow is well positioned to withstand competitive threats. The segment's key competitors include: Arkema, BASF, Hydranautics, Lanxess and Owens-Corning.

Joint Ventures
Coatings and Infrastructure Solutions includes a portion of the Company's share of the results of Dow Corning Corporation, a joint venture that manufactures silicone and silicone products, which is owned 50 percent by the Company.

AGRICULTURAL SCIENCES
The Agricultural Sciences segment is a global leader in providing crop protection and plant biotechnology products, urban pest management solutions and healthy oils. The business invents, develops, manufactures and markets products for use in agriculture, industrial and commercial pest management, and food service. The segment has broad global reach with sales in more than 130 countries and R&D and manufacturing facilities located in all geographic areas. Growth is achieved through the development of innovative new products and technologies, successful segmentation of market offerings with leading brands, diverse channels to market, cost competitive positions, strategic bolt-on acquisitions, and commercial and R&D collaborations. The Company is committed to the development of innovative new biological and crop protection products and technologies.

Details on Agricultural Sciences' 2012 sales, by business and geographic area, are as follows:

2012 Sales by Business
CROP PROTECTION
SEEDS, TRAITS AND OILS
OTHER

2012 Sales by Geography

ASIA PACIFIC
EMEA
LATIN AMERICA
NORTH AMERICA

Products
Key product lines, including crop application, are listed below:

Crop Application
Key Product Lines	Canola	Cereals	Corn	Cotton	Range and Pasture	Rice	Soybeans	Sunflower	Trees, Fruits and Vegetables	Others
Insecticides	x	x	x	x		x	x	x	x	x
Fungicides		x				x	x		x	x
Herbicides	x	x	x	x	x	x	x	x	x	x
Seeds, Traits and Oils	x	x	x	x	x		x	x		x
Other			x						x	x

The Company's ability to produce seeds can be materially impacted by weather conditions and the availability of reliable contract growers.

Major brands, by key product line, are listed below:

Key Product Lines	Brands
Insecticides	LORSBAN™; RADIANT™; SENTRICON™; TELONE™; TRACER™
Fungicides	DITHANE™
Herbicides	BROADWAY™; CLINCHER™; FENCER™; GARLON™; LONTREL™; MILESTONE™; PRIMUS™; STARANE™; SURESTART™; TORDON™
Seeds, Traits and Oils	AGROMEN™ seeds; BRODBECK™ seeds; DAIRYLAND SEED™; Grand Valley Hybrids; HYLAND™ seeds; MYCOGEN™ seeds; NEXERA™; PFISTER™ seeds; PHYTOGEN™; PRAIRIE BRAND SEEDS™; Renze Seeds; TRIUMPH™ seed
Other	HARVISTA™; N-SERVE™; RIPELOCK™

Agricultural Sciences is focused on delivering results through technology leadership, including the following:
•SmartStax® Insect Trait Technology(1)
•POWERCORE™ Insect Trait Technology(1)
•REFUGE ADVANCED® powered by SmartStax®(1)
•ENLIST™ Weed Control System(2)
•Omega-9 Healthier Oils
•New crop protection technologies - sulfoxaflor, spinetoram, pyroxsulam, aminopyralid and penoxsulam

(1)
Smartstax® and POWERCORE™ multi-event technology developed by Dow AgroSciences LLC and Monsanto. Smartstax®, the Smartstax® logo, POWERCORE™ and the POWERCORE™ logo are trademarks of Monsanto Technology, LLC.

(2)	Components of the ENLIST™ Weed Control System have not yet received regulatory approvals; approvals are pending.

Patents, Trademarks and Licenses
Agricultural Sciences has significant technology-driven growth, led by plant biotechnology traits and crop protection products that utilize proprietary formulations. As a result, the Company uses patents, trademarks, licenses and registrations to protect its investment in germplasm, traits and proprietary chemistries and formulations. The Company also licenses plant biotechnology traits from third parties and engages in research collaborations with global industry, academia, and governments. The Company does not regard the Agricultural Sciences segment as being materially dependent on any single or group of related patents, trademarks, licenses or registrations.

Competition
Agricultural Sciences competes with producers of crop protection chemicals and agricultural biotechnology in the United States and abroad. The Company competes on the basis of technology and trait leadership, price, quality and cost competitiveness. Key competitors include BASF, Bayer, E. I. DuPont de Nemours, Monsanto and Syngenta.

Distribution
Agricultural Sciences has a diverse worldwide network which markets and distributes the Company's brands to customers globally. This network consists of the Company's sales and marketing organization partnering with distributors, independent retailers and growers, cooperatives and agents throughout the world.

Seasonality
Agricultural Sciences sales and EBITDA are strongest in the first half of the year, aligning with the planting and growing season in the northern hemisphere, where approximately 70 percent of the segment's annual sales are generated. Inventory tends to be at its low point in the second quarter of the year, consistent with peak sales in the northern hemisphere, and reaches its highest levels in the third and fourth quarters. Accounts receivable tend to be highest in the first quarter of the year, also consistent with the peak sales period.

PERFORMANCE MATERIALS
The Performance Materials segment is comprised of eleven market-focused, technology-driven, customer-centric businesses that are advantaged through integration and driven by innovative technology and solutions. Products produced by this segment are back-integrated into feedstocks, supporting a low-cost manufacturing base and consistent, reliable supply. The Performance Materials segment is positioned for growth through diverse markets and product offerings. The segment has broad geographic reach with sales in over 140 countries and manufacturing facilities located in all geographic areas. Performance Materials has a diverse product line that serves customers in a large number of industries, including automotive, consumer, construction, infrastructure, oil and gas, appliance and electronics.
Details on Performance Materials' 2012 sales, by business and geographic area, are as follows:

2012 Sales by Business
AMINES
CHLORINATED ORGANICS
DOW AUTO SYSTEMS
DOW FORMULATED SYSTEMS
DOW PLASTIC ADDITIVES
EPOXY
DOW OIL AND GAS
OXYGENATED SOLVENTS
POLYGLYCOLS
POLYURETHANES
PO/PG

2012 Sales by Geography
ASIA PACIFIC
EMEA
LATIN AMERICA
NORTH AMERICA

Products
Major products by business and applications/market segments are listed below:

Business	Major Products	Applications/Market Segments
Amines	Chelants, ethanolamines, ethyleneamines, isopropanolamines	Agriculture, construction, consumer and institutional goods, electronics, home and personal care, industrial applications, paper, transportation, utilities
Chlorinated Organics	Chloroform, methyl chloride, methylene chloride, perchloroethylene, trichloroethylene	Cleaning applications, construction, fluoropolymers, pharmaceuticals, refrigerants, water treatment
Dow Automotive Systems	Acoustical foam, composites, elastic and structural adhesives, one-coat adhesives	Automotive, transportation
Dow Formulated Systems	Formulated epoxy and polyurethane systems	Construction insulation, flooring, footwear, furniture, industrial applications, infrastructure, wind energy solutions
Dow Oil and Gas	Demulsifiers, drilling and completion fluids, heat transfer fluids, perchloroethylene, rheology modifiers, scale inhibitors, shale inhibitors, specialty amine solvents, surfactants, water clarifiers	Enhanced oil recovery, gas processing, oil and gas exploration and production, oil and gas transmission, power, refining
Dow Plastics Additives	Additives for the processing and modification of thermoplastic and thermosetting plastic materials	Building and construction, consumer goods, electronics, packaging, transportation
Epoxy	Epoxy resins, hardeners and intermediates	Civil engineering, composites, consumer goods, electrical laminates, infrastructure
Oxygenated Solvents	Acetone derivatives, butyl glycol ethers, glycol ethers, low-VOC solvents, methyl isobutyl	Agriculture, animal feed preservation, coatings, consumer and industrial goods, electronics, lubricant additives
Polyglycols, Surfactants and Fluids	Heat-transfer fluids, polyalkylene glycol, polyethylene glycol, surfactants	Aircraft deicing, consumer goods, industrial goods, infrastructure, food, pharmaceutical, transportation
Polyurethanes	Polyether polyols, methylene diphenyl diisocyanate ("MDI"), toluene diisocyanate ("TDI")	Appliances, automotive, bedding, building and construction, electronics, flooring, footwear, furniture, industrial, infrastructure, packaging and transportation
Propylene Oxide / Propylene Glycol	Propylene oxide (produced via the chlorohydrin process; also produced using hydrogen peroxide to propylene oxide manufacturing technology (1)), propylene glycol, synthetic glycerine
Aircraft deicing fluids, animal feed, beverages, cosmetics, food and flavorings, heat transfer fluids, hydraulic and brake fluids, paints and coatings, pharmaceuticals, unsaturated polyester resins, urethanes

(1)    Hydrogen peroxide to propylene oxide manufacturing technology is utilized by MTP HPPO Manufacturing Company Limited, a Thailand-based consolidated variable interest entity ultimately owned 50 percent by the Company and 50 percent by SCG Chemicals Co. Ltd.; and BASF DOW HPPO Production B.V.B.A., a Belgium-based joint venture ultimately owned 100 percent by HPPO Holding & Finance C.V., which is owned 50 percent by the Company and 50 percent by BASF.

Competition
Competition for the Performance Materials segment varies based on the business. Key competitors include large, international chemical companies as well as chemical divisions of major national and international oil companies. Performance Materials back-integration into feedstocks supports a low-cost manufacturing base and consistent, reliable product supply. Dow is a full-service supplier with a global technical service network located close to the customer, which allows the Company to fuel growth in specialty applications and collaborate with customers to invent unique chemistries and tailored solutions. In addition to its competitive cost position, reliable supply and superior customer service, the Company also competes worldwide on the basis of quality, technology and price. Key competitors include BASF, Bayer and Huntsman.

Distribution
The Performance Materials segment markets its products primarily through the Company's sales force and also utilizes distributors worldwide.

Joint Ventures
Key joint ventures that impact the Performance Materials segment are listed below:

•
Map Ta Phut Olefins Company Limited - effective ownership is 33 percent of which the Company directly owns 20 percent and indirectly owns 13 percent through its equity interest in Siam Polyethylene Company Limited and Siam Synthetic Latex Company Limited. This Thailand-based company manufactures propylene and ethylene.

•
A portion of the results of Sadara Chemical Company - a development-stage Saudi Arabian company that will manufacture chlorine, ethylene and propylene for internal consumption and will produce and market high-value added chemical products and performance plastics; owned 35 percent by the Company.

Divestitures
The Performance Materials segment included Dow Haltermann until it was fully divested at December 31, 2011.

PERFORMANCE PLASTICS
The Performance Plastics segment is a solution-oriented portfolio composed primarily of four businesses, Dow Elastomers, Dow Electrical and Telecommunications, Dow Hygiene and Medical and Dow Performance Packaging. The segment also includes Dow Polypropylene Licensing and Catalyst, which licenses the UNIPOL™ process for the production of polypropylene as well as catalyst systems. These businesses serve high-growth, high value sectors where Dow's world-class technology and rich innovation pipeline creates competitive advantages for customers and the entire value chain. These businesses have complimentary market reach, asset capabilities and technology platforms that provide the Company with immediate and long-term growth synergies. The segment has broad geographic reach with sales in more than 100 countries and manufacturing facilities located in all geographic areas. Market growth is expected to be driven by major shifts in population demographics, improving socioeconomic status in emerging geographies, consumer and brand owner demand for increased consumer convenience, efforts to reduce food waste, growth in telecommunications networks, specifically broadband and LTE networks, and global development of electrical transmission and distribution infrastructure and renewable energy applications.

Details on Performance Plastics' 2012 sales, by business and geographic area, are as follows:

2012 Sales by Geography

ASIA PACIFIC
EMEA
LATIN AMERICA
NORTH AMERICA

Products
Major products by business and applications/market segments are listed below:

Business	Major Products	Applications/Market Segments
Dow Elastomers	Elastomers, plastomers, ethylene propylene diene monomer elastomers ("EPDMs")	Adhesives, footwear, housewares, infrastructure, sports recreation, toys and infant products, transportation
Dow Electrical and Telecommunications	Wire and cable insulation, semiconductive and jacketing compound solutions, bio-based plasticizers	Building and construction, electrical transmission and distribution infrastructure, telecommunications infrastructure
Dow Hygiene and Medical	Acrylics, polyethylene, low-density polyethylene, polyolefin emulsions, polyolefin plastomers	Medical end-use, personal care products
Dow Performance Packaging	Linear low-density polethylene, low-density polyethylene, high-density polyethylene	Adhesives, flexible packaging for food and beverages; rigid packaging for food, household goods and industrial products; sealants; unitization films; and water, natural gas and irrigation pipe

The segment strategically locates its polyethylene production units near its hydrocarbon cracking facilities to enable back-integration into feedstocks. As a result, the segment sources ethylene from internally produced sources and propylene from both internal and external sources. In 2012, the Performance Plastics segment consumed 69 percent of Dow's internal ethylene production.

Competition
Competition for the Performance Plastics segment includes chemical divisions of major national and international oil companies, which provide competition in the United States and abroad. Dow competes worldwide on the basis of product quality, product supply, technology, price and customer service. Performance Plastics stands to gain considerably from favorable shale gas dynamics in the United States, which will further strengthen the Company's low-cost position and enhance global cost competitiveness. Key competitors include ExxonMobil, INEOS, LyondellBasell, Mitsui and SABIC.

Joint Ventures
Joint ventures play an integral role within the Performance Plastics segment by dampening earnings cyclicality and improving earnings growth. Key joint ventures are listed below:

Aligned 100 percent with Performance Plastics

•
Univation Technologies, LLC - a United States-based company that develops, markets and licenses the UNIPOL™ polyethylene process technology and related catalysts, including metallocene catalysts; owned 50 percent by the Company.

Performance Plastics includes a portion of the results of:

•	EQUATE Petrochemicals Company K.S.C. - a Kuwait-based company that manufactures ethylene, polyethylene and ethylene glycol; owned 42.5 percent by the Company.

•	The Kuwait Olefins Company K.S.C. - a Kuwait-based company that manufactures ethylene and ethylene glycol; owned 42.5 percent by the Company.

•
The SCG-Dow Group consists of Siam Polyethylene Company Limited - owned 50 percent; Siam Polystyrene Company Limited - owned 50 percent; Siam Styrene Monomer Co., Ltd. - owned 50 percent; and Siam Synthetic Latex Company Limited - owned 50 percent. These Thailand-based companies manufacture polyethylene, polystyrene, styrene and latex.

•
Sadara Chemical Company - a development-stage Saudi Arabian company that will manufacture chlorine, ethylene and propylene for internal consumption and will produce and market high-value added chemical products and performance plastics; owned 35 percent by the Company.

Divestitures
On September 30, 2011, the Company sold its global Polypropylene business to Braskem SA. The transaction did not include Dow's Polypropylene Licensing and Catalyst business. The Polypropylene business was reported in the Performance Plastics segment through the date of the divestiture.

FEEDSTOCKS AND ENERGY
The Feedstocks and Energy segment is the largest global producer of ethylene, chlorine, caustic soda and purified ethylene oxide. This segment is also a leading purchaser and producer of propylene and one of the world's largest industrial energy producers. Combining best-in-class technologies, unparalleled scale and highly integrated operations, Feedstocks and Energy supplies cost-advantaged building blocks to our performance and market driven businesses. The majority of Dow's advantaged internal feedstock supply is used to enable our downstream businesses. In 2012, 88 percent of ethylene, 97 percent of chlorine, 86 percent of propylene and 90 percent of ethylene oxide produced internally by Dow were consumed by downstream derivatives. The Company strategically locates its downstream production units near its hydrocarbon cracking facilities to enable back-integration into feedstocks.

Dow's global scale and feedstock flexibility creates a cost-advantaged foundation for the Company's downstream, market-driven businesses. In North America, new shale gas opportunities - and the resulting increased supplies and stabilized raw material prices - have made the Company's ethane- and propane-based production more cost-competitive. The Company's U.S. and European hydrocarbon cracking facilities allow Dow to use different feedstocks in response to price conditions. Meanwhile, the Company's recently announced U.S. Gulf Coast investments will strengthen ethylene and propylene integration and establish a platform for growth of Dow's downstream businesses.

Details on Feedstocks and Energy's 2012 sales, by business and geographic area, are as follows:

2012 Sales by Business
CHLOR-ALKALI
/CHLOR-VINYL
ENERGY
EO/EG
HYDROCARBONS

2012 Sales by Geography
ASIA PACIFIC
EMEA
LATIN AMERICA
NORTH AMERICA

Products
A listing of the businesses, with products and key applications/market segments, are listed below:

Business	Major Products	Applications/Market Segments
Chlor-Alkali / Chlor-Vinyl
Chlor-Alkali provides cost-advantaged chlorine feedstock for Dow's performance businesses

Chlor-Vinyl includes caustic soda, a co-product of the Chlor-Alkali manufacturing process; Ethylene dichloride (EDC) and Vinyl chloride monomer (VCM) essential to production of polyvinyl chloride (PVC)

Chlor-Alkali - Automobiles, bedding, electronics, furniture, personal protection equipment, pharmaceuticals, textiles

Chlor-Vinyl - Agricultural chemicals; alumina, pulp and paper; bleaches and detergents; building and construction materials; medical devices; municipal and residential water piping systems; pharmaceuticals; textiles

Ethylene Oxide / Ethylene Glycol
Ethylene oxide (EO) feedstock supply for downstream derivatives; approximately 90 percent of EO manufactured by Dow is consumed by Dow businesses or joint ventures

Ethylene glycol (EG) is supplied to MEGlobal, a 50:50 joint venture and a world leader in the manufacturing and marketing of merchant monoethylene glycol and diethylene glycol

EO - automotive components, brake fluids, coating for safety glasses, cosmetics and personal care products, food packaging, furnishings, paints, textiles

EG - aircraft and runway deicers, food and beverage containers, polyester fiber, polyester film and runway deicers

Hydrocarbons	Ethylene, propylene, benzene, butadiene, cumene, octene, aromatics co-products, crude C4 Advantaged feedstock positions in the United States, Canada, Argentina and the Middle East	Product integration ranging from feedstocks and monomers to a myriad of products used by derivative businesses
Energy	Power, steam and other utilities	Principally for use in Dow's global operations

Joint Ventures
Joint ventures play an integral role within the Feedstocks and Energy segment by dampening earnings cyclicality, improving earnings growth and enabling access to high growth markets. Key joint ventures are listed below:

Aligned 100 percent with Feedstocks and Energy

•	MEGlobal - headquartered in Dubai, United Arab Emirates and manufactures and markets monoethylene glycol, diethylene glycol and polyethylene terephthalate resins; owned 50 percent by the Company.

Feedstocks and Energy includes a portion of the results of:

•	EQUATE Petrochemicals Company K.S.C. - a Kuwait-based company that manufactures ethylene, polyethylene and ethylene glycol; owned 42.5 percent by the Company.

•	The Kuwait Olefins Company K.S.C. - a Kuwait-based company that manfactures ethylene and ethylene glycol; owned 42.5 percent by the Company.

•
The SCG-Dow Group consists of Siam Polyethylene Company Limited - owned 50 percent; Siam Polystyrene Company Limited - owned 50 percent; Siam Styrene Monomer Co., Ltd. - owned 50 percent; and Siam Synthetic Latex Company Limited - owned 50 percent. These Thailand-based companies manufacture polyethylene, polystyrene, styrene and latex.

Freeport LNG
Dow has a long-term agreement with Freeport LNG Development, L.P. ("FLNG") to use 0.5 billion cubic-feet-per-day of regasification capacity at FLNG's 1.6 billion cubic-feet-per-day liquified natural gas ("LNG") receiving terminal in Quintana, Texas. In addition, Texas LNG Holdings LLC, a subsidiary of Dow, owns a 15 percent limited partner interest in FLNG. This investment was made in 2004 when the cost of developing oil and gas reserves in the United States was sufficiently high that LNG was a competitive alternative for securing natural gas, an essential raw material and energy source for Dow's operations. Current market conditions favor the flow of LNG to overseas markets; therefore, Dow's utilization of the FLNG's terminal is expected to be limited. Dow is responsible for monthly process-or-pay payments to FLNG irrespective of whether it utilizes the terminal for regasification. The financial impact of this capacity underutilization is not expected to be material to the Company's future earnings or cash flows.

CORPORATE
Corporate includes results of the Company's insurance company operations, the results of Ventures (which includes new business incubation platforms focused on identifying and pursuing new commercial opportunities); Venture Capital; non-business aligned technology licensing and catalyst activities; environmental operations; enterprise level mega project activities; gains and losses on sales of financial assets; stock-based compensation expense and severance costs; asbestos-related defense and resolution costs; foreign exchange results; and certain corporate overhead costs and cost recovery variances not allocated to the operating segments.

INDUSTRY SEGMENTS AND GEOGRAPHIC AREA RESULTS
See Note 24 to the Consolidated Financial Statements for information regarding sales, EBITDA and total assets by segment as well as sales and total assets by geographic area.

SIGNIFICANT CUSTOMERS AND PRODUCTS
All products and services are marketed primarily through the Company’s sales force, although in some instances more emphasis is placed on sales through distributors.

Thirteen percent of the sales of the Feedstocks and Energy segment in 2012 were to one customer with which the Company has ongoing supply contracts. Other than sales to this customer, no significant portion of any operating segment's sales is dependent upon a single customer.

No single product accounted for more than 5 percent of the Company’s consolidated net sales in 2012.

RAW MATERIALS
The Company operates in an integrated manufacturing environment. Basic raw materials are processed through many stages to produce a number of products that are sold as finished goods at various points in those processes. The two major raw material streams that feed the integrated production of the Company’s finished goods are chlorine-based and hydrocarbon-based raw materials.

Salt, natural brine and electricity are the base raw materials used in the production of chlor-alkali products and derivatives. The Company owns salt deposits in Louisiana and Texas; Alberta, Canada; Brazil; and Germany. The Company also produces a portion of its electricity needs in Louisiana and Texas; Alberta, Canada; and Germany.

The Company purchases hydrocarbon raw materials including ethane, propane, butane, naphtha and condensate as feedstocks. These raw materials are used in the production of both saleable products and energy. The Company also purchases certain monomers, primarily ethylene and propylene to supplement internal production. The Company purchases natural gas, mainly to generate electricity, and purchases electric power to supplement internal generation. Expenditures for hydrocarbon feedstocks and energy accounted for 37 percent of the Company’s production costs and operating expenses for the year ended December 31, 2012. The Company purchases these raw materials on both short- and long-term contracts.

Significant raw materials, by operating segment, are listed below:

Significant Raw Materials
Raw Material	Electronic and Functional Materials	Coatings and Infrastructure Solutions	Agricultural Sciences	Performance Materials	Performance Plastics	Feedstocks and Energy
Acetone		x		x
Ammonia		x		x
Aniline				x
Benzene		x		x		x
Bisphenol A				x
Butadiene				x
Butane						x
Butene						x
Cumene				x
Chlorine (1)	x		x	x		x
Condensate						x
Electric Power						x
Ethane						x
Ethylene (2)		x			x	x
Hexene					x
Hydrogen Peroxide				x
Liquified Petroleum Gases						x
Methanol		x		x
Naphtha						x
Natural Brine						x
Natural Gas						x
Octene					x	x
Phenol				x
Propane	x					x
Propylene (2)	x	x		x		x
Salt						x
Styrene		x		x
Toluene Diamine				x
(1)    Produced by the Company for internal consumption.
(2)    Produced by the Company and procured from external sources for internal consumption.

The Company had adequate supplies of raw materials during 2012, and expects to continue to have adequate supplies of raw materials in 2013.

RESEARCH AND DEVELOPMENT
The Company is engaged in a continuous program of basic and applied research to develop new products and processes, to improve and refine existing products and processes, and to develop new applications for existing products. Research and development expenses were $1,708 million in 2012, $1,646 million in 2011 and $1,660 million in 2010. At December 31, 2012, the Company employed approximately 6,800 people in various research and development activities.

PATENTS, LICENSES AND TRADEMARKS
The Company continually applies for and obtains U.S. and foreign patents and has a substantial number of pending patent applications throughout the world. At December 31, 2012, the Company owned 3,702 active U.S. patents and 15,546 active foreign patents as follows:

Patents Owned at December 31, 2012
	United States	Foreign
Electronic and Functional Materials	1,002	3,440
Coatings and Infrastructure Solutions	588	3,000
Agricultural Sciences	599	2,207
Performance Materials	574	2,695
Performance Plastics	746	3,608
Feedstocks and Energy	48	227
Corporate	145	369
Total	3,702	15,546

Remaining Life of Patents Owned at December 31, 2012
	United States	Foreign
Within 5 years	941	2,968
6 to 10 years	1,165	5,576
11 to 15 years	956	5,622
16 to 20 years	640	1,380
Total	3,702	15,546

Dow’s primary purpose in obtaining patents is to protect the results of its research for use in operations and licensing. Dow is also party to a substantial number of patent licenses and other technology agreements. The Company had revenue related to patent and technology royalties totaling $448 million in 2012, $437 million in 2011 and $191 million in 2010. The Company incurred royalties to others of $185 million in 2012, $114 million in 2011 and $111 million in 2010. Dow also has a substantial number of trademarks and trademark registrations in the United States and in other countries, including the “Dow in Diamond” trademark. Although the Company considers that its patents, licenses and trademarks in the aggregate constitute a valuable asset, it does not regard its business as being materially dependent on any single or group of related patents, licenses or trademarks.
PRINCIPAL PARTLY OWNED COMPANIES
Dow’s principal nonconsolidated affiliates at December 31, 2012, including direct or indirect ownership interest for each, are listed below:

•	Dow Corning Corporation - 50 percent - a U.S. company that manufactures silicone and silicone products.

•	EQUATE Petrochemical Company K.S.C. - 42.5 percent - a Kuwait-based company that manufactures ethylene, polyethylene and ethylene glycol.

•	The Kuwait Olefins Company K.S.C. - 42.5 percent - a Kuwait-based company that manufactures ethylene and ethylene glycol.

•
Map Ta Phut Olefins Company Limited - effective ownership is 33 percent of which the Company directly owns 20 percent and indirectly owns 13 percent through its equity interest in Siam Polyethylene Company Limited and Siam Synthetic Latex Company Limited. This Thailand-based company manufactures propylene and ethylene.

•	MEGlobal - 50 percent - a company, headquartered in Dubai, United Arab Emirates, that manufactures and markets monoethylene glycol, diethylene glycol and polyethylene terephthalate resins.

•
Sadara Chemical Company - 35 percent - a development-stage Saudi Arabian company that will manufacture chlorine, ethylene and propylene for internal consumption and will produce and market high-value added chemical products and performance plastics.

•
The SCG-Dow Group consists of Siam Polyethylene Company Limited - owned 50 percent; Siam Polystyrene Company Limited - owned 50 percent; Siam Styrene Monomer Co., Ltd. - owned 50 percent; and Siam Synthetic Latex Company Limited - owned 50 percent. These Thailand-based companies manufacture polyethylene, polystyrene, styrene and latex.

•
Univation Technologies, LLC - 50 percent - a United States-based company that develops, markets and licenses the UNIPOL™ polyethylene process technology and sells related catalysts, including metallocene catalysts.

See Note 8 to the Consolidated Financial Statements for additional information regarding nonconsolidated affiliates.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
In 2012, the Company derived 68 percent of its sales and had 49 percent of its property investment outside the United States. While the Company’s international operations may be subject to a number of additional risks, such as changes in currency exchange rates, the Company does not regard its foreign operations, on the whole, as carrying any greater risk than its operations in the United States. Information on sales and long-lived assets by geographic area for each of the last three years appears in Note 24 to the Consolidated Financial Statements, and discussions of the Company’s risk management program for foreign exchange and interest rate risk management appear in Part I, Item 1A. Risk Factors; Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk; and Note 10 to the Consolidated Financial Statements.

PROTECTION OF THE ENVIRONMENT
Matters pertaining to the environment are discussed in Part I, Item 1A. Risk Factors; Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Notes 1 and 14 to the Consolidated Financial Statements. In addition, detailed information on Dow’s performance regarding environmental matters and goals can be found online on Dow’s Sustainability webpage at www.dow.com. The Company's website and its content are not deemed incorporated by reference into this report.

EMPLOYEES
As of December 31, 2012, the Company employed approximately 54,000 people on a full-time basis, with approximately 50 percent located in North America, 25 percent located in Europe, Middle East and Africa, and 25 percent located in other locations.

OTHER ACTIVITIES
Dow engages in the property and casualty insurance and reinsurance business primarily through its Liana Limited subsidiaries.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information related to the Company’s executive officers as of February 15, 2013.

Name - Age	Present Position with Registrant	Year Elected to be an Officer	Other Business Experience since January 1, 2008
William F. Banholzer, 56	Chief Technology Officer, New Business Development and Executive Vice President	2005	Dow Corporate Vice President and Chief Technology Officer 2005-2009. Present position held since 2009.
Ronald C. Edmonds, 55	Vice President and Controller	2009
Business Finance Vice President for Performance Plastics and Chemicals and Market Facing Businesses 2007 to June 2009. Vice President and Assistant Controller July 2009 to November 2009. Present position held since November 2009.

James Fitterling, 51	Executive Vice President, Feedstocks, Performance Plastics, Asia and Latin America	2010
President Basic Plastics 2007-2009. Vice President Corporate Development 2009 to August 2010. Dow Executive Vice President and President, Plastics and Hydrocarbons August 2010 to September 2011. Executive Vice President and President, Feedstocks & Energy and Corporate Development September 2011 to September 2012. Present position held since September 2012.

Gregory M. Freiwald, 59	Chief Human Resources Officer, Aviation, Corporate Affairs, and Executive Vice President	2008	Senior Vice President, Human Resources and Corporate Affairs 2008-2009. Present position held since 2009.
Heinz Haller, 57	Chief Commercial Officer, President of Dow Europe, Middle East and Africa, and Executive Vice President	2006
Executive Vice President, Performance Plastics and Chemicals 2007-2009. Executive Vice President, Health, Agriculture and Infrastructure Group February 2009 to May 2009. Executive Vice President, Performance Systems May 2009 to August 2010. Executive Vice President and Chief Commercial Officer August 2010 to September 2012. Present position held since September 2012.

Joe E. Harlan, 53	Executive Vice President, Chemicals, Energy and Performance Materials	2011
Executive Vice President of Electro and Communications Business, 3M Company 2004-2009. Executive Vice President of Consumer & Office Business, 3M Company 2009-August 2011. Executive Vice President, Performance Materials September 2011 to September 2012. Present position held since September 2012.

Charles J. Kalil, 61	General Counsel, Corporate Secretary, and Executive Vice President	2004	Senior Vice President and General Counsel 2007-2008. Executive Vice President and General Counsel 2008 to date. Corporate Secretary 2005 to date.
David E. Kepler, 60	Chief Sustainability Officer, Chief Information Officer, Business Services and Executive Vice President	2000
Chief Information Officer 1998 to date. Corporate Vice President with responsibility for eBusiness 2000 to date. Responsibility for Advanced Electronic Materials 2002-2003. Responsibility for Business Services 2004 to date. Senior Vice President with added responsibility for Environment, Health & Safety 2006 to 2008. Chief Sustainability Officer 2007 to date. Executive Vice President 2008 to date.

Andrew N. Liveris, 58	President, Chief Executive Officer and Chairman of the Board	2003	President and Chief Executive Officer 2004 to date and Chairman 2006 to date.
Fernando Ruiz, 57	Corporate Vice President and Treasurer	2001	Corporate Vice President and Treasurer 2001 to date.
Howard I. Ungerleider, 44	Executive Vice President, Advanced Materials	2011
North American Commercial Vice President, Basic Plastics 2006-2008. Vice President, Investor Relations 2008 to March 2011. Senior Vice President and President, Performance Plastics March 2011 to September 2012. Present position held since September 2012.

William H. Weideman, 58	Chief Financial Officer and Executive Vice President, Finance, Dow AgroSciences, and Corporate Strategic Development	2006
Vice President and Controller 2006 to November 2009. Vice President and Interim Chief Financial Officer November 2009 to March 2010. Dow Executive Vice President and Chief Financial Officer March 2010 to date. Executive Vice President of Finance, Dow AgroSciences, and Corporate Strategic Development since September 2012.

Carol A. Williams, 54	Executive Vice President and President, Manufacturing and Engineering, Supply Chain and Environmental, Health and Safety (EH&S) Operations	2007
Corporate Vice President Market Facing, Business Development and Licensing 2007-2008. Senior Vice President Basic Chemicals Division 2008 to August 2010. Senior Vice President and President, Chemicals and Energy Division August 2010 to September 2011. Executive Vice President and President, Manufacturing & Engineering September 2011 to September 2012. Present position held since September 2012.

The Dow Chemical Company and Subsidiaries
PART I, Item 1A. Risk Factors.
RISK FACTORS

The factors described below represent the Company's principal risks.

Global Economic Conditions: The Company operates in a global, competitive environment which gives rise to operating and market risk exposure.
The Company sells its broad range of products and services in a competitive, global environment, and competes worldwide for sales on the basis of product quality, price, technology and customer service. Increased levels of competition could result in lower prices or lower sales volume, which could have a negative impact on the Company's results of operations.

Economic conditions around the world, and in certain industries in which the Company does business also impact sales prices and volume. As a result, market uncertainty or an economic downturn in the geographic areas or industries in which Dow sells its products could reduce demand for these products and result in decreased sales volume, which could have a negative impact on Dow's results of operations.

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
Raw Materials: Availability of purchased feedstocks and energy, and the volatility of these costs, impact Dow’s operating costs and add variability to earnings.
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

The Company has announced a number of investments in the U.S. Gulf Coast to take advantage of increasing supplies of low-cost natural gas and natural gas liquids ("NGLs") from shale gas. As a result of these investments, the Company’s exposure to purchased ethylene and propylene is expected to decline, offset by increased exposure to ethane and propane feedstocks. The first project to come online was the restart of an ethylene cracker in Louisiana, which was completed at the end of December, 2012. The Company intends to also build a new on-purpose propylene facility in Freeport, Texas, with start-up expected in 2015 and a new world-scale ethylene production facility in Freeport, Texas, with start-up expected in 2017.

While the Company expects abundant and cost-advantaged supplies of NGLs in the United States to persist for the foreseeable future, if NGLs were to become significantly less advantaged than crude oil-based feedstocks, it could have a negative impact on the Company’s results of operations and future investments.

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

Union Carbide is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. At December 31, 2012, Union Carbide's asbestos-related liability for pending and future claims was $602 million ($668 million at December 31, 2011) and its receivable for insurance recoveries related to the asbestos liability was $25 million ($40 million at December 31, 2011). At December 31, 2012, Union Carbide also had receivables of $154 million ($178 million at December 31, 2011) for insurance recoveries for defense and resolution costs. It is the opinion of the Company's management that it is reasonably possible that the cost of Union Carbide disposing of its asbestos-related claims, including future defense costs, could have a material impact on the Company's results of operations and cash flows for a particular period and on the consolidated financial position of the Company.

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
The Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment, greenhouse gas emissions, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. At December 31, 2012, the Company had accrued obligations of $754 million ($733 million at December 31, 2011) for probable environmental remediation and restoration costs, including $69 million ($69 million at December 31, 2011) for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the Company's operations, or require modifications to its facilities. Accordingly, environmental, health or safety regulatory matters could result in significant unanticipated costs or liabilities.

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

Local, state and federal governments continue to propose new regulations related to the security of chemical plant locations and the transportation of hazardous chemicals, which could result in higher operating costs.

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
The Company has formed joint ventures and is evaluating the formation of other joint ventures in emerging geographies to build and operate integrated, world-scale facilities. Large projects like these, as well as other proposed and existing projects of varying size in these geographies, are accompanied by uncertainty and risks including: navigating different government regulatory environments; relationships with new, local partners; project funding commitments and guarantees; war, terrorism and political instability; uninsurable risks; suppliers not performing as expected resulting in increased risk of extended project timelines; and determining raw material supply and other details regarding product movement. If the implementation of these projects is not successful, it could adversely affect the Company's financial condition, cash flows and results of operations.

Goodwill: An impairment of goodwill could negatively impact the Company's financial results.
The April 1, 2009 acquisition of Rohm and Haas Company increased the Company's goodwill by $9.7 billion. At least annually, the Company assesses goodwill for impairment. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is performed. The Company may also elect to skip the qualitative testing and proceed directly to quantitative testing. If the quantitative testing indicates that goodwill is impaired, the carrying value of goodwill is written down to fair value with a charge against earnings. Since the Company utilizes a discounted cash flow methodology to calculate the fair value of its reporting units, continued weak demand for a specific product line or business could result in an impairment. Accordingly, any determination requiring the write-off of a significant portion of goodwill could negatively impact the Company's results of operations.

Pension and Other Postretirement Benefits: Increased obligations and expenses related to the Company's defined benefit pension plans and other postretirement benefit plans could negatively affect Dow's financial condition and results of operations.
The Company has defined benefit pension plans and other postretirement benefit plans (the “plans”) in the United States and a number of other countries. The assets of the Company's funded plans are primarily invested in fixed income and equity securities of U.S. and foreign issuers. Changes in the market value of plan assets, investment returns, discount rates, mortality rates, regulations and the rate of increase in compensation levels may affect the funded status of the Company's plans and could cause volatility in the net periodic benefit cost, future funding requirements of the plans and the funded status of the plans. A significant increase in the Company's obligations or future funding requirements could have a negative impact on the Company's results of operations and cash flows for a particular period and on the Company's financial condition.

Implementation of ERP system: The Company's implementation of a new enterprise resource planning (“ERP”) system may adversely affect the Company's business and results of operations or the effectiveness of internal control over financial reporting.
During the first quarter of 2011, the Company began business implementation of a new ERP system that will deliver a new generation of work processes and information systems. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities that take several years. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. The staging of implementation allows a gradual build of risk in terms of business impact. If the Company does not effectively implement the ERP system as planned or if the system does not operate as intended, it could adversely affect financial reporting systems, the Company's ability to produce financial reports, and/or the effectiveness of internal control over financial reporting.

The Dow Chemical Company and Subsidiaries
PART I, Item 1B. Unresolved Staff Comments.
UNRESOLVED STAFF COMMENTS
None.

The Dow Chemical Company and Subsidiaries
PART I, Item 2. Properties.
PROPERTIES
The Company operates 188 manufacturing sites in 36 countries. Properties of Dow include facilities which, in the opinion of management, are suitable and adequate for the manufacture and distribution of Dow’s products. During 2012, the Company’s production facilities and plants operated at 81 percent of capacity. The Company’s major production sites, including consolidated variable interest entities, are as follows:

Segment using manufacturing facility
Location	Electronic and Functional Materials	Coatings and Infrastructure Solutions	Agricultural Sciences	Performance Materials	Performance Plastics	Feedstocks and Energy
United States:
Plaquemine, Louisiana	x	x		x	x	x
Hahnville (St. Charles), Louisiana	x	x		x	x	x
Louisville, Kentucky		x		x	x
Midland, Michigan	x	x	x	x	x	x
Freeport, Texas	x		x	x	x	x
Seadrift, Texas				x	x	x
Texas City, Texas		x		x		x
Deer Park, Texas	x	x
Canada:
Fort Saskatchewan, Alberta					x	x
Joffre, Alberta						x
Germany:
Boehlen		x				x
Bomlitz				x
Leuna					x
Schkopau	x	x		x	x	x
Stade	x		x	x		x
Terneuzen, The Netherlands				x	x	x
Tarragona, Spain				x	x	x
Bahia Blanca, Argentina					x	x
Aratu, Brazil				x
Map Ta Phut, Thailand	x	x		x	x
Including the major production sites, the Company has plants and holdings in the following geographic areas:

United States:	58 manufacturing locations in 22 states.
Canada:	5 manufacturing locations in 3 provinces.
Europe, Middle East and Africa:	53 manufacturing locations in 18 countries.
Latin America:	30 manufacturing locations in 5 countries.
Asia Pacific:	42 manufacturing locations in 11 countries.
All of Dow’s plants are owned or leased, subject to certain easements of other persons which, in the opinion of management, do not substantially interfere with the continued use of such properties or materially affect their value.
A summary of properties, classified by type, is provided in Note 7 to the Consolidated Financial Statements. Additional information regarding leased properties can be found in Note 18 to the Consolidated Financial Statements.

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

For additional information, see Part II, Item 7. Other Matters, Asbestos-Related Matters of Union Carbide Corporation in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 14 to the Consolidated Financial Statements.

Environmental Matters
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

Dow Benelux B.V., a Netherlands-based wholly owned subsidiary of the Company, received a summons dated July 20, 2012 from the Public Prosecutor in The Netherlands to appear before the criminal section of the District Court in Breda, The Netherlands on January 23, 2013. The allegations contained in the summons relate to seven process safety incidents and environmental spills that occurred between 2005 and 2008 at Dow Benelux B.V.'s Terneuzen manufacturing facility. The Public Prosecutor alleges that each of the incidents constitutes a violation of certain Netherlands safety procedures and environmental regulations, notably Section 5 of the Major Accidents Decree 1999 and/or Section 18.18 of the Environmental Act. In addition, five of the incidents allegedly also constitute a violation of Section 173a of the Dutch Criminal Code. If convicted, Dow Benelux B.V. may face sanctions including fines in excess of $100,000 for some of the violations. By letter of December 21, 2012, the Public Prosecutor has canceled the court hearing of January 23, 2013, and has indicated that a new date for a court hearing will be communicated in due course.

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

At December 31, 2012, there were 74,786 registered common stockholders. The Company estimates that there were an additional 503,671 stockholders whose shares were held in nominee names at December 31, 2012. At January 31, 2013, there were 74,426 registered common stockholders.

On December 13, 2012, the Board of Directors declared a quarterly dividend of $0.32 per share, payable December 31, 2012, to stockholders of record on December 24, 2012. On February 13, 2013, the Board of Directors declared a quarterly dividend of $0.32 per share, payable April 30, 2013, to stockholders of record on March 28, 2013. Since 1912, the Company has paid a cash dividend every quarter and, in each instance prior to February 12, 2009, had maintained or increased the amount of the dividend, adjusted for stock splits. During this 101-year period, Dow has increased the amount of the quarterly dividend 49 times (approximately 12 percent of the time), reduced the dividend once and maintained the amount of the quarterly dividend approximately 88 percent of the time. The dividend was reduced in February 2009, for the first time since 1912, due to uncertainty in the credit markets, unprecedented lower demand for chemical products and the ongoing global recession. The Company declared dividends of $1.21 per share in 2012, $0.90 per share in 2011 and $0.60 per share in 2010.

See Part III, Item 11. Executive Compensation for information relating to the Company’s equity compensation plans.

There were no purchases of the Company's common stock by the Company during the three months ended December 31, 2012.

On February 13, 2013, the Board of Directors approved a share buy-back program, authorizing up to $1.5 billion to be spent on the repurchase of the Company's common stock over a period of time.

The Dow Chemical Company and Subsidiaries
PART II, Item 6. Selected Financial Data.

In millions, except as noted (Unaudited)	2012	2011	2010	2009	2008
Summary of Operations (1)
Net sales	$56,786	$59,985	$53,674	$44,875	$57,361
Net income from continuing operations	1,100	2,784	2,321	566	626
Per share of common stock (in dollars):
Net income from continuing operations per common share - basic	0.71	2.06	1.75	0.22	0.59
Net income from continuing operations per common share - diluted	0.70	2.05	1.72	0.22	0.59
Cash dividends declared per share of common stock	1.21	0.90	0.60	0.60	1.68
Book value per share of common stock	17.73	19.28	19.23	18.42	14.62
Year-end Financial Position
Total assets	$69,605	$69,224	$69,588	$66,018	$45,474
Long-term debt	19,919	18,310	20,605	19,152	8,042
Financial Ratios
Research and development expenses as percent of net sales	3.0%	2.7%	3.1%	3.3%	2.3%
Income from continuing operations before income taxes as percent of net sales	2.9%	6.0%	5.2%	1.0%	2.2%
Return on stockholders’ equity	5.0%	13.1%	11.0%	2.0%	4.3%
Debt as a percent of total capitalization	48.8%	48.0%	51.3%	51.4%	45.7%

(1)	Adjusted to report sale of the Calcium Chloride business in 2009 as discontinued operations.

The Dow Chemical Company and Subsidiaries
PART II, Item 7. Management’s Discussion and
(Unaudited)	Analysis of Financial Condition and Results of Operations.

ABOUT DOW
Dow combines the power of science and technology to passionately innovate what is essential to human progress. The Company connects chemistry and innovation with the principles of sustainability to help address many of the world’s most challenging problems such as the need for clean water, renewable energy generation and conservation, and increasing agricultural productivity. Dow’s diversified industry-leading portfolio of specialty chemicals, advanced materials, agrosciences and plastics businesses delivers a broad range of technology-based products and solutions to customers in approximately 160 countries and in high growth sectors such as electronics, water, energy, coatings and agriculture. In 2012, Dow had annual sales of $56.8 billion and employed approximately 54,000 people worldwide. The Company's more than 5,000 products are manufactured at 188 sites in 36 countries across the globe. The Company conducts its worldwide operations through global businesses, which are reported in six operating segments: Electronic and Functional Materials, Coatings and Infrastructure Solutions, Agricultural Sciences, Performance Materials, Performance Plastics, and Feedstocks and Energy.

In 2012, 36 percent of the Company’s sales were to customers in North America; 34 percent were in Europe, Middle East and Africa (“EMEA”); while the remaining 30 percent were to customers in Asia Pacific and Latin America.

2012 OVERVIEW
In 2012, Dow faced a challenging and volatile operating environment where changes to regional demand, a significantly weakened price environment and currency headwinds out of Europe caused macroeconomic conditions to deteriorate throughout the year. Additionally, major shifts in various industries (e.g., alternative energy) and changes in government priorities and policies around the world also presented significant headwinds.
The Company ramped up efficiencies through an intense focus on work processes and procurement activities. These efforts gained momentum throughout the year, as Dow took focused action to reduce its structural costs.
Despite macroeconomic challenges, Dow delivered against its near-term cash flow targets, paid down debt and maintained a strong liquidity position. Further, the Company maintained its commitment to increasingly reward shareholders by increasing dividends.
Net sales for 2012 were $56.8 billion, down 5 percent from $60.0 billion in 2011. Sales decreased in all operating segments, excluding Agricultural Sciences (up 13 percent), and in all geographic areas.

Price was down 3 percent compared with 2011, with currency representing more than 60 percent of the price decline. Price was also impacted by weaker demand and a decrease in feedstock and energy costs. The Company's purchased feedstock and energy costs were $2.5 billion lower than 2011, a decrease of 11 percent. Price declines were reported in all segments except Agricultural Sciences (up 3 percent).

Volume declined 2 percent due to the impact from recent divestitures(1). Excluding this impact, volume was up 1 percent with gains in Asia Pacific and Europe, Middle East and Africa ("EMEA"). Volume in North America remained flat primarily due to the impact of shutdowns of vinyl chloride monomer manufacturing facilities, while Latin America reported a volume decline.

Dow continued its strategy of investing in science-based innovation and technology integration. Research and development (“R&D”) expenses for the year were $1.7 billion, an increase of 4 percent compared with 2011. Selling, general and administrative (“SG&A”) expenses were $2.9 billion, an increase of 3 percent compared with 2011. The increase in R&D and SG&A expenses was primarily due to growth initiatives in Agricultural Sciences, which reported sales and EBITDA(2) records in 2012.

In 2012, the Company recorded a pretax goodwill impairment loss of $220 million, the total amount of goodwill carried by the Dow Formulated Systems reporting unit.

The Company's Board of Directors approved two restructuring plans to optimize the Company's portfolio and to address macroeconomic uncertainties. The restructuring plans, approved in the first and fourth quarters of 2012, will accelerate the Company's structural cost reduction program and will affect approximately 3,750 positions and result in the shut down or idling of nearly 30 manufacturing facilities. These actions are necessary to manage the Company's earnings growth in volatile and challenging economic conditions. These restructuring charges totaled more than $1.3 billion in 2012.

Dow's earnings from nonconsolidated affiliates totaled $536 million in 2012, down from $1.2 billion in 2011. Dow Corning Corporation ("Dow Corning") represented the largest decline in equity earnings primarily due to ongoing weakness in the polycrystalline silicon value chain.

The Company delivered $4.1 billion of cash from operating activities in 2012 and ended the year with $4.3 billion of cash and cash equivalents. Interest expense declined $72 million from 2011 as the Company reported a $613 million reduction in gross debt in 2012.

During 2012, Dow demonstrated its clear focus on execution, implementing its stated strategy and maintaining financial flexibility despite challenging economic conditions. The year was shaped by a number of significant events and progress made on growth investments. Actions taken during 2012 included:

•	The Company generated nearly $8 billion of cash flow from operations in the two-year period ended December 31, 2012, in-line with the Company's stated goal despite uncertain times.

•
Dow's Board of Directors increased the dividend from $0.25 per common share to $0.32 per common share in the second quarter of 2012, a 28 percent increase. The Company declared dividends of $1.21 per share in 2012 compared with $0.90 per share in 2011, an increase of 34 percent.

•
During 2012, Dow continued to take advantage of favorable shale gas dynamics in the United States and achieved a major milestone in its U.S. Gulf Coast investment strategy. The Company restarted an ethylene cracker in St. Charles, Louisiana in December - an action that is expected to reduce the Company's ethylene purchases by nearly half in the region. The Company also announced its intent to build a new, on-purpose propylene production facility and a new, world-scale ethylene production facility in Freeport, Texas.

•
Dow's other major feedstock investment - Sadara Chemical Company ("Sadara"), the Company's joint venture with Saudi Arabian Oil Company in the Middle East, also remains on track. Great strides were made during 2012, as front-end engineering and design work was completed, the Product Marketing and Lifting Agreements were signed and construction was well underway by year end.

(1)    The Polypropylene business was divested on September 30, 2011 and Dow Haltermann was divested during 2011.

(2)
EBITDA is defined as earnings (i.e., "Net Income") before interest, taxes, depreciation and amortization. See Note 24 to the Consolidated Financial Statements for a reconciliation of EBITDA to "Income Before Income Taxes."

•
The Company maintained its financial flexibility in 2012 and enhanced its investment grade ratings. In the fourth quarter of 2012, Moody's upgraded Dow's long-term and short-term debt to Baa2 and P-2 and the Company successfully issued $2.5 billion of new debt with 10- and 30-year tenor at historical low coupons. The Company also retired over $3.7 billion of higher coupon debt in 2012.

•
On May 24, 2012, the International Court of Arbitration of the International Chamber of Commerce released to the parties a unanimous Partial Award in favor of the Company on both liability and damages. A three-member arbitration Tribunal found that Petrochemical Industries Company (K.S.C.) breached the Joint Venture Formation Agreement by not closing the proposed joint venture, K-Dow Petrochemicals, on January 2, 2009, and awarded the Company $2.16 billion in damages, not including pre- and post-award interest and arbitration costs.

•	Dow was named by Chief Executive magazine as one of the 40 best companies for leaders and by the Hay Group as one of the best companies for leadership.

•	Dow was named to the Dow Jones Sustainability World Index - the 12th time the Company has received this recognition since the index was launched.

•
Dow Electronic Materials completed a bolt-on acquisition of Lightscape Materials Inc.'s specialty phosphor technology used in light emitting diode lighting applications, strengthening the business' position as the number one supplier of metalorganic precursors.

•
Dow filed 1,010 priority patent applications and was granted 411 U.S. patents in 2012. This represents an increase of 31 percent in U.S. patent grants compared with 2011, and is the highest number of patents granted in more than 20 years.

•
Dow Agrosciences received registration in Canada for ENLIST™ Weed Control System, achieving a key milestone; U.S. regulatory approvals are pending. In addition, POWERCORE™ Insect Trait Technology was launched in Brazil and Argentina.

•	Dow Oil & Gas introduced the NEPTUNE™ Flow Assurance System, which enables subsea oil production in harsh deepwater and arctic conditions.

•
Dow Performance Packaging introduced ENLIGHT™ Polyolefin Back Encapsulant Composite Films - a 2-in-1 technology serving as both a backsheet and back encapsulant layer for photovoltaic panels. The Company also launched the next generation ENLIGHT™ Polyolefin Encapsulant Films.

•
Dow's Polymeric Flame Retardant received several awards in 2012 including the R&D 100 Award, the 4th Annual Michigan Green Chemistry Governor's Award and the Wall Street Journal Technology Innovation Runners-up Award.

•	Dow Automotive Systems and Ford Motor Company signed a joint development agreement to research the use of advanced carbon fiber composites in high-volume vehicles.
Dow’s results of operations and financial condition for the year ended December 31, 2012 are described in further detail in the following discussion and analysis.

RESULTS OF OPERATIONS
Net sales for 2012 were $56.8 billion, down 5 percent from $60.0 billion in 2011, with price down 3 percent and volume down 2 percent. Price was unfavorably impacted by currency, which contributed to more than 60 percent of the price decrease. Price declined in all geographic areas, with the largest decrease in Asia Pacific (down 5 percent), and all operating segments except Agricultural Sciences (up 3 percent) with the most pronounced decreases in Coatings and Infrastructure Solutions and Performance Materials (both down 6 percent). The decline in volume reflected the impact of recent divestitures including: the Polypropylene business, divested on September 30, 2011, and Dow Haltermann, divested during 2011. Excluding these divestitures, volume increased 1 percent. Volume improved or remained flat in all operating segments except Feedstocks and Energy (down 3 percent) and Electronic and Functional Materials (down 1 percent), with the most pronounced increase in Agricultural Sciences (up 10 percent). Volume increased in Asia Pacific (up 3 percent) and EMEA (up 1 percent), remained unchanged in North America, and declined in Latin America (down 1 percent). See Note 5 to the Consolidated Financial Statements for additional information concerning the Company's divestitures.

Net sales for 2011 were $60.0 billion, up 12 percent from $53.7 billion in 2010, with price up 13 percent and volume down 1 percent. The increase in price was largely driven by higher feedstock costs, and was most pronounced in Feedstocks and Energy (up 27 percent), Coatings and Infrastructure Solutions (up 13 percent), Performance Materials and Performance Plastics (each up 12 percent). Double-digit price increases were reported in all geographic areas, with significant gains in EMEA (up 17 percent). The decline in volume reflected the impact of recent divestitures including: the Polypropylene business, divested on September 30, 2011; the Styron business unit ("Styron"), divested on June 17, 2010; the Powder Coatings business, divested on June 1, 2010; and a portion of the acrylic monomer and specialty latex businesses, divested on January 25, 2010. Excluding these divestitures, sales increased 18 percent, with volume up 4 percent and price up 14 percent. Volume improved in all segments except Coatings and Infrastructure Solutions (which was impacted by ongoing weak fundamentals in the construction industry), with the most pronounced increase in Agricultural Sciences (up 11 percent). Volume increased in all geographic areas, led by Latin America (up 9 percent) and Asia Pacific (up 6 percent).

Sales in the United States accounted for 32 percent of total sales in 2012 and 2011, and 33 percent of total sales in 2010. See the Sales Price and Volume tables at the end of the section titled “Segment Results” for details regarding the change in sales by operating segment and geographic area. In addition, sales and other information by operating segment and geographic area are provided in Note 24 to the Consolidated Financial Statements.

Gross margin was $9.0 billion in 2012 and 2011, and $7.9 billion in 2010. Gross margin in 2012 was flat compared with the prior year as a decline in selling prices and decreased volume was offset by a $2.5 billion decrease in purchased feedstock and energy costs and the favorable impact of currency on costs. Gross margin was also favorably impacted by the recovery of previously expensed product liability claims, with a corresponding reduction in a liability to Dow Corning, pursuant to an Insurance Allocation Agreement.

Gross margin in 2011 was positively impacted by higher selling prices, which more than offset a $4.3 billion increase in purchased feedstock and energy costs, lower operating rates, increases in other raw material costs and the unfavorable impact of currency on costs. In 2011, gross margin was reduced by $77 million in asset impairments and related costs, including environmental costs, in the Polyurethanes business (reflected in Performance Materials) and a $60 million warranty accrual adjustment related to an exited business (reflected in Coatings and Infrastructure Solutions). See Environmental Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations; and Notes 11 and 14 to the Consolidated Financial Statements for additional information concerning these matters.

In 2010, gross margin was reduced by a $50 million labor-related litigation matter (reflected in Corporate), and $91 million in asset impairments and related costs in the Polyurethanes business, the Epoxy business and Dow Automotive Systems (reflected in Performance Materials).

Dow's global plant operating rate was 81 percent of capacity in 2012, compared with 80 percent in 2011 and 83 percent in 2010. Operating rates increased in 2012 with actions taken by management to rationalize capacity through shutdowns contributing to the improvement. In 2011, operating rates decreased from 2010 due to planned turnarounds and as the Company reduced production levels in the early part of the fourth quarter due to customer destocking.

Operating Rate
(percent)

2010
83%
2011
80%
2012
81%

Personnel count was 54,353 at December 31, 2012, up from 51,705 at December 31, 2011. Headcount increased from year-end 2011 due to growth initiatives and the inclusion of 1,946 seasonal employees in the Agricultural Sciences operating segment as part of the Company's personnel count. This increase was partially offset by decreases related to the 1Q12 and 4Q12 Restructuring programs, which are expected to be completed by December 31, 2014. Personnel count at December 31, 2011 increased from 49,505 at December 31, 2010 primarily due to the hiring of additional employees to support the Company's growth initiatives.

Research and development (“R&D”) expenses were $1,708 million in 2012, compared with $1,646 million in 2011 and $1,660 million in 2010. In 2012, R&D expenses increased 4 percent from 2011, driven largely by increased spending on strategic growth initiatives in Agricultural Sciences. In 2011, R&D expenses were in line with the prior year as selected cost-reduction initiatives offset Dow's continued investment in its technology pipeline, with the most notable investments made in Agricultural Sciences, Electronic and Functional Materials, and Coatings and Infrastructure Solutions.

Selling, general and administrative (“SG&A”) expenses were $2,861 million in 2012, compared with $2,788 million in 2011 and $2,609 million in 2010. SG&A expenses increased 3 percent from 2011, primarily due to increases in Agricultural Sciences due to growth initiatives. In addition, in 2012 SG&A was impacted by $21 million of implementation costs related to the Company's restructuring programs. In 2011, SG&A expenses increased 7 percent from 2010, as selling expenses increased in Electronic and Functional Materials and Agricultural Sciences to support new product launches and commercial activities.

Research and Development Expenses
($ in millions and as a Percent of Net Sales)

2010
$1,660
3.1%
2011
$1,646
2.7%
2012
$1,708
3.0%

Selling, General and Administrative Expenses
($ in millions and as a Percent of Net Sales)
2010
$2,609
4.9%
2011
$2,788
4.6%
2012
$2,861
4.6%

The following table illustrates the relative size of the primary components of total production costs and operating expenses of Dow. More information about each of these components can be found in other sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Notes to the Consolidated Financial Statements.

Production Costs and Operating Expenses
Cost components as a percent of total	2012	2011	2010
Hydrocarbon feedstocks and energy	37%	42%	41%
Salaries, wages and employee benefits	13	13	14
Maintenance	4	4	4
Depreciation	4	4	5
Restructuring charges	3	—	—
Supplies, services and other raw materials	39	37	36
Total	100%	100%	100%

Amortization of intangibles was $478 million in 2012, $496 million in 2011 and $509 million in 2010. See Note 9 to the Consolidated Financial Statements for additional information regarding goodwill and other intangible assets.

The Company performs annual goodwill impairment tests during the fourth quarter of the year. During the fourth quarter of 2012, the Company performed qualitative testing for 11 of the 20 reporting units carrying goodwill. The qualitative assessment indicated that it was more likely than not that the fair value exceeded carrying value for those reporting units. The Company performed the first step of the quantitative testing for the remaining 9 reporting units. The Company utilized a discounted cash flow methodology to calculate the fair value of the reporting units. Based on the fair value analysis, management concluded that fair value exceeded carrying value for all reporting units except the Dow Formulated Systems reporting unit. Management completed the second step of the quantitative test for Dow Formulated Systems which compared the implied fair value of the reporting unit's goodwill to the carrying value. As a result of this test, the Company recorded an impairment loss of $220 million in the fourth quarter of 2012, which is included in "Goodwill impairment loss" in the consolidated statements of income and reflected in Performance Materials. The goodwill impairment loss represents the total amount of goodwill carried by the Dow Formulated Systems reporting unit.

During the fourth quarter of 2011, the Company performed qualitative testing for all reporting units carrying goodwill. As a result of this testing, no goodwill impairments were identified. During the fourth quarter of 2010, no impairment indicators related to the carrying value of goodwill were identified. See Critical Accounting Policies in Other Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 9 to the Consolidated Financial Statements for additional information regarding goodwill and the impairment tests conducted in each year.

On March 27, 2012, the Company's Board of Directors approved a restructuring plan ("1Q12 Restructuring") as part of a series of actions to optimize its portfolio, respond to changing and volatile economic conditions, particularly in Western Europe, and to advance the Company's Efficiency for Growth program, which was initiated by the Company in the second quarter of 2011. The 1Q12 Restructuring plan included the shutdown of a number of facilities and a global workforce reduction. These actions are expected to be completed primarily by December 31, 2013. As a result of the 1Q12 Restructuring activities, the Company recorded pretax restructuring charges of $357 million in the first quarter of 2012 consisting of costs associated with exit and disposal activities of $150 million, severance costs of $113 million and asset write-downs and write-offs of $94 million. The impact of these charges is shown as "Restructuring charges" in the consolidated statements of income and reflected in the Company's segment results as follows: $17 million in Electronic and Functional Materials, $41 million in Coatings and Infrastructure Solutions, $186 million in Performance Materials and $113 million in Corporate. During the fourth quarter of 2012, the Company recorded a favorable adjustment to the 1Q12 Restructuring charge related to the impairment of long-lived assets and other assets of $4 million, impacting the Coatings and Infrastructure Solutions segment.

On October 23, 2012, the Company's Board of Directors approved a restructuring plan ("4Q12 Restructuring") to advance the next stage of the Company's transformation and to address macroeconomic uncertainties. The restructuring plan included the shutdown of a number of facilities, an impairment charge related to the write-down of Dow Kokam LLC's long-lived assets and a global workforce reduction. These actions are expected to be completed during the next two years. As a result of the 4Q12 Restructuring activities, the Company recorded pretax restructuring charges of $990 million in the fourth quarter of 2012 consisting of costs associated with exit or disposal activities of $39 million, severance costs of $375 million and asset write-downs and write-offs of $576 million. The impact of these charges is shown as "Restructuring charges" in the consolidated statements of income and reflected in the Company's segments results as follows: $48 million in Electronic and Functional Materials, $16 million in Coatings and Infrastructure Solutions, $192 million in Performance Materials, $26 million in Performance Plastics, $7 million in Feedstocks and Energy and $701 million in Corporate.

During 2010, the Company recorded adjustments of $29 million to the 2009 restructuring charge for additional asset impairments, exit and disposal activities, and severance; and adjustments of $3 million to the 2008 restructuring charge to reduce the severance reserve. The adjustments were shown as "Restructuring charges" in the consolidated statements of income and were reflected in Electronic and Functional Materials ($8 million charge), Coatings and Infrastructure Solutions ($20 million charge) and Corporate ($2 million credit). See Note 3 to the Consolidated Financial Statements for details on the restructuring charges.
Charges totaling $31 million in 2011 and $143 million in 2010 were recorded for integration costs, legal expenses and other transaction costs related to the acquisition of Rohm and Haas. These charges were shown as "Acquisition-related integration expenses" in the consolidated statements of income and reflected in Corporate.

Following the completion of a study to review Union Carbide's asbestos claim and resolution activity in December of 2010, Union Carbide decreased its asbestos-related liability for pending and future claims (excluding future defense and processing costs) by $54 million in the fourth quarter of 2010. The reduction was shown as “Asbestos-related credit” in the consolidated statements of income and was reflected in Corporate. See Asbestos-Related Matters of Union Carbide Corporation in Other Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations; and Note 14 to the Consolidated Financial Statements for additional information.
Dow’s share of the earnings of nonconsolidated affiliates in 2012 was $536 million, compared with $1,223 million in 2011 and $1,112 million in 2010. In 2012, equity earnings decreased primarily due to lower earnings at Dow Corning, MEGlobal and the SCG-Dow Group as well as equity losses from Sadara equal to the Company's share of development expenses. Equity earnings for 2012 also include a $73 million loss related to project development and other costs associated with the contribution of development costs to Sadara (reflected in Corporate).

The Company's share of equity earnings from Dow Corning decreased substantially in 2012 compared with 2011, primarily due to ongoing weakness in the silicon value chain. During 2012, Dow Corning's sales of solar-grade polycrystalline silicon products declined, driven by depressed prices and declining sales volumes that resulted from the Chinese Ministry of Commerce (“MOFCOM”) antidumping and countervailing duty investigations of U.S. and Korean-based solar-grade polycrystalline silicon products. In response to these market conditions, Dow Corning recorded an impairment charge in the fourth quarter of 2012 related to the abandonment of a partially constructed polycrystalline silicon plant expansion. The Company's share of this charge was $59 million. Dow Corning also delayed the start-up of another polycrystalline plant expansion, pending market condition improvements. Furthermore, Dow Corning initiated restructuring actions in the fourth quarter of 2012, including workforce reductions and asset impairments of which Dow's share of the charge was approximately $30 million.

As a result of deteriorating market conditions, Dow Corning conducted impairment testing of its polycrystalline silicon business during the fourth quarter of 2012. The estimate of undiscounted cash flows indicated the polycrystalline silicon asset group was expected to be recovered. However, it is reasonably possible that the estimate of undiscounted cash flows used to test the recoverability of the polycrystalline silicon asset group could change in the near term, resulting in a write-down of assets to fair value. If an asset impairment is recorded at Dow Corning related to the polycrystalline silicon asset group, the potential after tax impact to Dow is estimated to be approximately $700 million.

In 2011, equity earnings increased to a new Company record as improved earnings at MEGlobal, The Kuwait Olefins Company K.S.C. and Univation Technologies, LLC more than offset declines at SCG-Dow Group, Dow Corning, Map Ta Phut Olefins Company Limited and EQUATE Petrochemical Company K.S.C. ("EQUATE"). Equity earnings for 2011 also included an $86 million gain related to cash collected on a previously impaired note receivable related to Equipolymers (reflected in Performance Plastics). See Note 8 to the Consolidated Financial Statements for additional information on nonconsolidated affiliates.

Equity in Earnings of Nonconsolidated Affiliates
(in millions)
2010
$1,112
2011
$1,223
2012
$536

Sundry income (expense) - net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income (expense) - net for 2012 was net expense of $27 million, compared with net expense of $316 million in 2011 and net income of $125 million in 2010. In 2012, sundry income (expense) - net included $123 million of losses on the early extinguishment of debt (reflected in Corporate), foreign currency exchange losses and non-income tax related expenses which were partially offset by gains related to small divestitures and asset sales and a gain related to post-closing adjustments on the sale of a contract manufacturing business (reflected in Performance Materials).

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

In 2010, sundry income (expense) - net included a net $27 million gain on the Styron divestiture, reflected in Performance Materials ($20 million) and Performance Plastics ($7 million). In addition to the net gain on the Styron divestiture, sundry income (expense) - net for 2010 included net gains on several other divestitures, partially offset by a loss of $46 million related to the early extinguishment of debt and a charge of $47 million for an obligation related to a past divestiture (both reflected in Corporate). See Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations; and Note 16 to the Consolidated Financial Statements for additional information on the Company's early extinguishment of debt. See Note 5 to the Consolidated Financial Statements for additional information concerning the Company's divestitures.

Net interest expense (interest expense less capitalized interest and interest income) was $1,228 million in 2012, down from $1,301 million in 2011 and $1,436 million in 2010, reflecting the impact of redemption of debt and lower debt financing costs. Interest income was $41 million in 2012, $40 million in 2011 and $37 million in 2010. Interest expense (net of capitalized interest) and amortization of debt discount totaled $1,269 million in 2012, $1,341 million in 2011 and $1,473 million in 2010. See Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding debt financing activity.

The provision for income taxes was $565 million in 2012, compared with $817 million in 2011 and $481 million in 2010. The Company's effective tax rate fluctuates based on, among other factors, where income is earned, reinvestment assertions regarding earned income and the level of income relative to tax credits available. For example, as the percentage of foreign sourced income increases, the Company's effective tax rate declines. The Company's tax rate is also influenced by the level of equity earnings, since most of the earnings from the Company's equity company investments are taxed at the joint venture level.

The tax rate for 2012 was negatively impacted by a change in the geographic mix of earnings, notably a decrease in earnings in Europe and an increase in earnings in the United States, as well as reductions in equity earnings. Equity earnings were further impacted by asset impairment and restructuring charges at Dow Corning. Additionally, the Company's impairment of Dow Formulated Systems goodwill and the impairment of the long-lived assets of Dow Kokam LLC received minimal tax relief. The tax rate was favorably impacted by a change in the permanent reinvestment assertions of certain affiliates in Europe and Asia Pacific; however, this was primarily offset by unfavorable adjustments to uncertain tax positions and valuation allowances. These factors resulted in an effective tax rate of 33.9 percent for 2012.

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

On January 2, 2013, President Obama signed into law the “American Taxpayer Relief Act of 2012.” This law extends retroactively to 2012 and prospectively through 2013 certain temporary business tax provisions (“extenders”) that are beneficial to Dow including the research and experimentation tax credit, the controlled foreign corporation look-through rule, bonus depreciation, and various incentives for energy efficient homes and buildings. As this tax law was enacted on January 2, 2013, the retroactive impact for 2012 will be recognized in the first quarter of 2013 tax provision. The Company estimates the extenders will have an immaterial impact on the tax provision.

Net income (loss) attributable to noncontrolling interests was a net loss of $82 million in 2012, net income of $42 million in 2011 and net income of $11 million in 2010. Net income (loss) attributable to noncontrolling interests was lower in 2012 compared with 2011, reflecting the 4Q12 Restructuring and impairment charge related to the write-down of long-lived assets as well as operating losses at Dow Kokam LLC (impacting Corporate) which more than offset improved results in the Performance Materials affiliates. Net income (loss) attributable to noncontrolling interests was higher in 2011 compared with 2010, reflecting improved results in certain affiliates, primarily in the Electronic and Functional Materials, Agricultural Sciences and Performance Materials segments. See Note 3 to the Consolidated Financial Statements for details on the Dow Kokam LLC impairment charge. See Note 19 to the Consolidated Financial Statements for additional information concerning noncontrolling interests.

Preferred stock dividends of $340 million were recognized in 2012, 2011 and 2010. These dividends related to the Company's Cumulative Convertible Perpetual Preferred Stock, Series A ("Series A"). See Note 21 to the Consolidated Financial Statements for additional information.

Net income available for common stockholders was $842 million ($0.70 per share) in 2012, compared with $2,402 million ($2.05 per share) in 2011 and $1,970 million ($1.72 per share) in 2010.

Net Income Available for Common Stockholders
(in millions)
2010
$1,970
2011
$2,402
2012
$842

The following table summarizes the impact of certain items recorded in 2012, 2011 and 2010:

Certain Items Impacting Results	Pretax Impact (1)			Impact on Net Income (2)			Impact on EPS (3)
In millions, except per share amounts	2012	2011	2010	2012	2011	2010	2012	2011	2010
Cost of sales:
Labor-related litigation matter	$—	$—	$(50)	$—	$—	$(33)	$—	$—	$(0.03)
Asset impairments and related costs	—	(77)	(91)	—	(51)	(72)	—	(0.05)	(0.06)
Warranty accrual adjustment of exited business	—	(60)	—	—	(38)	—	—	(0.03)	—
Restructuring program implementation costs	(1)	—	—	(1)	—	—	—	—	—
Selling, general and administrative expenses:
Restructuring program implementation costs	(21)	—	—	(13)	—	—	(0.01)	—	—
Goodwill impairment loss	(220)	—	—	(220)	—	—	(0.19)	—	—
Restructuring charges (4)	(1,343)	—	(26)	(951)	—	(14)	(0.82)	—	(0.02)
Acquisition-related integration expenses	—	(31)	(143)	—	(20)	(93)	—	(0.02)	(0.08)
Asbestos-related credit	—	—	54	—	—	34	—	—	0.03
Equity in earnings of nonconsolidated affiliates:
Gain on collection of impaired note receivable	—	86	—	—	86	—	—	0.07	—
Dow Corning restructuring and asset abandonment	(89)	—	—	(82)	—	—	(0.07)	—	—
Sadara development and other costs	(73)	—	—	(70)	—	—	(0.06)	—	—
Sundry income (expense) - net:
Gain (Loss) on divestiture of Styron	—	—	27	—	—	(56)	—	—	(0.04)
Obligation related to past divestiture	—	—	(47)	—	—	(30)	—	—	(0.03)
Gain (Loss) on sale of contract manufacturing business	8	(42)	—	8	44	—	0.01	0.04	—
Loss on early extinguishment of debt	(123)	(482)	(46)	(78)	(314)	(29)	(0.06)	(0.27)	(0.02)
Provision for income taxes:
Tax valuation allowance	—	—	—	—	(264)	—	—	(0.23)	—
Total	$(1,862)	$(606)	$(322)	$(1,407)	$(557)	$(293)	$(1.20)	$(0.49)	$(0.25)

(1)	Impact on "Income Before Income Taxes."

(2)	Impact on "Net Income Available for The Dow Chemical Company Common Stockholders."

(3)	Impact on "Earnings per common share - diluted."

(4)
"Restructuring charges" includes $304 million of asset impairments and severance costs related to Dow Kokam LLC which, at the time of the charge, was owned 63.6 percent by Dow. The Dow Kokam restructuring impact on "Net Income Available for The Dow Chemical Company Common Stockholders" is reduced by a $7 million "Credit for income taxes" and $108 million of "Net loss attributable to noncontrolling interests." The Company's share of the Dow Kokam charge, after tax and noncontrolling interests, is $189 million.

SEGMENT RESULTS
The Company uses EBITDA (which Dow defines as earnings (i.e., "Net Income") before interest, income taxes, depreciation and amortization) as its measure of profit/loss for segment reporting purposes. EBITDA by operating segment includes all operating items relating to the businesses, except depreciation and amortization; items that principally apply to the Company as a whole are assigned to Corporate. Additional information regarding the Company's operating segments and a reconciliation of EBITDA to “Income Before Income Taxes” can be found in Note 24 to the Consolidated Financial Statements.

Due to the completion of several divestitures (see Note 5 to the Consolidated Financial Statements), the change in sales volume from 2011 and 2010 excluding divestitures is also provided by operating segment, where applicable. Sales excluding divestitures exclude the sales of the Polypropylene business, divested on September 30, 2011; sales of Dow Haltermann, divested during 2011; sales of Styron, divested on June 17, 2010; sales of the Powder Coatings business, divested on June 1, 2010; and sales of a portion of the acrylic monomer and specialty latex businesses, divested on January 25, 2010.

During September 2012, the Company announced it was eliminating its business division structure and moving to a global business president structure. This organizational change did not result in a modification to the Company's operating segments in 2012.

ELECTRONIC AND FUNCTIONAL MATERIALS
The Electronic and Functional Materials segment consists of two businesses – Dow Electronic Materials and Functional Materials – and includes a portion of the Company’s share of the results of Dow Corning Corporation, a joint venture of the Company. Dow Electronic Materials includes Display Technologies, Growth Technologies, Interconnect Technologies and Semiconductor Technologies. Functional Materials includes Dow Consumer and Industrial Solutions, Dow Microbial Control and Dow Wolff Cellulosics.

Electronic and Functional Materials In millions	2012	2011	2010
Sales	$4,481	$4,599	$4,203
Price change from comparative period	(2)%	6%	—%
Volume change from comparative period	(1)%	3%	20%
Equity earnings	$94	$104	$106
EBITDA	$958	$1,084	$1,052
Certain items impacting EBITDA	$(73)	$—	$(8)

2012 Versus 2011
Electronic and Functional Materials sales were $4,481 million for 2012, down from $4,599 million in 2011. Sales decreased
3 percent from 2011, with price down 2 percent (with more than one-half of the price decline due to currency) and volume down 1 percent. Price decreased in most geographic areas and across most major business units in response to decreasing raw material costs. Volume declined as increased demand for chemical mechanical planarization pads and slurries in Asia Pacific was more than offset by weaker demand for specialty polymers used in home and personal care applications and specialty cellulosics used in food and pharmaceutical applications, notably in North America. EBITDA for 2012 was $958 million, down from $1,084 million in 2011. EBITDA decreased from last year as lower selling prices and higher operating costs associated with planned maintenance turnarounds more than offset lower raw material costs and lower SG&A expenses. EBITDA for 2012 was negatively impacted by $65 million of restructuring charges. The 1Q12 Restructuring program included a $17 million charge related to the write-off of a capital project. The 4Q12 Restructuring program included a $48 million charge related to asset write-downs and write-offs and contract cancellation fees. In addition, EBITDA for 2012 included an $8 million charge related to Dow Corning's restructuring and asset abandonment. See Notes 3 and 8 to the Consolidated Financial Statements for additional information on these charges.

Dow Electronic Materials sales in 2012 were down 3 percent from 2011, with price down 2 percent and volume down 1 percent. Price decreased in all geographic areas driven by continued competitive pricing pressure, especially in Asia Pacific. Volume declines in North America and Asia Pacific more than offset improvements in EMEA and Latin America. Volume declined in Display Technologies primarily due to lower demand for optical filters used in televisions and other displays. Volume decreased in Interconnect Technologies due to lower demand for printed circuit boards used in personal computers. Semiconductor foundry utilization rates held steady across the industry in 2012 and higher demand for chemical mechanical planarization pads and slurries drove volume growth in the Semiconductor Technologies business unit.

Functional Materials sales in 2012 were down 2 percent from 2011, entirely related to the unfavorable impact of currency on price. Price decreased in most geographic areas, especially in EMEA. Volume was flat as higher industrial demand for specialty amines and polymers was offset by lower demand for home and personal care products and lower demand for cellulosics used in food and pharmaceutical applications.

On July 20, 2012, the Chinese Ministry of Commerce ("MOFCOM") initiated antidumping and countervailing duty investigations of imports of solar-grade polycrystalline silicon products from the United States and Korea based on a petition filed by Chinese solar-grade polycrystalline silicon producers. The petition alleges that producers within these countries exported solar-grade polycrystalline silicon to China at less than fair value, and that production of solar-grade polycrystalline silicon in the United States has been subsidized by the U.S. government. If the Chinese authorities find dumping or subsidization, they may impose additional duties on future imports of solar-grade polycrystalline silicon to China from the United States. Dow Corning, as a provider of solar-grade polycrystalline silicon product, is cooperating with MOFCOM in the investigation and is vigorously contesting the allegations. The outcome of this matter is uncertain. However, it is reasonably possible that the estimate of undiscounted cash flows used to test the recoverability of the polycrystalline silicon asset group could change in the near term, resulting in a write-down of assets to fair value. If an asset impairment is recorded at Dow Corning related to the polycrystalline silicon asset group, the potential after tax impact to Dow is estimated to be approximately $700 million.

2011 Versus 2010
Electronic and Functional Materials sales were $4,599 million for 2011, up from $4,203 million in 2010. Sales increased
9 percent, with price up 6 percent (with approximately one-third of the increase due to currency) and volume up 3 percent. Price increased in all geographic areas and most major business units in response to increasing raw material costs. Volume increased across all geographic areas, except EMEA, driven by higher demand for consumer electronics, specialty polymers and specialty cellulosics used in food and pharmaceutical applications that more than offset lower demand for home and personal care products. EBITDA for 2011 was $1,084 million, up from $1,052 million in 2010. EBITDA improved from 2010 as price increases and volume growth more than offset higher raw material costs, higher SG&A expenses, increased investment in growth initiatives and slightly lower equity earnings from Dow Corning. EBITDA in 2010 was negatively impacted by an $8 million adjustment to the 2009 restructuring charge related to the closure of a small manufacturing facility.

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

Electronic and Functional Materials Outlook for 2013
Electronic and Functional Materials sales are expected to increase in 2013 due to gradual global economic recovery and continued demand growth in the electronics and home and personal care applications, especially in emerging geographies.
Equity earnings from Dow Corning are expected to be lower in 2013, as challenges in the polysilicon industry continue to compress margins.

Dow Electronic Materials sales volume is expected to increase, driven by higher demand in mobile electronics, especially tablets and smartphones, and by new product launches including advanced photoresists and advanced chip packaging used in personal computer memory applications and circuit boards.

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

Coatings and Infrastructure Solutions In millions	2012	2011	2010
Sales	$6,898	$7,200	$6,596
Price change from comparative period	(6)%	13%	9%
Volume change from comparative period	2%	(4)%	(3)%
Volume change, excluding divestitures	2%	(1)%	7%
Equity earnings	$50	$321	$343
EBITDA	$823	$1,167	$1,230
Certain items impacting EBITDA	$(134)	$(60)	$(20)

2012 Versus 2011
Coatings and Infrastructure Solutions sales were $6,898 million in 2012, down from $7,200 million in 2011. Sales decreased 4 percent with price declining 6 percent (with approximately one-third of the price decrease due to currency) and volume improving 2 percent. The decrease in price was across all geographic areas and across most businesses, driven in response to lower feedstock and energy and other raw material costs. Dow Coating Materials volume increased due to higher demand for industrial coatings. Despite market share gains achieved through technology innovations in paper coatings and in traffic paint, notably EVOQUE™, volume for architectural coatings declined slightly, driven by continued weak end-use market conditions, especially for residential construction in EMEA. Dow Water and Process Solutions volume was flat as higher demand for reverse osmosis membranes used in water desalination projects and for ion exchange resins used in ultrapure water applications was offset by weaker demand for ion exchange resins used in large industrial water projects. Dow Building and Construction volume declined due to price/volume optimization in North America and slower construction activity in EMEA, which more than offset volume gains in Asia Pacific. Performance Monomers volume increased in all geographic areas, especially in Asia Pacific, driven by favorable supply/demand conditions in Japan due to a competitor plant outage.

EBITDA for 2012 was $823 million, down from $1,167 million in 2011. Compared with last year, lower selling prices and lower equity earnings from Dow Corning more than offset higher sales volumes, lower feedstock and energy costs and the favorable impact of currency on costs. EBITDA for 2012 was negatively impacted by restructuring charges of $53 million. The 1Q12 Restructuring plan included $37 million of restructuring charges, consisting of asset write-downs and write-offs of $33 million and costs associated with exit or disposal activities of $4 million. The 4Q12 Restructuring plan included $16 million for asset write-downs and write-offs. In addition, EBITDA for 2012 included an $81 million charge related to Dow Corning's restructuring and asset abandonment. See Notes 3 and 8 to the Consolidated Financial Statements for additional information on these charges.

On July 20, 2012, the Chinese Ministry of Commerce ("MOFCOM") initiated antidumping and countervailing duty investigations of imports of solar-grade polycrystalline silicon products from the United States and Korea based on a petition filed by Chinese solar-grade polycrystalline silicon producers. The petition alleges that producers within these countries exported solar-grade polycrystalline silicon to China at less than fair value, and that production of solar-grade polycrystalline silicon in the United States has been subsidized by the U.S. government. If the Chinese authorities find dumping or subsidization, they may impose additional duties on future imports of solar-grade polycrystalline silicon to China from the United States. Dow Corning, as a provider of solar-grade polycrystalline silicon product, is cooperating with MOFCOM in the investigation and is vigorously contesting the allegations. The outcome of this matter is uncertain. However, it is reasonably possible that the estimate of undiscounted cash flows used to test the recoverability of the polycrystalline silicon asset group could change in the near term, resulting in a write-down of assets to fair value. If an asset impairment is recorded at Dow Corning related to the polycrystalline silicon asset group, the potential after tax impact to Dow is estimated to be approximately $700 million.

2011 Versus 2010
Coatings and Infrastructure Solutions sales were $7,200 million in 2011, up from $6,596 million in 2010. Sales increased 9 percent with price improving 13 percent and volume decreasing 4 percent. The increase in price was broad-based, with double-digit gains across all geographic areas, more than offsetting higher feedstock and other raw material costs. Volume was lower primarily due to the June 1, 2010 divestiture of the Powder Coatings business and the Federal Trade Commission required divestiture of certain acrylic monomer and specialty latex assets on January 25, 2010. Excluding these divestitures, volume was down 1 percent compared with 2010. Dow Building and Construction sales were higher as prices increased in response to rising raw material costs. Volume improved slightly as higher demand for construction materials in Latin America and Asia Pacific was offset by continued weak demand in the North American housing and construction industries. Dow Coating Materials sales increased due to higher prices which more than offset a decrease in volume due to lower demand for architectural and industrial coatings driven by weak residential construction conditions, and lower home improvement spending in North America and Europe. Dow Water and Process Solutions sales were higher across all geographic areas, especially in EMEA and Asia Pacific (most notably in Greater China), driven by increased demand for ion exchange resins and reverse osmosis membranes used in industrial water purification projects. Performance Monomers sales increased due to higher prices, with double-digit increases across all geographic areas and products. Volume decreased in all geographic areas except Asia Pacific, as the business shed low margin contracts to free up capacity for internal supply.

EBITDA for 2011 was $1,167 million, down from $1,230 million in 2010. EBITDA was negatively impacted in 2011 by a $60 million charge for a warranty accrual adjustment related to an exited business. Results in 2010 were negatively impacted by $15 million in adjustments to the 2009 restructuring plan and $5 million in restructuring charges related to the divestiture of the specialty latex assets. Compared with 2010, higher selling prices were offset by higher feedstock and other raw material costs, lower volume, increased investment in DOW POWERHOUSE™ solar shingle, slightly lower equity earnings from Dow Corning, and the absence of earnings from divested businesses.

Coatings and Infrastructure Solutions Outlook for 2013
Coatings and Infrastructure Solutions sales are expected to grow modestly in 2013. Volume growth is expected in Dow Coating Materials, driven by higher demand for architectural coatings due to a modestly improved housing industry in the United States and China, and by accelerating technology innovation projects mainly in improved hiding capabilities and lower odor in paint. Demand is also expected to increase for industrial coatings driven by global economic conditions. Dow Building and Construction sales are expected to grow driven by higher demand in insulation products in North America due to continued recovery of residential construction and in Asia Pacific, most notably Japan, where higher energy efficiency standards are being implemented, partially offset by declines in EMEA which continues to be impacted by macroeconomic concerns. Dow Water and Process Solutions sales are expected to increase due to higher demand for ion exchange resins used in ultrapure water applications and reverse osmosis membranes used in industrial water desalination projects. Performance Monomers sales are also expected to increase driven by improved end-market conditions, especially in coatings and adhesives. Equity earnings from Dow Corning are expected to be lower in 2013, as challenges in the polysilicon industry continue to compress margins.

AGRICULTURAL SCIENCES
The Agricultural Sciences segment is a global leader in providing crop protection and plant biotechnology products, urban pest management solutions and healthy oils. The business invents, develops, manufactures and markets products for use in agriculture, industrial and commercial pest management, and food service. Agricultural Sciences consists of two businesses - Crop Protection and Seeds, Traits and Oils.

Agricultural Sciences In millions	2012	2011	2010
Sales	$6,382	$5,655	$4,869
Price change from comparative period	3%	5%	(4)%
Volume change from comparative period	10%	11%	11%
Equity earnings	$1	$4	$2
EBITDA	$977	$913	$640
Certain items impacting EBITDA	$—	$—	$—

2012 Versus 2011
Agricultural Sciences sales were a record $6,382 million in 2012, up 13 percent from $5,655 million in 2011. Compared with 2011, volume increased 10 percent and price was up 3 percent. Regionally, North America reported 27 percent sales growth while Latin America and Asia Pacific also reported strong increases. Seeds, Traits and Oils and Crop Protection set new annual sales records as new product launches and continued ramp up of new technologies fueled growth. Sales of Seeds, Traits and Oils increased 27 percent compared with 2011 driven by strong growth in the corn, soybean and healthy oils portfolios. SmartStax® technology sales more than doubled from 2011 performance, driven by the 2012 introduction of POWERCORE™ Insect Trait Technology in Latin America and REFUGE ADVANCED™ in North America. Crop Protection sales increased 10 percent, with volume up 8 percent and price up 2 percent. New Crop Protection product sales were up 19 percent compared with the year ago period with spinetoram insecticide up 50 percent and double-digit growth in aminopyralid herbicide and pyroxsulam herbicide.

EBITDA for 2012 was a record $977 million, compared with $913 million in 2011. EBITDA increased as sales volume growth in Seeds, Traits and Oils and Crop Protection combined with selling price increases more than offset increased investment in R&D and SG&A to support continuing growth initiatives.

2011 Versus 2010
Agricultural Sciences sales were $5,655 million in 2011, up 16 percent from $4,869 million in 2010. Compared with 2010, volume increased 11 percent and price increased 5 percent, with approximately one-third of the price increase due to currency. All geographic areas reported sales growth and new sales records. Sales were particularly strong in Latin America, driven by a 22 percent increase in volume and a 9 percent increase in price. Double-digit sales growth was reported in the Crop Protection and Seeds, Traits and Oils business platforms. Seeds, Traits and Oils reported a 27 percent increase in volume, reflecting the ramp up of SmartStax® technology and continued growth in the corn, soybean and cotton seed businesses. New Crop Protection products also reported strong volume growth, up 18 percent, with pyroxsulam herbicide, penoxsulam herbicide and spinetoram insecticide all reporting double-digit growth.

EBITDA for 2011 was $913 million, compared with $640 million in 2010. EBITDA increased as strong volume gains in the Seeds, Traits and Oils business, new Crop Protection product sales, and price increases more than offset the negative impact of currency on costs and increased investment in R&D and SG&A to support growth initiatives.

Agricultural Sciences Outlook for 2013
Agricultural Sciences sales for 2013 are expected to grow above the levels achieved in 2012. A continuation of 2012 industry momentum is anticipated as strong global demand for agricultural products and favorable crop commodity prices coupled with sustained higher levels of farmer profitability fuel optimism for 2013. The Seeds,Traits and Oils business is expected to continue to benefit from SmartStax® technology with strong corn portfolio sales growth forecast for the Americas and healthy customer demand for cotton, soybean and healthy oils. The Crop Protection business is expected to experience continued growth from sulfoxaflor insecticide, pyroxsulam herbicide, spinetoram insecticide, penoxsulam herbicide, and aminopyralid herbicide. Investments in technology, capacity and geographic reach in the Seeds, Traits and Oils business remain a priority.

PERFORMANCE MATERIALS
The Performance Materials segment consists of the following businesses: Amines; Chlorinated Organics; Dow Automotive Systems; Dow Formulated Systems; Dow Oil and Gas; Dow Plastic Additives; Epoxy; Oxygenated Solvents; Polyglycols, Surfactants and Fluids; Polyurethanes; and Propylene Oxide/Propylene Glycol ("PO/PG"). The segment also includes the results of Map Ta Phut Olefins Company Limited and a portion of the results of Sadara Chemical Company, both joint ventures of the Company.
On June 17, 2010, Dow sold Styron to an affiliate of Bain Capital Partners. Businesses and products sold within the Performance Materials segment included Emulsion Polymers (styrene-butadiene latex); Synthetic Rubber; and certain products from Dow Automotive Systems, all of which were reported in the Performance Materials segment through the date of the divestiture. See Note 5 to the Consolidated Financial Statements for additional information on this divestiture.
The segment included Dow Haltermann until it was fully divested at December 31, 2011.

Performance Materials In millions	2012	2011	2010
Sales	$13,608	$14,647	$13,957
Price change from comparative period	(6)%	12%	12%
Volume change from comparative period	(1)%	(7)%	5%
Volume change, excluding divestitures	—%	1%	15%
Equity earnings (loss)	$(92)	$(31)	$16
EBITDA	$1,036	$1,748	$1,714
Certain items impacting EBITDA	$(590)	$(119)	$(71)

2012 Versus 2011
Performance Materials sales were $13,608 million in 2012, down 7 percent from $14,647 million in 2011. Compared with 2011, price declined 6 percent with approximately 40 percent of the decline due to the unfavorable impact of currency. Lower feedstock and energy and other raw material costs drove price decreases across all geographic areas and most businesses. Amines, Epoxy and PO/PG experienced double-digit price decreases due to lower feedstock and energy and other raw material costs as well as excess industry inventories. Polyglycols, Surfactants and Fluids reported slight price increases led by favorable pricing in North America. Volume for 2012 was down 1 percent compared with 2011, reflecting the sale of Dow Haltermann in

2011. Excluding the impact of this divestiture, volume was flat as a decline in Latin America, due to the shutdown of the toluene diisocyanate manufacturing facility in Brazil, offset modest volume increases in other geographic areas. Amines reported volume growth of 8 percent due to increased sales of herbicides in the agricultural industry, as well as increased industry demand in laundry detergents, fabric softeners and industrial applications for the oil and gas industry. Strong volume growth was reported by PO/PG, driven primarily by the addition of new Propylene Oxide capacity in Asia Pacific in 2011. Dow Oil and Gas volume was higher in all geographic areas, except Asia Pacific, due to strong demand fundamentals in the exploration and production and refining and processing industries. These volume gains were offset by volume declines in Dow Automotive Systems, where demand softened in Latin America and Europe, as well as Polyurethanes where volume was down across all geographic areas except North America. Epoxy also reported lower volume across all geographic areas, except Latin America, due to soft demand and extended planned maintenance turnarounds in 2012.

EBITDA for 2012 was $1,036 million, compared with $1,748 million in 2011. EBITDA decreased in 2012 as lower selling prices, increased spending for planned maintenance turnarounds, lower equity earnings from Map Ta Phut Olefins Company Limited and equity losses from Sadara more than offset lower feedstock and energy and other raw material costs, improved operating rates, the positive impact of currency on costs and lower R&D and SG&A costs. EBITDA in 2012 was negatively impacted by a goodwill impairment loss of $220 million in Dow Formulated Systems; $186 million of 1Q12 Restructuring charges related to the cancellation of a project and the shutdown/consolidation of assets in the Polyurethanes and Epoxy businesses in Brazil, Texas and Germany; and $192 million of 4Q12 Restructuring charges related primarily to the shutdown/consolidation of certain assets in the Dow Automotive and Oxygenated Solvents businesses in Michigan and Texas. EBITDA in 2012 was also impacted by an $8 million gain related to post-closing adjustments on the sale of a contract manufacturing business. EBITDA in 2011 included $77 million of asset impairment charges and related costs in the Polyurethanes business and a $42 million loss on the sale of a contract manufacturing business. See Notes 3, 5, 9 and 11 to the Consolidated Financial Statements for additional information on these charges.

2011 Versus 2010
Performance Materials sales were $14,647 million in 2011, up 5 percent from $13,957 million in 2010. Compared with 2010, price increased 12 percent as significant increases in feedstock and other raw material costs drove double-digit price increases in all geographic areas and most businesses. Increases were particularly strong in Chlorinated Organics due to increased pricing in refrigerants, fluoropolymers and solvent applications. Compared with 2010, volume declined 7 percent, reflecting the sale of Emulsion Polymers, Synthetic Rubber and certain Dow Automotive Systems assets as part of the Styron divestiture completed on June 17, 2010. Excluding the impact of this divestiture, volume was up 1 percent as demand drove modest gains in North America and Latin America. Volume declined in EMEA due to continued economic weakness in Western Europe, and in Asia Pacific due to government actions to control growth in the wind energy and construction industries. Epoxy reported volume growth of 12 percent, driven primarily by increased demand for resins used in the automotive and electronic industries. Polyurethanes experienced modest volume growth as strong demand in the appliance industry more than offset a slow recovery in the building and construction sector.

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

Performance Materials Outlook for 2013
In 2013, demand is expected to grow modestly across most of the Performance Materials businesses, led by volume and sales growth in Polyglycols, Surfactants and Fluids, Dow Oil and Gas, Dow Automotive Solutions and Oxygenated Solvents. Increased demand for liquid epoxy resins is expected to drive higher sales in the Epoxy business. Continued economic uncertainty in Europe will be felt across the board and will temper growth in some sectors, such as construction applications serviced by the Dow Formulated Systems business. Sales growth in Chlorinated Organics, Amines and PO/PG is expected to be moderate due to trough conditions in certain markets and overall lower demand. Performance Materials will aggressively manage price and volume across all businesses, despite volatile raw material prices. Cost savings are also expected in 2013, as a result of the 1Q12 and 4Q12 Restructuring plans. Equity earnings for 2013 are expected to be down slightly due to increased start-up costs for the Sadara joint venture.

PERFORMANCE PLASTICS
The Performance Plastics segment is a solutions-oriented portfolio comprised of Dow Elastomers; Dow Electrical and Telecommunications; Dow Hygiene and Medical; Dow Performance Packaging; and Dow Polypropylene Licensing and Catalyst. The Performance Plastics segment also includes the results of Americas Styrenics LLC (through the June 17, 2010 divestiture of Styron), Equipolymers (through the July 1, 2011 merger with MEGlobal; see Note 8 to the Consolidated Financial Statements) and Univation Technologies, LLC, as well as a portion of the results of EQUATE Petrochemical Company K.S.C., The Kuwait Olefins Company K.S.C., The SCG-Dow Group and Sadara Chemical Company, all joint ventures of the Company.

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

On September 30, 2011, the Company sold its global Polypropylene business to Braskem SA. The transaction did not include Dow's Polypropylene Licensing and Catalyst business. The Polypropylene business was reported in the Performance Plastics segment through the date of the divestiture. See Note 5 to the Consolidated Financial Statements for additional information on these divestitures.

Performance Plastics In millions	2012	2011	2010
Sales	$14,479	$16,257	$15,260
Price change from comparative period	(4)%	12%	20%
Volume change from comparative period	(7)%	(5)%	(3)%
Volume change, excluding divestitures	1%	4%	4%
Equity earnings	$134	$303	$254
EBITDA	$3,018	$3,440	$3,565
Certain items impacting EBITDA	$(26)	$86	$7

2012 Versus 2011
Performance Plastics sales for 2012 were $14,479 million, down 11 percent from $16,257 million in 2011 with price down 4 percent (with more than half of the decrease due to currency) and volume down 7 percent. Feedstock and energy costs fell during the year resulting in lower selling prices across all geographic areas and businesses. Prices declined in EMEA where modest local price increases were more than offset by the unfavorable impact of currency. The decline in volume reflects the divestiture of the Polypropylene business; excluding the impact of this divestiture, volume was up 1 percent. Volume was higher in all geographic areas except EMEA, where recessionary conditions continued to negatively impact demand. Dow Elastomers reported double-digit volume growth in all geographic areas, except EMEA, due to strong demand in the transportation and adhesive industries. Volume in EMEA was lower as weak economic conditions negatively impacted the automotive and infrastructure industries. Dow Electrical and Telecommunications reported strong volume growth in Asia Pacific, notably in China, due to continued strong demand for fiber optic cable. This was partially offset by volume declines in North America, Latin America and EMEA due to lower demand in the power industry. Dow Performance Packaging reported volume growth in all geographic areas except EMEA, as demand improved in the rigid, food and specialty packaging industries. Dow Performance Packaging volume was higher in North America despite limited ethylene availability during the first half of the year due to a planned maintenance turnaround at the Company's St. Charles, Louisiana ethylene cracker and limited ethylene supply at the Prentiss, Alberta, Canada manufacturing facility. Dow Hygiene and Medical volume was higher in EMEA, Latin America and Asia Pacific due to strong demand for diapers and other hygiene products while volume was lower in North America due to changing population demographics and a focus on more environmentally conscious products.

EBITDA for 2012 was $3,018 million, down from $3,440 million in 2011. EBITDA declined as lower selling prices, the absence of earnings from divested businesses, reduced equity earnings from the SCG-Dow Group and equity losses from Sadara more than offset the favorable impact of lower feedstock and energy costs and lower spending on planned maintenance turnarounds. In North America, favorable shale gas related feedstock dynamics have allowed the Company to leverage its competitive position and expand margins. EBITDA in 2012 was negatively impacted by $26 million of restructuring charges including a $10 million charge related to the shutdown of the Company's polyethylene manufacturing facility in Tessenderlo, Belgium and a charge of $9 million related to the impairment of the Company's investment in Nippon Unicar Company Limited. EBITDA in 2011 included an $86 million gain related to cash collected on a previously impaired note receivable related to Equipolymers. See Note 3 to the Consolidated Financial Statements for additional information on these restructuring charges.

2011 Versus 2010
Performance Plastics sales for 2011 were $16,257 million, up 7 percent from $15,260 million in 2010. Compared with 2010, price was up 12 percent, while volume declined 5 percent. Double-digit price increases were reported in all geographic areas, except Latin America (up 9 percent), and most businesses, largely due to a significant increase in feedstock costs. The price improvement was especially evident in Dow Elastomers, Dow Performance Packaging, Polypropylene and Dow Electrical and Telecommunications. The decline in volume for the segment reflected the September 30, 2011 divestiture of the Polypropylene business to Braskem S.A. and the divestiture of the Styrenics and Polycarbonate and Compounds and Blends businesses as part of the June 17, 2010 divestiture of Styron. Excluding the impact of these divestitures, volume improved 4 percent with gains in all geographic areas, particularly in Asia Pacific and Latin America. Volume was higher for all businesses, except Dow Electrical and Telecommunications, which experienced significant volume decline in Asia Pacific as the expiration of government stimulus spending, increased interest rates and more restrictive lending resulted in slower growth in the construction, manufacturing and public infrastructure sectors. Dow Performance Packaging reported solid volume growth with a strong, double-digit increase in Asia Pacific. Volume was also significantly higher in Latin America, despite limited ethylene supply during the second quarter due to a planned maintenance turnaround at the Company's ethylene facility in Bahia Blanca, Argentina. In North America, Dow Performance Packaging volume was essentially flat, reflecting the slow pace of the economic recovery in the United States, planned maintenance turnarounds and unplanned outages at the Company's U.S. Gulf Coast manufacturing facilities, and limited ethane and ethylene supply at the Prentiss, Alberta, Canada manufacturing facility. Dow Performance Packaging volume was flat in EMEA as Middle East producers aggressively sold excess material into the region. Dow Elastomers reported double-digit volume growth with especially strong demand in Asia Pacific as a result of the continuing recovery from the March 2011 earthquakes and tsunami in Japan. Dow Performance Packaging volume was up slightly, as growth was impacted by limited product availability due to a major capital project at the manufacturing facility to produce SARANTM resins in Midland, Michigan.

EBITDA for 2011 was $3,440 million, down from $3,565 million in 2010. EBITDA declined as higher selling prices, improved margins and a small gain on the sale of the Polypropylene business in the third quarter of 2011 were more than offset by the unfavorable impact of higher feedstock and other raw material costs, higher freight costs, and increased costs related to turnarounds. Equity earnings were $303 million in 2011, up from $254 million in 2010 primarily due to an $86 million gain related to cash collected on a previously impaired note receivable associated with Equipolymers. Improved earnings from The Kuwait Olefins Company K.S.C., The Kuwait Styrene Company K.S.C., and Univation Technologies, LLC were partially offset by lower earnings at EQUATE and the SCG-Dow Group. EBITDA for 2010 included a $7 million net gain related to the divestiture of Styron. See Note 5 to the Consolidated Financial Statements for additional information on this divestiture.
Performance Plastics Outlook for 2013
In North America, the increasing supply of U.S. shale gas and the restart of the St. Charles, Louisiana ethylene cracker in December 2012 will increase ethylene supplies from internal production and is expected to provide a long-term competitive advantage for the Performance Plastics' businesses. These favorable dynamics will allow Dow Performance Packaging and Dow Hygiene and Medical to improve margins and increase volume through increased exports into Asia Pacific and Latin America. Margins in EMEA are expected to remain compressed due to the high cost of feedstocks and energy, and volume will decline due to the closure of the Company's Tessenderlo, Belgium high density polyethylene manufacturing facility. Dow Elastomers is expected to see more moderate growth rates as markets are impacted by new global industry capacity which came on-line during 2012 or is expected to come on-line in early 2013. Dow Electrical and Telecommunications expects to see significant improvement in 2013 as the U.S. housing market continues to improve and the business targets more profitable market segments. Growth is also expected in Latin America as preparation for the 2014 World Cup and other infrastructure projects get underway. Economic growth in EMEA is expected to remain weak as recessionary conditions in Europe overshadow growth in Middle East and Africa.

Construction continues on phase one of the new biopolymers manufacturing facility in Santa Vitória, Minas Gerais, Brazil. This project, which is a consolidated joint venture with Mitsui & Co. Ltd., was announced during the fourth quarter of 2011. The joint venture's ethanol mill is expected to process its first full harvest of sugarcane in 2014. The joint venture's original plans for expansion into downstream derivative products have been postponed. The joint venture is a variable interest entity and included in Dow's consolidated financial statements. See Note 19 to the Consolidated Financial Statements for additional information.

FEEDSTOCKS AND ENERGY
The Feedstocks and Energy segment includes the following businesses: Chlor-Alkali/Chlor-Vinyl; Energy; Ethylene Oxide/Ethylene Glycol ("EO/EG"); and Hydrocarbons. Also included in the Feedstocks and Energy segment are the results of MEGlobal and a portion of the results of EQUATE Petrochemical Company K.S.C., The Kuwait Olefins Company K.S.C., and The SCG-Dow Group, all joint ventures of the Company.

On June 17, 2010, Dow sold Styron to an affiliate of Bain Capital Partners. Businesses and products sold within the Feedstocks and Energy segment included certain styrene monomer assets, which were reported in the Feedstocks and Energy segment through the date of the divestiture. See Note 5 to the Consolidated Financial Statements for additional information on this divestiture.

Feedstocks and Energy In millions	2012	2011	2010
Sales	$10,695	$11,302	$8,457
Price change from comparative period	(2)%	27%	28%
Volume change from comparative period	(3)%	7%	5%
Volume change, excluding divestitures	(3)%	7%	23%
Equity earnings	$452	$561	$407
EBITDA	$718	$940	$471
Certain items impacting EBITDA	$(7)	$—	$—

2012 Versus 2011
Feedstocks and Energy sales were $10,695 million in 2012, down 5 percent from $11,302 million in 2011, driven by a 3 percent decrease in volume and a 2 percent decrease in price.

Sales for the Hydrocarbons business were down 2 percent compared with 2011, due to a 1 percent decrease in both price and volume. Price and volume was down in all geographic areas, except EMEA. Despite the unfavorable impact of currency, overall price increased in EMEA due to higher benzene prices and volume increased in EMEA due to increased sales of propylene.

Sales for the Energy business are primarily opportunistic merchant sales driven by market conditions and sales to customers located on Dow manufacturing sites. In 2012, Energy business sales declined 23 percent compared with 2011. Volume was down 20 percent with declines in all geographic areas, primarily due to decreased sales of industrial gas. Price was down 3 percent driven by lower natural gas prices resulting from high inventory levels in the U.S. and one of the mildest winters on record in North America.

The Company uses derivatives of crude oil and natural gas as feedstock in its ethylene facilities. In addition, the Company also purchases electric power, benzene, ethylene and propylene to supplement internal production, as well as other raw materials. The Company's cost of purchased feedstock and energy decreased $2.5 billion in 2012, an 11 percent decrease from 2011. The cost of purchased feedstocks decreased primarily due to lower feedstock and energy prices in the United States resulting from increased supply of shale gas and natural gas liquids.

Chlor-Alkali/Chlor-Vinyl sales fell 13 percent compared with 2011, as volume declined 9 percent and price declined 4 percent. Volume decreased primarily due to the shutdown of vinyl chlorine monomer (“VCM”) capacity in North America in the first half of 2011. Pricing trends were mixed as price increases in caustic soda were more than offset by lower prices for ethylene dichloride (“EDC”) and VCM due to weak global construction-related demand.

EO/EG sales decreased 5 percent compared with 2011, as a 3 percent increase in volume was more than offset by an 8 percent decline in price. Volume gains were driven by increased merchant sales of purified ethylene oxide and ethylene glycol, as the business took advantage of favorable conditions to move material not needed for internal consumption by Dow's downstream derivative businesses. Price decreases were driven by ethylene glycol, as the combination of modest demand growth, stable inventory supply, high inventories in Asia Pacific and uncertainty in the global economy put downward pressure on prices.

The Hydrocarbons business transfers materials to Dow's derivative businesses and the Energy business supplies utilities to Dow's businesses at net cost, resulting in EBITDA that is at or near break-even for both businesses. For the segment, EBITDA for 2012 was $718 million, down from $940 million in 2011 as lower feedstock and energy costs were more than offset by a decrease in selling prices and lower equity earnings from MEGlobal, Compañia Mega S.A and EQUATE. EBITDA in 2012 was

negatively impacted by a $7 million restructuring charge for the write-off of certain capital projects as part of the 4Q12 Restructuring plan. See Note 3 to the Consolidated Financial Statements for information on restructuring charges.

2011 Versus 2010
Feedstocks and Energy sales were $11,302 million in 2011, up 34 percent from $8,457 million in 2010, driven by a 27 percent increase in price and a 7 percent increase in volume.

Sales for the Hydrocarbons business were up 44 percent with prices increasing 31 percent and volume increasing 13 percent. The increase in selling prices for this business was a result of higher feedstock costs, driven by demand improvement across the industry. Product supply agreements with Styron led to an increase in sales volume compared with 2010.

Sales for the Energy business increased 10 percent compared with 2010, entirely due to increased volume. Sales for the Energy business are primarily opportunistic merchant sales driven by market conditions and sales to customers located on Dow manufacturing sites.

The Company uses derivatives of crude oil and natural gas as feedstock in its ethylene facilities. The Company's cost of purchased feedstock and energy increased $4.3 billion in 2011, a 22 percent increase over 2010. Crude oil prices were, on average, 41 percent higher than 2010 levels. North American natural gas prices decreased in 2011, and were approximately 8 percent lower than in 2010.

Sales for the Chlor-Alkali/Chlor-Vinyl business increased 14 percent compared with 2010, driven by a 21 percent increase in price partially offset by a 7 percent decrease in volume. Within the business, VCM price increased in response to higher ethylene costs and strong U.S. polyvinyl chloride export demand, and caustic soda volume improved due to increased demand in the alumina and pulp and paper industries. VCM volume decreased due to a reduction in capacity in North America that more than offset volume increases in caustic soda.

Sales for the EO/EG business increased 21 percent over 2010, driven by a 22 percent increase in price partially offset by a 1 percent decrease in volume. EO/EG prices increased in most geographic areas, as a result of higher feedstock costs. EO/EG volume declined due to the business' strategic shift to supply purified ethylene oxide to internal derivative businesses.

For the segment, EBITDA for 2011 was $940 million, up from $471 million in 2010 due to higher prices, volume growth, and improved equity earnings from EQUATE, MEGlobal and The Kuwait Olefins Company K.S.C.
Feedstocks and Energy Outlook for 2013
The Feedstocks and Energy segment expects market conditions in 2013 to show slight improvement compared with 2012. Monoethylene glycol prices are expected to be volatile but move in an overall upward trend due to improved economic conditions, rising downstream demand and limited industry capacity additions. External sales of propylene are expected to decrease in North America due to the expiration of a supply contract with a customer. EDC/VCM prices and margins are expected to improve slightly, through recovery of the global construction industry and the continued housing recovery in North America. Crude oil and feedstock prices are expected to remain volatile and sensitive to external factors, such as economic activity and geopolitical tensions. In 2013, the Company expects crude oil prices, on average, to remain close to 2012 levels while natural gas prices in the United States are expected to rise. Global ethylene margins are expected to increase slightly compared with 2012, and gas-based producers in the U.S. will continue to benefit from shale gas dynamics and be significantly advantaged compared with naphtha-based producers. Ethylene margins could vary materially from these expectations depending on changes in economic projections and global operating rates.

Early in 2011, the Company announced a number of investments in the U.S. Gulf Coast to take advantage of increasing supplies of low-cost natural gas and natural gas liquids from shale gas. As a result of these investments, the Company's exposure to purchased ethylene and propylene is expected to decline, offset by increased exposure to ethane and propane feedstocks. The first project to come online was the re-start an ethylene cracker in St. Charles, Louisiana, which occurred at the end of December 2012. The Company also announced investments in a new, on-purpose propylene production unit (expected start-up in 2015) and a new, ethylene production unit (expected start-up in 2017), both located in Freeport, Texas. As a result of these investments, Dow will significantly strengthen its propylene integration in the U.S. and increase its global ethylene production capabilities by as much as 20 percent.

In the fourth quarter of 2010, Dow and Mitsui & Co., Ltd. formed a 50:50 manufacturing joint venture to construct, own and operate a new membrane chlor-alkali facility located at Dow's Freeport, Texas, integrated manufacturing complex. Construction began in 2011 and operations are expected to begin in mid-2013. The new facility will have an annual capacity of approximately 800 kilotons. Under contract to the joint venture, Dow will operate and maintain the facility. The joint venture is a variable interest entity and is included in Dow's consolidated financial statements. See Note 19 to the Consolidated Financial Statements for additional information.

CORPORATE
Included in the results for Corporate are:

•	results of insurance company operations;

•	results of Ventures (which includes new business incubation platforms focused on identifying and pursuing new commercial opportunities);

•	Venture Capital;

•	gains and losses on sales of financial assets;

•	stock-based compensation expense and severance costs;

•	asbestos-related defense and resolution costs;

•	foreign exchange results;

•	non-business aligned technology licensing and catalyst activities;

•	environmental operations;

•	enterprise level mega project activities; and

•	certain corporate overhead costs and cost recovery variances not allocated to the operating segments.

Corporate In millions	2012	2011	2010
Sales	$243	$325	$332
Equity earnings (loss)	$(103)	$(39)	$(16)
EBITDA	$(1,939)	$(1,507)	$(1,472)
Certain items impacting EBITDA	$(1,032)	$(513)	$(230)

2012 Versus 2011
Sales for Corporate, which primarily relate to the Company's insurance operations, were $243 million in 2012 down from $325 million in 2011.

EBITDA for 2012 was a loss of $1,939 million, compared with a loss of $1,507 million in 2011. Compared with the same period last year, EBITDA for 2012 was favorably impacted by a decrease in performance-based compensation costs (including stock-based compensation and decreased participation in the Employees' Stock Purchase Plan), lower foreign currency losses and lower Corporate expenses. EBITDA for 2012 was also negatively impacted by $113 million of severance costs related to the workforce reduction component of the Company's 1Q12 Restructuring plan and $701 million in restructuring charges as part of the 4Q12 Restructuring plan, including impairments of long-lived and other assets of $313 million, severance costs of $375 million and costs associated with exit or disposal activities of $13 million. EBITDA was also impacted by $22 million of implementation costs related to the Company's restructuring programs, $123 million of losses related to the early extinguishment of debt and a $73 million loss included in equity earnings related to project development and other costs associated with Sadara. See Notes 3, 8 and 16 to the Consolidated Financial Statements for additional information on these charges.

EBITDA for 2011 was negatively impacted by a $482 million loss related to the early extinguishment of debt and $31 million of integration costs related to the April 1, 2009 acquisition of Rohm and Haas.

2011 Versus 2010
Sales for Corporate, which primarily relate to the Company's insurance operations, were $325 million in 2011 down slightly from $332 million in 2010.

EBITDA for 2011 was a loss of $1,507 million, compared with a loss of $1,472 million in 2010. EBITDA for 2011 was negatively impacted by a $482 million loss related to the early extinguishment of debt, $31 million of integration costs related to the April 1, 2009 acquisition of Rohm and Haas, and foreign currency exchange losses. Compared with 2010 EBITDA was favorably impacted by a decrease in performance-based compensation costs (including stock-based compensation and decreased participation in the Employees' Stock Purchase Plan), $25 million in dividend income related to the Company's ownership interest in Styron, gains on the sale of various businesses and lower Corporate expenses.

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

Sales Price and Volume by Operating Segment and Geographic Area Pro Forma Comparison
	2012			2011			2010 (1)
Percent change from prior year	Volume	Price	Total	Volume	Price	Total	Volume	Price	Total
Operating Segments:
Electronic and Functional Materials	(1)%	(2)%	(3)%	3%	6%	9%	20%	—%	20%
Coatings and Infrastructure Solutions	2	(6)	(4)	(4)	13	9	(3)	9	6
Agricultural Sciences	10	3	13	11	5	16	11	(4)	7
Performance Materials	(1)	(6)	(7)	(7)	12	5	5	12	17
Performance Plastics	(7)	(4)	(11)	(5)	12	7	(3)	20	17
Feedstocks and Energy	(3)	(2)	(5)	7	27	34	5	28	33
Total	(2)%	(3)%	(5)%	(1)%	13%	12%	2%	13%	15%
Geographic Areas:
United States	(2)%	(3)%	(5)%	(2)%	13%	11%	2%	15%	17%
Europe, Middle East and Africa	(4)	(4)	(8)	(4)	17	13	—	13	13
Rest of World	—	(3)	(3)	2	10	12	4	12	16
Total	(2)%	(3)%	(5)%	(1)%	13%	12%	2%	13%	15%

(1)	Compares results for 2010 to actual results for the last nine months of 2009 plus pro forma historical results for the first quarter of 2009.

Sales Price and Volume by Operating Segment and Geographic Area Pro Forma Comparision, Excluding Divestitures (1)
	2012			2011			2010 (2)
Percent change from prior year	Volume	Price	Total	Volume	Price	Total	Volume	Price	Total
Operating Segments:
Electronic and Functional Materials	(1)%	(2)%	(3)%	3%	6%	9%	20%	—%	20%
Coatings and Infrastructure Solutions	2	(6)	(4)	(1)	13	12	7	9	16
Agricultural Sciences	10	3	13	11	5	16	11	(4)	7
Performance Materials	—	(6)	(6)	1	13	14	15	13	28
Performance Plastics	1	(4)	(3)	4	13	17	4	22	26
Feedstocks and Energy	(3)	(2)	(5)	7	27	34	23	33	56
Total	1%	(4)%	(3)%	4%	14%	18%	12%	14%	26%
Geographic Areas:
United States	—%	(2)%	(2)%	1%	13%	14%	12%	17%	29%
Europe, Middle East and Africa	1	(5)	(4)	4	18	22	12	15	27
Rest of World	1	(3)	(2)	6	10	16	10	13	23
Total	1%	(4)%	(3)%	4%	14%	18%	12%	14%	26%

(1)
Excludes sales of the Polypropylene business, divested on September 30, 2011; sales of Dow Haltermann, divested during 2011; sales of Styron, divested on June 17, 2010; sales of the Powder Coatings business, divested on June 1, 2010; sales of a portion of the acrylic monomer and specialty latex businesses, divested on January 25, 2010; sales of the Salt business of Rohm and Haas, divested on October 1, 2009; and sales related to TRN, divested on September 1, 2009.

(2)	Compares results for 2010 to actual results for the last nine months of 2009 plus pro forma historical results for the first quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary In millions	2012	2011	2010
Cash provided by (used in):
Operating activities	$4,075	$3,879	$4,102
Investing activities	(2,687)	(1,994)	135
Financing activities	(2,530)	(3,362)	(178)
Effect of exchange rate changes on cash	16	(121)	88
Cash assumed in initial consolidation of variable interest entities	—	3	46
Net change in cash and cash equivalents	$(1,126)	$(1,595)	$4,193

Cash provided by operating activities increased in 2012 compared with 2011 primarily due to a decrease in working capital requirements and an increase in dividends received in excess of equity earnings from nonconsolidated affiliates which more than offset decreased earnings and higher pension contributions. Cash provided by operating activities in 2011 decreased compared with 2010 primarily due to an increase in working capital requirements and increased pension contributions that more than offset increased earnings.

Cash used in investing activities in 2012 was primarily due to capital expenditures. Cash used in investing activities in 2011 included increased capital expenditures, which were partially offset by proceeds from the divestiture of the Polypropylene business. Cash provided by investing activities in 2010 reflected proceeds from the divestiture of Styron, as well as other smaller divestitures, proceeds from the change in restricted cash related to the consolidation of a variable interest entity and the usage of cash for capital expenditures.

Cash used in financing activities in 2012 included payments on short- and long-term debt, including the $2.25 billion of early redemptions as further discussed below and higher dividends paid to stockholders, including the acceleration of the fourth quarter dividend payment, which were partially offset by proceeds from the issuance of $2.5 billion of long-term debt in the fourth quarter. Cash used in financing activities in 2011 included payments on short- and long-term debt including the retirement of $4.8 billion of gross debt, as well as dividends paid to stockholders, partially offset by proceeds from the issuance of long-term debt. Cash used in financing activities in 2010 included payments on long-term debt and commercial paper, payments on notes payable related to the monetization of accounts receivable in Europe, and the payment of dividends to stockholders, partially offset by the proceeds from the issuance of long-term debt.

The Company had cash and cash equivalents of $4,318 million at December 31, 2012 and $5,444 million at December 31, 2011, of which $845 million at December 31, 2012 and $2,047 million at December 31, 2011 was held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. During the second quarter of 2012, the Company changed the permanent reinvestment assertion of certain subsidiaries located in Europe, resulting in a tax benefit in that period. During the third quarter of 2012, the Company changed the permanent reinvestment assertion of certain subsidiaries located in Asia Pacific, resulting in a tax benefit in the quarter. At December 31, 2012, management believed that sufficient liquidity was available in the United States. However, in the unusual event that additional foreign funds are needed in the United States, the Company has the ability to repatriate additional funds. The repatriation could result in an adjustment to the tax liability after considering available foreign tax credits and other tax attributes.

The Company announced two restructuring plans in 2012 as described below (additional details are provided in Note 3 to the Consolidated Financial Statements):

•
On March 27, 2012, the Board of Directors approved a restructuring plan ("1Q12 Restructuring") to optimize its portfolio, respond to changing and volatile economic conditions, particularly in Western Europe, and to advance the Company's Efficiency for Growth program, which was initiated by the Company in the second quarter of 2011. The 1Q12 Restructuring plan includes the elimination of approximately 900 positions and the shutdown of a number of manufacturing facilities. These actions are expected to be completed primarily by December 31, 2013. In addition, the 1Q12 Restructuring activities are expected to result in cash expenditures for contract termination fees and severance costs, the majority of which will be settled by December 31, 2013. At December 31, 2012, the remaining liability for the 1Q12 Restructuring plan was $87 million.

•
On October 23, 2012, the Board of Directors approved a restructuring plan ("4Q12 Restructuring") to advance the next stage of the Company's transformation and to address macroeconomic uncertainties. The 4Q12 Restructuring plan accelerates the Company's structural cost reduction program and will affect approximately 2,850 positions. The 4Q12 Restructuring plan also includes asset impairments related to the shutdown of approximately 20 manufacturing facilities, the write-off of certain capital project spending and an impairment charge related to the write-down of Dow Kokam LLC's long-lived assets. These actions are expected to be completed primarily over the next two years and will result in cash expenditures related to severance costs, contract cancellation fees, other postretirement benefit curtailment costs and environmental remediation, the majority of which is expected be settled by December 31, 2014. At December 31, 2012, the remaining liability for the 4Q12 Restructuring plan was $397 million.

The Company expects to incur additional costs in the future related to its 1Q12 and 4Q12 restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations, and to ensure competitiveness across its businesses and geographic areas. Future costs are expected to include demolition costs related to closed facilities and restructuring plan implementation costs; these will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.
Management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

Working Capital at December 31 In millions	2012		2011
Current assets	$23,684		$23,422
Current liabilities	11,493		13,634
Working capital	$12,191		$9,788
Current ratio	2.06	:1	1.72	:1
Days-sales-outstanding-in-receivables	46		44
Days-sales-in-inventory	71		64

Working Capital at December 31
(in millions)

2010
$10,234
2011
$9,788
2012
$12,191

Working capital increased from December 31, 2011 to December 31, 2012 principally due to decreases in the current portion of long-term debt from maturities and early redemptions. At December 31, 2012, trade receivables were $5.1 billion, up from $4.9 billion at December 31, 2011. Days-sales-outstanding-in-receivables (excluding the impact of sales of receivables) was 46 days at December 31, 2012 compared with 44 days at December 31, 2011. At December 31, 2012, total inventories were $8.5 billion, up from $7.6 billion at December 31, 2011. Days-sales-in-inventory at December 31, 2012 was 71 days compared with 64 days at December 31, 2011, reflecting increased production across all operating segments.

As shown in the following table, net debt is equal to total gross debt minus “Cash and cash equivalents” and "Marketable securities and interest-bearing deposits." As Dow continues to strengthen its balance sheet and increase financial flexibility, management is principally focused on net debt, as Dow believes this is the best measure of the Company’s financial leverage. At December 31, 2012, net debt as a percent of total capitalization had increased to 43.1 percent primarily due to unfavorable changes in total equity related to the Company's defined benefit pension plans. Total equity was also negatively impacted by the Company's restructuring programs and 34 percent increase in dividends declared in 2012.

Total Debt at December 31 In millions	2012	2011
Notes payable	$396	$541
Long-term debt due within one year	672	2,749
Long-term debt	19,919	18,310
Gross debt	$20,987	$21,600
Cash and cash equivalents	$4,318	$5,444
Marketable securities and interest-bearing deposits	—	2
Net debt	$16,669	$16,154
Gross debt as a percent of total capitalization	48.8%	48.0%
Net debt as a percent of total capitalization	43.1%	40.8%

Gross Debt as a Percent of Total Capitalization at December 31

2010
51.3%
2011
48.0%
2012
48.8%

Net Debt as a Percent of Total Capitalization
at December 31
2010
42.6%
2011
40.8%
2012
43.1%

Financing Activities
As part of its ongoing financing activities, Dow has the ability to issue promissory notes under its U.S. and Euromarket commercial paper programs. At December 31, 2012, the Company had no commercial paper outstanding. Through January 2013, the Company maintained access to the commercial paper market at competitive rates.

In the event Dow has short-term liquidity needs and is unable to issue commercial paper under these programs for any reason, Dow has the ability to access liquidity through its committed and available $5 billion Five Year Competitive Advance and Revolving Credit Facility Agreement dated October 18, 2011 (the “Revolving Credit Facility”) with various U.S. and foreign banks. The Revolving Credit Facility has a maturity date in October 2016 and provides for interest at a LIBOR-plus rate or Base Rate as defined in the agreement. The Revolving Credit Facility replaces the previous $3 billion facility dated June 4, 2010. At December 31, 2012, the full $5 billion Revolving Credit Facility was available to the Company.

On October 10, 2012, the Company entered into a $170 million Bilateral Revolving Credit Facility Agreement ("Bilateral Revolving Credit Facility"). The Bilateral Revolving Credit Facility, which is in addition to the existing Revolving Credit Facility, has a maturity date in October 2016 and provides for interest at a LIBOR-plus rate or Base Rate as defined in the agreement. At December 31, 2012, the full $170 million Bilateral Revolving Credit Facility was available to the Company.

The Company has access to committed accounts receivable securitization facilities in the United States, Europe and Asia Pacific, from which amounts available for funding are based upon available and eligible accounts receivable within each of the facilities. These facilities are renewed annually. See Note 15 to the Consolidated Financial Statements for further information.

As a well-known seasoned issuer, the Company filed an automatic shelf registration for an unspecified amount of mixed securities with the SEC on February 19, 2010. Under this shelf registration, the Company may offer common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and stock purchase units with pricing and availability dependent on market conditions; and, on February 19, 2010, registered an unlimited amount of securities for issuance under the Company’s U.S. retail medium-term note program ("InterNotes"). The shelf registration expires on February 19, 2013. The Company expects to renew this shelf registration on or about February 19, 2013. A new prospectus supplement for the InterNotes program under this shelf registration is also expected to be filed on or about February 19, 2013.

At December 31, 2012, the Company had Euro 5 billion (approximately $6.6 billion) available for issuance under the Company’s Euro Medium Term Note Program renewed with the Commission de Surveillance du Secteur Financier, Luxembourg and the Luxembourg Stock Exchange on December 19, 2012, as well as Japanese yen 50 billion (approximately $582 million) of securities available for issuance under a shelf registration renewed with the Kanto Local Finance Bureau of the Ministry of Finance of Japan effective September 8, 2012.

On December 17, 2012, the Company redeemed $1.0 billion aggregate principal amount of 7.6 percent notes due May 15, 2014, at a price of 109.6 percent of the principal amount of the notes, plus accrued and unpaid interest. As a result of this redemption, the Company realized a $99 million pretax loss on the early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in Corporate.

On November 14, 2012, the Company issued $2.5 billion of senior unsecured notes in a public offering. The offering included $1.25 billion aggregate principal amount of 3.0 percent notes due 2022 and $1.25 billion aggregate principal amount of 4.375 percent notes due 2042.

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

During 2012, the Company issued $281 million aggregate principal amount of InterNotes with varying maturities in 2017, 2019 and 2022, and at various interest rates averaging 2.95 percent; and approximately $367 million of long-term debt was entered into by consolidated variable interest entities.

During 2012, the Company redeemed $37 million of pollution control/industrial revenue bonds that matured on January 1, 2012, repurchased $105 million of pollution control/industrial revenue tax-exempt bonds that were subject to re-marketing; redeemed Euro 253 million ($317 million equivalent at June 30, 2012) of notes that matured on September 19, 2012; and redeemed $900 million of notes that matured on October 1, 2012.

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

On September 8, 2010, the Company concluded a tender offer for any and all of $145 million of debentures acquired from Rohm and Haas, due June 2020. As a result of the tender offer, the Company redeemed $123 million of the debentures and recognized a $46 million pretax loss on this early extinguishment of debt, included in “Sundry income (expense) – net” in the consolidated statements of income and reflected in Corporate.

Dow’s public debt instruments and documents for its private funding transactions contain, among other provisions, certain covenants and default provisions. The Company’s most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of the Company’s consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Revolving Credit Facility equals or exceeds $500 million. The ratio of the Company’s consolidated indebtedness to consolidated capitalization as defined in the Revolving Credit Facility was 0.46 to 1.00 at December 31, 2012. At December 31, 2012, management believes the Company was in compliance with all of its covenants and default provisions. For information on Dow’s covenants and default provisions, see Note 16 to the Consolidated Financial Statements.

The Company’s credit rating is investment grade. The Company’s long-term credit ratings are BBB with a stable outlook (Standard & Poor’s), Baa2 with a stable outlook (Moody’s) and BBB with a stable outlook (Fitch). In the fourth quarter of 2012, Moody's upgraded the Company's long-term credit rating from Baa3 to Baa2, the Company's short-term credit rating from P-3 to P-2 and changed the outlook from positive to stable. The Company’s short-term credit ratings are A-2 (Standard & Poor’s), P-2 (Moody’s) and F2 (Fitch). If the Company’s credit ratings are downgraded, borrowing costs will increase on certain indentures, and it could have a negative impact on the Company’s ability to access credit markets.

Capital Expenditures
Capital spending, which includes capital spending by consolidated variable interest entities ("VIEs"), was $2,614 million in 2012, $2,687 million in 2011 and $2,130 million in 2010. In 2012, approximately 43 percent of the Company’s capital expenditures were directed toward additional capacity for new and existing products, compared with 36 percent in 2011 and 39 percent in 2010. In 2012, approximately 20 percent was committed to projects related to environmental protection, safety, loss prevention and industrial hygiene compared with 15 percent in 2011 and 17 percent in 2010. The remaining capital was utilized to maintain the Company’s existing asset base, including projects related to productivity improvements, energy conservation and facilities support.

Capital Expenditures
(in millions)

2010
$2,130
2011
$2,687
2012
$2,614

Major projects underway during 2012 included: the design and construction of a new chlor-alkali production facility to replace existing facilities in Freeport, Texas; construction of a lithium-ion battery production facility in Midland, Michigan; the restart of an ethylene cracker as well as continued furnace rehabilitations to increase energy utilization and to maintain continued operations of ethylene production in St. Charles, Louisiana; design and construction of a new on-purpose propylene facility in Freeport, Texas; design and construction of a sugarcane to ethanol production facility in Santa Vitória, Minas Gerais, Brazil; installation of a high purity water plant in Freeport, Texas; construction of a new propylene oxide production facility using hydrogen peroxide to propylene oxide technology, a distribution terminal and related infrastructure and utilities in Thailand; design and construction of a solar shingles manufacturing facility in Midland, Michigan; construction of a propylene glycol plant and associated infrastructure in Thailand; and enhancements and capacity increases to phenoxy assets, in support of the ENLIST™ Weed Control System, in Midland, Michigan. Because the Company designs and builds many of its capital projects in-house, it had no material capital commitments other than for the purchase of materials from fabricators and construction labor. The Company expects capital spending in 2013 to be approximately $2 billion.

Contractual Obligations
The following table summarizes the Company’s contractual obligations, commercial commitments and expected cash requirements for interest at December 31, 2012. Additional information related to these obligations can be found in Notes 14, 16, 17, 18 and 22 to the Consolidated Financial Statements.

Contractual Obligations at December 31, 2012	Payments Due by Year
In millions	2013	2014	2015	2016	2017	2018 and beyond	Total
Long-term debt – current and noncurrent (1)	$672	$1,438	$1,712	$1,043	$1,212	$14,917	$20,994
Deferred income tax liabilities – noncurrent (2)	—	—	—	—	—	837	837
Pension and other postretirement benefits	841	955	1,216	1,268	1,217	5,854	11,351
Other noncurrent obligations (3)	71	472	434	239	176	2,491	3,883
Uncertain tax positions, including interest and penalties (4)	15	—	—	—	—	367	382
Other contractual obligations:
Minimum operating lease commitments	223	216	177	150	121	1,322	2,209
Purchase commitments – take-or-pay and throughput obligations	2,570	2,607	2,141	1,904	1,712	8,106	19,040
Purchase commitments – other (5)	50	38	30	22	16	45	201
Expected cash requirements for interest (6)	1,154	1,079	1,000	942	921	8,384	13,480
Total	$5,596	$6,805	$6,710	$5,568	$5,375	$42,323	$72,377

(1)	Excludes unamortized debt discount of $403 million.

(2)
Deferred income tax liabilities may vary according to changes in tax laws, tax rates and the operating results of the Company. As a result, it is impractical to determine whether there will be a cash impact to an individual year. All noncurrent deferred income tax liabilities have been reflected in “2018 and beyond.”

(3)
Annual payments to resolve asbestos litigation will vary based on changes in defense strategies, changes in state and national law, and claims filing and resolution rates. As a result, it is impractical to determine the anticipated payments in any given year. Therefore, the majority of the noncurrent asbestos-related liability of $530 million has been reflected in “2018 and beyond.”

(4)
Due to uncertainties in the timing of the effective settlement of tax positions with the respective taxing authorities, the Company is unable to determine the timing of payments related to its uncertain tax positions, including interest and penalties. Amounts beyond the current year are therefore reflected in “2018 and beyond.”

(5)	Includes outstanding purchase orders and other commitments greater than $1 million, obtained through a survey conducted within the Company.

(6)	Cash requirements for interest was calculated using current interest rates at December 31, 2012, and includes approximately $1.94 billion of various floating rate notes.

Off-Balance Sheet Arrangements
The Company holds a variable interest in a joint venture accounted for under the equity method of accounting. The Company is not the primary beneficiary of the joint venture and therefore is not required to consolidate the entity (see Note 19 to the Consolidated Financial Statements). See Note 15 to the Consolidated Financial Statements for information regarding the transfer of financial assets.

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. The Company had outstanding guarantees at December 31, 2012 of $2,181 million, up from $1,113 million at December 31, 2011. The increase in the value of the outstanding guarantees during 2012 is primarily related to debt obligations of Sadara Chemical Company, a nonconsolidated affiliate, which are guaranteed by the Company, in proportion to the Company's ownership interest. Additional information related to these guarantees can be found in the “Guarantees” section of Note 14 to the Consolidated Financial Statements.

Fair Value Measurements
The Company’s assets and liabilities measured at fair value are classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation. Assets and liabilities that are traded on an exchange with a quoted price are classified as Level 1. Assets and liabilities are classified as Level 2 if they are valued based on a bid, bid evaluation, or by using observable market data points of similar, more liquid securities to imply the price. The custodian of the Company’s debt and equity securities uses multiple industry-recognized vendors for pricing information and established processes for validation and verification to assist the Company in its process for determining and validating fair values for these assets. For the Company's interests held in trade receivable conduits, classified as Level 3, the fair value is determined by calculating the expected amount of cash to be received using the key input of anticipated credit losses in the portfolio of receivables sold that have not yet been collected.   Some pension or other postretirement benefit plan assets are held in funds where a net asset value is calculated based on the fair value of the underlying assets and the number of shares owned. The classification of the fund (Level 2 or 3 measurements) is determined based on the lowest level classification of significant holdings within the fund. For pension or other post retirement benefit plan assets classified as Level 3, the total fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity for the investment. The sensitivity of fair value estimates is immaterial relative to the assets and liabilities measured at fair value, as well as to the total equity of the Company. See Notes 11 and 17 to the Consolidated Financial Statements for the Company’s disclosures about fair value measurements.

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

Dividends
On December 13, 2012, the Board of Directors declared a quarterly dividend of $0.32 per share, payable December 31, 2012, to stockholders of record on December 24, 2012. On February 13, 2013, the Board of Directors declared a quarterly dividend of $0.32 per share, payable April 30, 2013, to stockholders of record on March 28, 2013. Since 1912, the Company has paid a cash dividend every quarter and, in each instance prior to February 12, 2009, had maintained or increased the amount of the dividend, adjusted for stock splits. During this 101-year period, Dow has increased the amount of the quarterly dividend 49 times (approximately 12 percent of the time), reduced the dividend once and maintained the amount of the quarterly dividend approximately 88 percent of the time. The dividend was reduced in February 2009, for the first time since 1912, due to uncertainty in the credit markets, unprecedented lower demand for chemical products and the ongoing global recession. The Company declared dividends of $1.21 per share in 2012, $0.90 per share in 2011 and $0.60 per share in 2010.

On December 13, 2012, the Board of Directors declared a quarterly dividend of $85 million to Cumulative Convertible Perpetual Preferred Stock, Series A shareholders of record on December 15, 2012, which was paid on January 2, 2013. On February 13, 2013, the Board of Directors declared a quarterly dividend of $85 million to these shareholders, payable on April 1, 2013. Ongoing dividends related to Cumulative Convertible Perpetual Preferred Stock, Series A will accrue at the rate of $85 million per quarter, and are payable quarterly subject to Board of Directors’ approval.

OUTLOOK
Dow enters 2013 squarely focused on driving earnings growth, increasing cash flow and rewarding shareholders. The Company's business plans do not call for material macroeconomic tailwinds. The Company expects global GDP will be between 2 and 2.5 percent with slight improvement in the United States, continued contraction in Europe and growth in the emerging geographies - but at a slower pace than in recent years.
The Company will fully leverage our feedstock strength, particularly in Performance Plastics, and further accelerate growth in our technology-driven Agricultural Sciences segment. The Company has set in motion cost reductions and cash flow improvements, and is aggressively managing its portfolio - by prioritizing growth programs and driving selective, non-core divestitures. Collectively these actions demonstrate Dow's firm resolve to control what it can control, and proactively implement the right strategic decisions to accelerate performance.
Dow has the right catalysts firmly in place. The Company's feedstock advantage, particularly as the ethylene cycle unfolds, and the commercialization of the technology pipeline, as well as the integration investments in the U.S. Gulf Coast and Sadara as a whole differentiate Dow, and will continue to propel the Company's strategy to deliver higher earnings growth and increasingly reward shareholders.

OTHER MATTERS
Recent Accounting Guidance
See Note 2 to the Consolidated Financial Statements for a summary of recent accounting guidance.

Critical Accounting Policies
The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Following are the Company’s critical accounting policies impacted by judgments, assumptions and estimates:

Litigation
The Company is subject to legal proceedings and claims arising out of the normal course of business. The Company routinely assesses the likelihood of any adverse outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known claim. Dow has an active risk management program consisting of numerous insurance policies secured from many carriers. These policies often provide coverage that is utilized to minimize the financial impact, if any, of the legal proceedings. The required reserves may change in the future due to new developments in each matter. For further discussion, see Note 14 to the Consolidated Financial Statements.

Asbestos-Related Matters of Union Carbide Corporation
Union Carbide Corporation (“Union Carbide”), a wholly owned subsidiary of the Company, is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages. The alleged claims primarily relate to products that Union Carbide sold in the past, alleged exposure to asbestos-containing products located on Union Carbide’s premises, and Union Carbide’s responsibility for asbestos suits filed against a former Union Carbide subsidiary, Amchem Products, Inc. Each year, Analysis, Research and Planning Corporation ("ARPC") performs a review for Union Carbide based upon historical asbestos claims and resolution activity.  Union Carbide compares current asbestos claim and resolution activity to the results of the most recent ARPC study at each balance sheet date to determine whether the asbestos-related liability continues to be appropriate.

It is the opinion of Dow’s management that it is reasonably possible that the cost of Union Carbide disposing of its asbestos-related claims, including future defense costs, could have a material impact on the Company’s results of operations and cash flows for a particular period and on the consolidated financial position of the Company.

For additional information, see Part I, Item 3. Legal Proceedings; Asbestos-Related Matters of Union Carbide Corporation in Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Note 14 to the Consolidated Financial Statements.

Environmental Matters
The Company determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. The recorded liabilities are adjusted periodically as remediation efforts progress, or as additional technical or legal information becomes available. In the case of landfills and other active waste management facilities, Dow recognizes the costs over the useful life of the facility. At December 31, 2012, the Company had accrued obligations of $754 million for probable environmental remediation and restoration costs, including $69 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately twice that amount. The Company had accrued obligations of $733 million at December 31, 2011 for probable environmental remediation and restoration costs, including $69 million for the remediation of Superfund sites. For further discussion, see Environmental Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 14 to the Consolidated Financial Statements.

Goodwill
The Company assesses goodwill recoverability through business financial performance reviews, enterprise valuation analysis and impairment tests.

Annual goodwill impairment tests are completed by the Company during the fourth quarter of the year in accordance with the measurement provisions of the accounting guidance for goodwill. The tests are performed at the reporting unit level which is defined as one level below operating segment with the exception of Agricultural Sciences, which is both an operating segment and a reporting unit. Reporting units are the level at which discrete financial information is available and reviewed by business management on a regular basis. At December 31, 2012, the Company has defined six operating segments and 27 reporting units; goodwill is carried by 19 of these reporting units at December 31, 2012 (20 at December 31, 2011).
In addition to the annual goodwill impairment tests, the Company reviews the financial performance of its reporting units over the course of the year to assess whether circumstances have changed that would indicate it is more likely than not that the fair value of a reporting unit has declined below its carrying value. In cases where an indication of impairment is determined to exist, the Company completes an interim goodwill impairment test specifically for that reporting unit.
As part of its annual goodwill impairment testing and as permitted under the accounting guidance, the Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment is also used as a basis for determining whether it is necessary to perform the quantitative test. Qualitative factors assessed at the Company level include, but are not limited to, GDP growth rates, long-term hydrocarbon and energy prices, equity and credit market activity, discount rates, foreign exchange rates and overall financial performance. Qualitative factors assessed at the reporting unit level include, but are not limited to, changes in industry and market structure, competitive environments, planned capacity and new product launches, cost factors such as raw material prices, and financial performance of the reporting unit. If the Company chooses to not complete a qualitative assessment for a given reporting unit or if the initial assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is required.
The first step of the quantitative test requires the fair value of the reporting unit to be compared to its carrying value. The Company utilizes a discounted cash flow methodology to calculate the fair value of its reporting units. This valuation technique has been selected by management as the most meaningful valuation method due to the limited number of market comparables for the Company's reporting units. However, where market comparables are available, the Company includes EBIT/EBITDA multiples as part of the reporting unit valuation analysis. The discounted cash flow valuations are completed with the use of key assumptions, including projected revenue growth rates, discount rates, tax rates, currency exchange rates, and long-term hydrocarbons and energy prices. These key assumptions are reevaluated if quantitative testing is performed and updated based on current facts and circumstances. Currency exchange rates and long-term hydrocarbons and energy prices are established for the Company as a whole and applied consistently to all reporting units, while revenue growth rates, discount rates and tax rates are established by reporting unit to account for differences in business fundamentals and industry risk.
The second step of the quantitative test is required if the first step of the quantitative test indicates a potential impairment. The second step requires the Company to compare the implied fair value of a reporting unit's goodwill with the carrying amount of goodwill. If the carrying amount of goodwill is greater than its implied fair value, an impairment loss is recorded.
The Company also monitors and evaluates its market capitalization relative to book value. When the market capitalization of the Company falls below book value, management undertakes a process to evaluate whether a change in circumstances has occurred that would indicate it is more likely than not that the fair value of any of its reporting units has declined below carrying value. This evaluation process includes the use of third-party market-based valuations and internal discounted cash flow analysis. As part of the annual goodwill impairment test, the Company also compares market capitalization with the most recent total estimated fair value of its reporting units to ensure that significant differences are understood. At December 31, 2012 and 2011, Dow’s market capitalization exceeded book value.

2012 Goodwill Impairment Test
During 2012, there were no events or changes in circumstances identified that warranted interim goodwill impairment testing. During the fourth quarter of 2012, qualitative testing was performed for all but 9 of the Company's reporting units that carry goodwill. The results of the qualitative testing did not indicate any reporting units where it was more likely than not that the carrying value of the reporting unit was greater than its fair value. As a result, no additional quantitative testing was required for those reporting units.

The Company chose to proceed directly to the first step of the quantitative testing for 9 reporting units due to change in business structures as well as to re-evaluate the reasonableness of the differences between fair value and carrying value under current market conditions. Quantitative testing was conducted for the following reporting units: Dow Building and

Construction, Dow Coating Materials, Dow Electronic Materials, Functional Materials, Dow Automotive Systems, Dow Formulated Systems, Polyurethanes, Propylene Oxide/Propylene Glycol and Dow Performance Packaging. Key assumptions used in the discounted cash flow analysis for these 9 reporting units included: projected currency exchange rates for 73 currencies; forecasted long-term hydrocarbon and energy prices, by geographic area and by year, which included the Company's key feedstocks as well as natural gas and crude oil (due to its correlation to naphtha); tax rates, which varied by reporting unit; discount rates, which ranged from 8.3 percent to 10.0 percent based on an assessment of likely market participants and relative industry risk of each reporting unit; terminal values, differentiated based on the cash flow projection of each reporting unit and the projected net operating profit after tax ("NOPAT") growth rate, which ranged from 1 percent to 3 percent; and revenue growth rates, or compounded annual growth rates, over a ten-year cash flow forecast period, which ranged from 5 percent to 14 percent and varied by reporting unit based on underlying business fundamentals and future expectations.
Changes in key assumptions can affect the results of goodwill impairment tests. The changes made to key assumptions in 2012 did not result in a significant change in the impairment analysis conclusion. The key assumptions with the most significant impact on reporting unit fair value calculations include the discount rate and terminal value NOPAT growth rate. For the 2012 impairment testing, management completed sensitivity analysis on both of these key assumptions for reporting units where a fair value analysis was completed, except for Dow Formulated Systems where the goodwill was determined to be impaired based on the initial key assumptions. An increase of 100 basis points in the discount rate would have resulted in a fair value, based on discounted cash flows, which exceeded the carrying value for all reporting units tested except for Dow Coating Materials. For Dow Coating Materials, fair value would have fallen below carrying value by approximately $300 million. For the terminal value NOPAT growth rate, a decrease of 100 basis points would have resulted in a fair value, based on discounted cash flows, which exceeded the carrying value for all reporting units tested. Additional sensitivity analysis was completed on the combined impact of a 100 basis point increase in the discount rate and a 100 basis point decrease in the terminal value NOPAT growth rate. This analysis resulted in fair values based on discounted cash flows that exceeded carrying values for all reporting units tested except for Dow Coating Materials. For this exception, a 100 basis point increase in the discount rate, coupled with a 100 basis point decrease in the terminal value NOPAT growth rate resulted in a fair value that was approximately $450 million below the carrying value of the reporting unit.
In completing the fair value analysis for the 2012 impairment test, management evaluated the reasonableness of differences noted between the fair value and carrying value of each reporting unit. All differences were determined to be reasonable. For Dow Coating Materials, fair value did not exceed carrying value by a significant margin. The fair value for Dow Coating Materials, which carries approximately $2,325 million of goodwill, exceeded the carrying value by a margin of 7 percent.
Based on the fair value analysis completed by the Company in the fourth quarter of 2012, using the key assumptions defined for the Company as well as the key assumptions defined specifically for each reporting unit, management concluded that fair value exceeded carrying value for all reporting units that carry goodwill except for the Dow Formulated Systems reporting unit. Management completed the second step of the quantitative test for Dow Formulated Systems to compare the implied fair value of the reporting unit's goodwill to the carrying value. As a result, the Company recorded a goodwill impairment loss of $220 million in the fourth quarter of 2012 which represents the total amount of goodwill carried by the Dow Formulated Systems reporting unit. Due to the conclusion that the goodwill associated with the Dow Formulated Systems reporting unit was impaired, management also initiated a review of the underlying assets of the reporting unit to assess whether or not any additional asset impairment existed. Based on the undiscounted cash flow analysis completed in accordance with U.S. GAAP, no further impairment existed.

2011 Goodwill Impairment Test
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
Pension and Other Postretirement Benefits
The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could have been settled at December 31, 2012, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note 17 to the Consolidated Financial Statements. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods. The U.S. pension plans represent 71 percent of the Company’s pension plan assets and 71 percent of the pension obligations.

The following information relates to the U.S. plans only; a similar approach is used for the Company’s non-U.S. plans.

The Company determines the expected long-term rate of return on assets by performing a detailed analysis of historical and expected returns based on the strategic asset allocation approved by the Company's Investment Committee and the underlying return fundamentals of each asset class. The Company’s historical experience with the pension fund asset performance is also considered. The expected return of each asset class is derived from a forecasted future return confirmed by historical experience. The expected long-term rate of return is an assumption and not what is expected to be earned in any one particular year. The weighted-average long-term rate of return assumption used for determining net periodic pension expense for 2012 was 7.83 percent. This assumption was unchanged for determining 2013 net periodic pension expense. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Company’s pension plans.

The discount rates utilized to measure the pension and other postretirement obligations of the U.S. qualified plans are based on the yield on high-quality fixed income instruments at the measurement date. Future expected actuarially determined cash flows of Dow’s major U.S. plans are matched against the Towers Watson RATE:Link yield curve (based on 60th to 90th percentile bond yields) to arrive at a single discount rate by plan. The weighted average discount rate decreased to 4.02 percent at December 31, 2012, from 4.98 percent at December 31, 2011.

At December 31, 2012, the U.S. qualified plans were underfunded on a projected benefit obligation basis by $5.5 billion. The underfunded amount increased by approximately $1.2 billion compared with December 31, 2011. The increase was primarily due to lower discount rates. The Company contributed $628 million to the U.S. qualified plans in 2012.

The assumption for the long-term rate of increase in compensation levels for the principal U.S. qualified plans was 4.50 percent. Since 2002, the Company has used a generational mortality table to determine the duration of its pension and other postretirement obligations.

The following discussion relates to the Company’s significant pension plans.

The Company bases the determination of pension expense on a market-related valuation of plan assets that reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose represent the difference between the expected return calculated using the market-related value of plan assets and the actual return based on the market value of plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value of plan assets will be impacted when previously deferred gains or losses are recorded. Over the life of the plan, both gains and losses have been recognized and amortized. At December 31, 2012, net gains of $652 million remain to be recognized in the calculation of the market-related value of plan assets. These net gains will result in decreases in future pension expense as they are recognized in the market-related value of assets. The increase in the market-related value of assets due to the recognition of prior gains and losses is presented in the following table:

Increase in Market-Related Asset Value Due to Recognition of Prior Gains and Losses In millions
2013	$321
2014	146
2015	50
2016	135
Total	$652

Based on the 2013 pension assumptions, the Company expects net periodic benefit costs to increase by approximately $275 million for all pension and other postretirement benefits in 2013 compared with 2012. The increase in net periodic benefit costs is primarily due to lower discount rates.

A 25 basis point increase or decrease in the long-term return on assets assumption would change the Company’s total pension expense for 2013 by $42 million. A 25 basis point increase or decrease in the discount rate assumption would change the Company’s total pension expense for 2013 by $69 million. A 25 basis point change in the long-term return and discount rate assumptions would have an immaterial impact on the other postretirement benefit expense for 2013.

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

At December 31, 2012, the Company had a net deferred tax asset balance of $3,278 million, after valuation allowances of $1,399 million.

In evaluating the ability to realize the deferred tax assets, the Company relies on, in order of increasing subjectivity, taxable income in prior carryback years, the future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income using historical and projected future operating results.

At December 31, 2012, the Company had deferred tax assets for tax loss and tax credit carryforwards of $1,954 million, $221 million of which is subject to expiration in the years 2013-2017. In order to realize these deferred tax assets for tax loss and tax credit carryforwards, the Company needs taxable income of approximately $11,103 million across multiple jurisdictions. The taxable income needed to realize the deferred tax assets for tax loss and tax credit carryforwards that are subject to expiration between 2013-2017 is approximately $1,532 million.

The Company recognizes the financial statement effects of an uncertain income tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination. At December 31, 2012, the Company had uncertain tax positions for both domestic and foreign issues of $409 million.

The Company accrues for non-income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. At December 31, 2012, the Company had a non-income tax contingency reserve for both domestic and foreign issues of $151 million.

For additional information, see Notes 1 and 22 to the Consolidated Financial Statements.

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

Dow’s EH&S policies helped the Company achieve excellent EH&S performance in 2012. Dow’s injury/illness rates and process safety performance were excellent in 2012, and the Company is favorably positioned to achieve its 2015 sustainability goals in these key areas. Further improvement in these areas, as well as environmental compliance, remains a top management priority, with initiatives underway to further improve performance and compliance in 2013.

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

Through corporate energy efficiency programs and focused GHG management efforts, the Company has significantly reduced its GHG emissions footprint. The Company's manufacturing energy intensity, measured in Btu per pound of product, has improved more than 40 percent since 1990, saving the Company a cumulative $25 billion and 5,400 trillion Btus. Since 1990, Dow has prevented over 200 million metric tons of GHG emissions entering the atmosphere, reducing the Company's absolute emissions footprint by more than 30 percent. As part of our 2015 Sustainability Goals, Dow will maintain GHG emissions below 2006 levels on an absolute basis for all GHGs.
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

Environmental Remediation
Dow accrues the costs of remediation of its facilities and formerly owned facilities based on current law and existing technologies. The nature of such remediation includes, for example, the management of soil and groundwater contamination and the closure of contaminated landfills and other waste management facilities. In the case of landfills and other active waste management facilities, Dow recognizes the costs over the useful life of the facility. The accounting policies adopted to properly reflect the monetary impacts of environmental matters are discussed in Note 1 to the Consolidated Financial Statements. To assess the impact on the financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. Dow had an accrued liability of $685 million at December 31, 2012, related to the remediation of current or former Dow-owned sites. At December 31, 2011, the liability related to remediation was $664 million.

In addition to current and former Dow-owned sites, under the Federal Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws (hereafter referred to collectively as “Superfund Law”), Dow is liable for remediation of other hazardous waste sites where Dow allegedly disposed of, or arranged for the treatment or disposal of, hazardous substances. Because Superfund Law imposes joint and several liability upon each party at a site, Dow has evaluated its potential liability in light of the number of other companies that also have been named potentially responsible parties (“PRPs”) at each site, the estimated apportionment of costs among all PRPs, and the financial ability and commitment of each to pay its expected share. The Company’s remaining liability for the remediation of Superfund sites was $69 million at December 31, 2012 ($69 million at December 31, 2011). The Company has not recorded any third-party recovery related to these sites as a receivable.

Information regarding environmental sites is provided below:

Environmental Sites	Dow-owned Sites (1)		Superfund Sites (2)
	2012	2011	2012	2011
Number of sites at January 1	286	289	120	120
Sites added during year	8	3	11	5
Sites closed during year	(4)	(6)	(5)	(5)
Number of sites at December 31	290	286	126	120

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

From the start of operations at the Freeport site in the 1940s until the mid-1970s, manufacturing wastes were typically placed in on-site pits and landfills. The resulting soil and groundwater contamination is being assessed and remediated under the provisions of the Resource Conservation and Recovery Act (“RCRA”), in concert with the state of Texas. At December 31, 2012, the Company had an accrual of $31 million ($29 million at December 31, 2011) related to environmental remediation at the Freeport manufacturing site. In 2012, $5 million ($6 million in 2011) was spent on environmental remediation at the Freeport site.

Similar to the Freeport site, in the early days of operations at the Midland site, manufacturing wastes were usually disposed of on-site, resulting in soil and groundwater contamination, which has been contained and managed on-site under a series of RCRA permits and regulatory agreements. The most recent Hazardous Waste Operating License for the Midland site, issued in 2003, also included provisions for the Company to conduct an investigation to determine the nature and extent of off-site contamination from historic Midland site operations. The scope of the investigation includes the City of Midland area soils; the Tittabawassee and Saginaw River sediment and floodplain soils; and the Saginaw Bay, and requires the Company to conduct interim response actions. In January 2010, the Company, the U.S. Environmental Protection Agency ("EPA") and the State of Michigan ("State") entered into an administrative order on consent that requires the Company to conduct a remedial investigation, a feasibility study and a remedial design for the Tittabawassee River, the Saginaw River and the Saginaw Bay, and will pay the oversight costs of the EPA and the State under the authority of the Comprehensive Environmental Response, Compensation, and Liability Act Administrative Order. See Note 14 to the Consolidated Financial Statements for additional information. At December 31, 2012, the Company had an accrual of $85 million ($81 million at December 31, 2011) for environmental remediation and investigation associated with the Midland site. In 2012, the Company spent $24 million ($16 million in 2011) on environmental remediation at the Midland site.

On April 1, 2009, the Company acquired Rohm and Haas’ Philadelphia Plant, which has been an industrial site since the early 1700s, and since the 1920s used by Rohm and Haas for the manufacture of a wide range of chemical products. Chemical disposal practices in the early years resulted in soil and groundwater contamination at the site and in the sediments of the adjacent Frankford Inlet. The site has undergone a number of investigations and interim cleanup measures under the RCRA Corrective Action Program and, in 2009, was transferred to the regulatory management of the Pennsylvania One Cleanup Program. At December 31, 2012, the Company had an accrual of $57 million ($57 million at December 31, 2011) for environmental remediation at the Philadelphia Plant. In 2012, the Company spent $1 million ($1 million in 2011) on environmental remediation at the Philadelphia Plant.

Rohm and Haas is a PRP at the Wood-Ridge, New Jersey Ventron/Velsicol Superfund Site, and the adjacent Berry’s Creek Study Area ("BCSA"). Rohm and Haas is a successor in interest to a company that owned and operated a mercury processing facility, where wastewater and waste handling resulted in contamination of soils and adjacent creek sediments. Remediation of the upland portions of the Ventron/Velsicol site was completed in 2011. Currently, the Berry’s Creek Study Area PRP group is undertaking a multi-stage Remedial Investigation/Feasibility Study ("RI/FS") to identify contamination in surface water, sediment and biota related to numerous contaminated sites in the Berry's Creek watershed. The RI/FS eventually will support a remedial action plan for the BCSA and is expected to require several more years to complete. At December 31, 2012, the

Company had an accrual of $15 million ($15 million at December 31, 2011) for environmental remediation at the Wood-Ridge sites. In 2012, the Company spent $4 million ($9 million in 2011) on environmental remediation at the two Wood-Ridge sites.

Dow Brasil S.A. acquired a toluene diisocyanate ("TDI") manufacturing plant located within the Camaçari, Brazil petrochemical complex from Pronor in 1998. Since the acquisition, the TDI plant has undergone a number of environmental investigations that indicate that pre-acquisition materials/waste management practices resulted in extensive soil and groundwater contamination with mono and dichlorobenzenes, dinitrotoluene, and toluene, among other compounds. Additional investigation is needed to further delineate the vertical limits of soil and groundwater impacts. An initial accrual was recorded in December 2011 in the amount of $50 million to address environmental remediation of soils and long-term groundwater remediation at the site. At December 31, 2012, the Company had an accrual of $44 million ($52 million at December 31, 2011) for environmental remediation at the Camaçari TDI manufacturing site. In 2012, the Company spent less than $1 million ($1 million in 2011) on environmental remediation at the Camaçari TDI manufacturing site.

In total, the Company’s accrued liability for probable environmental remediation and restoration costs was $754 million at December 31, 2012, compared with $733 million at the end of 2011. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows.

The amounts charged to income on a pretax basis related to environmental remediation totaled $197 million in 2012, $261 million in 2011 and $158 million in 2010. The amounts charged to income on a pretax basis related to operating the Company’s current pollution abatement facilities totaled $717 million in 2012, $744 million in 2011 and $706 million in 2010. Capital expenditures for environmental protection were $145 million in 2012, $170 million in 2011 and $173 million in 2010.

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

The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem based on criteria developed by Union Carbide and its external consultants.

	2012	2011	2010
Claims unresolved at January 1	53,225	62,582	75,030
Claims filed	9,627	7,810	7,731
Claims settled, dismissed or otherwise resolved	(29,403)	(17,167)	(20,179)
Claims unresolved at December 31	33,449	53,225	62,582
Claimants with claims against both UCC and Amchem	(9,542)	(16,304)	(18,890)
Individual claimants at December 31	23,907	36,921	43,692

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

For additional information see Part I, Item 3. Legal Proceedings and Asbestos-Related Matters in Note 14 to the Consolidated Financial Statements.

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

The ICC is expected to issue a Final Award covering the Company's substantial claim for pre- and post-award interest and arbitration costs in early 2013.

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

Dow uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Company is a historical simulation model which captures co-movements in market rates across different instruments and market risk exposure categories. The historical simulation model uses a 97.5 percent confidence level and the historical scenario period includes at least six months of historical data. The 2012 and 2011 year-end and average daily VAR for the aggregate of all positions are shown below. These amounts are immaterial relative to the total equity of the Company:

Total Daily VAR by Exposure Type at December 31	2012		2011
In millions	Year-end	Average	Year-end	Average
Foreign exchange	$1	$2	$2	$2
Interest rate	$159	$166	$286	$199
Equities	$12	$14	$29	$20
Commodities	$7	$8	$4	$4
Composite	$159	$176	$300	$220

The Company’s daily VAR for the aggregate of all positions decreased from a composite VAR of $300 million at December 31, 2011 to a composite VAR of $159 million at December 31, 2012. The decrease in composite VAR is primarily due to the combined effect of reduced outstanding debt and lower interest rate volatility. The equities VAR declined due to a decrease in equity volatility despite an increase in the size of the exposure. Despite an increase in net exposure, the foreign exchange VAR declined due to a decrease in volatility. The commodities VAR is higher due to the increase in both volatility and exposure.

See Note 10 to the Consolidated Financial Statements for further disclosure regarding market risk.

The Dow Chemical Company and Subsidiaries
PART II, Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Dow Chemical Company:

We have audited the accompanying consolidated balance sheets of The Dow Chemical Company and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Dow Chemical Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Midland, Michigan
February 15, 2013

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

(In millions, except per share amounts) For the years ended December 31	2012	2011	2010
Net Sales	$56,786	$59,985	$53,674
Cost of sales	47,792	51,029	45,780
Research and development expenses	1,708	1,646	1,660
Selling, general and administrative expenses	2,861	2,788	2,609
Amortization of intangibles	478	496	509
Goodwill impairment loss	220	—	—
Restructuring charges	1,343	—	26
Acquisition-related integration expenses	—	31	143
Asbestos-related credit	—	—	54
Equity in earnings of nonconsolidated affiliates	536	1,223	1,112
Sundry income (expense) - net	(27)	(316)	125
Interest income	41	40	37
Interest expense and amortization of debt discount	1,269	1,341	1,473
Income Before Income Taxes	1,665	3,601	2,802
Provision for income taxes	565	817	481
Net Income	1,100	2,784	2,321
Net income (loss) attributable to noncontrolling interests	(82)	42	11
Net Income Attributable to The Dow Chemical Company	1,182	2,742	2,310
Preferred stock dividends	340	340	340
Net Income Available for The Dow Chemical Company Common Stockholders	$842	$2,402	$1,970

Per Common Share Data:
Earnings per common share - basic	$0.71	$2.06	$1.75
Earnings per common share - diluted	$0.70	$2.05	$1.72

Common stock dividends declared per share of common stock	$1.21	$0.90	$0.60
Weighted-average common shares outstanding - basic	1,169.7	1,149.0	1,125.9
Weighted-average common shares outstanding - diluted	1,176.4	1,158.2	1,143.8
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

(In millions) For the years ended December 31	2012	2011	2010
Net Income	$1,100	$2,784	$2,321
Other Comprehensive Loss, Net of Tax (tax amounts shown below for 2012, 2011, 2010)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) during the period (net of tax of $35, $(13), $12)	74	(19)	17
Less: Reclassification adjustments for net amounts included in net income (net of tax of $(3), $(8), $8)	(5)	(14)	15
Cumulative translation adjustments (net of tax of $(97), $26, $57)	256	(295)	(257)
Pension and other postretirement benefit plans:
Prior service credit (cost) arising during period (net of tax of $0, $(1), $0)	—	1	(2)
Net loss arising during period (net of tax of $(1,037), $(657), $(193))	(2,222)	(1,524)	(485)
Less: Amortization of prior service cost included in net periodic pension costs (net of tax of $7, $8, $13)	15	19	25
Less: Amortization of net loss included in net periodic pension costs (net of tax of $174, $130, $92)	346	241	178
Net gains (losses) on cash flow hedging derivative instruments (net of tax of $13, $(4), $2)	16	(6)	2
Total other comprehensive loss	(1,520)	(1,597)	(507)
Comprehensive Income (Loss)	(420)	1,187	1,814
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(82)	42	11
Comprehensive Income (Loss) Attributable to The Dow Chemical Company	$(338)	$1,145	$1,803
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

(In millions, except share amounts) At December 31	2012	2011
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2012: $146; 2011: $170)	$4,318	$5,444
Marketable securities and interest-bearing deposits	—	2
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2012: $121; 2011: $121)	5,074	4,900
Other	4,605	4,726
Inventories	8,476	7,577
Deferred income tax assets - current	877	471
Other current assets	334	302
Total current assets	23,684	23,422
Investments
Investment in nonconsolidated affiliates	4,121	3,405
Other investments (investments carried at fair value - 2012: $2,061; 2011: $2,008)	2,565	2,508
Noncurrent receivables	313	1,144
Total investments	6,999	7,057
Property
Property	54,366	52,216
Less accumulated depreciation	36,846	34,917
Net property (variable interest entities restricted - 2012: $2,554; 2011: $2,169)	17,520	17,299
Other Assets
Goodwill	12,739	12,930
Other intangible assets (net of accumulated amortization - 2012: $2,785; 2011: $2,349)	4,711	5,061
Deferred income tax assets - noncurrent	3,333	2,559
Asbestos-related insurance receivables - noncurrent	155	172
Deferred charges and other assets	464	724
Total other assets	21,402	21,446
Total Assets	$69,605	$69,224
Liabilities and Equity
Current Liabilities
Notes payable	$396	$541
Long-term debt due within one year	672	2,749
Accounts payable:
Trade	5,010	4,778
Other	2,327	2,216
Income taxes payable	251	382
Deferred income tax liabilities - current	95	129
Dividends payable	86	376
Accrued and other current liabilities	2,656	2,463
Total current liabilities	11,493	13,634
Long-Term Debt (variable interest entities nonrecourse - 2012: $1,406; 2011: $1,138)	19,919	18,310
Other Noncurrent Liabilities
Deferred income tax liabilities - noncurrent	837	1,091
Pension and other postretirement benefits - noncurrent	11,459	9,034
Asbestos-related liabilities - noncurrent	530	608
Other noncurrent obligations	3,353	3,109
Total other noncurrent liabilities	16,179	13,842
Redeemable Noncontrolling Interest	147	147
Stockholders’ Equity
Preferred stock, series A ($1.00 par, $1,000 liquidation preference, 4,000,000 shares)	4,000	4,000
Common stock (authorized 1,500,000,000 shares of $2.50 par value each; issued 2012: 1,203,292,822 shares; 2011: 1,184,562,287 shares)	3,008	2,961
Additional paid-in capital	3,281	2,663
Retained earnings	18,495	19,087
Accumulated other comprehensive loss	(7,516)	(5,996)
Unearned ESOP shares	(391)	(434)
Treasury stock at cost (2012: zero shares; 2011: zero shares)	—	—
The Dow Chemical Company’s stockholders’ equity	20,877	22,281
Noncontrolling interests	990	1,010
Total equity	21,867	23,291
Total Liabilities and Equity	$69,605	$69,224
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

(In millions) For the years ended December 31	2012	2011	2010
Operating Activities
Net income	$1,100	$2,784	$2,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,698	2,883	2,962
Provision (Credit) for deferred income tax	(465)	1	328
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	287	(207)	(444)
Pension contributions	(903)	(806)	(708)
Net gain on sales of investments	(19)	(39)	—
Net gain on sales of property, businesses and consolidated companies	(74)	(25)	(95)
Other net (gain) loss	48	10	(12)
Net gain on sales of ownership interest in nonconsolidated affiliates	—	(61)	(25)
Goodwill impairment loss	220	—	—
Restructuring charges	1,343	—	26
Loss on early extinguishment of debt	123	482	46
Asbestos-related credit	—	—	(54)
Excess tax benefits from share-based payment arrangements	(76)	(23)	(20)
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(2,534)	(2,184)	(1,209)
Proceeds from interests in trade accounts receivable conduits	2,650	1,737	1,038
Inventories	(871)	(702)	(750)
Accounts payable	261	376	495
Other assets and liabilities	287	(347)	203
Cash provided by operating activities	4,075	3,879	4,102
Investing Activities
Capital expenditures	(2,614)	(2,687)	(2,130)
Construction of assets pending sale / leaseback	—	(113)	—
Proceeds from sale / leaseback of assets	—	119	—
Proceeds from sales of property and businesses	77	670	1,877
Acquisitions of businesses	(2)	(8)	(8)
Purchases of previously leased assets	—	(30)	(45)
Investments in consolidated companies, net of cash acquired	(37)	(218)	(215)
Proceeds from sales of consolidated companies	—	56	74
Investments in and loans to nonconsolidated affiliates	(285)	(248)	(107)
Distributions and loan repayments from nonconsolidated affiliates	130	295	29
Proceeds from sales of ownership interests in nonconsolidated affiliates	—	93	113
Change in restricted cash	—	—	436
Purchases of investments	(509)	(797)	(946)
Proceeds from sales and maturities of investments	553	874	1,057
Cash provided by (used in) investing activities	(2,687)	(1,994)	135
Financing Activities
Changes in short-term notes payable	(116)	(844)	(700)
Proceeds from notes payable	—	—	84
Payments on notes payable	—	—	(668)
Proceeds from issuance of long-term debt	3,347	3,624	3,131
Payments on long-term debt	(3,988)	(5,337)	(1,387)
Purchases of treasury stock	—	(19)	(14)
Proceeds from issuance of common stock	295	236	181
Proceeds from sales of common stock	—	98	109
Issuance costs for debt and equity securities	(22)	(27)	(12)
Excess tax benefits from share-based payment arrangements	76	23	20
Distributions to noncontrolling interests	(72)	(42)	(8)
Contribution from noncontrolling interests	—	184	100
Dividends paid to stockholders	(2,050)	(1,258)	(1,014)
Cash used in financing activities	(2,530)	(3,362)	(178)
Effect of Exchange Rate Changes on Cash	16	(121)	88
Cash Assumed in Initial Consolidation of Variable Interest Entities	—	3	46
Summary
Increase (Decrease) in cash and cash equivalents	(1,126)	(1,595)	4,193
Cash and cash equivalents at beginning of year	5,444	7,039	2,846
Cash and cash equivalents at end of year	$4,318	$5,444	$7,039
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

(In millions) For the years ended December 31	2012	2011	2010
Preferred Stock
Balance at beginning of year and end of year	4,000	4,000	4,000
Common Stock
Balance at beginning of year	2,961	2,931	2,906
Common stock issued	47	30	25
Balance at end of year	3,008	2,961	2,931
Additional Paid-in Capital
Balance at beginning of year	2,663	2,286	1,913
Common stock issued	248	206	156
Stock-based compensation and allocation of ESOP shares	370	171	217
Balance at end of year	3,281	2,663	2,286
Retained Earnings
Balance at beginning of year	19,087	17,736	16,704
Net income available for The Dow Chemical Company common stockholders	842	2,402	1,970
Dividends declared on common stock (per share: $1.21 in 2012, $0.90 in 2011 and $0.60 in 2010)	(1,419)	(1,037)	(677)
Other	(15)	(14)	(13)
Impact of adoption of ASU 2009-17, net of tax	—	—	(248)
Balance at end of year	18,495	19,087	17,736
Accumulated Other Comprehensive Loss
Balance at beginning of year	(5,996)	(4,399)	(3,892)
Other comprehensive loss	(1,520)	(1,597)	(507)
Balance at end of year	(7,516)	(5,996)	(4,399)
Unearned ESOP Shares
Balance at beginning of year	(434)	(476)	(519)
Shares acquired	(11)	(5)	(1)
Shares allocated to ESOP participants	54	47	44
Balance at end of year	(391)	(434)	(476)
Treasury Stock
Balance at beginning of year	—	(239)	(557)
Purchases	—	(19)	(14)
Issuance to employees and employee plans	—	258	332
Balance at end of year	—	—	(239)
The Dow Chemical Company’s Stockholders’ Equity	20,877	22,281	21,839
Noncontrolling Interests
Balance at beginning of year	1,010	803	569
Net income (loss) attributable to noncontrolling interests	(82)	42	11
Distributions to noncontrolling interests	(73)	(43)	(8)
Capital contributions (noncash capital contributions - 2012: $97; 2011: $0; 2010: $0)	97	37	—
Consolidation of variable interest entities	37	31	109
Conversion of note payable to preferred shares of a subsidiary	—	158	—
Impact of adoption of ASU 2009-17	—	—	100
Other	1	(18)	22
Balance at end of year	990	1,010	803
Total Equity	$21,867	$23,291	$22,642
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Certain reclassifications of prior years' footnote disclosure amounts have been made to conform to the 2012 presentation.

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

Foreign Currency Translation
The local currency has been primarily used as the functional currency throughout the world. Translation gains and losses of those operations that use local currency as the functional currency are included in the consolidated balance sheets in “Accumulated other comprehensive income (loss)” (“AOCI”). Where the U.S. dollar is used as the functional currency or when the foreign subsidiary operates in a hyper-inflationary environment, foreign currency translation gains and losses are reflected in income.

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

Cash and Cash Equivalents
Cash and cash equivalents include time deposits and investments with maturities of three months or less at the time of purchase.

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

Goodwill and Other Intangible Assets
The Company records goodwill when the purchase price of a business acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. Goodwill is tested for impairment at the reporting unit level annually, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. When testing goodwill for impairment, the Company may first assess qualitative factors. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is performed. The Company may also elect to skip the qualitative testing and proceed directly to the quantitative testing. If the quantitative testing indicates that goodwill is impaired, the carrying value of goodwill is written down to fair value. The Company primarily utilizes a discounted cash flow methodology to calculate the fair value of its reporting units. See Note 9 for further information on goodwill.

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

Revenue
Sales are recognized when the revenue is realized or realizable, and the earnings process is complete. Approximately
99 percent of the Company’s sales in 2012 related to sales of product (99 percent in 2011 and 99 percent in 2010). The remaining 1 percent in 2012 related to the Company’s service offerings, insurance operations, and licensing of patents and technology (1 percent in 2011 and 1 percent in 2010). Revenue for product sales is recognized as risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. As such, title to the product passes when the product is delivered to the freight carrier. Dow’s standard terms of delivery are included in its contracts of sale, order confirmation documents and invoices. Freight costs and any directly related costs of transporting finished product to customers are recorded as “Cost of sales” in the consolidated statements of income.

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

Severance Costs
The Company routinely reviews its operations around the world in an effort to ensure competitiveness across its businesses and geographic areas. When the reviews result in a workforce reduction related to the shutdown of facilities or other optimization activities, severance benefits are provided to employees primarily under Dow’s ongoing benefit arrangements. These severance costs are accrued once management commits to a plan of termination including the number of employees to be terminated, their job classifications or functions, their locations and the expected termination date.

Income Taxes
The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted tax rates. The effect of a change in tax rates on deferred tax assets or liabilities is recognized in income in the period that includes the enactment date.

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

NOTE 2 – RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance
On January 1, 2012, the Company adopted Accounting Standards Update ("ASU") 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income," as amended by ASU 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." This standard improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. See the Consolidated Statements of Comprehensive Income and Note 23 for additional information.

On January 1, 2012, the Company adopted ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," which provides common requirements for measuring fair value and disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards ("IFRS"). See Note 11 for additional information about fair value measurements.

On September 30, 2011, the Company adopted ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This ASU simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company has incorporated this guidance into its goodwill impairment testing for 2012 and 2011. See Note 9 for additional information.

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

Accounting Guidance Issued But Not Adopted as of December 31, 2012
In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities," which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. In January 2013, the FASB issued ASU 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Asset and Liabilities," which clarifies the scope of the offsetting disclosures of ASU 2011-11. Both ASUs are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Retrospective presentation for all comparative periods presented is required. The Company is currently evaluating the impact of adopting this guidance.

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. This ASU is effective prospectively for reporting periods beginning after December 15, 2012. The Company is currently evaluating the impact of adopting this guidance.

NOTE 3 – RESTRUCTURING

4Q12 Restructuring
On October 23, 2012, the Company's Board of Directors approved a restructuring plan ("4Q12 Restructuring") to advance the next stage of the Company's transformation and to address macroeconomic uncertainties. The restructuring plan accelerates the Company's structural cost reduction program and will affect approximately 2,850 positions and result in the shutdown of approximately 20 manufacturing facilities. These actions are expected to be completed during the next two years.

As a result of the 4Q12 Restructuring activities, the Company recorded pretax restructuring charges of $990 million in the fourth quarter of 2012 consisting of costs associated with exit or disposal activities of $39 million, severance costs of $375 million and asset write-downs and write-offs of $576 million. The impact of these charges is shown as "Restructuring charges" in the consolidated statements of income and reflected in the Company's segments results as shown in the following table.

4Q12 Restructuring Charges by Operating Segment	Costs Associated with Exit or Disposal Activities		Impairment of Long-Lived Assets, Other Assets and Equity Method Investments
In millions		Severance Costs		Total
Electronic and Functional Materials	$5	$—	$43	$48
Coatings and Infrastructure Solutions	—	—	16	16
Performance Materials	14	—	178	192
Performance Plastics	7	—	19	26
Feedstocks and Energy	—	—	7	7
Corporate	13	375	313	701
Total	$39	$375	$576	$990

Details regarding the components of the 4Q12 Restructuring charges are discussed below:

Costs Associated with Exit or Disposal Activities
The restructuring charges for costs associated with exit or disposal activities totaled $39 million in the fourth quarter of 2012 and included $9 million of curtailment costs associated with other postretirement benefit plans, impacting Corporate; contract cancellation fees of $25 million, impacting Performance Materials ($13 million), Performance Plastics ($7 million), Electronic and Functional Materials ($5 million); and environmental remediation of $5 million impacting Performance Materials ($1 million) and Corporate ($4 million).

Severance Costs
The restructuring charges in the fourth quarter of 2012 included severance of $375 million for the separation of approximately 2,850 employees under the terms of the Company's ongoing benefit arrangements, primarily over the next two years. These costs were charged against Corporate. At December 31, 2012, severance of $8 million had been paid and a liability of $367 million remained for 2,767 employees.

Impairment of Long-Lived Assets, Other Assets and Equity Method Investments
The restructuring charges related to the write-down and write-off of assets in the fourth quarter of 2012 totaled $576 million. Details regarding the write-downs and write-offs are as follows:

•
As a result of weak global demand for lithium-ion batteries, the Company recorded a pretax impairment charge of $303 million related to the write-down of Dow Kokam LLC's long-lived assets, impacting Corporate. At the time of the impairment, Dow had a 63.6 percent ownership interest in Dow Kokam LLC. The impact to Dow, after adjustments for income taxes and the portion attributable to noncontrolling interests, is $189 million.

•
In response to global economic conditions and competitive dynamics, the decision was made to shut down and/or consolidate a number of manufacturing facilities, with an impact of $246 million, summarized as follows:

•
A Dow Automotive Systems Diesel Particulate Filters manufacturing facility in Midland, Michigan was shut down, resulting in the write-down of assets associated with this facility of $114 million, impacting the Performance Materials segment. The facility was shut down in the fourth quarter of 2012.

•
Certain Oxygenated Solvents manufacturing facilities in Texas City, Texas were consolidated and/or shutdown, resulting in an asset write-down of $36 million against the Performance Materials segment. The assets were shut down in the fourth quarter of 2012.

•
A Sodium Borhidrate manufacturing facility in Delfzijl, The Netherlands will be shut down in the fourth quarter of 2013. An asset write-down of $17 million was recorded against the Electronic and Functional Materials segment.

•
Two Interconnect Technologies manufacturing facilities, one in Lucerne, Switzerland and the other in Marlborough, Massachusetts, will be shut down, resulting in a charge related to the write-down of assets of $13 million against the Electronics and Functional Materials segment. The manufacturing facility in Massachusetts will shut down in the fourth quarter of 2013; the manufacturing facility in Switzerland will shut down in the fourth quarter of 2014.

•
A polyethylene manufacturing facility in Tessenderlo, Belgium will be shut down in the first quarter of 2013. As a result, an asset write-down of $10 million was recorded against the Performance Plastics segment.

•
Certain Building and Construction manufacturing assets in Midland, Michigan were shut down in the fourth quarter of 2012. As a result, an asset write-down of $9 million was recorded against the Coatings and Infrastructure Solutions segment.

•
Formulated Systems manufacturing capacity will be consolidated in the United States, resulting in the shut down of a Solon, Ohio manufacturing facility and an asset write-down of $5 million, impacting the Performance Materials segment. The manufacturing facility will shut down in the fourth quarter of 2013.

•
The decision was made to shut down a number of small manufacturing, research and development, and administrative facilities to optimize the assets of the Company. Write-downs of $42 million were recorded in the fourth quarter of 2012, impacting Performance Materials ($20 million), Electronic and Functional Materials ($13 million), Coatings and Infrastructure Solutions ($4 million) and Corporate ($5 million). These facilities will be shut down no later than the fourth quarter of of 2014.

•
Certain capital projects were canceled resulting in the write-off of project spending of $8 million against the Feedstocks and Energy ($7 million) and Coatings and Infrastructure Solutions ($1 million) segments.

•
Due to a change in the Company's strategy regarding its ownership in Nippon Unicar Company Limited ("NUC"), a 50:50 joint venture, the Company determined its equity investment in NUC to be other-than-temporarily impaired and recorded a $9 million write-down of its interest in NUC against the Performance Plastics segment.

•
The fourth quarter of 2012 restructuring charge also included the write-off of other assets associated with plant closures totaling $10 million. These charges are reflected in the results of the operating segments impacted by the restructuring activities.

The following table summarizes the activities related to the Company's 4Q12 Restructuring reserve:

4Q12 Restructuring Activities	Costs Associated with Exit or Disposal Activities		Impairment of Long-Lived Assets, Other Assets and Equity Method Investments
In millions		Severance Costs		Total
Restructuring charges recognized in the fourth quarter of 2012	$39	$375	$576	$990
Charges against the reserve	(9)	—	(576)	(585)
Cash payments	—	(8)	—	(8)
Reserve balance at December 31, 2012	$30	$367	$—	$397

The reserve balance is included in the consolidated balance sheets as "Accrued and other current liabilities" and "Other noncurrent obligations."

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

1Q12 Restructuring Charges by Operating Segment	Costs Associated with Exit or Disposal Activities		Impairment of Long-Lived Assets and Other Assets
In millions		Severance Costs		Total
Electronic and Functional Materials	$—	$—	$17	$17
Coatings and Infrastructure Solutions	4	—	37	41
Performance Materials	146	—	40	186
Corporate	—	113	—	113
Total 1Q12 Restructuring charges	$150	$113	$94	$357
Adjustment to restructuring charges:
Coatings and Infrastructure Solutions	—	—	(4)	(4)
Net 1Q12 Restructuring charges	$150	$113	$90	$353

Details regarding the components of the 1Q12 Restructuring charge are discussed below:

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

Severance Costs
The restructuring charges in the first quarter of 2012 included severance of $113 million for the separation of approximately 900 employees under the terms of the Company's ongoing benefit arrangements, primarily by December 31, 2013. These costs were charged against Corporate. At December 31, 2012, severance of $82 million had been paid and a liability of $31 million remained for 248 employees.

Impairment of Long-Lived Assets and Other Assets
The restructuring charges related to the write-down and write-off of assets in the first quarter of 2012 totaled $94 million. Details regarding the write-downs and write-offs are as follows:

•
The Company evaluated its facilities that manufacture STYROFOAM™ brand insulation and as a result, the decision was made to shut down facilities in Balatonfuzfo, Hungary; Estarreja, Portugal; and Charleston, Illinois. In addition, a facility in Terneuzen, The Netherlands was idled and impaired. Write-downs associated with these facilities of $37 million were recorded in the first quarter of 2012 against the Coatings and Infrastructure Solutions segment. The Netherlands facility was shut down at the end of the second quarter of 2012. The remaining facilities were shut down in the fourth quarter of 2012.

•
The decision was made to shut down and/or consolidate certain manufacturing assets in the Polyurethanes and Epoxy businesses in Texas and Germany. Write-downs associated with these assets of $15 million were recorded in the first quarter of 2012 against the Performance Materials segment. The manufacturing assets in Texas were shutdown in the second quarter of 2012. The German manufacturing assets were shut down by year-end 2012.

•
Certain capital projects were canceled resulting in the write-off of project spending of $42 million against the Performance Materials ($25 million) and Electronic and Functional Materials ($17 million) segments.

During the fourth quarter of 2012, the Company recorded a favorable adjustment to the 1Q12 Restructuring charge related to the impairment of long-lived assets and other assets of $4 million, impacting the Coatings and Infrastructure Solutions segment.

The following table summarizes the activities related to the Company's 1Q12 Restructuring reserve:

1Q12 Restructuring Activities	Costs Associated with Exit or Disposal Activities
In millions		Severance Costs	Impairment of Long-Lived Assets and Other Assets	Total
Restructuring charges recognized in the first quarter of 2012	$150	$113	$94	$357
Adjustments to the reserve	—	—	(4)	(4)
Charges against the reserve	—	—	(90)	(90)
Cash payments	(45)	(82)	—	(127)
Noncash settlements	(47)	—	—	(47)
Foreign currency impact	(2)	—	—	(2)
Reserve balance at December 31, 2012	$56	$31	$—	$87

The reserve balance is included in the consolidated balance sheets as "Accrued and other current liabilities" and "Other noncurrent obligations."

Dow expects to incur additional costs in the future related to its 1Q12 and 4Q12 restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations, and to ensure competitiveness across its businesses and geographic areas. Future costs are expected to include demolition costs related to closed facilities and restructuring plan implementation costs; these will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.
2010 Adjustments to 2009 and 2008 Restructuring Plans
In 2010, the Company recorded additional charges related to the 2009 restructuring plan, as follows: $13 million charge to adjust the impairment of long-lived assets and other assets related to the United States Federal Trade Commission ("FTC") required divestitures; $8 million charge related to the shutdown of a small manufacturing facility; $7 million charge related to additional costs associated with exit or disposal activities related to FTC required divestitures; and $1 million charge for additional severance related to FTC required divestitures. The impact of these charges is shown as “Restructuring charges” in the consolidated statements of income and was reflected in the following operating segments: Coatings and Infrastructure Solutions ($20 million), Electronic and Functional Materials ($8 million), and Corporate ($1 million).
In 2010, the Company decreased the severance reserve for the 2008 restructuring plan by $3 million to adjust the reserve to the remaining future payments. The impact of this adjustment is shown as “Restructuring charges” in the consolidated statements of income and was reflected in Corporate.
Restructuring Reserve Assumed from Rohm and Haas
Included in liabilities assumed in the April 1, 2009 acquisition of Rohm and Haas was a reserve of $122 million for severance and employee benefits for the separation of 1,255 employees under the terms of Rohm and Haas’ ongoing benefit arrangement. The separations resulted from plant shutdowns, production schedule adjustments, productivity improvements and reductions in support services. A currency adjusted liability of $68 million for approximately 552 employees remained at December 31, 2009.

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

NOTE 4 – ACQUISITIONS

Rohm and Haas Acquisition and Integration Related Expenses
During the first quarter of 2011, pretax charges totaling $31 million were recorded for integration costs related to the April 1, 2009 acquisition of Rohm and Haas Company ("Rohm and Haas"). During 2010, pretax charges totaling $143 million were recorded for integration expenses. These charges are shown as “Acquisition-related integration expenses” in the consolidated statements of income and reflected in Corporate.

NOTE 5 – DIVESTITURES

Divestiture of Contract Manufacturing Business
On December 31, 2011, the Company sold the shares of Chemoxy International Limited, a contract manufacturing company located in the United Kingdom, to Crossco (1255) Limited. All assets and liabilities aligned with this company were sold including receivables; inventory; property, plant and equipment; customer lists; trademarks; software; and trade and other payables. The sale was completed for $6 million, net of working capital adjustments and costs to sell, with proceeds subject to customary post-closing adjustments to be finalized in subsequent periods. The value of the net assets divested was $48 million. The Company recorded a $42 million pretax loss on the sale, included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in Performance Materials. The Company recorded an after-tax gain of $44 million on the sale, primarily related to a tax benefit triggered by the recognition of capital losses on the share sale.

Post-closing adjustments were finalized in the fourth quarter of 2012 and the Company recognized a pretax and after-tax gain of $8 million for the post-closing adjustments. The gain was included in "Sundry income (expense) - net" and reflected in Performance Materials.

Divestiture of Polypropylene Business
On July 27, 2011, the Company entered into a definitive agreement to sell its global Polypropylene business (a Performance Plastics business) to Braskem SA. The definitive agreement specified the assets and liabilities related to the business to be included in the sale: the Company's polypropylene manufacturing facilities at Schkopau and Wesseling, Germany, and Freeport and Seadrift, Texas; railcars; inventory; receivables; business know-how; certain product and process technology; and customer contracts and lists. On September 30, 2011, the sale was completed for $459 million, net of working capital adjustments and costs to sell, with proceeds subject to customary post-closing adjustments to be finalized in subsequent periods. Immaterial post-closing adjustments were finalized in the second quarter of 2012. The proceeds included a $474 million receivable that was paid to the Company on October 3, 2011. Dow's Polypropylene Licensing and Catalyst business and related catalyst facilities were excluded from this sale. The transaction resulted in several long-term supply, service and purchase agreements between Dow and Braskem SA, which are expected to generate significant ongoing cash flows. As a result, the divestiture of this business was not reported as discontinued operations.

Divestiture of the Styron Business Unit
On June 17, 2010, the Company completed the sale of its Styron busines unit ("Styron") to an affiliate of Bain Capital Partners for $1,561 million, net of working capital adjustments and costs to sell, with proceeds subject to customary post-closing adjustments. The proceeds included a $75 million long-term note receivable. In addition, the Company elected to acquire a 7.5 percent equity interest in the resulting privately held, global materials company. Businesses and products sold included: Styrenics – polystyrene, acrylonitrile butadiene styrene, styrene acrylonitrile and expandable polystyrene; Emulsion Polymers; Polycarbonate and Compounds and Blends; Synthetic Rubber; and certain products from Dow Automotive Systems. Also included in the sale were certain styrene monomer assets and the Company’s 50 percent ownership interest in Americas Styrenics LLC, a nonconsolidated affiliate.

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

Post-closing adjustments were finalized in the fourth quarter of 2010. In 2010, the Company recognized a pretax gain of $27 million on the sale, net of post-closing adjustments of $24 million and including a net gain on the sale of two small, related joint ventures, working capital adjustments and additional costs to sell. The net gain was included in "Sundry income (expense) – net" and reflected in the following operating segments: Performance Materials ($20 million) and Performance Plastics ($7 million). The sale resulted in an after-tax loss of $56 million, primarily because goodwill related to the divestiture was not tax deductible.

On February 3, 2011, Styron repaid the $75 million long-term note receivable, plus interest. In the first quarter of 2011, the Company received dividend income of $25 million, recorded in "Sundry income (expense) - net" in the consolidated statements of income and reflected in Corporate. The Company continued to hold a 6.5 percent equity interest at December 31, 2012.

Divestitures Required as a Condition to the Acquisition of Rohm and Haas
On July 31, 2009, the Company entered into a definitive agreement that included the sale of a portion of its acrylic monomer and specialty latex businesses. The sale was completed on January 25, 2010. Additional impairment charges of $8 million related to these assets were recognized in the first quarter of 2010. In the second quarter of 2010, additional severance costs of $1 million and the write-off of other assets of $5 million were recognized. The impact of these charges was reflected in Coatings and Infrastructure Solutions ($13 million) and Corporate ($1 million).

The Company completed the sale of its hollow sphere particle business in the second quarter of 2010 and recognized additional costs associated with disposal activities of $7 million, related to contract termination fees and reflected in Coatings and Infrastructure Solutions.

NOTE 6 – INVENTORIES

The following table provides a breakdown of inventories:

Inventories at December 31 In millions	2012	2011
Finished goods	$4,880	$4,327
Work in process	1,910	1,716
Raw materials	866	765
Supplies	820	769
Total inventories	$8,476	$7,577

The reserves reducing inventories from a FIFO basis to a LIFO basis amounted to $842 million at December 31, 2012 and $1,105 million at December 31, 2011. Inventories valued on a LIFO basis, principally hydrocarbon and U.S. chemicals and plastics product inventories, represented 29 percent of the total inventories at December 31, 2012 and 30 percent of total inventories at December 31, 2011.

A reduction of certain inventories resulted in the liquidation of some of the Company’s LIFO inventory layers, increasing pretax income $91 million in 2012, $126 million in 2011 and $159 million in 2010.

NOTE 7 – PROPERTY

Property at December 31 In millions	Estimated Useful Lives (Years)	2012	2011
Land	—	$916	$862
Land and waterway improvements	15-25	1,377	1,310
Buildings	5-55	4,886	4,513
Machinery and equipment	3-20	39,828	37,580
Utility and supply lines	5-20	2,350	2,264
Other property	3-50	2,267	2,290
Construction in progress	—	2,742	3,397
Total property		$54,366	$52,216

In millions	2012	2011	2010
Depreciation expense	$2,057	$2,177	$2,289
Manufacturing maintenance and repair costs	$2,188	$2,247	$1,949
Capitalized interest	$84	$90	$72

NOTE 8 – NONCONSOLIDATED AFFILIATES AND RELATED COMPANY TRANSACTIONS

The Company’s investments in companies accounted for using the equity method (“nonconsolidated affiliates”) were $4,121 million at December 31, 2012 and $3,405 million at December 31, 2011. At December 31, 2012, the carrying amount of the Company’s investments in nonconsolidated affiliates was $69 million more than its share of the investees’ net assets, exclusive of additional differences for Dow Corning Corporation (“Dow Corning”) and MEGlobal, which are discussed separately below. At December 31, 2011, the carrying amount of the Company’s investments in nonconsolidated affiliates was $80 million more than its share of the investees’ net assets, exclusive of additional differences for Dow Corning and MEGlobal. Dividends received from the Company’s nonconsolidated affiliates were $823 million in 2012, $1,016 million in 2011 and $668 million in 2010.
At December 31, 2012 and December 31, 2011, the Company’s investment in Dow Corning was $227 million less than the Company’s proportionate share of Dow Corning’s underlying net assets. This amount is considered a permanent difference related to the other-than-temporary decline in the Company's investment in Dow Corning, triggered by Dow Corning's May 15, 1995 bankruptcy filing. Dow Corning emerged from bankruptcy in 2004.

At December 31, 2012, the Company’s investment in MEGlobal was $193 million less than the Company’s proportionate share of MEGlobal’s underlying net assets ($199 million less at December 31, 2011). This amount represents the difference between the value of certain assets of the joint venture and the Company’s related valuation on a U.S. GAAP basis, of which $54 million (including $5 million related to Equipolymers) is being amortized over the remaining useful lives of the assets and $139 million is considered to be a permanent difference. On July 1, 2011, Equipolymers was merged into MEGlobal, with MEGlobal continuing as the surviving entity. In the third quarter of 2011, the Company received $115 million on a previously impaired note receivable related to its investment in Equipolymers and recognized $86 million in income, included in "Equity in earnings of nonconsolidated affiliates" in the consolidated statements of income and reflected in Performance Plastics.
On October 30, 2011, the Company and Saudi Arabian Oil Company formed Sadara Chemical Company ("Sadara") to build and operate a world-scale, fully integrated chemicals complex in Jubail Industrial City, Kingdom of Saudi Arabia. Construction began immediately and the first production units are expected to come on-line in the second half of 2015, with all units expected to be up and running in 2016. At December 31, 2011, the Company's cumulative investment in Sadara development costs was $824 million, recorded as "Noncurrent receivables" in the consolidated balance sheets. With the formation of the joint venture, the Company's investment in the Sadara project is included in "Investments in and loans to nonconsolidated affiliates" in the consolidated statements of cash flows. Prior to the fourth quarter of 2011, the Company's investment in the Sadara project was included in "Investments in consolidated companies, net of cash acquired" in the consolidated statements of cash flows.
Effective December 8, 2012, Sadara's shareholders received approval to increase their share capital. Pursuant to this approval, Dow's $905 million of development costs related to Sadara, which were previously classified as "Noncurrent receivables" in the Company's consolidated balance sheets, were converted to equity and are now classified as "Investments in nonconsolidated affiliates" in the consolidated balance sheets.
The Company's investment in Americas Styrenics LLC was sold on June 17, 2010, as part of the divestiture of Styron. See Note 5 for information regarding this divestiture.
All of the nonconsolidated affiliates in which the Company has investments are privately held companies; therefore, quoted market prices are not available.

Sales to and purchases from nonconsolidated affiliates were not material to the consolidated financial statements. Balances due to or due from nonconsolidated affiliates at December 31, 2012 and 2011 are as follows:

Balances Due To or Due From Nonconsolidated Affiliates at December 31
In millions	2012	2011
Accounts and notes receivable - other	$632	$616
Noncurrent receivables	8	827
Total assets	$640	$1,443
Notes payable	$66	$92
Accounts payable - other	331	348
Total current liabilities	$397	$440

Principal Nonconsolidated Affiliates
Dow had an ownership interest in 67 nonconsolidated affiliates at December 31, 2012 (69 at December 31, 2011). The Company's principal nonconsolidated affiliates and its ownership interest (direct and indirect) for each at December 31, 2012, 2011 and 2010 are as follows:

Principal Nonconsolidated Affiliates at December 31	Ownership Interest
	2012	2011	2010
Compañía Mega S.A. (1)	N/A	28%	28%
Dow Corning Corporation	50%	50%	50%
EQUATE Petrochemical Company K.S.C.	42.5%	42.5%	42.5%
Equipolymers (2)	—	—	50%
The Kuwait Olefins Company K.S.C.	42.5%	42.5%	42.5%
Map Ta Phut Olefins Company Limited (3)	33%	N/A	N/A
MEGlobal (2)	50%	50%	50%
Sadara Chemical Company (4)	35%	N/A	N/A
The SCG-Dow Group:
Siam Polyethylene Company Limited	50%	50%	50%
Siam Polystyrene Company Limited	50%	50%	50%
Siam Styrene Monomer Co., Ltd.	50%	50%	50%
Siam Synthetic Latex Company Limited	50%	50%	50%
Univation Technologies, LLC	50%	50%	50%

(1)
Compañia Mega S.A. is no longer considered a principal nonconsolidated affiliate as of the fourth quarter of 2012. The Company continues to maintain a 28 percent equity interest in this nonconsolidated affiliate.

(2)    On July 1, 2011, Equipolymers was merged into MEGlobal.

(3)
Map Ta Phut Olefins Company Limited was added as a principal nonconsolidated affiliate in the fourth quarter of 2012. The Company's effective ownership of Map Ta Phut Olefins Company Limited is 33 percent, of which the Company directly owns 20 percent and indirectly owns 13 percent through its equity interest in Siam Polyethylene Company Limited and Siam Synthetic Latex Company Limited.

(4)    Sadara Chemical Company became a principal nonconsolidated affiliate in the fourth quarter of 2012.

The Company’s investment in its principal nonconsolidated affiliates was $3,243 million at December 31, 2012 and $2,546 million at December 31, 2011. Equity earnings from these companies were $479 million in 2012, $1,132 million in 2011 and $1,032 million in 2010. Equity earnings from principal nonconsolidated affiliates decreased in 2012 compared with 2011, primarily due to a decline in earnings at Dow Corning, attributed to ongoing weakness in the silicon value chain, as well as equity losses from Sadara. Equity earnings from Dow Corning were also negatively impacted in 2012 by asset impairment and restructuring charges.

The summarized financial information that follows represents the combined accounts (at 100 percent) of the principal nonconsolidated affiliates.

Summarized Balance Sheet Information at December 31
In millions	2012 (1)	2011 (2)(3)
Current assets	$8,841	$8,823
Noncurrent assets	20,109	15,494
Total assets	$28,950	$24,317
Current liabilities	$6,903	$4,376
Noncurrent liabilities	12,788	12,573
Total liabilities	$19,691	$16,949
Noncontrolling interests	$708	$789

(1)
The summarized balance sheet information for 2012 does not include the results for Compañia Mega S.A which is no longer considered a principal nonconsolidated affiliate as of the fourth quarter of 2012.

(2)
The summarized balance sheet information for 2011 does not include the results for Map Ta Phut Olefins Company Limited and Sadara Chemical Company as these entities became principal nonconsolidated affiliates in 2012.

(3)
The summarized balance sheet information for 2011 was updated in 2012 due to a prior period reclassification of noncurrent deferred tax assets and liabilities made by a principal nonconsolidated affiliate.

Summarized Income Statement Information
In millions	2012 (1)	2011 (2)	2010 (3)
Sales	$17,668	$16,396	$14,702
Gross profit	$2,911	$4,176	$3,833
Net income	$872	$2,470	$2,189

(1)
The summarized income statement information for 2012 does not include the results for Compañia Mega S.A. which is no longer considered a principal nonconsolidated affiliate as of the fourth quarter of 2012.

(2)
The summarized income statement information for 2011 does not include the results for Map Ta Phut Olefins Company and Sadara Chemical Company as these entities became principal nonconsolidated affiliates in 2012.

(3)
The summarized income statement information for 2010 includes the results for Americas Styrenics LLC through June 17, 2010. It does not include the results for Map Ta Phut Olefins Company and Sadara Chemical Company as these entities became principal nonconsolidated affiliates in 2012.

The Company has service agreements with some of these entities, including contracts to manage the operations of manufacturing sites and the construction of new facilities; licensing and technology agreements; and marketing, sales, purchase and lease agreements.

Excess ethylene glycol produced in Dow’s plants in the United States and Europe is sold to MEGlobal and represented 1 percent of total net sales in 2012 (1 percent of total net sales in 2011 and 1 percent of total net sales in 2010). In addition, the Company sells ethylene to MEGlobal as a raw material for its ethylene glycol plants in Canada. Sales of ethylene and ethylene glycol to MEGlobal are reflected in the Feedstocks and Energy segment and represented 4 percent of the segment's sales in 2012 (5 percent in 2011 and 6 percent in 2010).

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011, by operating segment:

Goodwill	Electronic and Functional Materials	Coatings and Infrastructure Solutions	Ag Sciences	Perf Materials	Perf Plastics	Feedstocks and Energy	Total
In millions
Gross goodwill at Jan 1, 2011	$4,949	$4,057	$1,546	$1,182	$1,416	$63	$13,213
Accumulated impairments at Jan 1, 2011	—	—	—	(216)	(30)	—	(246)
Net goodwill at Jan 1, 2011	$4,949	$4,057	$1,546	$966	$1,386	$63	$12,967
Acquisition of seed company	—	—	12	—	—	—	12
Sale of a Dow Automotive Systems product line	—	—	—	(7)	—	—	(7)
Foreign currency impact	(15)	(16)	—	—	(11)	—	(42)
Net goodwill at Dec 31, 2011	$4,934	$4,041	$1,558	$959	$1,375	$63	$12,930
Lightscape Materials, Inc.	3	—	—	—	—	—	3
Goodwill impairment	—	—	—	(220)	—	—	(220)
Foreign currency impact	8	11	—	1	6	—	26
Net goodwill at Dec 31, 2012	$4,945	$4,052	$1,558	$740	$1,381	$63	$12,739
Accumulated impairments at Dec 31, 2012	—	—	—	429	—	—	429
Gross goodwill at Dec 31, 2012	$4,945	$4,052	$1,558	$1,169	$1,381	$63	$13,168

At December 31, 2012, the Company had accumulated goodwill impairments of $429 million ($209 million at December 31, 2011 and $246 million at January 1, 2011). During the past two years, the accumulated goodwill impairments balance was reduced by the following transactions: the September 30, 2011 sale of the global Polypropylene business, which included $30 million of impaired goodwill (reflected in Performance Plastics); and the divestiture of the Dow Haltermann business during 2011, which included $7 million of impaired goodwill (reflected in Performance Materials).

Goodwill Impairments
During the fourth quarter of 2012, the Company performed its annual impairment test for goodwill. The Company assessed qualitative factors for 11 of its 20 reporting units carrying goodwill to determine whether it was more likely than not that the fair value of each reporting unit was less than its carrying value amount. The qualitative factors assessed for the Company included, but were not limited to, GDP growth rates, long-term hydrocarbon and energy prices, equity and credit market activity, discount rates, foreign exchange rates and overall financial performance. Qualitative factors assessed for each of the reporting units included, but were not limited to, changes in industry and market structure, competitive environments, planned capacity and new product launches, cost factors such as raw material prices, and financial performance of each reporting unit. The qualitative assessment indicated that it was more likely than not that the fair value exceeded carrying value for those reporting units included in the qualitative test. The Company performed the first step of the quantitative testing for the remaining 9 reporting units. The Company utilized a discounted cash flow methodology to calculate the fair value of the reporting units. Based on the fair value analysis, management concluded that fair value exceeded carrying value for all reporting units except Dow Formulated Systems. Management completed the second step of the quantitative test for Dow Formulated Systems which compared the implied fair value of the reporting unit's goodwill to the carrying value. As a result, the Company recorded an impairment loss of $220 million in the fourth quarter of 2012, which is included in "Goodwill impairment loss" in the consolidated statements of income and reflected in the Performance Materials segment. The goodwill impairment loss represents the total amount of goodwill carried by the Dow Formulated Systems reporting unit.

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

During the fourth quarter of 2010, the Company performed its annual impairment tests for goodwill. As a result of the review, it was determined that no goodwill impairments existed.

Other Intangible Assets
The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets at December 31	2012			2011
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$1,729	$(747)	$982	$1,693	$(594)	$1,099
Patents	120	(100)	20	119	(97)	22
Software	1,047	(548)	499	1,049	(596)	453
Trademarks	691	(285)	406	695	(224)	471
Customer related	3,688	(974)	2,714	3,652	(730)	2,922
Other	158	(131)	27	150	(108)	42
Total other intangible assets, finite lives	$7,433	$(2,785)	$4,648	$7,358	$(2,349)	$5,009
IPR&D (1), indefinite lives	63	—	63	52	—	52
Total other intangible assets	$7,496	$(2,785)	$4,711	$7,410	$(2,349)	$5,061
(1)    In-process research and development ("IPR&D") purchased in a business combination.

The following table provides information regarding amortization expense related to intangible assets:

Amortization Expense In millions	2012	2011	2010
Other intangible assets, excluding software	$478	$496	$509
Software, included in “Cost of sales”	$63	$94	$87

Total estimated amortization expense for the next five fiscal years is as follows:

Estimated Amortization Expense for Next Five Years In millions
2013	$533
2014	$511
2015	$493
2016	$483
2017	$449

NOTE 10 – FINANCIAL INSTRUMENTS

Investments
The Company’s investments in marketable securities are primarily classified as available-for-sale securities.

Investing Results
In millions	2012	2011	2010
Proceeds from sales of available-for-sale securities	$514	$764	$981
Gross realized gains	$40	$44	$69
Gross realized losses	$(11)	$(14)	$(26)

The following table summarizes the contractual maturities of the Company’s investments in debt securities:

Contractual Maturities of Debt Securities at December 31, 2012
In millions	Amortized Cost	Fair Value
Within one year	$33	$34
One to five years	444	490
Six to ten years	513	568
After ten years	192	229
Total	$1,182	$1,321

At December 31, 2012, the Company had $1,701 million ($1,836 million at December 31, 2011) of held-to-maturity securities (primarily Treasury Bills) classified as cash equivalents as these securities had maturities of three months or less at the time of purchase. The Company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. At December 31, 2012, the Company had investments in money market funds of $252 million classified as cash equivalents ($1,090 million at December 31, 2011).

The net unrealized gain from mark-to-market adjustments recognized in earnings on trading securities held at the end of the year was $1 million in 2012, $13 million in 2011 and $8 million in 2010.

The following tables provide the fair value and gross unrealized losses of the Company’s investments that were deemed to be temporarily impaired at December 31, 2012 and 2011, aggregated by investment category:

Temporarily Impaired Securities at December 31, 2012 (1)
	Less than 12 months
In millions	Fair Value	Unrealized Losses
Corporate bonds	$22	$(1)
Equity securities	30	(2)
Total temporarily impaired securities	$52	$(3)
(1)    Unrealized losses of 12 months or more were less than $1 million.

Temporarily Impaired Securities at December 31, 2011 (1)
	Less than 12 months
In millions	Fair Value	Unrealized Losses
Corporate bonds	$44	$(2)
Equity securities	190	(36)
Total temporarily impaired securities	$234	$(38)
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

For debt securities, the credit rating of the issuer, current credit rating trends, the trends of the issuer’s overall sector, the ability of the issuer to pay expected cash flows and the length of time the security has been in a loss position are considered in determining whether unrealized losses represent an other-than-temporary impairment. The Company did not have any credit-related losses during 2012, 2011 or 2010.

For equity securities, the Company’s investments are primarily in Standard & Poor’s (“S&P”) 500 companies; however, the Company’s policies allow investments in companies outside of the S&P 500. The largest holdings are Exchange Traded Funds that represent the S&P 500 index or an S&P 500 sector or subset; the Company also has holdings in Exchange Traded Funds that represent emerging markets. The Company considers the evidence to support the recovery of the cost basis of a security including volatility of the stock, the length of time the security has been in a loss position, value and growth expectations, and overall market and sector fundamentals, as well as technical analysis, in determining whether unrealized losses represent an other-than-temporary impairment. In 2012, other-than-temporary impairment write-downs on investments still held by the Company were $7 million ($6 million in 2011).

The aggregate cost of the Company's cost method investments totaled $176 million at December 31, 2012 ($179 million at December 31, 2011). Due to the nature of these investments, the fair market value is not readily determinable. These investments are reviewed quarterly for impairment indicators. The Company's impairment analysis resulted in a $3 million reduction in the cost basis of these investments for the year ended December 31, 2012; the analysis in 2011 resulted in no reduction for the year ended December 31, 2011.

The following table summarizes the fair value of financial instruments at December 31, 2012 and 2011:

Fair Value of Financial Instruments at December 31
	2012				2011
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities: (1)
Debt securities:
Government debt (2)	$506	$59	$—	$565	$556	$62	$—	$618
Corporate bonds	676	81	(1)	756	652	73	(2)	723
Total debt securities	$1,182	$140	$(1)	$1,321	$1,208	$135	$(2)	$1,341
Equity securities	634	109	(3)	740	646	57	(36)	667
Total marketable securities	$1,816	$249	$(4)	$2,061	$1,854	$192	$(38)	$2,008
Long-term debt including debt due within one year (3)	$(20,591)	$24	$(3,195)	$(23,762)	$(21,059)	$6	$(2,736)	$(23,789)
Derivatives relating to:
Interest rates	$—	$1	$(6)	$(5)	$—	$—	$—	$—
Commodities (4)	$—	$26	$(7)	$19	$—	$16	$(1)	$15
Foreign currency	$—	$34	$(20)	$14	$—	$31	$(17)	$14

(1)	Included in “Other investments” in the consolidated balance sheets.

(2)	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

(3)	Cost includes fair value adjustments of $23 million at December 31, 2012 and $23 million at December 31, 2011.

(4)	Presented net of cash collateral, as disclosed in Note 11.

Cost approximates fair value for all other financial instruments.

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

The Company’s risk management program for interest rate, foreign currency and commodity risks is based on fundamental, mathematical and technical models that take into account the implicit cost of hedging. Risks created by derivative instruments and the mark-to-market valuations of positions are strictly monitored at all times, using value at risk and stress tests. Counterparty credit risk arising from these contracts is not significant because the Company minimizes counterparty concentration, deals primarily with major financial institutions of solid credit quality, and the majority of its hedging transactions mature in less than three months. In addition, the Company minimizes concentrations of credit risk through its global orientation by transacting with large, internationally diversified financial counterparties. It is the Company’s policy to not have credit-risk-related contingent features in its derivative instruments. No significant concentration of counterparty credit risk existed at December 31, 2012. The Company does not anticipate losses from credit risk, and the net cash requirements arising from counterparty risk associated with risk management activities are not expected to be material in 2013.

The Company revises its strategies as market conditions dictate and management reviews its overall financial strategies and the impacts from using derivatives in its risk management program with the Company’s Board of Directors.

Interest Rate Risk Management
The Company enters into various interest rate contracts with the objective of lowering funding costs or altering interest rate exposures related to fixed and variable rate obligations. In these contracts, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. At December 31, 2012, the Company had open interest rate swaps with maturity dates that extend to 2021.

Foreign Currency Risk Management
The Company’s global operations require active participation in foreign exchange markets. The Company enters into foreign exchange forward contracts and options, and cross-currency swaps to hedge various currency exposures or create desired exposures. Exposures primarily relate to assets, liabilities and bonds denominated in foreign currencies, as well as economic exposure, which is derived from the risk that currency fluctuations could affect the dollar value of future cash flows related to operating activities. The primary business objective of the activity is to optimize the U.S. dollar value of the Company’s assets, liabilities and future cash flows with respect to exchange rate fluctuations. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. At December 31, 2012, the Company had forward contracts, options and cross-currency swaps to buy, sell or exchange foreign currencies. These contracts had various expiration dates, primarily in the first quarter of 2013.

Commodity Risk Management
The Company has exposure to the prices of commodities in its procurement of certain raw materials. The primary purpose of commodity hedging activities is to manage the price volatility associated with these forecasted inventory purchases. At December 31, 2012, the Company had futures contracts, options and swaps to buy, sell or exchange commodities. These agreements had various expiration dates through the fourth quarter of 2015.

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

At December 31, 2012, the Company had no net loss from previously terminated interest rate cash flow hedges included in AOCI ($1 million after tax at December 31, 2011). During 2012, 2011 and 2010, there was no material impact on the consolidated financial statements due to interest rate hedge ineffectiveness. The Company had open interest rate derivatives designated as cash flow hedges at December 31, 2012 with a net loss of $3 million after tax and a notional U.S. dollar equivalent of $433 million (no open interest rate derivatives designated as cash flow hedges at December 31, 2011).

Current open foreign currency forward contracts hedge the currency risk of forecasted feedstock purchase transactions until April 2013. The effective portion of the mark-to-market effects of the foreign currency forward contracts is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying feedstock purchase affects income. The net loss from the foreign currency hedges included in AOCI at December 31, 2012 was $14 million after tax (net gain of $2 million after tax at December 31, 2011). During 2012, 2011 and 2010, there was no material impact on the consolidated financial statements due to foreign currency hedge ineffectiveness. At December 31, 2012, the Company had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a notional U.S. dollar equivalent of $366 million ($432 million at December 31, 2011).

Commodity swaps, futures and option contracts with maturities of not more than 36 months are utilized and designated as cash flow hedges of forecasted commodity purchases. Current open contracts hedge forecasted transactions until October 2014. The effective portion of the mark-to-market effect of the cash flow hedge instrument is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying commodity purchase affects income. The net gain from commodity hedges included in AOCI at December 31, 2012 was $24 million after tax ($7 million after tax loss at December 31, 2011). During 2012, 2011 and 2010, there was no material impact on the consolidated financial statements due to commodity hedge ineffectiveness. At December 31, 2012 and 2011, the Company had the following gross notionals of outstanding commodity forward contracts to hedge forecasted purchases:

Commodity	Dec 31, 2012	Dec 31, 2011	Notional Volume Unit
Corn	1.9	0.6	million bushels
Crude Oil	0.4	0.2	million barrels
Ethane	1.8	1.6	million barrels
Naphtha	90.0	90.0	kilotons
Natural Gas	186.0	7.4	million million British thermal units
Ethane / Propane Mix	—	0.2	million barrels
Soybeans	1.3	0.3	million bushels

The net after-tax amounts to be reclassified from AOCI to income within the next 12 months are a $20 million gain for commodity contracts and a $14 million loss for foreign currency contracts.

Fair Value Hedges
For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current period income and reflected as “Interest expense and amortization of debt discount” in the consolidated statements of income. The short-cut method is used when the criteria are met. At December 31, 2012 and 2011, the Company had no open interest rate swaps designated as fair value hedges of underlying fixed rate debt obligations.

Net Foreign Investment Hedges
For derivative instruments that are designated and qualify as net foreign investment hedges, the effective portion of the gain or loss on the derivative is included in “Cumulative Translation Adjustments” in AOCI. At December 31, 2012 and 2011, the Company had no open forward contracts or outstanding options to buy, sell or exchange foreign currencies designated as net foreign investment hedges. At December 31, 2012, the Company had outstanding foreign-currency denominated debt designated as a hedge of net foreign investment of $233 million ($585 million at December 31, 2011). The results of hedges of the Company’s net investment in foreign operations included in “Cumulative Translation Adjustments” in AOCI was a net gain of $22 million after tax at December 31, 2012 (net loss of $48 million after tax at December 31, 2011). During 2012, 2011 and 2010 there was no material impact on the consolidated financial statements due to hedge ineffectiveness. See Note 23 for further detail on changes in AOCI.

Other Derivative Instruments
The Company utilizes futures, options and swap instruments that are effective as economic hedges of commodity price exposures, but do not the meet hedge accounting criteria for derivatives and hedging. At December 31, 2012 and 2011, the Company had the following gross notionals of outstanding commodity contracts:

Commodity	Dec 31, 2012	Dec 31, 2011	Notional Volume Unit
Ethane	1.0	2.1	million barrels
Naphtha	—	82.5	kilotons
Natural Gas	33.0	4.6	million million British thermal units

The Company also uses foreign exchange forward contracts, options, and cross-currency swaps that are not designated as hedging instruments primarily to manage foreign currency exposure. The Company had open foreign exchange contracts with various expiration dates to buy, sell or exchange foreign currencies with a gross notional U.S. dollar equivalent of $17,637 million at December 31, 2012 ($14,002 million at December 31, 2011) and open interest rate swaps with a notional U.S. dollar equivalent of $472 million at December 31, 2012 (no open interest rate swaps at December 31, 2011).

The following table provides the fair value and gross balance sheet classification of derivative instruments at December 31, 2012 and 2011:

Fair Value of Derivative Instruments In millions	Balance Sheet Classification	2012	2011
Asset Derivatives
Derivatives designated as hedges:
Interest rates	Other current assets	$1	$—
Commodities	Other current assets	28	5
Foreign currency	Accounts and notes receivable – Other	3	9
Total derivatives designated as hedges		$32	$14
Derivatives not designated as hedges:
Commodities	Other current assets	$3	$19
Foreign currency	Accounts and notes receivable – Other	52	66
Total derivatives not designated as hedges		$55	$85
Total asset derivatives		$87	$99
Liability Derivatives
Derivatives designated as hedges:
Interest rates	Accounts payable – Other	$5	$—
Commodities	Accounts payable – Other	21	11
Foreign currency	Accounts payable – Other	14	8
Total derivatives designated as hedges		$40	$19
Derivatives not designated as hedges:
Interest rates	Accounts payable – Other	$1	$—
Commodities	Accounts payable – Other	6	9
Foreign currency	Accounts payable – Other	27	53
Total derivatives not designated as hedges		$34	$62
Total liability derivatives		$74	$81

Foreign currency derivatives not designated as hedges are offset by foreign exchange gains/losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The amount charged on a pretax basis related to foreign currency derivatives not designated as a hedge, which is included in "Sundry income (expense) - net" in the consolidated statements of income was a loss of $9 million for 2012, gain of $1 million for 2011 and gain of $155 million for 2010.

NOTE 11 – FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis
The following tables summarize the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at December 31, 2012 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Cash equivalents (2)	$—	$1,953	$—	$—	$1,953
Interests in trade accounts receivable conduits (3)	—	—	1,057	—	1,057
Equity securities (4)	702	38	—	—	740
Debt securities: (4)
Government debt (5)	—	565	—	—	565
Corporate bonds	—	756	—	—	756
Derivatives relating to: (6)
Interest rates	—	1	—	—	1
Commodities	9	22	—	(5)	26
Foreign currency	—	55	—	(21)	34
Total assets at fair value	$711	$3,390	$1,057	$(26)	$5,132
Liabilities at fair value:
Long-term debt (7)	$—	$23,762	$—	$—	$23,762
Derivatives relating to: (6)
Interest rates	—	6	—	—	6
Commodities	16	11	—	(20)	7
Foreign currency	—	41	—	(21)	20
Total liabilities at fair value	$16	$23,820	$—	$(41)	$23,795

(1)
Cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

(2)	Primarily Treasury Bills included in "Cash and cash equivalents" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

(3)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets. See Note 15 for additional information on transfers of financial assets.

(4)	The Company’s investments in equity and debt securities are primarily classified as available-for-sale and are included in “Other investments” in the consolidated balance sheets.

(5)	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

(6)	See Note 10 for the classification of derivatives in the consolidated balance sheets.

(7)	See Note 10 for information on fair value adjustments to long-term debt, included at cost in the consolidated balance sheets.

Basis of Fair Value Measurements on a Recurring Basis at December 31, 2011 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Cash equivalents (2)	$—	$2,926	$—	$—	$2,926
Interests in trade accounts receivable conduits (3)	—	—	1,141	—	1,141
Equity securities (4)	634	33	—	—	667
Debt securities: (4)
Government debt (5)	—	618	—	—	618
Corporate bonds	—	723	—	—	723
Derivatives relating to: (6)
Commodities	10	14	—	(8)	16
Foreign currency	—	75	—	(44)	31
Total assets at fair value	$644	$4,389	$1,141	$(52)	$6,122
Liabilities at fair value:
Long-term debt (7)	$—	$23,789	$—	$—	$23,789
Derivatives relating to: (6)
Commodities	13	7	—	(19)	1
Foreign currency	—	61	—	(44)	17
Total liabilities at fair value	$13	$23,857	$—	$(63)	$23,807

(1)
Cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

(2)	Primarily Treasury Bills included in "Cash and cash equivalents" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

(3)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets. See Note 15 for additional information on transfers of financial assets.

(4)	The Company’s investments in equity and debt securities are primarily classified as available-for-sale and are included in “Other investments” in the consolidated balance sheets.

(5)	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

(6)	See Note 10 for the classification of derivatives in the consolidated balance sheets.

(7)	See Note 10 for information on fair value adjustments to long-term debt, included at cost in the consolidated balance sheets.

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding liabilities. The Company posted cash collateral of $20 million at December 31, 2012 ($11 million of cash collateral at December 31, 2011).
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
For all other assets and liabilities for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models. See Note 10 for further information on the types of instruments used by the Company for risk management.

There were no transfers between Levels 1 and 2 during the years ended December 31, 2012 and 2011.
For assets classified as Level 3 measurements, the fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity. The fair value of the Company’s interests held in trade receivable conduits is determined by calculating the expected amount of cash to be received using the key input of anticipated credit losses in the portfolio of receivables sold that have not yet been collected. Given the short-term nature of the underlying receivables, discount rate and prepayments are not factors in determining the fair value of the interests. See Note 15 for further information on assets classified as Level 3 measurements.
The following table summarizes the changes in fair value measurements using Level 3 inputs for the years ended December 31, 2012 and 2011:

Fair Value Measurements Using Level 3 Inputs for Interests Held in Trade Receivable Conduits (1)	2012	2011
In millions
Balance at January 1	$1,141	$1,267
Gain included in earnings (2)	8	3
Purchases	2,558	1,679
Settlements	(2,650)	(1,808)
Balance at December 31	$1,057	$1,141

(1)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets.

(2)	Included in "Selling, general and administrative expenses" in the consolidated statements of income.

Fair Value Measurements on a Nonrecurring Basis
The following table summarizes the basis used to measure certain assets and liabilities at fair value on a nonrecurring basis in the consolidated balance sheets in 2012:

Basis of Fair Value Measurements on a Nonrecurring Basis	Significant Other Unobservable Inputs	Total Losses
In millions	(Level 3)	2012
2012
Assets at fair value:
Long-lived assets, other assets and equity method investments	$45	$(693)
Goodwill	$—	$(220)
2011
Assets at fair value:
Long-lived assets, other assets and equity method investments	$—	$(27)
2010
Assets at fair value:
Long-lived assets, other assets and equity method investments	$—	$(75)

2012 Fair Value Measurements on a Nonrecurring Basis
As part of the 1Q12 Restructuring plan that was approved on March 27, 2012, the Company shut down a number of manufacturing facilities during 2012. The manufacturing assets and facilities associated with this plan were written down to zero in the first quarter of 2012 and a $94 million impairment charge was included in "Restructuring charges" in the consolidated statements of income. During the fourth quarter of 2012, the Company reduced the 1Q12 Restructuring reserve by $4 million. See Note 3 for additional information.

In the second half of 2012, a $27 million asset impairment charge was recognized in the Performance Materials segment. The assets, classified as Level 3 measurements, were valued at $12 million using unobservable inputs, including assumptions a market participant would use to measure the fair value of the group of assets.

As part of the 4Q12 Restructuring plan that was approved on October 23, 2012, the Company will shut down a number of manufacturing facilities during the next two years. The manufacturing assets and facilities associated with this plan were written down to zero in the fourth quarter of 2012. In addition, an equity investment was impaired. The equity investment, classified as a Level 3 measurement, was valued at $33 million using unobservable inputs, including assumptions a market participant would use to measure the fair value of the investment. These impairment charges, totaling $576 million, were included in "Restructuring charges" in the consolidated statements of income. See Note 3 for additional information.

In the fourth quarter of 2012, the Company performed its annual goodwill impairment testing utilizing a discounted cash flow methodology as its valuation technique. As a result of this testing, the Company recognized a $220 million goodwill impairment charge related to its Dow Formulated Systems reporting unit (part of the Performance Materials segment), which was included in "Goodwill impairment loss" in the consolidated statements of income. See Note 9 for additional information.

2011 Fair Value Measurements on a Nonrecurring Basis
After evaluating expected future investments in conjunction with expected future cash flows, a $27 million asset impairment charge was recognized in the fourth quarter of 2011 related to a manufacturing facility in Brazil aligned with the Polyurethanes business. The long-lived assets and supplies associated with this facility were written down to zero. The charge was included in "Cost of sales" in the consolidated statements of income and reflected in the Performance Materials segment. The decision was made to shut down this facility as part of the 1Q12 Restructuring plan.

2010 Fair Value Measurements on a Nonrecurring Basis
After evaluating expected future investments in conjunction with expected future cash flows, a $48 million asset impairment charge was recognized in the Polyurethanes business in the fourth quarter of 2010. The Company’s evaluation of strategic alternatives for Epoxy capacity resulted in an$18 million asset impairment charge in the fourth quarter of 2010. Due to a change in the scope of a capital project, a $9 million asset impairment charge was recognized in Dow Automotive Systems in the fourth quarter of 2010. In all cases, the assets were written down to zero. The charges were included in "Cost of sales" in the consolidated statements of income and reflected in the Performance Materials segment.

NOTE 12 – SUPPLEMENTARY INFORMATION

Sundry Income (Expense) – Net
In millions	2012	2011	2010
Gain on sale of Styron	$—	$—	$27
Gain (loss) on sale of a contract manufacturing business (1)	8	(36)	—
Gain on sales of other assets and securities	81	119	166
Loss on early extinguishment of debt	(123)	(482)	(46)
Obligation related to past divestiture	—	—	(47)
Reclassification of cumulative translation adjustments (2)	—	33	—
Foreign exchange loss	(51)	(53)	(6)
Gain on consolidation of a joint venture	—	21	—
Dividend income	1	25	—
Other-net	57	57	31
Total sundry income (expense) – net	$(27)	$(316)	$125

(1)	The 2011 loss on the sale of a contract manufacturing business also included a $6 million loss reported as
"Reclassification of cumulative translation adjustments."

(2)	Cumulative translation adjustments reclassified from "Accumulated other comprehensive income (loss)"
into income resulted from asset sales that qualified as complete liquidations of foreign entities.
Accrued and Other Current Liabilities
“Accrued and other current liabilities” were $2,656 million at December 31, 2012 and $2,463 million at December 31, 2011. Accrued payroll, which is a component of “Accrued and other current liabilities,” was $620 million at December 31, 2012 and $475 million at December 31, 2011. No other component of accrued liabilities was more than 5 percent of total current liabilities.

Other Income Statement Information
In millions	2012	2011	2010
Provision for doubtful receivables (1)	$13	$18	$6
(1)    Included in “Selling, general and administrative expenses” in the consolidated statements of income.

Supplemental Disclosure of Cash Flow Information
In millions	2012	2011	2010
Cash payments for interest	$1,345	$1,434	$1,535
Cash payments for income taxes	$1,107	$1,056	$598

NOTE 13 – EARNINGS PER SHARE CALCULATIONS

The following tables provide the earnings per share calculations for the years ended December 31, 2012 and 2011:

Net Income In millions	2012	2011
Net income	$1,100	$2,784
Net (income) loss attributable to noncontrolling interests	82	(42)
Net income attributable to The Dow Chemical Company	$1,182	$2,742
Preferred stock dividends	(340)	(340)
Net income attributable to participating securities (1)	(13)	(30)
Net income attributable to common stockholders	$829	$2,372

Earnings Per Share Calculations - Basic Dollars per share	2012	2011
Net income	$0.94	$2.42
Net (income) loss attributable to noncontrolling interests	0.07	(0.03)
Net income attributable to The Dow Chemical Company	$1.01	$2.39
Preferred stock dividends	(0.29)	(0.30)
Net income attributable to participating securities (1)	(0.01)	(0.03)
Net income attributable to common stockholders	$0.71	$2.06

Earnings Per Share Calculations - Diluted Dollars per share	2012	2011
Net income	$0.93	$2.40
Net (income) loss attributable to noncontrolling interests	0.07	(0.03)
Net income attributable to The Dow Chemical Company	$1.00	$2.37
Preferred stock dividends (2)	(0.29)	(0.29)
Net income attributable to participating securities (1)	(0.01)	(0.03)
Net income attributable to common stockholders	$0.70	$2.05

Shares in millions
Weighted-average common shares - basic	1,169.7	1,149.0
Plus dilutive effect of stock options and awards	6.7	9.2
Weighted-average common shares - diluted	1,176.4	1,158.2
Stock options and deferred stock awards excluded from EPS calculations (3)	52.6	44.7
Conversion of preferred stock excluded from EPS calculations (4)	96.8	96.8

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

The following tables provide the earnings per share calculations for the year ended December 31, 2010:

Net Income In millions	2010
Net income	$2,321
Net income attributable to noncontrolling interests	(11)
Net income attributable to The Dow Chemical Company	$2,310
Preferred stock dividends	(340)
Net income available for common stockholders	$1,970

Earnings Per Share Calculations - Basic Dollars per share	2010
Net income	$2.06
Net income attributable to noncontrolling interests	(0.01)
Net income attributable to The Dow Chemical Company	$2.05
Preferred stock dividends	(0.30)
Net income available for common stockholders	$1.75

Earnings Per Share Calculations - Diluted Dollars per share	2010
Net income	$2.03
Net income attributable to noncontrolling interests	(0.01)
Net income attributable to The Dow Chemical Company	$2.02
Preferred stock dividends (1)	(0.30)
Net income available for common stockholders	$1.72

Shares in millions
Weighted-average common shares - basic	1,125.9
Plus dilutive effect of stock options and awards	17.9
Weighted-average common shares - diluted	1,143.8
Stock options and deferred stock awards excluded from EPS calculations (2)	45.7
Conversion of preferred stock excluded from EPS calculations (3)	96.8

(1)	Preferred stock dividends were not added back in the calculation of diluted earnings per share because the effect of adding them back would have been antidilutive.

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

NOTE 14 – COMMITMENTS AND CONTINGENT LIABILITIES

Dow Corning Credit Facility
The Company is a 50 percent shareholder in Dow Corning Corporation ("Dow Corning"). On June 1, 2004, the Company agreed to provide a credit facility to Dow Corning as part of Dow Corning's Joint Plan of Reorganization. The aggregate amount of the facility was originally $300 million; it was reduced to $100 million effective June 1, 2012, of which the Company's share is $50 million. At December 31, 2012, no draws had been taken against the credit facility.

Environmental Matters
Introduction
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At December 31, 2012, the Company had accrued obligations of $754 million for probable environmental remediation and restoration costs, including $69 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition or cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2011, the Company had accrued obligations of $733 million for probable environmental remediation and restoration costs, including $69 million for the remediation of Superfund sites and $50 million for environmental liabilities recognized in the fourth quarter of 2011 related to the Camaçari, Brazil site.

The following table summarizes the activity in the Company's accrued obligations for environmental matters for the years ended December 31, 2012 and 2011:

Accrued Obligations for Environmental Matters
In millions	2012	2011
Balance at January 1	$733	$607
Additional accruals	203	286
Charges against reserve	(176)	(149)
Foreign currency impact	(6)	(11)
Balance at December 31	$754	$733

The amounts charged to income on a pretax basis related to environmental remediation totaled $197 million in 2012, $261 million in 2011 and $158 million in 2010. Capital expenditures for environmental protection were $145 million in 2012, $170 million in 2011 and $173 million in 2010.

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

Tittabawassee and Saginaw Rivers, Saginaw Bay
The Company, the U.S. Environmental Protection Agency (“EPA”) and the State of Michigan ("State") entered into an administrative order on consent (“AOC”), effective January 21, 2010, that requires the Company to conduct a remedial investigation, a feasibility study and a remedial design for the Tittabawassee River, the Saginaw River and the Saginaw Bay, and pay the oversight costs of the EPA and the State under the authority of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). These actions, to be conducted under the lead oversight of the EPA, will build upon the investigative work completed under the State Resource Conservation Recovery Act (“RCRA”) program from 2005 through 2009. The Tittabawassee River, beginning at the Midland Site and extending down to the first six miles of the Saginaw River, are designated as the first Operable Unit for purposes of conducting the remedial investigation, feasibility study and remedial design work. This work will be performed in a largely upriver to downriver sequence for eight geographic segments of the Tittabawassee and upper Saginaw Rivers. In the first quarter of 2012, the EPA requested the Company address the Tittabawasee River floodplain as an additional segment. The remainder of the Saginaw River and the Saginaw Bay are designated as a second Operable Unit and the work associated with that unit may also be geographically segmented. The AOC does not obligate the Company to perform removal or remedial action; that action can only be required by a separate order. The Company and the EPA will be negotiating orders separate from the AOC that will obligate the Company to perform remedial actions under the scope of work of the AOC. The Company and the EPA have entered into three separate orders to perform limited remedial actions to implement early actions. In addition, the Company and the EPA have entered into the first order to address remedial actions in the first of the nine geographic segments in the first Operable Unit.

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

At December 31, 2012, the accrual for these off-site matters was $42 million (included in the total accrued obligation of $754 million). At December 31, 2011, the Company had an accrual for these off-site matters of $40 million (included in the total accrued obligation of $733 million).

Environmental Matters Summary
It is the opinion of the Company’s management that the possibility is remote that costs in excess of those disclosed will have a material impact on the Company’s results of operations, financial condition or cash flows.

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

Estimating the Liability
Based on a study completed by Analysis, Research & Planning Corporation (“ARPC”) in January 2003, Union Carbide increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. Since then, Union Carbide has compared current asbestos claim and resolution activity to the results of the most recent ARPC study at each balance sheet date to determine whether the accrual continues to be appropriate. In addition, Union Carbide has requested ARPC to review Union Carbide’s historical asbestos claim and resolution activity each year since 2004 to determine the appropriateness of updating the most recent ARPC study.

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

In October 2012, Union Carbide requested ARPC to review its historical asbestos claim and resolution activity and determine the appropriateness of updating its December 2010 study. In response to that request, ARPC reviewed and analyzed data through September 30, 2012. In December 2012, based upon ARPC's December 2012 study and Union Carbide's own review of the asbestos claim and resolution activity for 2012, it was determined that no adjustment to the accrual was required at December 31, 2012. Union Carbide's asbestos-related liability for pending and future claims was $602 million at December 31, 2012.

At December 31, 2012, approximately 18 percent of the recorded liability related to pending claims and approximately 82 percent related to future claims. At December 31, 2011, approximately 18 percent of the recorded liability related to pending claims and approximately 82 percent related to future claims.

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

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $25 million at December 31, 2012 and $40 million at December 31, 2011. At December 31, 2012 and December 31, 2011, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.

The following table summarizes Union Carbide’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs at December 31 In millions	2012	2011
Receivables for defense costs – carriers with settlement agreements	$17	$20
Receivables for resolution costs – carriers with settlement agreements	137	158
Receivables for insurance recoveries – carriers without settlement agreements	25	40
Total	$179	$218

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $100 million in 2012, $88 million in 2011 and $73 million in 2010, and was reflected in “Cost of sales” in the consolidated statements of income.

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

Additionally, on March 10, 2007, the Company received a Statement of Objections from the EC stating that it believed that DuPont Dow Elastomers L.L.C. (“DDE”), a former 50:50 joint venture with E.I. du Pont de Nemours and Company (“DuPont”), together with other participants in the synthetic rubber industry, engaged in conduct in violation of European competition laws with respect to the polychloroprene business. This Statement of Objections specifically names the Company, in its capacity as a former joint venture owner of DDE. On December 5, 2007, the EC announced its decision to impose a fine on the Company, among others, in the amount of Euro 48.675 million (approximately $64 million). The Company previously transferred its joint venture ownership interest in DDE to DuPont in 2005, and DDE then changed its name to DuPont Performance Elastomers L.L.C. (“DPE”). In February 2008, DuPont, DPE and the Company each filed an appeal of the December 5, 2007 decision of the EC. On February 2, 2012, the European General Court denied the appeals of the December 5, 2007 decision. The Company has appealed this decision to the European Court of Justice. Based on the Company’s allocation agreement with DuPont, the Company’s share of this fine, regardless of the outcome of the appeals, will not have a material impact on the Company’s consolidated financial statements.

Rohm and Haas Pension Plan Matters
In December 2005, a federal judge in the U.S. District Court for the Southern District of Indiana (the "District Court") issued a decision granting a class of participants in the Rohm and Haas Pension Plan (the "Rohm and Haas Plan") who had retired from Rohm and Haas Company ("Rohm and Haas"), now a wholly owned subsidiary of the Company, and who elected to receive a lump sum benefit from the Rohm and Haas Plan, the right to a cost-of-living adjustment ("COLA") as part of their retirement benefit. In August 2007, the Seventh Circuit Court of Appeals (the "Seventh Circuit") affirmed the District Court’s decision, and in March 2008, the U.S. Supreme Court denied the Rohm and Haas Plan’s petition to review the Seventh Circuit’s decision. The case was returned to the District Court for further proceedings. In October 2008 and February 2009, the District Court issued rulings that have the effect of including in the class all Rohm and Haas retirees who received a lump sum distribution without a COLA from the Rohm and Haas Plan since January 1976. These rulings are subject to appeal, and the District Court has not yet determined the amount of the COLA benefits that may be due to the class participants. The Rohm and Haas Plan and the plaintiffs entered into a settlement agreement that, in addition to settling the litigation with respect to the Rohm and Haas retirees, provides for the amendment of the complaint and amendment of the Rohm and Haas Plan to include active employees in the settlement benefits. The District Court preliminarily approved the settlement on November 24, 2009 and, following a hearing on March 12, 2010, issued a final order approving the settlement on April 12, 2010. A group of objectors to the settlement filed an appeal from the final order. In November 2010, the District Court issued an order approving class counsel’s fee award petition in an amount consistent with the terms of the settlement. The same objectors also appealed this order. On September 2, 2011, the Seventh Circuit affirmed the approval of the settlement and award of attorneys' fees. A lone objector filed a petition for rehearing, which was denied on October 17, 2011. The objector continued the appeal process by timely filing a petition for a writ of certiorari to the U.S. Supreme Court, which was denied on April 16, 2012, rendering the settlement and award of attorneys' fees final.

A pension liability associated with this matter of $185 million was recognized as part of the acquisition of Rohm and Haas on April 1, 2009. The liability, which was determined in accordance with the accounting guidance for contingencies, recognized the estimated impact of the above described judicial decisions on the long-term Rohm and Haas Plan obligations owed to the applicable Rohm and Haas retirees and active employees. The Company had a liability associated with this matter of $189 million at December 31, 2011. The Rohm and Haas Plan made settlement payments totaling $139 million as of December 31, 2012. The Company's remaining liability for this matter was $50 million at December 31, 2012. The remaining liability will be resolved over time through the administration of the Rohm and Haas Plan.

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

Purchase Commitments
The Company has numerous agreements for the purchase of ethylene-related products globally. The purchase prices are determined primarily on a cost-plus basis. Total purchases under these agreements were $304 million in 2012, $552 million in 2011 and $714 million in 2010. The Company’s take-or-pay commitments associated with these agreements at December 31, 2012 are included in the table below.

The Company also has various commitments for take-or-pay and throughput agreements. These commitments are at prices not in excess of current market prices. The remaining terms for all but one of these agreements extend from one to 33 years. One agreement has a remaining term of 65 years. The determinable future commitments for this specific agreement for a period of 10 years are included in the following table along with the fixed and determinable portion of all other obligations under the Company’s purchase commitments at December 31, 2012:

Fixed and Determinable Portion of Take-or-Pay and Throughput Obligations at December 31, 2012 In millions
2013	$2,570
2014	2,607
2015	2,141
2016	1,904
2017	1,712
2018 and beyond	8,106
Total	$19,040

In addition to the take-or-pay obligations at December 31, 2012, the Company had outstanding commitments which ranged from one to six years for materials, services and other items used in the normal course of business of approximately $201 million. Such commitments were at prices not in excess of current market prices.

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

The following tables provide a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at December 31, 2012 In millions	Final Expiration	Maximum Future Payments (1)	Recorded Liability
Guarantees	2021	$1,544	$48
Residual value guarantees (2)	2021	637	31
Total guarantees		$2,181	$79

(1)	The Company was indemnified by a third party for $49 million if required to perform under a $98 million guarantee.

(2)	Does not include the residual value guarantee related to the Company's variable interest in an owner trust; see Note 19.

Guarantees at December 31, 2011 In millions	Final Expiration	Maximum Future Payments (1)	Recorded Liability
Guarantees	2020	$587	$21
Residual value guarantees (2)	2021	526	24
Total guarantees		$1,113	$45

(1)	The Company was indemnified by a third party for $50 million if required to perform under a $100 million guarantee.

(2)	Does not include the residual value guarantee related to the Company's variable interest in an owner trust; see Note 19.

The increase in the value of the outstanding guarantees during 2012 is primarily related to debt obligations of Sadara Chemical Company, a nonconsolidated affiliate, which are guaranteed by the Company, in proportion to the Company's ownership interest.

Warranties
The Company provides warranty policies on certain products and accrues liabilities under warranty policies using historical warranty claim experience. Adjustments are made to accruals as claim data and historical experience change. The following table summarizes changes in the Company's warranty liability for the years ended December 31, 2012 and 2011:

Warranty Accrual
In millions	2012	2011
Balance at January 1	$62	$16
Accruals related to existing warranties (1)	3	60
Settlements made during the year	(21)	(14)
Balance at December 31	$44	$62

(1)
The Company recorded a $60 million charge in the fourth quarter of 2011 related to an exited business, included in "Cost of sales" in the consolidated statements of income and reflected in Coatings and Infrastructure Solutions.

Asset Retirement Obligations
Dow has 188 manufacturing sites in 36 countries. Most of these sites contain numerous individual manufacturing operations, particularly at the Company’s larger sites. Asset retirement obligations are recorded as incurred and reasonably estimable, including obligations for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. The retirement of assets may involve such efforts as remediation and treatment of asbestos, contractually required demolition, and other related activities, depending on the nature and location of the assets; and retirement obligations are typically realized only upon demolition of those facilities. In identifying asset retirement obligations, the Company considers identification of legally enforceable obligations, changes in existing law, estimates of potential settlement dates and the calculation of an appropriate discount rate to be used in calculating the fair value of the obligations.

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

The Company has recognized asset retirement obligations for the following activities: demolition and remediation activities at manufacturing sites in the United States, Canada, Brazil, China, Argentina and Europe; and capping activities at landfill sites in the United States, Canada, Brazil and Europe. The Company has also recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States, Canada, Brazil, China, Argentina and Europe. The aggregate carrying amount of conditional asset retirement obligations recognized by the Company (included in the asset retirement obligations balance shown below) was $34 million at December 31, 2012 ($31 million at December 31, 2011).

The following table shows changes in the aggregate carrying amount of the Company’s asset retirement obligations for the years ended December 31, 2012 and 2011:

Asset Retirement Obligations
In millions	2012	2011
Balance at January 1	$88	$99
Additional accruals	2	4
Liabilities settled	(6)	(15)
Accretion expense	1	1
Revisions in estimated cash flows	7	—
Other	—	(1)
Balance at December 31	$92	$88

The discount rate used to calculate the Company’s asset retirement obligations at December 31, 2012 was 0.87 percent (1.96 percent at December 31, 2011). These obligations are included in the consolidated balance sheets as "Accrued and other current liabilities" and "Other noncurrent obligations."

The Company has not recognized conditional asset retirement obligations for which a fair value cannot be reasonably estimated in its consolidated financial statements. Assets that have not been submitted/reviewed for potential demolition activities are considered to have continued usefulness and are generally still operating normally. Therefore, without a plan to demolish the assets or the expectation of a plan, such as shortening the useful life of assets for depreciation purposes in accordance with the accounting guidance related to property, plant and equipment, the Company is unable to reasonably forecast a time frame to use for present value calculations. As such, the Company has not recognized obligations for individual plants/buildings at its manufacturing sites where estimates of potential settlement dates cannot be reasonably made. In addition, the Company has not recognized conditional asset retirement obligations for the capping of its approximately 48 underground storage wells and 142 underground brine mining and other wells at Dow-owned sites when there are no plans or expectations of plans to exit the sites. It is the opinion of the Company’s management that the possibility is remote that such conditional asset retirement obligations, when estimable, will have a material impact on the Company’s consolidated financial statements based on current costs.

Gain Contingency
Matters Involving the Formation of K-Dow Petrochemicals
Introduction
On December 13, 2007, the Company and Petrochemical Industries Company (K.S.C.) ("PIC") of Kuwait, a wholly owned subsidiary of Kuwait Petroleum Corporation, announced plans to form a 50:50 global petrochemicals joint venture. The proposed joint venture, K-Dow Petrochemicals ("K-Dow"), was expected to have revenues of more than $11 billion and employ more than 5,000 people worldwide.

On November 28, 2008, the Company entered into a Joint Venture Formation Agreement (the "JVFA") with PIC that provided for the establishment of K-Dow. To form the joint venture, the Company would transfer by way of contribution and sale to K-Dow, assets used in the research, development, manufacture, distribution, marketing and sale of polyethylene, polypropylene, polycarbonate, polycarbonate compounds and blends, ethyleneamines, ethanolamines, and related licensing and catalyst technologies; and K-Dow would assume certain related liabilities. PIC would receive a 50 percent equity interest in K-Dow in exchange for the payment by PIC of the initial purchase price, estimated to be $7.5 billion. The purchase price was subject to certain post-closing adjustments.

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

The ICC is expected to issue a Final Award covering the Company's substantial claim for pre- and post-award interest and arbitration costs in early 2013.

The Company expects to record a gain related to this matter when the uncertainty regarding the timing of collection and the amount to be realized has been resolved.

NOTE 15 – TRANSFERS OF FINANCIAL ASSETS

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

During the year ended December 31, 2012, the Company recognized a loss of $17 million on the sale of these receivables ($24 million loss for the year ended December 31, 2011, and $26 million loss for the year ended December 31, 2010), which is included in “Interest expense and amortization of debt discount” in the consolidated statements of income. The Company's interests in the conduits are carried at fair value and included in “Accounts and notes receivable – Other” in the consolidated balance sheets. Fair value of the interests is determined by calculating the expected amount of cash to be received and is based on unobservable inputs (a Level 3 measurement). The key input in the valuation is the percentage of anticipated credit losses in the portfolio of receivables sold that have not yet been collected. Given the short-term nature of the underlying receivables, discount rates and prepayments are not factors in determining the fair value of the interests.

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

Interests Held at December 31
In millions	2012	2011
Carrying value of interests held	$1,057	$1,141
Percentage of anticipated credit losses	0.73%	1.22%
Impact to carrying value - 10% adverse change	$1	$2
Impact to carrying value - 20% adverse change	$2	$4

Credit losses, net of any recoveries, were $1 million for the year ended December 31, 2012 ($8 million for the year ended December 31, 2011, and $2 million for the year ended December 31, 2010).

Following is an analysis of certain cash flows between the Company and the conduits:

Cash Proceeds
In millions	2012	2011	2010
Sale of receivables	$57	$16	$818
Collections reinvested in revolving receivables	$25,828	$28,609	$22,866
Interests in conduits (1)	$2,650	$1,737	$1,038
(1)    Presented in "Operating Activities" in the consolidated statements of cash flows.

Following is additional information related to the sale of receivables under these facilities:

Trade Accounts Receivable Sold at December 31
In millions	2012	2011
Delinquencies on sold receivables still outstanding	$164	$155
Trade accounts receivable outstanding and derecognized	$2,294	$2,385

In September 2011, the Company repurchased $71 million of previously sold receivables related to a divestiture.

Sale of Trade Accounts Receivable in Asia Pacific
The Company sells participating interests in trade accounts receivable of select Asia Pacific entities. The Company maintains servicing responsibilities and the related costs are insignificant. The third-party holders of the participating interests do not have recourse to the Company’s assets in the event of nonpayment by the debtors.

During the years ended December 31, 2012, 2011 and 2010, the Company recognized insignificant losses on the sale of the participating interests in the receivables, which is included in “Interest expense and amortization of debt discount” in the consolidated statements of income. The Company receives cash upon the sale of the participating interests in the receivables.

Following is an analysis of certain cash flows between the Company and the third-party holders of the participating interests:

Cash Proceeds
In millions	2012	2011	2010
Sale of participating interests	$64	$143	$218
Collections reinvested in revolving receivables	$58	$120	$195

Following is additional information related to the sale of participating interests in the receivables under this facility:

Trade Accounts Receivable at December 31 In millions	2012	2011
Derecognized from the consolidated balance sheets	$13	$13
Outstanding in the consolidated balance sheets	283	303
Total accounts receivable in select Asia Pacific entities	$296	$316

There were no credit losses on receivables relating to the participating interests sold during the years ended December 31, 2012, 2011 and 2010. There were no delinquencies on the outstanding receivables related to the participating interests sold at December 31, 2012 or December 31, 2011.

NOTE 16 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable at December 31 In millions	2012	2011
Notes payable to banks	$319	$421
Notes payable to related companies	66	92
Notes payable trade	11	28
Total notes payable	$396	$541
Year-end average interest rates	3.14%	3.06%

Long-Term Debt at December 31 In millions	2012 Average Rate	2012	2011 Average Rate	2011
Promissory notes and debentures:
Final maturity 2012	—	$—	5.35%	$2,158
Final maturity 2013	6.01%	404	6.10%	395
Final maturity 2014	6.86%	1,138	7.28%	2,103
Final maturity 2015	5.82%	1,290	5.92%	1,257
Final maturity 2016	2.54%	789	2.57%	757
Final maturity 2017	5.88%	890	6.03%	857
Final maturity 2018 and thereafter	5.93%	12,988	6.55%	10,305
Other facilities:
U.S. dollar loans, various rates and maturities	2.30%	288	2.37%	232
Foreign currency loans, various rates and maturities	3.50%	1,336	3.52%	1,609
Medium-term notes, varying maturities through 2022	4.26%	1,132	4.76%	902
Pollution control/industrial revenue bonds, varying maturities through 2038	5.67%	718	5.70%	860
Capital lease obligations	—	21	—	17
Unamortized debt discount	—	(403)	—	(393)
Long-term debt due within one year	—	(672)	—	(2,749)
Long-term debt	—	$19,919	—	$18,310

Annual Installments on Long-Term Debt for Next Five Years In millions
2013	$672
2014	$1,438
2015	$1,712
2016	$1,043
2017	$1,212

On December 17, 2012, the Company redeemed $1.0 billion aggregate principal amount of 7.6 percent notes due May 15, 2014, at a price of 109.6 percent of the principal amount of the notes, plus accrued and unpaid interest. As a result of this redemption, the Company realized a $99 million pretax loss on the early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in Corporate.

On November 14, 2012, the Company issued $2.5 billion of senior unsecured notes in a public offering. The offering included $1.25 billion aggregate principal amount of 3.0 percent notes due 2022 and $1.25 billion aggregate principal amount of 4.375 percent notes due 2042.

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

During 2012, the Company issued $281 million aggregate principal amount of InterNotes with varying maturities in 2017, 2019 and 2022, at various interest rates averaging 2.95 percent; and approximately $367 million of long-term debt was entered into by consolidated variable interest entities.

During 2012, the Company redeemed $37 million of pollution control/industrial revenue bonds that matured on January 1, 2012, repurchased $105 million of pollution control/industrial revenue tax-exempt bonds that were subject to re-marketing; redeemed Euro 253 million ($317 million equivalent at June 30, 2012) of notes that matured on September 19, 2012; and redeemed $900 million of notes that matured on October 1, 2012.

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

Revolving Credit Facilities
In 2010, the Company replaced its $3 billion Five Year Competitive Advance and Revolving Credit Facility Agreement, dated April 24, 2006, with a new $3 billion Three Year Competitive Advance and Revolving Credit Facility Agreement dated June 4, 2010 ("Revolving Credit Facility") with various U.S. and foreign banks. The Revolving Credit Facility had a maturity date of June 2013 and provided interest at a LIBOR-plus or Base Rate, as defined in the Revolving Credit Facility agreement.

On October 18, 2011, the Company entered into a new $5 billion Five Year Competitive Advance and Revolving Credit Facility Agreement (the "2011 Revolving Credit Facility") with various U.S. and foreign banks. The new agreement, which replaced the previous Revolving Credit Facility, has a maturity date in October 2016 and provides for interest at a LIBOR-plus rate or Base Rate as defined in the 2011 Revolving Credit Facility agreement. At December 31, 2012, the full $5 billion credit facility was available to the Company.

On October 10, 2012, the Company entered into a $170 million Bilateral Revolving Credit Facility Agreement ("2012 Credit Facility"). The 2012 Credit Facility, which is in addition to the existing 2011 Revolving Credit Facility, has a maturity date in October 2016 and provides for interest at a LIBOR-plus rate or Base Rate as defined in the agreement. At December 31, 2012, the full $170 million credit facility was available to the Company.

Financing Activities Related to the Acquisition of Rohm and Haas
The fair value of debt assumed from Rohm and Haas on April 1, 2009 was $2,576 million. On September 8, 2010, the Company concluded a tender offer for any and all of $145 million of debentures acquired from Rohm and Haas, due June 2020. As a result of the tender offer, the Company redeemed $123 million of the debentures and recognized a $46 million pretax loss on this early extinguishment, included in “Sundry income (expense) – net” in the consolidated statements of income and reflected in Corporate.

Debt Covenants and Default Provisions
The Company’s outstanding debt of $20.6 billion has been issued under indentures which contain, among other provisions, covenants with which the Company must comply while the underlying notes are outstanding. Such covenants include obligations to not allow liens on principal U.S. manufacturing facilities, enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or merge or consolidate with any other corporation, or sell or convey all or substantially all of the Company’s assets. The outstanding debt also contains customary default provisions. Failure of the Company to comply with any of these covenants could result in a default under the applicable indenture, which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes.

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

NOTE 17 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

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

The Company’s funding policy is to contribute to the plans when pension laws and/or economics either require or encourage funding. In 2012, Dow contributed $903 million to its pension plans, including contributions to fund benefit payments for its non-qualified supplemental plans. Dow expects to contribute approximately $900 million to its pension plans in 2013.

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs for the plans are provided in the two tables below:

Weighted-Average Assumptions for All Pension Plans	Benefit Obligations at December 31			Net Periodic Costs for the Year
	2012	2011	2010	2012	2011	2010
Discount rate	3.88%	4.93%	5.38%	4.93%	5.38%	5.71%
Rate of increase in future compensation levels	3.96%	4.14%	4.13%	4.14%	4.16%	4.17%
Expected long-term rate of return on plan assets	—	—	—	7.60%	7.86%	7.74%

Weighted-Average Assumptions for U.S. Pension Plans	Benefit Obligations at December 31			Net Periodic Costs for the Year
	2012	2011	2010	2012	2011	2010
Discount rate	4.02%	4.98%	5.51%	4.98%	5.51%	5.97%
Rate of increase in future compensation levels	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
Expected long-term rate of return on plan assets	—	—	—	7.83%	8.18%	8.16%

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

The accumulated benefit obligation for all defined benefit pension plans was $25.3 billion at December 31, 2012 and $21.6 billion at December 31, 2011.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets at December 31
In millions	2012	2011
Projected benefit obligations	$24,659	$21,003
Accumulated benefit obligations	$23,422	$19,990
Fair value of plan assets	$15,458	$13,993

In addition to the U.S. qualified defined benefit pension plan, U.S. employees may participate in defined contribution plans (Employee Savings Plans or 401(k) plans) by contributing a portion of their compensation, which is partially matched by the Company. Defined contribution plans also cover employees in some subsidiaries in other countries, including Australia, Brazil, Canada, Italy, Spain and the United Kingdom. Expense recognized for all defined contribution plans was $186 million in 2012, $163 million in 2011 and $184 million in 2010.

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

The Company funds most of the cost of these health care and life insurance benefits as incurred. In 2012, Dow did not make any contributions to its other postretirement benefit plan trusts. Likewise, Dow does not expect to contribute assets to its other postretirement benefits plan trusts in 2013.

The weighted-average assumptions used to determine other postretirement benefit obligations and net periodic benefit costs for the U.S. plans are provided below:

U.S. Plan Assumptions for Other Postretirement Benefits	Benefit Obligations at December 31			Net Periodic Costs for the Year
	2012	2011	2010	2012	2011	2010
Discount rate	3.67%	4.66%	5.15%	4.66%	5.15%	5.69%
Expected long-term rate of return on plan assets	—	—	—	1.00%	3.60%	4.35%
Initial health care cost trend rate	7.84%	8.28%	8.70%	8.28%	8.70%	9.13%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Year ultimate trend rate to be reached	2019	2019	2019	2019	2019	2019

Increasing the assumed medical cost trend rate by one percentage point in each year would decrease the accumulated postretirement benefit obligation at December 31, 2012 by $16 million and decrease the net periodic postretirement benefit cost for the year by less than $1 million. Decreasing the assumed medical cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 2012 by $20 million and the net periodic postretirement benefit cost for the year by $1 million.

Net Periodic Benefit Cost for All Significant Plans
	Defined Benefit Pension Plans			Other Postretirement Benefits
In millions	2012	2011	2010	2012	2011	2010
Service cost	$378	$347	$309	$17	$15	$15
Interest cost	1,093	1,121	1,098	92	100	111
Expected return on plan assets	(1,262)	(1,305)	(1,212)	(1)	(6)	(10)
Amortization of prior service cost (credit)	26	28	28	(4)	(1)	—
Amortization of unrecognized loss (gain)	519	374	268	1	1	(1)
Curtailment/settlement/other (1) (2)	—	(4)	11	9	—	3
Net periodic benefit cost	$754	$561	$502	$114	$109	$118

(1)	Included $11 million of curtailment and settlement costs recorded in 2010 related to the divestiture of Styron (see Note 5).

(2)	Included $9 million of curtailment costs recorded in 2012 related to the 4Q12 Restructuring plan (see Note 3).

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss for All Significant Plans
	Defined Benefit Pension Plans			Other Postretirement Benefits
In millions	2012	2011	2010	2012	2011	2010
Net loss	$3,135	$2,009	$591	$163	$20	$59
Prior service cost	—	—	2	—	—	—
Amortization of prior service (cost) credit	(26)	(28)	(36)	4	1	(3)
Amortization of unrecognized (loss) gain	(519)	(370)	(271)	(1)	(1)	1
Total recognized in other comprehensive loss	$2,590	$1,611	$286	$166	$20	$57
Total recognized in net periodic benefit cost and other comprehensive loss	$3,344	$2,172	$788	$280	$129	$175

Change in Projected Benefit Obligations, Plan Assets and Funded Status of All Significant Plans
In millions	Defined Benefit Pension Plans		Other Postretirement Benefits
Change in projected benefit obligations	2012	2011	2012	2011
Benefit obligations at beginning of year	$22,763	$21,158	$2,088	$2,095
Service cost	378	347	17	15
Interest cost	1,093	1,121	92	100
Plan participants’ contributions	38	31	—	—
Actuarial changes in assumptions and experience	3,811	1,562	164	20
Acquisition/divestiture/other activity	(51)	(20)	—	16
Benefits paid	(1,347)	(1,277)	(164)	(154)
Currency impact	150	(129)	4	(4)
Termination benefits/curtailment cost	5	(30)	9	—
Benefit obligations at end of year	$26,840	$22,763	$2,210	$2,088

Change in plan assets
Fair value of plan assets at beginning of year	$16,119	$15,851	$154	$238
Actual return on plan assets	1,950	853	1	6
Currency impact	129	(121)	—	—
Employer contributions	903	806	(10)	(16)
Plan participants’ contributions	38	31	—	—
Acquisition/divestiture/other activity	(67)	(24)	—	—
Benefits paid	(1,347)	(1,277)	(80)	(74)
Fair value of plan assets at end of year	$17,725	$16,119	$65	$154

Funded status at end of year	$(9,115)	$(6,644)	$(2,145)	$(1,934)

Net amounts recognized in the consolidated balance sheets at December 31:
Noncurrent assets	$92	$366	$—	$—
Current liabilities	(69)	(64)	(99)	(82)
Noncurrent liabilities	(9,138)	(6,946)	(2,046)	(1,852)
Net amounts recognized in the consolidated balance sheets	$(9,115)	$(6,644)	$(2,145)	$(1,934)

Pretax amounts recognized in AOCI at December 31:
Net loss (gain)	$10,951	$8,335	$155	$(7)
Prior service cost (credit)	128	154	(11)	(15)
Pretax balance in AOCI at end of year	$11,079	$8,489	$144	$(22)

In 2013, an estimated net loss of $790 million and prior service cost of $25 million for the defined benefit pension plans will be amortized from AOCI to net periodic benefit cost. In 2013, an estimated net loss of $3 million and prior service credit of $3 million for other postretirement benefit plans will be amortized from AOCI to net periodic benefit cost.

Estimated Future Benefit Payments
The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at December 31, 2012
In millions	Defined Benefit Pension Plans	Other Postretirement Benefits
2013	$1,277	$166
2014	1,244	165
2015	1,274	168
2016	1,299	165
2017	1,320	160
2018 through 2022	7,151	719
Total	$13,565	$1,543

Plan Assets
Plan assets consist mainly of equity and fixed income securities of U.S. and foreign issuers, and may include alternative investments such as real estate, private equity and absolute return strategies. At December 31, 2012, plan assets totaled $17.7 billion and included no Company common stock. At December 31, 2011, plan assets totaled $16.1 billion and included directly held Company common stock with a value of less than $1 million (less than 1 percent of total plan assets). In 2013, the Company expects to receive approximately $35 million from residual plan assets after the completion of a non-U.S. pension plan wind-up.

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

Strategic Weighted-Average Target Allocation of Plan Assets for All Significant Plans
Asset Category	Target Allocation
Equity securities	39%
Fixed Income securities	38%
Alternative investments	22%
Other investments	1%
Total	100%

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

The Northern Trust Collective Government Short Term Investment money market fund is utilized as the sweep vehicle for one of the largest U.S. plans, which from time to time can represent a significant investment. For one U.S. plan, approximately half of the liability is covered by a participating group annuity issued by Prudential Insurance Company.

The following tables summarize the bases used to measure the Company’s pension plan assets at fair value for the years ended December 31, 2012 and 2011:

Basis of Fair Value Measurements of Pension Plan Assets at December 31, 2012	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$20	$599	$—	$619
Equity securities:
U.S. equity (1)	$2,143	$318	$—	$2,461
Non-U.S. equity – developed countries	1,989	1,203	4	3,196
Emerging markets	728	487	9	1,224
Convertible bonds	—	243	—	243
Equity derivatives	3	19	—	22
Total equity securities	$4,863	$2,270	$13	$7,146
Fixed income securities:
U.S. government and municipalities	$—	$1,464	$2	$1,466
U.S. agency and agency mortgage-backed securities	—	432	—	432
Corporate bonds – investment grade	—	1,626	—	1,626
Non-U.S. governments – developed countries	—	1,039	1	1,040
Non-U.S. corporate bonds – developed countries	—	802	1	803
Emerging market debt	—	72	—	72
Other asset-backed securities	—	122	15	137
High yield bonds	—	287	21	308
Other fixed income funds	—	228	218	446
Fixed income derivatives	1	119	—	120
Total fixed income securities	$1	$6,191	$258	$6,450
Alternative investments:
Real estate	$32	$30	$1,224	$1,286
Private equity	—	—	991	991
Absolute return	—	527	300	827
Total alternative investments	$32	$557	$2,515	$3,104
Other investments	$—	$364	$42	$406
Total pension plan assets at fair value	$4,916	$9,981	$2,828	$17,725
(1)    Includes no Company common stock.

Basis of Fair Value Measurements of Pension Plan Assets at December 31, 2011	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$52	$771	$—	$823
Equity securities:
U.S. equity (1)	$2,257	$184	$3	$2,444
Non-U.S. equity – developed countries	1,660	1,059	9	2,728
Emerging markets	415	414	4	833
Convertible bonds	—	169	—	169
Equity derivatives	1	6	—	7
Total equity securities	$4,333	$1,832	$16	$6,181
Fixed income securities:
U.S. government and municipalities	$—	$1,181	$1	$1,182
U.S. agency and agency mortgage-backed securities	—	482	2	484
Corporate bonds – investment grade	—	1,461	—	1,461
Non-U.S. governments – developed countries	—	1,073	—	1,073
Non-U.S. corporate bonds – developed countries	—	664	—	664
Emerging market debt	—	54	—	54
Other asset-backed securities	—	147	15	162
High yield bonds	—	337	16	353
Other fixed income funds	—	268	66	334
Fixed income derivatives	—	167	—	167
Total fixed income securities	$—	$5,834	$100	$5,934
Alternative investments:
Real estate	$30	$29	$999	$1,058
Private equity	—	—	985	985
Absolute return	—	448	344	792
Total alternative investments	$30	$477	$2,328	$2,835
Other investments	$—	$304	$42	$346
Total pension plan assets at fair value	$4,415	$9,218	$2,486	$16,119
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

Some pension or other postretirement benefit plan assets are held in funds where a net asset value is calculated based on the fair value of the underlying assets and the number of shares owned. The classification of the fund (Level 2 or 3 measurements) is determined based on the lowest level classification of significant holdings within the fund. For all other pension or other postretirement benefit plan assets for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models.

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

The following tables summarize the changes in fair value of Level 3 pension plan assets for the years ended December 31, 2011 and 2012:

Fair Value Measurement of Level 3 Pension Plan Assets	Equity Securities	Fixed Income Securities	Alternative Investments	Other Investments	Total
In millions
Balance at January 1, 2011	$—	$50	$2,027	$40	$2,117
Actual return on plan assets:
Relating to assets sold during 2011	—	—	115	3	118
Relating to assets held at Dec 31, 2011	1	1	34	—	36
Purchases, sales and settlements	3	48	152	(1)	202
Transfers into Level 3, net	12	2	11	—	25
Foreign currency impact	—	(1)	(11)	—	(12)
Balance at December 31, 2011	$16	$100	$2,328	$42	$2,486
Actual return on plan assets:
Relating to assets sold during 2012	(5)	2	(59)	—	(62)
Relating to assets held at Dec 31, 2012	(3)	19	193	—	209
Purchases, sales and settlements	7	141	(54)	—	94
Transfers into (out of) Level 3, net	(2)	(4)	99	—	93
Foreign currency impact	—	—	8	—	8
Balance at December 31, 2012	$13	$258	$2,515	$42	$2,828

The following tables summarize the bases used to measure the Company’s other postretirement benefit plan assets at fair value for the years ended December 31, 2012 and 2011:

Basis of Fair Value Measurements of Other Postretirement Benefit Plan Assets at December 31, 2012	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs

In millions	(Level 1)	(Level 2)	Total
Cash and cash equivalents	$—	$7	$7
Equity securities	—	—	—
Fixed income securities	—	58	58
Total assets at fair value	$—	$65	$65

Basis of Fair Value Measurements of Other Postretirement Benefit Plan Assets at December 31, 2011	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs

In millions	(Level 1)	(Level 2)	Total
Cash and cash equivalents	$—	$63	$63
Equity securities (1)	41	17	58
Fixed income securities	—	33	33
Total assets at fair value	$41	$113	$154
(1)    Included no common stock of the Company.

NOTE 18 – LEASED PROPERTY

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

Rental expenses under operating leases, net of sublease rental income, were $476 million in 2012, $437 million in 2011 and $404 million in 2010. Future minimum rental payments under operating leases with remaining noncancelable terms in excess of one year are as follows:

Minimum Operating Lease Commitments at December 31, 2012 In millions
2013	$223
2014	216
2015	177
2016	150
2017	121
2018 and thereafter	1,322
Total	$2,209

NOTE 19 – VARIABLE INTEREST ENTITIES

Consolidated Variable Interest Entities
The Company holds a variable interest in eight joint ventures for which the Company is the primary beneficiary.

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

The seventh joint venture is a development-stage enterprise located in Brazil that will initially produce ethanol from sugarcane. The Company owned 100 percent of this entity until November 2011, when the Company sold a 50 percent interest to a third party. The Company's variable interests in this joint venture relate to an equity option between the partners and contractual arrangements limiting the partner's initial participation in the economics of certain assets and liabilities. Terms of the equity option require the Company to purchase the partner's equity investment at a fixed price if the partner elects to terminate a specific contract within 24 months of initial equity investment. Therefore, the Company has classified the partner's equity investment as "Redeemable Noncontrolling Interest" in the consolidated balance sheets. The joint venture's ethanol mill is expected to process its first full harvest of sugarcane in 2014. The joint venture's original plans for expansion into downstream derivative products have been postponed.
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

The Company also holds a variable interest in an owner trust, for which the Company is the primary beneficiary. The owner trust leases an ethylene facility in The Netherlands to the Company, whereby substantially all of the rights and obligations of ownership are transferred to the Company. The Company’s variable interest in the owner trust relates to a residual value guarantee provided to the owner trust. Upon expiration of the lease, which matures in January, 2014, the Company may purchase the facility for an amount based on a fair market determination. At December 31, 2012, the residual value guarantee was $363 million, which represents the Company’s maximum exposure to loss under the lease. On February 1, 2013, the Company notified the owner trust of its intent to purchase the facility upon expiration of the lease for approximately $440 million.

As the primary beneficiary of these variable interest entities ("VIEs"), the entities’ assets, liabilities and results of operations are included in the Company’s consolidated financial statements. The other equity holders’ interests are reflected in “Net income attributable to noncontrolling interests” in the consolidated statements of income and “Noncontrolling interests” in the consolidated balance sheets except as noted above. The following table summarizes the carrying amounts of these entities’ assets and liabilities included in the Company’s consolidated balance sheets at December 31, 2012 and 2011:

Assets and Liabilities of Consolidated VIEs at December 31 In millions	2012	2011 (1)
Cash and cash equivalents (2)	$146	$170
Other current assets	129	104
Property	2,554	2,169
Other noncurrent assets	139	151
Total assets (3)	$2,968	$2,594
Current liabilities (nonrecourse 2012: $261; 2011: $226)	$261	$226
Long-term debt (nonrecourse 2012: $1,406; 2011: $1,138)	1,752	1,484
Other noncurrent liabilities (nonrecourse 2012: $99; 2011: $86)	99	86
Total liabilities	$2,112	$1,796

(1)	December 31, 2011 values do not include assets and liabilities attributable to a seed production joint venture located in the United States that became a VIE in the first quarter of 2012.

(2)	Included $2 million at December 31, 2012 ($3 million at December 31, 2011) specifically restricted for the construction of a manufacturing facility.

(3)	All assets were restricted at December 31, 2012 and December 31, 2011.

In addition, the Company holds a variable interest in an entity created to monetize accounts receivable of select European entities. The Company is the primary beneficiary of this entity as a result of holding subordinated notes while maintaining servicing responsibilities for the accounts receivable. The carrying amounts of assets and liabilities included in the Company’s consolidated balance sheets pertaining to this entity, were current assets of $179 million (zero restricted) at December 31, 2012 ($233 million, zero restricted, at December 31, 2011) and current liabilities of less than $1 million (less than $1 million nonrecourse) at December 31, 2012 (less than $1 million, less than $1 million nonrecourse, at December 31, 2011).

Amounts presented in the consolidated balance sheets and the table above as restricted assets or nonrecourse obligations relating to consolidated VIEs at December 31, 2012 and 2011 are adjusted for intercompany eliminations, parental guarantees and residual value guarantees.

Nonconsolidated Variable Interest Entity
The Company holds a variable interest in a joint venture that manufactures crude acrylic acid in the United States and Germany on behalf of the Company and the other joint venture partner. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. The Company is not the primary beneficiary, as a majority of the joint venture’s output is sold to the other joint venture partner; therefore, the entity is accounted for under the equity method of accounting. At

December 31, 2012, the Company’s investment in the joint venture was $161 million ($144 million at December 31, 2011), classified as “Investment in nonconsolidated affiliates” in the consolidated balance sheets, representing the Company’s maximum exposure to loss.

NOTE 20 – STOCK-BASED COMPENSATION

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

The Company uses a lattice-based option valuation model to estimate the fair value of stock options, the Black-Scholes option valuation model for subscriptions to purchase shares under the ESPP and Monte Carlo simulation for the market portion of performance deferred stock awards. The weighted-average assumptions used to calculate total stock-based compensation are included in the following table:

	2012	2011	2010
Dividend yield	3.34%	2.5%	2.5%
Expected volatility	38.39%	34.61%	47.35%
Risk-free interest rate	0.95%	1.71%	1.28%
Expected life of stock options granted during period (years)	7.6	7.4	6.5
Life of Employees’ Stock Purchase Plan (months)	6	6	5

The dividend yield assumption for 2012 was based on a 10 percent/90 percent blend of the Company’s current declared dividend as a percentage of the stock price on the grant date and a 10-year dividend yield average. The dividend yield assumption for 2011 was based on a 20 percent/80 percent blend. The dividend yield assumption for 2010 was based on a 30 percent/70 percent blend. The expected volatility assumption was based on an equal weighting of the historical daily volatility and current implied volatility from exchange-traded options for the contractual term of the options. The risk-free interest rate was based on the weighted-average of U.S. Treasury strip rates over the contractual term of the options. The expected life of stock options granted was based on an analysis of historical exercise patterns.

Employees’ Stock Purchase Plan
On February 13, 2003, the Board of Directors authorized a 10-year ESPP (the "2003 ESPP"), which was approved by stockholders at the Company’s annual meeting on May 8, 2003. Under the 2012 annual offering, most employees were eligible to purchase shares of common stock of the Company valued at up to 10 percent of their annual base earnings. The value is determined using the plan price multiplied by the number of shares subscribed to by the employee. The plan price of the stock is set each year at no less than 85 percent of market price.

Employees’ Stock Purchase Plan	2012
Shares in thousands	Shares	Exercise Price (1)
Outstanding at beginning of year	—	—
Granted	9,523	$25.42
Exercised	(6,538)	$25.42
Forfeited/Expired	(2,985)	$25.42
Outstanding and exercisable at end of year	—	—

(1)	Weighted-average per share

Additional Information about ESPP In millions, except per share amounts	2012	2011	2010
Weighted-average fair value per share of purchase rights granted	$8.32	$11.39	$11.90
Total compensation expense for ESPP	$79	$123	$164
Related tax benefit	$29	$46	$61
Total amount of cash received from the exercise of purchase rights	$166	$197	$224
Total intrinsic value of purchase rights exercised (1)	$41	$98	$147
Related tax benefit	$15	$36	$54

(1)	Difference between the market price at exercise and the price paid by the employee to exercise the purchase rights.

On February 9, 2012, the Board of Directors authorized The Dow Chemical Company 2012 Employee Stock Purchase Plan (the "2012 ESPP"), which was approved by stockholders at the Company's annual meeting held on May 10, 2012. The 2012 ESPP supersedes the 2003 ESPP. The first offering under the 2012 ESPP will commence in 2013.

Stock Incentive Plan
The Company has historically granted equity awards under various plans (the "Prior Plans"). On February 9, 2012, the Board of Directors authorized The Dow Chemical Company 2012 Stock Incentive Plan (the "2012 Plan"). The 2012 Plan was approved by stockholders at the Company's annual meeting on May 10, 2012 and became effective on that date. The 2012 Plan supersedes the Prior Plans. Under the 2012 Plan, the Company may grant options, deferred stock, performance deferred stock, restricted stock, stock appreciation rights and stock units to employees and non-employee directors over the 10-year duration of the Plan, subject to an aggregate limit and annual individual limits. The terms of the grants are fixed at the grant date. At December 31, 2012, there were 44,749,231 shares available for grant under the 2012 plan.

Stock Option Plans
The Company grants stock options to certain employees. Under the 1988 Award and Option Plan (the "1988 Plan"), a plan approved by stockholders, the Company granted options or shares of common stock to its employees subject to certain annual and individual limits. The terms of the grants are fixed at the grant date. At December 31, 2012, there were no shares available for grant under this plan. The 1988 Plan was superseded by the 2012 Plan on May 10, 2012.

Under the 1994 Non-Employee Directors’ Stock Plan, the Company was previously allowed to grant up to 300,000 options to non-employee directors; however, no additional grants will be made under this plan. At December 31, 2012, there were 19,250 options outstanding under this plan.

Under the 1998 Non-Employee Directors’ Stock Plan, the Company was previously allowed to grant up to 600,000 options to non-employee directors; however, no additional grants will be made under this plan. At December 31, 2012, there were 14,600 options outstanding under this plan.

Under the 2003 Non-Employee Directors' Stock Incentive Plan, the Company was previously allowed to grant up to 1.5 million shares (including options, restricted stock and deferred stock) to non-employee directors over the 10-year duration of the program. The 2003 Plan was superseded by the 2012 Plan on May 10, 2012. No additional grants will be made under the 2003 Plan. At December 31, 2012, there were 106,950 options outstanding under this plan.

The following table provides stock option activity for 2012:

Stock Options	2012
Shares in thousands	Shares	Exercise Price (1)
Outstanding at January 1, 2012	63,704	$35.08
Granted	12,796	$34.00
Exercised	(6,046)	$22.64
Forfeited/Expired	(1,586)	$41.39
Outstanding at December 31, 2012	68,868	$35.82
Remaining contractual life in years		5.57
Aggregate intrinsic value in millions	$187
Exercisable at December 31, 2012	46,574	$36.42
Remaining contractual life in years		4.18
Aggregate intrinsic value in millions	$175

(1)	Weighted-average per share

Additional Information about Stock Options In millions, except per share amounts	2012	2011	2010
Weighted-average fair value per share of options granted	$9.38	$10.64	$9.17
Total compensation expense for stock option plans	$106	$88	$72
Related tax benefit	$39	$33	$27
Total amount of cash received from the exercise of options	$137	$147	$66
Total intrinsic value of options exercised (1)	$64	$66	$30
Related tax benefit	$24	$24	$11

(1)	Difference between the market price at exercise and the price paid by the employee to exercise the options.

Total unrecognized compensation cost related to unvested stock option awards of $53 million at December 31, 2012 is expected to be recognized over a weighted-average period of 0.86 years.

The exercise price of each stock option equals the market price of the Company’s stock on the date of grant. Options vest from one to three years, and have a maximum term of 10 years.

Deferred Stock
The Company grants deferred stock to certain employees. The grants vest after a designated period of time, generally two to five years. The Company historically issued grants under the 1988 Plan; however, as of May 10, 2012, no additional grants will be made under this plan. Beginning May 10, 2012, grants of deferred stock are made under the 2012 Plan. The following table shows changes in nonvested deferred stock:

Deferred Stock	2012
	1988 Plan		2012 Plan
Shares in thousands	Shares	Grant Date Fair Value (1)	Shares	Grant Date Fair Value (1)
Nonvested at beginning of year	15,136	$25.53	—	$—
Granted	3,446	$34.01	209	$30.49
Vested	(7,502)	$18.89	—	$—
Canceled	(123)	$29.70	—	$—
Nonvested at end of year	10,957	$32.70	209	$30.49

(1)	Weighted-average per share

Additional Information about Deferred Stock In millions, except per share amounts	2012	2011	2010
Weighted-average fair value per share of deferred stock granted	$33.81	$37.60	$27.89
Total fair value of deferred stock vested and delivered (1)	$252	$123	$38
Related tax benefit	$93	$46	$14
Total compensation expense for deferred stock awards	$129	$124	$123
Related tax benefit	$48	$46	$46

(1)	Includes the fair value of shares vested in prior years and delivered in the reporting year.

Total unrecognized compensation cost related to deferred stock awards of $74 million at December 31, 2012 is expected to be recognized over a weighted-average period of 0.84 years. At December 31, 2012, approximately 124,000 deferred shares with a grant date weighted-average fair value per share of $32.30 had previously vested, but were not issued. These shares are scheduled to be issued to employees within one to four years or upon retirement.

The Company granted performance deferred stock awards under the 1988 Plan. The 2012 Plan supersedes the 1988 Plan. Under both plans, the performance deferred stock awards vest when the Company attains specified performance targets over a predetermined period, generally one to three years. Compensation expense related to performance deferred stock awards is recognized over the lesser of the service or performance period. Changes in the fair value of liability instruments are recognized as compensation expense each quarter. The following table shows the performance deferred stock awards granted:

Performance Deferred Stock Awards			Target Shares Granted (2)	Grant Date Fair Value (3)
Shares in thousands
Year	Plan (1)	Performance Period
2012	1988 Plan	January 1, 2012 – December 31, 2014	1,205	$34.00
2011	1988 Plan	January 1, 2011 – December 31, 2013	1,109	$38.07
2010	1988 Plan	January 1, 2010 – December 31, 2012	875	$27.79

(1)	No shares were granted under the 2012 Plan during 2012.

(2)	At the end of the performance period, the actual number of shares issued can range from zero to 250 percent of the target shares granted.

(3)	Weighted-average per share

The following table shows changes in nonvested performance deferred stock:

Performance Deferred Stock	2012
	1988 Plan
Shares in thousands	Target Shares Granted (1)	Grant Date Fair Value (2)
Nonvested at beginning of year	1,904	$33.57
Granted	1,205	$34.00
Vested	(828)	$27.79
Canceled	(27)	$34.42
Nonvested at end of year	2,254	$35.92

(1)	At the end of the performance period, the actual number of shares issued can range from zero to 250 percent of the target shares granted.

(2)	Weighted-average per share

Additional Information about Performance Deferred Stock
In millions	2012	2011	2010
Total fair value of performance deferred stock vested and delivered (1)	$68	$77	$28
Related tax benefit	$25	$28	$10
Total compensation expense for performance deferred stock awards (2)	$21	$36	$143
Related tax benefit	$8	$13	$53

(1)	Includes the fair value of shares vested in prior years and delivered in the reporting year.

(2)	Compensation expense in 2010 included $25 million related to the modification of equity instruments to liability instruments for certain executive employees.

During 2012, the Company settled 1.0 million shares of performance deferred stock for $34 million in cash. During 2011, the Company settled 1.2 million shares of performance deferred stock for $36 million in cash. During 2010, the Company settled 0.3 million shares of performance of deferred stock for $8 million in cash. Total unrecognized compensation cost related to performance deferred stock awards of $8 million at December 31, 2012 is expected to be recognized over a weighted-average period of 0.81 years. At December 31, 2012, approximately 0.4 million performance deferred shares with a grant date weighted-average fair value of $27.79 per share were vested, but not issued. These shares are scheduled to be issued in February 2013.

In addition, the Company is authorized to grant up to 300,000 deferred shares of common stock to executive officers of the Company under the 1994 Executive Performance Plan. No additional grants will be issued under this plan.

Restricted Stock
Under the 2012 Plan, the Company may grant shares (including options, stock appreciation rights, stock units and restricted stock) to non-employee directors over the 10-year duration of the program, subject to the plan's aggregate limit as well as annual individual limits. No shares were issued under this plan during 2012.

Under the 2003 Non-Employee Directors’ Stock Incentive Plan (the "2003 Plan"), a plan approved by stockholders, the Company may grant up to 1.5 million shares (including options, restricted stock and deferred stock) to non-employee directors over the 10-year duration of the program, subject to an annual aggregate award limit of 25,000 shares for each individual director. In 2012, 34,650 shares of restricted stock with a weighted-average fair value of $33.69 per share were issued under this plan. The restricted stock issued under this plan cannot be sold, assigned, pledged or otherwise transferred by the non-employee director, until the director is no longer a member of the Board. The 2003 Plan was superseded by the 2012 Plan on May 10, 2012. No additional grants will be made under the 2003 Plan.

NOTE 21 – STOCKHOLDERS’ EQUITY

Cumulative Convertible Perpetual Preferred Stock, Series A
Equity securities in the form of Cumulative Convertible Perpetual Preferred Stock, Series A (“preferred series A”) were issued on April 1, 2009 to Berkshire Hathaway Inc. in the amount of $3 billion (3 million shares) and the Kuwait Investment Authority in the amount of $1 billion (1 million shares). The Company will pay cumulative dividends on preferred series A at a rate of 8.5 percent per annum in either cash, shares of common stock, or any combination thereof, at the option of the Company. Dividends may be deferred indefinitely, at the Company’s option. If deferred, common stock dividends must also be deferred. Any past due and unpaid dividends will accrue additional dividends at a rate of 10 percent per annum, compounded quarterly. If dividends are deferred for any six quarters, the preferred series A shareholders may elect two directors to the Company’s Board of Directors until all past due dividends are paid. Ongoing dividends related to preferred series A are $85 million per quarter; no dividends had been deferred at December 31, 2012.

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

Common Stock
The Company may issue common stock shares out of treasury stock or as new common stock shares for purchases under the Employees’ Stock Purchase Plan, for options exercised and for the release of deferred and restricted stock. The number of new common stock shares issued to employees and non-employee directors under the Company's stock-based compensation programs was 18.7 million in 2012, 12.2 million in 2011 and 10.0 million in 2010.

Retained Earnings
There are no significant restrictions limiting the Company’s ability to pay dividends.

Undistributed earnings of nonconsolidated affiliates included in retained earnings were $2,332 million at December 31, 2012 and $2,373 million at December 31, 2011.

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

In connection with the acquisition of Rohm and Haas on April 1, 2009 the Rohm and Haas Employee Stock Ownership Plan (the "Rohm and Hass ESOP") was merged into the Plan, and the Company assumed the $78 million balance of debt at 9.8 percent interest with final maturity in 2020 that was used to finance share purchases by the Rohm and Haas ESOP in 1990. The outstanding balance of the debt was $51 million at December 31, 2012 and $57 million at December 31, 2011.

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

Compensation expense for ESOP shares allocated to plan participants was $107 million in 2012, $102 million in 2011 and $81 million in 2010. At December 31, 2012, 15.4 million shares out of a total 40.9 million shares held by the ESOP had been allocated to participants’ accounts; 0.9 million shares were released but unallocated; and 24.6 million shares, at a fair value of $794 million, were considered unearned.

Treasury Stock
The total number of treasury shares purchased by the Company, primarily shares received from employees and non-employee directors to pay taxes owed to the Company as a result of the exercise of stock options or the delivery of deferred stock, was zero in 2012, 0.5 million in 2011 and 0.5 million in 2010.

The Company issues shares for options exercised as well as for the release of deferred and restricted stock out of treasury stock or as new common stock shares. The number of treasury shares issued to employees and non-employee directors under the Company’s option and purchase programs was zero in 2012, 5.6 million in 2011 and 7.5 million in 2010.

Reserved Treasury Stock at December 31
Shares in millions	2012	2011	2010
Stock option and deferred stock plans	—	—	5.1

Subsequent Event
On February 13, 2013, the Board of Directors approved a share buy-back program, authorizing up to $1.5 billion to be spent on the repurchase of the Company's common stock over a period of time.

NOTE 22 – INCOME TAXES

Domestic and Foreign Components of Income Before Income Taxes
In millions	2012	2011	2010
Domestic (1)	$(401)	$386	$(821)
Foreign	2,066	3,215	3,623
Total	$1,665	$3,601	$2,802

(1)	In 2012, the domestic component of "Income Before Income Taxes" was significantly impacted by the Company's 1Q12 and 4Q12 restructuring charges.

Provision for Income Taxes
	2012			2011			2010
In millions	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$241	$(312)	$(71)	$36	$(244)	$(208)	$(576)	$445	$(131)
State and local	9	(10)	(1)	12	(13)	(1)	(36)	(21)	(57)
Foreign	780	(143)	637	768	258	1,026	765	(96)	669
Total	$1,030	$(465)	$565	$816	$1	$817	$153	$328	$481

Reconciliation to U.S. Statutory Rate
In millions	2012	2011	2010
Taxes at U.S. statutory rate	$583	$1,260	$981
Equity earnings effect	(115)	(459)	(272)
Foreign income taxed at rates other than 35% (1)	(76)	(242)	(262)
U.S. tax effect of foreign earnings and dividends	13	218	118
Goodwill impairment losses	77	—	—
Discrete equity earnings (2)	48	—	—
Change in permanent reinvestment assertions	(236)	—	—
Change in valuation allowances	135	367	(34)
Unrecognized tax benefits	122	35	(52)
Federal tax accrual adjustments	4	8	(13)
Sale of a contract manufacturing subsidiary (3)	—	(231)	—
Joint venture reorganization	—	(95)	—
Other – net	10	(44)	15
Total tax provision	$565	$817	$481
Effective tax rate	33.9%	22.7%	17.2%

(1)	Includes the tax provision for statutory taxable income in foreign jurisdictions for which there is no corresponding amount in “Income Before Income Taxes.”

(2)	Includes nonrecurring charges related to equity in earnings of nonconsolidated affiliates.

(3)	The Company recognized a tax benefit of $231 million related to the sale of a contract manufacturing subsidiary, which was reduced by a $95 million valuation allowance in 2011.

The tax rate for 2012 was negatively impacted by a change in the geographic mix of earnings, notably a decrease in earnings in Europe and an increase in earnings in the United States, as well as reductions in equity earnings. Equity earnings were further impacted by asset impairment and restructuring charges at Dow Corning. Additionally, the Company's impairment of Dow Formulated Systems goodwill and the impairment of the long-lived assets of Dow Kokam LLC received minimal tax relief. The tax rate was favorably impacted by a change in the permanent reinvestment assertions of certain affiliates in Europe and Asia Pacific; however, this was primarily offset by unfavorable adjustments to uncertain tax positions and valuation allowances.  These factors resulted in an effective tax rate of 33.9 percent for 2012.

The tax rate for 2011 was positively impacted by a high level of equity earnings as a percentage of total earnings, earnings in foreign locations taxed at rates less than the U.S. statutory rate, the sale of a contract manufacturing subsidiary and the reorganization of a joint venture and was negatively impacted by a $264 million valuation allowance recorded in the fourth quarter of 2011. The valuation allowance was recorded against the deferred tax assets of two Dow entities in Brazil. As a result of the global recession in 2008-2009, coupled with rapidly deteriorating isocyanate industry conditions and increasing local costs, these two entities were in a three-year cumulative pretax operating loss position at December 31, 2011. While the Company expects to realize the tax loss carryforwards generated by these operating losses based on several factors - including forecasted margin expansion resulting from improving economic conditions, higher industry growth rates in Brazil, improving Dow operating rates, and a restructuring of legal entities to maximize the use of existing tax loss carryforwards - Dow was unable to overcome the negative evidence of recent cumulative operating losses; and at December 31, 2011, the Company could not assert it was more likely than not that it will realize its deferred tax assets in the two Brazilian entities. Accordingly, the Company established the valuation allowance against the deferred tax assets of these companies in the fourth quarter of 2011. If in the future, as a result of the Company's plans and expectations, one or both of these entities generates sufficient profitability such that the evaluation of the recoverability of the deferred tax assets changes, the valuation allowance could be reversed in whole or in part in a future period. These factors resulted in an effective tax rate of 22.7 percent for 2011.

The tax rate for 2010 was positively impacted by a high level of equity earnings as a percentage of total earnings, the release of a tax valuation allowance, a tax law change, and improved financial results in jurisdictions with tax rates that are lower than the U.S. statutory rate. These factors resulted in an effective tax rate of 17.2 percent for 2010.

Deferred Tax Balances at December 31	2012		2011
In millions	Deferred Tax Assets (1)	Deferred Tax Liabilities	Deferred Tax Assets (1)	Deferred Tax Liabilities
Property	$58	$2,128	$102	$2,265
Tax loss and credit carryforwards	1,954	—	2,294	—
Postretirement benefit obligations	4,900	1,291	3,916	1,184
Other accruals and reserves	2,167	329	1,954	604
Intangibles	218	994	152	1,076
Inventory	240	179	229	289
Long-term debt	—	599	—	726
Investments	317	183	186	183
Other – net	1,168	642	1,185	729
Subtotal	$11,022	$6,345	$10,018	$7,056
Valuation allowances	(1,399)	—	(1,152)	—
Total	$9,623	$6,345	$8,866	$7,056

(1)	Included in current deferred tax assets are prepaid tax assets totaling $218 million in 2012 and $210 million in 2011.

Gross operating loss carryforwards amounted to $10,436 million at December 31, 2012 and $11,626 million at December 31, 2011. At December 31, 2012, $1,513 million of the operating loss carryforwards were subject to expiration in 2013 through 2017. The remaining operating loss carryforwards expire in years beyond 2017 or have an indefinite carryforward period. Tax credit carryforwards at December 31, 2012 amounted to $226 million ($403 million at December 31, 2011), net of uncertain tax positions, of which $6 million is subject to expiration in 2013 through 2017. The remaining tax credit carryforwards expire in years beyond 2017 or have an indefinite carryforward period.

The Company had valuation allowances that primarily related to the realization of recorded tax benefits on tax loss carryforwards from operations in the United States, Brazil and Asia Pacific of $1,399 million at December 31, 2012 and $1,152 million at December 31, 2011.

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $14,504 million at December 31, 2012, $12,741 million at December 31, 2011 and $9,798 million at December 31, 2010. The increase in the undistributed earnings during 2012 is partly due to changes in permanent reinvestment assertions of certain subsidiaries located in Europe and Asia Pacific. It is not practicable to calculate the unrecognized deferred tax liability on undistributed earnings.

Total Gross Unrecognized Tax Benefits
In millions	2012	2011	2010
Balance at January 1	$339	$319	$650
Increases related to positions taken on items from prior years	66	5	8
Decreases related to positions taken on items from prior years	(32)	(11)	(33)
Increases related to positions taken in the current year	53	70	24
Settlement of uncertain tax positions with tax authorities	(9)	(21)	(300)
Decreases due to expiration of statutes of limitations	(8)	(23)	(30)
Balance at December 31	$409	$339	$319

At December 31, 2012, the total amount of unrecognized tax benefits was $409 million ($339 million at December 31, 2011), of which $392 million would impact the effective tax rate, if recognized ($319 million at December 31, 2011).

Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes,” and totaled $92 million in 2012, $21 million in 2011 and $6 million in 2010. The Company’s accrual for interest and penalties was $131 million at December 31, 2012 and $66 million at December 31, 2011.

Tax years that remain subject to examination for the Company’s major tax jurisdictions are shown below:

Tax Years Subject to Examination by Major Tax Jurisdiction at December 31
	Earliest Open Year
Jurisdiction	2012	2011
Argentina	2006	2005
Brazil	2008	2007
Canada	2008	2008
France	2010	2009
Germany	2006	2002
Italy	2003	2003
The Netherlands	2012	2011
Spain	2008	2008
Switzerland	2009	2009
United Kingdom	2008	2008
United States:
Federal income tax	2004	2004
State and local income tax	2004	2004

The Company is currently under examination in a number of tax jurisdictions. It is reasonably possible that these examinations may be resolved within twelve months. As a result, it is reasonably possible that the total gross unrecognized tax benefits of the Company at December 31, 2012 may be reduced in the next twelve months by approximately $45 million to $90 million as a result of these resolved examinations. The impact on the Company’s results of operations is not expected to be material.

The reserve for non-income tax contingencies related to issues in the United States and foreign locations was $151 million at December 31, 2012 and $134 million at December 31, 2011. This is management’s best estimate of the potential liability for non-income tax contingencies. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems. It is the opinion of the Company’s management that the possibility is remote that costs in excess of those accrued will have a material impact on the Company’s consolidated financial statements.

Subsequent Event
On January 2, 2013, President Obama signed into law the “American Taxpayer Relief Act of 2012.” This law extends retroactively to 2012 and prospectively through 2013 certain temporary business tax provisions (“extenders”) that are beneficial to Dow including the research and experimentation tax credit, the controlled foreign corporation look-through rule, bonus depreciation, and various incentives for energy efficient homes and buildings. As this tax law was enacted on January 2, 2013, the retroactive impact for 2012 will be recognized in the first quarter of 2013 tax provision. The Company estimates the extenders will have an immaterial impact on the tax provision.

NOTE 23 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010:

Accumulated Other Comprehensive Income (Loss)
In millions	2012	2011	2010
Unrealized Gains on Investments at beginning of year	$78	$111	$79
Net change in unrealized gains (losses)	69	(33)	32
Balance at end of period	$147	$78	$111
Cumulative Translation Adjustments at beginning of year	72	367	624
Translation adjustments	256	(295)	(257)
Balance at end of period	$328	$72	$367
Pension and Other Postretirement Benefit Plans at beginning of year	(6,134)	(4,871)	(4,587)
Net prior service credit	15	20	23
Net loss	(1,876)	(1,283)	(307)
Balance at end of period	$(7,995)	$(6,134)	$(4,871)
Accumulated Derivative Loss at beginning of year	(12)	(6)	(8)
Net hedging results	(7)	(1)	(13)
Reclassification to earnings	23	(5)	15
Balance at end of period	$4	$(12)	$(6)
Total accumulated other comprehensive loss	$(7,516)	$(5,996)	$(4,399)

NOTE 24 – OPERATING SEGMENTS AND GEOGRAPHIC AREAS

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

The Company uses EBITDA (which Dow defines as earnings (i.e., "Net Income") before interest, income taxes, depreciation and amortization) as its measure of profit/loss for segment reporting purposes. EBITDA by operating segment includes all operating items relating to the businesses, except depreciation and amortization; items that principally apply to the Company as a whole are assigned to Corporate. See table toward the end of this footnote for depreciation and amortization by segment, as well as a reconciliation of EBITDA to “Income Before Income Taxes.”

Corporate Profile
Dow combines the power of science and technology to passionately innovate what is essential to human progress. The Company connects chemistry and innovation with the principles of sustainability to help address many of the world's most challenging problems such as the need for clean water, renewable energy generation and conservation, and increasing agricultural productivity. Dow's diversified industry-leading portfolio of specialty chemicals, advanced materials, agrosciences and plastics businesses delivers a broad range of technology-based products and solutions to customers in approximately 160 countries and in high growth sectors such as electronics, water, energy, coatings and agriculture. In 2012, Dow had annual sales of $56.8 billion and employed approximately 54,000 people worldwide. The Company's more than 5,000 products are manufactured at 188 sites in 36 countries across the globe. The Company conducts its worldwide operations through global businesses, which are reported in six operating segments: Electronic and Functional Materials, Coatings and Infrastructure Solutions, Agricultural Sciences, Performance Materials, Performance Plastics and Feedstocks and Energy.

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

Functional Materials is a portfolio of businesses characterized by a vast global footprint, a broad array of unique chemistries, multi-functional ingredients and technology capabilities, combined with key positions in pharmaceuticals; food, home and personal care; and industrial specialties. These technology capabilities and market platforms enable the businesses to develop innovative solutions that address modern societal needs for clean water and air; material preservation; and improved health care, disease prevention, nutrition and wellness. Functional Materials includes Dow Consumer and Industrial Solutions, Dow Microbial Control and Dow Wolff Cellulosics.

Coatings and Infrastructure Solutions
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

Agricultural Sciences
The Agricultural Sciences segment is a global leader in providing crop protection and plant biotechnology products, urban pest management solutions and healthy oils. The business invents, develops, manufactures and markets products for use in agriculture, industrial and commercial pest management, and food service. Agricultural Sciences consists of two businesses - Crop Protection and Seeds, Traits and Oils.

Performance Materials
The Performance Materials segment consists of the following businesses: Amines; Chlorinated Organics; Dow Automotive Systems; Dow Formulated Systems; Dow Oil and Gas; Dow Plastic Additives; Epoxy; Oxygenated Solvents; Polyglycols, Surfactants and Fluids; Polyurethanes; and Propylene Oxide/Propylene Glycol. These businesses produce a wide variety of products with a broad range of applications – adhesives, aircraft and runway deicing fluids, automotive interiors and exteriors, carpeting, footwear, home furnishings, mattresses, personal care products, transportation, waterproofing membranes and wind turbines. The segment also includes the results of Map Ta Phut Olefins Company Limited and a portion of the results of Sadara Chemical Company, both joint ventures of the Company.

Divestitures:

•
On June 17, 2010, Dow sold Styron to an affiliate of Bain Capital Partners. Businesses and products sold within the Performance Materials segment included Emulsion Polymers (styrene-butadiene latex); Synthetic Rubber; and certain products from Dow Automotive Systems, all of which were reported in the Performance Materials segment through the date of the divestiture. See Note 5 for additional information on this divestiture.

•	The Performance Materials segment included Dow Haltermann until it was fully divested at December 31, 2011.

Performance Plastics
The Performance Plastics segment is a solutions-oriented portfolio comprised of Dow Elastomers; Dow Electrical and Telecommunications; Dow Hygiene and Medical; and Dow Performance Packaging. These businesses serve high-growth, strategic sectors where Dow's world-class technology and rich innovation pipeline create new competitive advantages for customers and the entire value chain. These businesses also have complementary market reach, asset capabilities and technology platforms that provide immediate and long-term growth synergies. The Performance Plastics segment includes the results of Polypropylene Licensing and Catalyst, which sets the standard for polypropylene process technologies and works closely with customers to elevate their manufacturing capability, enabling them to produce differentiated polypropylene resins. The Performance Plastics segment also includes the results of Univation Technologies, LLC, as well as a portion of the results of EQUATE Petrochemical Company K.S.C., The Kuwait Olefins Company K.S.C., The SCG-Dow Group and Sadara Chemical Company, all joint ventures of the Company.

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

•
On September 30, 2011, the Company sold its global Polypropylene business to Braskem SA. The transaction did not include Dow's Polypropylene Licensing and Catalyst business. The Polypropylene business was reported in the Performance Plastics segment through the date of the divestiture. See Note 5 for additional information on these divestitures.

Feedstocks and Energy
The Feedstocks and Energy segment includes the following businesses: Chlor-Alkali/Chlor-Vinyl; Energy; Ethylene Oxide/Ethylene Glycol ("EO/EG"); and Hydrocarbons. The Chlor-Alkali/Chlor-Vinyl business focuses on the production of chlorine for consumption by downstream Dow derivatives, as well as production, marketing and supply of ethylene dichloride, vinyl chloride monomer and caustic soda. These products are used for applications such as alumina production, pulp and paper manufacturing, soaps and detergents, and building and construction. The Energy business supplies power, steam and other utilities, principally for use in Dow’s global operations. The EO/EG business is the world’s largest producer of purified ethylene oxide, principally used in Dow’s downstream performance derivatives. Dow is also a key supplier of ethylene glycol to MEGlobal, a 50:50 joint venture and world leader in the manufacture and marketing of merchant monoethylene glycol and diethylene glycol. Ethylene glycol is used in polyester fiber, polyethylene terephthalate for food and beverage container applications, polyester film, and aircraft and runway deicers. The Hydrocarbons business encompasses the procurement of natural gas liquids and crude oil-based raw materials, as well as the supply of monomers, principally for use in Dow's global operations. The business regularly sells its by-products and buys and sells products in order to balance regional production capabilities and derivative requirements. The business also sells products to certain Dow joint ventures. Also included in the Feedstocks and Energy segment are the results of MEGlobal and a portion of the results of EQUATE Petrochemical Company K.S.C., The Kuwait Olefins Company K.S.C., and The SCG-Dow Group, all joint ventures of the Company.

Divestiture:

•
On June 17, 2010, Dow sold Styron to an affiliate of Bain Capital Partners. Businesses and products sold within the Feedstocks and Energy segment included certain styrene monomer assets, which were reported in the Feedstocks and Energy segment through the date of the divestiture. See Note 5 for additional information on this divestiture.

Corporate
Corporate includes the results of insurance company operations; results of Ventures (which includes new business incubation platforms focused on identifying and pursuing new commercial opportunities); Venture Capital; gains and losses on sales of financial assets; stock-based compensation expense and severance costs; asbestos-related defense and resolution costs; foreign exchange results; non-business aligned technology licensing and catalyst activities; environmental operations; enterprise level mega project activities; and certain corporate overhead costs and cost recovery variances not allocated to the operating segments.

During September 2012, the Company announced it was eliminating its business division structure and moving to a global business president structure. This organizational change did not result in a modification to the Company's operating segments in 2012.

Operating Segment Information	Electronic and Functional Materials	Coatings and Infra- structure Solutions	Ag Sciences	Perf Materials	Perf Plastics	Feedstocks and Energy	Corp	Total
In millions
2012
Sales to external customers	$4,481	$6,898	$6,382	$13,608	$14,479	$10,695	$243	$56,786
Intersegment revenues (1)	—	—	—	107	—	43	(150)	—
Equity in earnings (losses) of nonconsolidated affiliates	94	50	1	(92)	134	452	(103)	536
Goodwill impairment loss (2)	—	—	—	220	—	—	—	220
Restructuring charges (3)	65	53	—	378	26	7	814	1,343
EBITDA (4)	958	823	977	1,036	3,018	718	(1,939)	5,591
Total assets	11,448	11,630	6,367	11,073	11,193	5,276	12,618	69,605
Investment in nonconsolidated affiliates	462	1,041	86	167	1,264	128	973	4,121
Depreciation and amortization	420	476	176	703	673	141	109	2,698
Capital expenditures	268	269	316	287	264	1,163	47	2,614
2011
Sales to external customers	$4,599	$7,200	$5,655	$14,647	$16,257	$11,302	$325	$59,985
Intersegment revenues (1)	—	—	—	91	—	23	(114)	—
Equity in earnings (losses) of nonconsolidated affiliates	104	321	4	(31)	303	561	(39)	1,223
Acquisition-related integration expenses (5)	—	—	—	—	—	—	31	31
EBITDA (4)	1,084	1,167	913	1,748	3,440	940	(1,507)	7,785
Total assets	11,386	11,935	5,746	10,936	11,583	5,116	12,522	69,224
Investment in nonconsolidated affiliates	350	1,104	50	198	1,376	127	200	3,405
Depreciation and amortization	439	548	167	635	754	212	128	2,883
Capital expenditures	247	365	352	567	251	886	19	2,687
2010
Sales to external customers	$4,203	$6,596	$4,869	$13,957	$15,260	$8,457	$332	$53,674
Intersegment revenues (1)	—	9	—	97	2	37	(145)	—
Equity in earnings (losses) of nonconsolidated affiliates	106	343	2	16	254	407	(16)	1,112
Restructuring charges (3)	8	20	—	—	—	—	(2)	26
Acquisition-related integration expenses (5)	—	—	—	—	—	—	143	143
Asbestos-related credit (6)	—	—	—	—	—	—	(54)	(54)
EBITDA (4)	1,052	1,230	640	1,714	3,565	471	(1,472)	7,200
Total assets	11,642	12,447	5,528	11,376	12,634	5,412	10,549	69,588
Investment in nonconsolidated affiliates	357	1,099	42	167	1,602	97	89	3,453
Depreciation and amortization	448	638	147	627	760	216	126	2,962
Capital expenditures	221	239	245	621	202	602	—	2,130

(1)
Includes revenues generated by transfers of product to Agricultural Sciences from other segments, generally at market-based prices. Other transfers of products between operating segments are generally valued at cost.

(2)	See Note 9 for information regarding the goodwill impairment loss.

(3)	See Note 3 for information regarding restructuring charges.

(4)	A reconciliation of EBITDA to “Income Before Income Taxes” is provided below.

(5)	See Note 4 for information regarding acquisition-related integration expenses.

(6)	See Note 14 for information regarding the asbestos-related credit.

Reconciliation of EBITDA to “Income Before Income Taxes” In millions	2012	2011	2010
EBITDA	$5,591	$7,785	$7,200
- Depreciation and amortization	2,698	2,883	2,962
+ Interest income	41	40	37
- Interest expense and amortization of debt discount	1,269	1,341	1,473
Income Before Income Taxes	$1,665	$3,601	$2,802
The Company operates 188 manufacturing sites in 36 countries. The United States is home to 58 of these sites, representing 50 percent of the Company’s long-lived assets. Sales are attributed to geographic areas based on customer location; long-lived assets are attributed to geographic areas based on asset location.

Geographic Area Information	United States	Europe, Middle East and Africa	Rest of World	Total
In millions
2012
Sales to external customers	$18,391	$19,185	$19,210	$56,786
Long-lived assets	$8,953	$3,374	$5,193	$17,520
2011
Sales to external customers	$19,374	$20,840	$19,771	$59,985
Long-lived assets	$8,651	$3,546	$5,102	$17,299
2010
Sales to external customers	$17,497	$18,464	$17,713	$53,674
Long-lived assets	$8,393	$4,501	$4,774	$17,668

The Dow Chemical Company and Subsidiaries
Selected Quarterly Financial Data

In millions, except per share amounts (Unaudited)
2012	1st	2nd	3rd	4th	Year
Net sales	$14,719	$14,513	$13,637	$13,917	$56,786
Cost of sales	12,285	12,200	11,368	11,939	47,792
Gross margin	2,434	2,313	2,269	1,978	8,994
Goodwill impairment loss	—	—	—	220	220
Restructuring charges	357	—	—	986	1,343
Net income (loss) available for common stockholders	412	649	497	(716)	842
Earnings (loss) per common share - basic (1)	0.35	0.55	0.42	(0.61)	0.71
Earnings (loss) per common share - diluted (1)	0.35	0.55	0.42	(0.61)	0.70
Common stock dividends declared per share of common stock	0.25	0.32	0.32	0.32	1.21
Market price range of common stock: (2)
High	36.00	36.08	32.48	32.95	36.08
Low	29.27	29.27	28.45	27.45	27.45

In millions, except per share amounts (Unaudited)
2011	1st	2nd	3rd	4th	Year
Net sales	$14,733	$16,046	$15,109	$14,097	$59,985
Cost of sales	12,117	13,551	12,928	12,433	51,029
Gross margin	2,616	2,495	2,181	1,664	8,956
Acquisition-related integration expenses	31	—	—	—	31
Net income (loss) available for common stockholders	625	982	815	(20)	2,402
Earnings (loss) per common share - basic (1)	0.55	0.84	0.70	(0.02)	2.06
Earnings (loss) per common share - diluted (1)	0.54	0.84	0.69	(0.02)	2.05
Common stock dividends declared per share of common stock	0.15	0.25	0.25	0.25	0.90
Market price range of common stock: (2)
High	39.00	42.23	37.30	29.56	42.23
Low	34.12	33.97	22.46	20.61	20.61
See Notes to the Consolidated Financial Statements.

(1)	Due to an increase in the share count, the sum of the four quarters may not equal the earnings per share amount calculated for the year.

(2)	Composite price as reported by the New York Stock Exchange.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting and concluded that, as of December 31, 2012, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

The Company’s independent auditors, Deloitte & Touche LLP, with direct access to the Company’s Board of Directors through its Audit Committee, have audited the consolidated financial statements prepared by the Company. Their report on the consolidated financial statements is included in Part II, Item 8. Financial Statements and Supplementary Data. Deloitte & Touche LLP’s report on the Company’s internal control over financial reporting is referenced therein and included herein.

February 15, 2013

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

We have audited the internal control over financial reporting of The Dow Chemical Company and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company and the financial statement schedule listed in the Index at Item 15(a)2 as of and for the year ended December 31, 2012 and our report dated February 15, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/S/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Midland, Michigan
February 15, 2013

The Dow Chemical Company and Subsidiaries
PART II
ITEM 9B. OTHER INFORMATION.
None.

The Dow Chemical Company and Subsidiaries
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information relating to Directors, certain executive officers and certain corporate governance matters (including identification of Audit Committee members and financial expert(s)) is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 9, 2013, and is incorporated herein by reference. See also the information regarding executive officers of the registrant set forth in Part I, Item 1. Business under the caption “Executive Officers of the Registrant” in reliance on General Instruction G to Form 10-K.

On July 10, 2003, the Board of Directors of the Company adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer, and is incorporated herein by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION.
Information relating to executive compensation and the Company’s equity compensation plans is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 9, 2013, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information with respect to beneficial ownership of Dow common stock by each Director and all Directors and executive officers of the Company as a group is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be on held May 9, 2013, and is incorporated herein by reference.

Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of Dow common stock is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be on held May 9, 2013, and is incorporated herein by reference.

Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 9, 2013, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Reportable relationships and related transactions, if any, as well as information relating to director independence are contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 9, 2013, and are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information with respect to fees and services related to the Company’s independent auditors, Deloitte & Touche LLP, and the disclosure of the Audit Committee’s pre-approval policies and procedures are contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 9, 2013, and are incorporated herein by reference.

The Dow Chemical Company and Subsidiaries
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	The Company’s 2012 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.

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

(3)	Exhibits – See the Exhibit Index for the exhibits filed with this Annual Report on Form 10-K or incorporated by reference. The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit No.	Description of Exhibit
12.1	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of The Dow Chemical Company.
23(a)	Consent of Independent Registered Public Accounting Firm.
23(b)	Analysis, Research & Planning Corporation’s Consent.
23(c)	Consent of Independent Registered Public Accounting Firm.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

A copy of any exhibit can be obtained via the Internet through the Investor Relations section of the Company's website (www.dow.com/investors), or the Company will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the Vice President and Controller of the Company at the address of the Company’s principal executive offices. The Company's website and its content are not deemed incorporated by reference into this report.

(c)	The consolidated financial statements of Dow Corning Corporation and Subsidiaries for the period ended December 31, 2012 are presented pursuant to Rule 3-09 of Regulation S-X.

	The Dow Chemical Company and Subsidiaries	Schedule II
Valuation and Qualifying Accounts
In millions	For the Years Ended December 31

COLUMN A	COLUMN B	COLUMN C - Additions			COLUMN D		COLUMN E
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions from Reserves		Balance at End of Year
2012
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$121	$81	$11	(1)	$92	(2)	$121
Other investments and noncurrent receivables	$458	$25	$—		$16		$467
Deferred tax assets	$1,152	$335	$—		$88		$1,399

2011
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$128	$16	$2	(1)	$25	(2)	$121
Other investments and noncurrent receivables	$518	$88	$—		$148		$458
Deferred tax assets	$682	$477	$—		$7		$1,152

2010
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$160	$29	$—		$61	(2)	$128
Other investments and noncurrent receivables	$552	$73	$—		$107		$518
Deferred tax assets	$721	$100	$—		$139		$682

(1)
Additions to reserves for doubtful receivables charged to other accounts were classified as "Accounts and notes receivable - Other" in the consolidated balance sheets. These reserves relate to the Company's sale of trade accounts receivable. Anticipated credit losses in the portfolio of receivables sold are used to fair value the Company's interests held in trade accounts receivable conduits. See Notes 11 and 15 to the Consolidated Financial Statements for further information.

	2012	2011	2010
(2) Deductions represent:
Notes and accounts receivable written off	$62	$18	$29
Reclassification of reserve for cash discounts and returns to accounts receivable	21	—	—
Credits to profit and loss	1	3	1
Sale of trade accounts receivable (see Note 15 to the Consolidated Financial Statements)	3	—	27
Miscellaneous other	5	4	4
	$92	$25	$61

The Dow Chemical Company and Subsidiaries
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE DOW CHEMICAL COMPANY

By	/S/ R. C. EDMONDS
R. C. Edmonds, Vice President and Controller
Date	February 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/S/ A. A. ALLEMANG	By	/S/ A. N. LIVERIS
	A. A. Allemang, Director		A. N. Liveris, Director, President, Chief Executive Officer and Chairman of the Board
Date	February 14, 2013	Date	February 14, 2013

By	/S/ J. K. BARTON	By	/S/ P. POLMAN
	J. K. Barton, Director		P. Polman, Director
Date	February 14, 2013	Date	February 14, 2013

By	/S/ J. A. BELL	By	/S/ D. H. REILLEY
	J. A. Bell, Director		D. H. Reilley, Director
Date	February 14, 2013	Date	February 14, 2013

By	/S/ R. C. EDMONDS	By	/S/ J. M. RINGLER
	R. C. Edmonds, Vice President and Controller		J. M. Ringler, Director
Date	February 14, 2013	Date	February 14, 2013

By	/S/ J. M. FETTIG	By	/S/ R. G. SHAW
	J. M. Fettig, Lead Director		R. G. Shaw, Director
Date	February 14, 2013	Date	February 14, 2013

By	/S/ J. B. HESS	By	/S/ W. H. WEIDEMAN
	J. B. Hess, Director		W. H. Weideman, Executive Vice President and Chief Financial Officer
Date	February 14, 2013	Date	February 14, 2013

The Dow Chemical Company and Subsidiaries
Trademark Listing

The following trademarks or service marks of The Dow Chemical Company and certain affiliated companies of Dow appear in this report: ADSORBSIA, AMBERJET, AMBERLYST, AQUASET, AVANSE, DOW, DOWEX, DOWTHERM, EDI ENLIGHT, EVOQUE, FASTRACK, FILMTEC, FROTH-PAK, GREAT STUFF, HARVISTA, NEPTUNE, OUDRA, POWERHOUSE, PRIMAL, PROSPERSE, RHOPLEX, RIPELOCK, ROSHIELD, SARAN, STYROFOAM, UNIPOL, WALOCEL

The following trademarks or service marks of Dow AgroSciences LLC and certain affiliated companies of Dow AgroSciences LLC appear in this report: BROADWAY, BRODBECK, CLINCHER, DAIRYLAND SEED, DITHANE, ENLIST, FENCER, GARLON, HYLAND, LONTREL, LORSBAN, MILESTONE, MYCOGEN, N-SERVE, NEXERA, PFISTER, PHYTOGEN, PRAIRIE BRAND SEEDS, PRIMUS, RADIANT, REFUGE ADVANCED, SENTRICON, STARANE, SURESTART, TELONE, TORDON, TRACER, TRIUMPH

The following trademark of Agromen Sementes Agricolas Ltda appears in this report: AGROMEN

The following registered service mark of American Chemistry Council appears in this report: Responsible Care

The following registered trademark of Monsanto Technology LLC appears in this report: SmartStax, POWERCORE. SmartStax and POWERCORE multi-event technology developed by Dow AgroSciences LLC and Monsanto

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

2(e)(i)
First Amendment, effective June 1, 2012, to the Shareholders' Agreement, dated as of October 8, 2011, between Performance Chemicals Holding Company, Dow Saudi Arabia Holding B.V., Saudi Arabian Oil Company, Dow Europe Holding B.V. and The Dow Chemical Company, incorporated by reference to Exhibit 99.1 to The Dow Chemical Company Current Report on Form 8-K filed on February 14, 2013.

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

The Dow Chemical Company and Subsidiaries
Exhibit Index

EXHIBIT NO.	DESCRIPTION

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

The Dow Chemical Company and Subsidiaries
Exhibit Index

EXHIBIT NO.	DESCRIPTION

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

10(l)
A written description of compensation for Directors of The Dow Chemical Company, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 9, 2013.

10(m)
A written description of the manner in which compensation is set for the Executive Officers of The Dow Chemical Company, incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 9, 2013.

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

The Dow Chemical Company and Subsidiaries
Exhibit Index

EXHIBIT NO.	DESCRIPTION

10(o)
The template used for The Dow Chemical Company Key Employee Insurance Program (“KEIP”), which provides benefits using insurance policies that replace benefits otherwise payable under The Dow Chemical Company Executives' Supplemental Retirement Plan and Company-Paid Life Insurance Plan, incorporated by reference to Exhibit 10(o) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2002. KEIP is a component of the annual pension benefits listed in and incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of The Dow Chemical Company to be held on May 9, 2013.

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

10(s)
The Summary Plan Description for The Dow Chemical Company Company-Paid Life Insurance Plan, Employee-Paid Life Insurance Plan, and Dependent Life Insurance Plan, amended and restated effective as of January 1, 2013, incorporated by reference to Exhibit 10.1 to The Dow Chemical Company Current Report on Form 8-K filed on February 14, 2013.

10(t)
The Summary Plan Description for The Dow Chemical Company Retiree Company-Paid Life Insurance Plan, Retiree Optional Life Insurance Plan, and Retiree Dependent Life Insurance Plan, amended and restated effective as of January 1, 2013, incorporated by reference to Exhibit 10.2 to The Dow Chemical Company Current Report on Form 8-K filed on February 14, 2013.

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

10(jj)	Change in Control Executive Severance Agreement - Tier 1, incorporated by reference to Exhibit 10(jj) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2007.

The Dow Chemical Company and Subsidiaries
Exhibit Index

EXHIBIT NO.	DESCRIPTION

10(kk)	Change in Control Executive Severance Agreement - Tier 2, incorporated by reference to Exhibit 10(kk) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2007.

10(ll)
Voting Agreement dated as of July 10, 2008, by and among Rohm and Haas Company, The Dow Chemical Company and each of the persons and entities listed on Schedule I thereto, incorporated by reference to Exhibit 10.1 to The Dow Chemical Company Current Report on Form 8-K filed on July 10, 2008.

10(mm)	Intentionally left blank.

10(mm)(i)	Intentionally left blank.

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

10(pp)	Intentionally left blank.

10(qq)
Commitment to Close, dated March 9, 2009, among The Dow Chemical Company, Ramses Acquisition Corp. and Rohm and Haas Company, incorporated by reference to Exhibit 10.1 to The Dow Chemical Company Current Report on Form 8-K filed on March 12, 2009.

10(rr)	Intentionally left blank.

10(ss)	Intentionally left blank.

10(tt)	Intentionally left blank.

10(uu)	Intentionally left blank.

10(vv)	Intentionally left blank.

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

10(ccc)
Performance Shares Deferred Stock Agreement Pursuant to The Dow Chemical Company 2012 Stock Incentive Plan, effective as of May 10, 2012, incorporated by reference to Exhibit 10(ccc) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10(ddd)
Deferred Stock Agreement Pursuant to The Dow Chemical Company 2012 Stock Incentive Plan, effective as of May 10, 2012, incorporated by reference to Exhibit 10(ddd) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10(eee)
Non-Qualified Stock Option Agreement Pursuant to The Dow Chemical Company 2012 Stock Incentive Plan, effective as of May 10, 2012, incorporated by reference to Exhibit 10(eee) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

12.1	Computation of Ratio of Earnings to Fixed Charges.

14
Code of Ethics for Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, incorporated by reference to Exhibit 14 to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2003.

21	Subsidiaries of The Dow Chemical Company.

23(a)	Consent of Independent Registered Public Accounting Firm.

23(b)	Analysis, Research & Planning Corporation's Consent.

23(c)	Consent of Independent Registered Public Accounting Firm.

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Intentionally left blank.

99.2	Intentionally left blank.

99.3	Guarantee relating to the 5.60% Notes of Rohm and Haas Company, incorporated by reference to Exhibit 99.4 to The Dow Chemical Company Current Report on Form 8-K filed on April 1, 2009.

The Dow Chemical Company and Subsidiaries
Exhibit Index

EXHIBIT NO.	DESCRIPTION

99.4	Guarantee relating to the 6.00% Notes of Rohm and Haas Company, incorporated by reference to Exhibit 99.5 to The Dow Chemical Company Current Report on Form 8-K filed on April 1, 2009.

99.5	Guarantee relating to the 9.80% Debentures of Rohm and Haas Company, incorporated by reference to Exhibit 99.6 to The Dow Chemical Company Current Report on Form 8-K filed on April 1, 2009.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

DOW CORNING CORPORATION
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
For the period ended December 31, 2012

DOW CORNING CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Auditors	159

Consolidated Statements of Income
for the years ended December 31, 2012, 2011 and 2010	160

Consolidated Statements of Comprehensive Income
for the years ended December 31, 2012, 2011 and 2010	161

Consolidated Balance Sheets at December 31, 2012 and 2011	162

Consolidated Statements of Cash Flows
for the years ended December 31, 2012, 2011 and 2010	164

Consolidated Statements of Equity
for the years ended December 31, 2012, 2011 and 2010	165

Notes to Consolidated Financial Statements	166

Independent Auditor's Report

To the Stockholders and Board of Directors of Dow Corning Corporation

We have audited the accompanying consolidated financial statements of Dow Corning Corporation and its subsidiaries, which comprise the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2012.

Management's Responsibility for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor's Responsibility

Our responsibility is to express an opinion on the consolidated financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on our judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, we consider internal control relevant to the Company's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dow Corning Corporation and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in accordance with accounting principles generally accepted in the United States of America.

/s/PricewaterhouseCoopers LLP
Detroit, Michigan
February 7, 2013

PricewaterhouseCoopers LLP, One Detroit Center, 500 Woodward Avenue, Detroit, MI 48226
T: (313) 394 6000, F: (313) 394 6555, www.pwc.com/us

DOW CORNING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions of U.S. dollars, except for per share amounts)

	Years Ended December 31,
	2012	2011	2010

Net Sales	$6,118.5	$6,426.7	$5,997.3

Operating Costs and Expenses
Cost of sales	4,705.1	4,437.7	3,862.7
Marketing and administrative expenses	787.3	689.3	699.7
Gains on long-term sales agreements	(48.2)	(428.2)	—
Asset abandonments and restructuring expenses	365.0	—	(4.7)
Total operating costs and expenses	5,809.2	4,698.8	4,557.7

Operating Income	309.3	1,727.9	1,439.6

Interest income	11.9	12.1	12.7
Interest expense	(3.9)	(34.8)	—
Other nonoperating income (expenses), net	30.9	(61.7)	(35.6)

Income before Income Taxes	348.2	1,643.5	1,416.7

Income tax provision	162.9	560.7	338.9

Net Income	185.3	1,082.8	1,077.8

Less: Noncontrolling interests' share in net income	(2.4)	276.6	211.8

Net Income Attributable to Dow Corning Corporation	$187.7	$806.2	$866.0

Weighted-Average Common Shares Outstanding	2.5	2.5	2.5
(basic and diluted)

Net Income per Share (basic and diluted)	$75.08	$322.48	$346.40

Dividends Declared per Common Share	$80.00	$248.00	$177.60

(See Notes to the Consolidated Financial Statements)

DOW CORNING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions of U.S. dollars)

	Years Ended December 31,
	2012	2011	2010

Net Income	$185.3	$1,082.8	$1,077.8

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(26.9)	19.9	28.5
Unrealized net gain (loss) on securities:
Unrealized holding gain (loss) arising during the period	22.7	(8.1)	(32.8)
Less: reclassificaton adjustment for gain/loss included in income	(3.4)	26.9	16.1
Net gain (loss) on cash flow hedges:
Loss arising during the period	(2.9)	(9.4)	(8.8)
Less: reclassification adjustment for loss included in income	9.4	6.3	15.4
Defined benefit plan adjustments
Gain (loss) arising during the period	23.8	(457.1)	(120.7)
Less: amortization of pension adjustments included in net income	84.2	57.7	45.9
Other comprehensive income (loss), before tax:	106.9	(363.8)	(56.4)
Income tax (expense) benefit related to items of OCI[1]	(40.3)	137.4	30.7
Other comprehensive income (loss), net of tax:	66.6	(226.4)	(25.7)

Comprehensive Income	251.9	856.4	1,052.1

Less: Noncontrolling interests' share in comprehensive income	16.5	(291.5)	(223.9)

Comprehensive Income Attributable to Dow Corning Corporation	$268.4	$564.9	$828.2

(See Notes to the Consolidated Financial Statements)

1Other Comprehensive Income/(Loss) ("OCI")

DOW CORNING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars)

ASSETS
	December 31, 2012	December 31, 2011
Current Assets
Cash and cash equivalents	$1,770.4	$2,066.1
Marketable securities	—	113.9
Accounts receivable (net of allowance for doubtful
accounts of $11.6 in 2012 and $9.8 in 2011)	676.2	683.3
Notes and other receivables	371.4	709.0
Inventories	1,010.3	1,053.3
Deferred income tax assets - current	132.3	98.7
Other current assets	156.7	148.7
Total current assets	4,117.3	4,873.0

Property, Plant and Equipment	12,486.3	12,003.9
Less - Accumulated Depreciation	(4,933.2)	(4,623.6)
Net property, plant and equipment	7,553.1	7,380.3

Other Assets
Marketable securities	89.9	69.9
Deferred income tax assets - noncurrent	970.1	1,058.0
Intangible assets (net of accumulated amortization
of $65.5 in 2012 and $64.4 in 2011)	83.8	92.1
Goodwill	68.7	68.1
Other noncurrent assets	418.0	558.4
Total other assets	1,630.5	1,846.5
Total Assets	$13,300.9	$14,099.8

(See Notes to the Consolidated Financial Statements)

DOW CORNING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars)

LIABILITIES AND STOCKHOLDERS' EQUITY
	December 31, 2012	December 31, 2011
Current Liabilities
Short-term borrowings and current maturities of
long-term debt	$209.1	$330.9
Trade accounts payable	508.5	738.0
Accrued payrolls and employee benefits	274.2	170.4
Accrued taxes	102.7	214.7
Accrued interest	97.3	94.4
Current deferred revenue	120.2	336.5
Other current liabilities	201.5	138.0
Total current liabilities	1,513.5	2,022.9

Other Liabilities
Long-term debt	843.6	1,439.9
Implant reserve	1,609.4	1,595.2
Employee benefits	1,434.6	1,493.2
Deferred income tax liabilities - noncurrent	614.0	530.2
Deferred revenue	3,452.1	3,296.2
Other noncurrent liabilities	260.5	137.3
Total other liabilities	8,214.2	8,492.0

Equity
Stockholders' equity
Common stock ($5.00 par value - 2,500,000 shares
authorized, issued and outstanding)	12.5	12.5
Retained earnings	3,510.3	3,522.6
Accumulated other comprehensive loss	(636.6)	(717.3)
Dow Corning Corporation's stockholders' equity	2,886.2	2,817.8
Noncontrolling interest in consolidated subsidiaries	687.0	767.1
Total equity	3,573.2	3,584.9
Total Liabilities and Equity	$13,300.9	$14,099.8

(See Notes to the Consolidated Financial Statements)

DOW CORNING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars)

	Years Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities
Net income	$185.3	$1,082.8	$1,077.8
Depreciation and amortization	398.6	367.3	301.3
Gain on long-term sales agreements	(48.2)	(428.2)	—
Cash flows related to gains on long-term sales agreements	213.7	—	—
Asset abandonments and restructuring expenses	365.0	—	—
Changes in restructuring accrual	—	—	(20.9)
Changes in deferred revenue, net	(35.8)	465.9	863.3
Changes in deferred taxes, net	66.2	271.9	157.1
Tax-related bond deposits, net	112.2	—	(145.0)
Other, net	109.1	19.8	(38.6)
Changes in operating assets and liabilities
Changes in accounts and notes receivable	169.6	(123.1)	(170.1)
Changes in accounts payable	(110.4)	50.9	85.8
Changes in inventory	69.3	(122.4)	(214.1)
Changes in other operating assets and liabilities	35.0	72.0	(10.9)
Cash flows related to reorganization, net	(26.8)	1.8	(7.9)
Cash provided by operating activities	1,502.8	1,658.7	1,877.8

Cash Flows from Investing Activities
Capital expenditures	(1,042.0)	(1,539.5)	(1,340.3)
Acquisition of business interests	—	—	(40.3)
Proceeds from sales, maturities, and redemptions of securities	117.3	353.3	498.5
Purchases of securities	—	—	(0.5)
Other, net	(6.2)	(4.2)	(0.6)
Cash used in investing activities	(930.9)	(1,190.4)	(883.2)

Cash Flows from Financing Activities
Net change in borrowings with maturities of 3 months or less	—	(508.5)	0.2
Increase in short-term borrowings	71.2	125.9	134.5
Payments of short-term borrowings	(134.4)	(232.8)	(76.4)
Increase in long-term debt	—	700.0	194.6
Payments of long-term debt	(655.2)	(71.9)	(3.1)
Distributions to shareholders of noncontrolling interests	(63.6)	(173.3)	(156.8)
Contributions and loans from noncontrolling shareholders	112.2	24.0	—
Dividends paid to stockholders	(200.0)	(620.0)	(444.0)
Cash used in financing activities	(869.8)	(756.6)	(351.0)

Effect of Exchange Rate Changes on Cash	2.2	(5.6)	0.3

Changes in Cash and Cash Equivalents
Net increase/(decrease) in cash and cash equivalents	(295.7)	(293.9)	643.9
Cash and cash equivalents at beginning of period	2,066.1	2,360.0	1,716.1

Cash and cash equivalents at end of period	$1,770.4	$2,066.1	$2,360.0

(See Notes to the Consolidated Financial Statements)

DOW CORNING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions of U.S. dollars)

			Dow Corning Corporation Stockholders' Equity
		Noncontrolling	Total Stockholders'	Retained		Common
	Total	Interest	Equity	Earnings	AOCI[1]	Stock

Balance at December 31, 2009	$3,046.5	$557.8	$2,488.7	$2,914.4	$(438.2)	$12.5

Net Income	1,077.8	211.8	866.0	866.0
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	28.5	15.9	12.6		12.6
Unrealized net loss on available for sale securities	(16.7)	(4.4)	(12.3)		(12.3)
Net gain on cash flow hedges	4.2	—	4.2		4.2
Pension and other postretirement benefit adjustments	(41.7)	0.6	(42.3)		(42.3)
Total comprehensive income	1,052.1	223.9	828.2
Dividends declared on common stock and distributions to shareholders of noncontrolling interests	(600.8)	(156.8)	(444.0)	(444.0)
Balance at December 31, 2010	$3,497.8	$624.9	$2,872.9	$3,336.4	$(476.0)	$12.5

Net Income	1,082.8	276.6	806.2	806.2
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	19.9	9.2	10.7		10.7
Unrealized net gain on available for sale securities	18.8	6.4	12.4		12.4
Net loss on cash flow hedges	(2.0)	—	(2.0)		(2.0)
Pension and other postretirement benefit adjustments	(263.1)	(0.7)	(262.4)		(262.4)
Total comprehensive income	856.4	291.5	564.9
Cash received from noncontrolling shareholders	24.0	24.0
Dividends declared on common stock and distributions to shareholders of noncontrolling interests	(793.3)	(173.3)	(620.0)	(620.0)
Balance at December 31, 2011	$3,584.9	$767.1	$2,817.8	$3,522.6	$(717.3)	$12.5

Net Income	185.3	(2.4)	187.7	187.7
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(26.9)	(16.3)	(10.6)		(10.6)
Unrealized net gain on available for sale securities	19.3	1.8	17.5		17.5
Net gain on cash flow hedges	4.1	—	4.1		4.1
Pension and other postretirement benefit adjustments	70.1	0.4	69.7		69.7
Total comprehensive income (loss)	251.9	(16.5)	268.4
Dividends declared on common stock and distributions to shareholders of noncontrolling interests	(263.6)	(63.6)	(200.0)	(200.0)
Balance at December 31, 2012	$3,573.2	$687.0	$2,886.2	$3,510.3	$(636.6)	$12.5

(See Notes to the Consolidated Financial Statements)

1Accumulated Other Comprehensive Income/(Loss) ("AOCI")

DOW CORNING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note		Page
1	BUSINESS AND BASIS OF PRESENTATION	167
2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES	168
3	POLYCRYSTALLINE SILICON MARKET CONDITIONS AND CHINA TRADE MATTERS	174
4	RESTRUCTURING	174
5	ADVANCED ENERGY MANUFACTURING TAX CREDITS	175
6	INVESTMENTS	175
7	INVENTORIES	177
8	INCOME TAXES	177
9	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES	182
10	VARIABLE INTEREST ENTITIES	183
11	PROPERTY, PLANT AND EQUIPMENT	183
12	GOODWILL AND OTHER INTANGIBLE ASSETS	184
13	NOTES PAYABLE, CREDIT FACILITIES AND GUARANTEES	184
14	DEFERRED REVENUE	187
15	PENSION AND OTHER POSTRETIREMENT BENEFITS	188
16	ACCUMULATED OTHER COMPREHENSIVE LOSS	195
17	COMMITMENTS AND CONTINGENCIES	196
18	RELATED PARTY TRANSACTIONS	200

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

The Company engages primarily in the discovery, development, manufacturing, marketing and distribution of silicon-based materials and offers related services. Since its inception, Dow Corning has been engaged in a continuous program of basic and applied research on silicon-based materials to develop new products and processes, to improve and refine existing products and processes and to develop new applications for existing products. The Company manufactures over 7,000 products and serves approximately 25,000 customers worldwide, with no single customer accounting for more than five percent of the Company's sales in any of the past three years. Dow Corning's silicon-based materials are used in a broad range of products and applications across multiple sectors such as electronics, automotive, construction, textiles and healthcare. The Company, through its Hemlock Semiconductor joint ventures, is a provider of polycrystalline silicon and other silicon-based products used in semiconductor and solar applications. Principal United States manufacturing plants are located in Kentucky and Michigan. Principal foreign manufacturing plants are located in Belgium, Brazil, China, France, Germany, Japan, South Korea and the United Kingdom. The Company operates research and development facilities and/or technical service centers in the United States, Belgium, Brazil, China, Germany, Japan, Singapore, South Korea, Taiwan and the United Kingdom.

The consolidated financial statements include the accounts of the Company and its subsidiaries. Management has evaluated subsequent events through February 7, 2013, the date the financial statements were available to be issued. Certain prior period items have been reclassified to conform to the current presentation. The Company revised the 2011 and 2010 consolidated statements of cash flows to correct the presentation of cash flows from financing activities by (a) presenting short-term borrowings with maturities in excess of three months on a gross basis and (b) presenting short-term borrowings with maturities of three months or less on a net basis.  Previously these items were presented as a single net amount.  The Company determined that the impact of the revisions was not material to the prior periods and there was no impact on total cash used in financing activities, however, if revised, the comparability of prior periods would be enhanced.

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

The Company reviews the recoverability of property, plant and equipment when events or changes in circumstances occur that indicate that the carrying value of an asset (or asset group) may not be recoverable. The recoverability of the carrying value of property, plant and equipment is assessed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. When impairment indicators are present, the Company compares estimated undiscounted future cash flows, including estimated proceeds from the eventual disposition of the asset, to the assets' carrying value to determine if the asset (or asset group) is recoverable. For an asset that fails the test of recoverability, the estimated fair value of property, plant and equipment is determined and the carrying amount of the asset is reduced to its fair value and the difference is charged to income in the period incurred.

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

The Company capitalizes interest as a component of the cost of capital assets constructed for its own use. The Company includes interest expense incurred on all liabilities, including interest related to commercial creditor obligations, in the amount of interest expense subject to capitalization. See Note 17 for additional details on interest payable to the Company's commercial creditors.

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

Marketable Securities

The Company accounts for investments in debt and equity securities at fair value for trading or available for sale securities. The amortized cost method is used to account for investments in debt securities that the Company has the positive intent and ability to hold to maturity. Investments in debt and equity securities are included in “Marketable securities” in the current and noncurrent sections of the consolidated balance sheets. All such investments are considered to be available for sale. The Company regularly evaluates whether it intends to sell, or if it is more likely than not it will be forced to sell its available for sale securities to determine if an other-than-temporary impairment loss has occurred. In addition, the Company regularly evaluates available evidence to determine whether or not it will be able to recover the cost of these securities. If the Company is unable to recover the cost of the securities, an other-than-temporary impairment has occurred and credit losses are charged to income in the period incurred. Temporary declines in the fair value of investments are included in “Accumulated other comprehensive loss.” For the purpose of computing realized gain or loss on the disposition of investments, the specific identification method is used. The Company's policy is to purchase investment grade securities.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, investments, derivative financial instruments and trade receivables. The Company's policies limit the amount of credit exposure to any single counterparty for cash and investments. The Company uses major financial institutions with high credit ratings to engage in transactions involving investments and derivative financial instruments. The Company minimizes credit risk in its receivables from customers through its sale of products to a wide variety of customers and markets in locations throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, and historically such losses have been within expectations.

Intangibles

Intangible assets of the Company include goodwill, patents and licenses and other assets acquired by the Company that are separable and measurable apart from goodwill. Goodwill, representing the excess of cost over the fair value of net assets of businesses acquired, is tested at least annually for impairment. The Company completed its annual test for impairment of goodwill during the three month period ended September 30, 2012. Other intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.

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

Cost of Sales

Cost of sales includes material, labor and overhead costs associated with the manufacture and shipment of the Company's products, as well as research and development costs. Shipping costs are primarily comprised of payments to third party shippers. Research and development costs are primarily comprised of labor costs, outside services and depreciation. Research and development costs were $281.2, $259.4 and $251.8 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties were not material to the Company's consolidated financial position and results of operations.

Currency Translation

The value of the U.S. dollar fluctuates against foreign currencies. Because the Company conducts business in many countries, these fluctuations affect the Company's consolidated financial position and results of operations.

Operating subsidiaries in Europe, Japan and China translate their assets and liabilities, stated in their functional currency, into U.S. dollars at exchange rates in effect at the end of the current period. The resulting gains or losses are reflected in “Cumulative translation adjustment” in the stockholders' equity section of the consolidated balance sheets. Changes in the functional currency value of monetary assets and liabilities denominated in foreign currencies are recognized in “Other nonoperating income/expenses” in the consolidated statements of income. The revenues and expenses of these non-U.S. subsidiaries are translated into U.S. dollars at the average exchange rates that prevailed during the period. Therefore, the reported U.S. dollar results included in the consolidated statements of income fluctuate from period to period, depending on the value of the U.S. dollar against foreign currencies.

For all other subsidiaries, where the U.S. dollar is the functional currency, inventories, property, plant and equipment and other non-monetary assets, together with their related elements of expense, are translated at historical exchange rates. All other assets and liabilities are translated at current exchange rates. All other revenues and expenses are translated at average exchange rates. Translation gains and losses for these subsidiaries are recognized in “Other nonoperating income/expenses” in the consolidated statements of income.

Derivative Financial Instruments

The Company uses derivative financial instruments to reduce the impact of changes in foreign exchange rates on its earnings, cash flows and fair values of assets and liabilities. In addition, the Company uses derivative financial instruments to reduce the impact of changes in natural gas and other commodity prices on its earnings and cash flows.

The Company designates derivatives as either (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (2) a hedge of the exposure to variability in cash flows of a forecasted transaction (cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation. Where an instrument is designated as a hedge, the Company formally documents all relationships between the hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses both at the inception of the hedge and on an ongoing basis whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting with respect to that derivative prospectively.

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

New Accounting Standards

In May 2011, the FASB issued guidance that amended certain principles and requirements for measuring fair value and expanded disclosures about fair value measurements. The guidance was effective for interim or annual periods beginning on or after December 15, 2011 with prospective application. The adoption did not impact the Company's financial position and results of operations.

In June 2011, the FASB issued guidance that changed the requirements for presentation of comprehensive income. This guidance eliminated the option to report other comprehensive income and its components in the statement of changes in equity and requires that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance was effective for interim and annual periods beginning on or after December 15, 2011. The Company adopted the requirements of the new guidance effective December 31, 2011. The adoption did not impact the Company's financial position and results of operations.

In September 2011, the FASB issued guidance that amended the requirements for goodwill impairment testing. The guidance permits the Company to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative analysis. The guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption did not impact the Company's financial position and results of operations.

In December 2011, the FASB issued guidance that amended the disclosure requirements for offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for interim or annual periods beginning on or after January 1, 2013. The adoption is not expected to impact the Company's financial position and results of operations.

In July 2012, the FASB issued guidance that amended the requirements for testing indefinite-lived intangible assets for impairment. The guidance permits the Company to assess qualitative factors to determine necessity of further quantitative calculations. The guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption did not impact the Company's financial position and results of operations.

NOTE 3 - POLYCRYSTALLINE SILICON MARKET CONDITIONS AND CHINA TRADE MATTERS

The Company is a provider of polycrystalline silicon and other silicon-based products used in the manufacturing of semiconductor devices and solar cells and modules. Pricing for these products declined sharply during the fourth quarter of 2011. Prices continued to decline into 2012 and have remained depressed. These products account for a significant portion of the Company's operating results.

In July 2012, the Chinese Ministry of Commerce (“MOFCOM”) initiated antidumping and countervailing duty investigations of imports of solar-grade polycrystalline silicon products from the U.S. and Korea based on a petition filed by Chinese solar-grade polycrystalline silicon producers. The petition alleges that producers within these countries exported solar-grade polycrystalline silicon to China at less than fair value, and that production of solar-grade polycrystalline silicon in the U.S. has been subsidized by the U.S. government. If the Chinese authorities find dumping or subsidization, they may impose additional duties on future imports of solar-grade polycrystalline silicon to China from the U.S. The Company is cooperating with MOFCOM in the investigations and is vigorously contesting the allegations. As the outcome of such actions is uncertain, management cannot predict the ultimate impact of these matters.

During the fourth quarter of 2011, management made a decision to temporarily delay ongoing construction activities associated with a polycrystalline silicon plant expansion. Additional capital spending incurred on this expansion during 2012 was limited to activities necessary to stabilize and protect the assets already constructed. As a result of the market conditions and uncertainties described above, solar-grade polycrystalline sales volumes declined during 2012. In response, the production levels of certain of the Company's existing operating assets were reduced. During the fourth quarter of 2012, management determined the plant expansion was no longer economically viable due to the market conditions and made the decision to abandon the partially constructed assets. The construction-in-progress assets were written down to scrap values, resulting in a charge of $283.2 million on assets that had a carrying value of $312.4 million. Further, the startup of another polycrystalline silicon plant expansion that was expected to begin production in 2013 is being delayed. Production will only commence when sales volumes increase to levels necessary to support the plant's capacity.

Accounting standards require that if an impairment indicator is present, the Company must assess whether the carrying amount of the asset is recoverable by estimating the sum of future undiscounted cash flows expected to be generated by the asset. If the estimated undiscounted cash flows are less than the carrying amount of the asset, an impairment charge must be recognized for the difference between the carrying value and the fair value of the asset. During the fourth quarter of 2012, the events and circumstances described above required the Company to assess whether $4.0 billion of polycrystalline silicon assets might be impaired. However, the Company's estimate of undiscounted cash flows indicated the polycrystalline silicon assets were expected to be recovered. After write-down for the abandonment discussed above, the total carrying value of polycrystalline silicon assets was $3.7 billion at December 31, 2012. It is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down those assets to fair value. The Company's estimates of cash flows might change as a result of a significant adverse duty imposed by MOFCOM, continued pricing deterioration or other adverse market conditions that result in non-performance by customers under long-term contracts.

NOTE 4 - RESTRUCTURING

In December 2012, in response to current economic challenges, the Company initiated a plan of restructuring. The plan will primarily include workforce reductions and capital asset disposals. These actions are part of broader cost-saving measures taken by the Company, including efforts to maximize operational efficiency and tightly controlling expenses. The Company's restructuring liability is reflected in “Other current liabilities” of the consolidated balance sheets as of December 31, 2012, and is expected to be substantially settled by December 31, 2013. The Company recorded $67.5 for employee-related costs associated with ongoing benefit arrangements and $297.5 for asset disposals, including charges for the polycrystalline silicon asset abandonments discussed in Note 3.

NOTE 5 - ADVANCED ENERGY MANUFACTURING TAX CREDITS

In January 2010, the Company was approved to receive Advanced Energy Manufacturing Tax Credits up to $169.0. The tax credits were granted as part of the American Reinvestment and Recovery Act of 2009 and are focused on job creation from increased domestic manufacturing capacity supplying clean and renewable energy projects. The credits granted to the Company are related to the Company's manufacturing expansion projects supporting the solar industry. The Company accounts for investment tax credits under the flow-through method, which results in the recognition of the credit as a reduction of federal income taxes in the year in which the credit arises. During the year ended December 31, 2010, the Company recognized $141.9 of the credits resulting in a reduction of the tax liability, a reduction in the income tax provision of $92.2 and an increase in deferred tax liabilities of $49.7. The income tax benefit of $92.2 included $69.9 as a discrete benefit as it related to qualifying expenditures through December 31, 2009. The impact of these tax credits on net income, net of noncontrolling interests' share was $15.8 and $58.3 for the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, the Company recognized $24.3 of the credits resulting in a reduction of the tax liability, a reduction in the income tax provision of $15.8 and an increase in deferred tax liabilities of $8.5. The remaining credits granted were immaterial and expired unused.

NOTE 6 - INVESTMENTS

Investments reflected in “Marketable securities” in the current and noncurrent sections of the consolidated balance sheets as of December 31, 2012 and 2011 were $89.9 and $183.8, respectively. These investments have been classified as available for sale.

The cost, gross unrealized gains, gross unrealized losses and fair value of the investments by classification were as follows:

	December 31, 2012
	Level	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt Securities:
Auction rate securities backed by student loans	Level 3	$—	$—	$—	$—
Auction rate preferred securities	Level 3	76.0	—	(0.3)	75.7
Foreign Equity Securities	Level 1	1.8	1.5	—	3.3
Preferred Equity Securities	Level 2	0.9	2.4	—	3.3
Other	Level 1	7.6	—	—	7.6
Total Marketable Securities		$86.3	$3.9	$(0.3)	$89.9

	December 31, 2011
	Level	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt Securities:
Auction rate securities backed by student loans	Level 3	$113.9	$—	$—	$113.9
Auction rate preferred securities and other	Level 3	76.0	—	(18.3)	57.7
Foreign Equity Securities	Level 1	2.2	1.3	—	3.5
Preferred Equity Securities	Level 2	0.9	1.3	—	2.2
Other	Level 1	6.5	—	—	6.5
Total Marketable Securities		$199.5	$2.6	$(18.3)	$183.8

As of December 31, 2012, no securities had been in an unrealized loss position for more than 12 months. As of December 31, 2011, securities in an unrealized loss position for 12 months or more were valued at $40.4, net of unrealized losses of $17.0.

The changes in fair value of Level 3 assets were as follows:

	2012	2011

Beginning balance January 1	$171.6	$534.5
Transfers out of Level 3	—	(0.9)
Change in unrealized losses in other comprehensive loss	18.0	17.9
Realized gains/(losses) included in earnings	3.4	(26.9)
Sales/redemptions of assets classified as Level 3	(117.3)	(353.0)
Ending balance at December 31	$75.7	$171.6

Level 3 available for sale securities with a cost basis of $113.9 were redeemed or sold during the year ended December 31, 2012. Realized gains related to the redemptions and sales were included in “Other nonoperating income (expenses), net.” These redemptions were related to securities backed by student loans and were redeemed or sold at a weighted average price of 103.0% of the cost basis.

Level 3 Assets

The Company held the following securities classified as Level 3 assets based upon valuation using significant unobservable inputs:

	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range
Auction rate preferred securities	$75.7	Effective interest	Market required effective interest rate	3.6% - 4.7%

Auction Rate Preferred Securities

As of December 31, 2012 and 2011, the Company held auction rate preferred securities valued at $75.7 and $57.7, respectively. These securities consisted of bundled preferred equity securities. The interest rates reset on these variable rate instruments quarterly through an auction process. Since the auctions have failed, default dividend allocation methods are in effect. While 84.0% of the securities were rated below investment grade at December 31, 2012, all of the issuers of the underlying preferred equity securities have continued to remit dividends consistent with historical practices.

As of December 31, 2012, the Company was not actively marketing, had no intent to sell, nor was it expected to be required to sell, its auction rate preferred securities before the anticipated recovery in market value. In determining that the unrealized losses related to these securities were not other-than-temporary, the Company considered several other factors. These factors included the financial condition and prospects of the issuers, continuation of dividend payments, the magnitude of losses compared with the cost of the investments, the length of time the investments have been in an unrealized loss position and the credit rating of the security. Management believes the decline in fair value is primarily related to the current interest rate environment and market inefficiencies and not to the credit deterioration of the individual issuers. Unrealized losses of $0.3 related to auction rate preferred securities were included in “Accumulated other comprehensive loss” in the consolidated balance sheet as of December 31, 2012.

Auction Rate Securities Backed by Student Loans

As of December 31, 2012, the Company no longer held auction rate securities backed by student loans as the Company had redeemed or sold the remaining balance during the period. As of December 31, 2011, the Company held auction rate securities backed by student loans valued at $113.9. These securities consisted principally of revenue bonds backed by student loans that are guaranteed by the U.S. Government and revenue bonds backed by insured student loans. The entire portfolio of securities had investment grade credit ratings. These auction rate securities were variable rate debt instruments with underlying securities that had contractual maturities that ranged from 19 to 31 years and whose interest rates were reset every 28 to 35 days through an auction process. Since the auctions failed, default interest rates were applicable and each issuer continued to pay required interest payments. A loss of $11.7 ($7.4 net of the noncontrolling interests' share) was included in “Other nonoperating expenses, net” as of December 31, 2011 due to an other-than-temporary impairment.

NOTE 7 - INVENTORIES

The components of inventories were as follows:

	December 31, 2012	December 31, 2011

Produced goods	$765.8	$808.2
Purchased materials	115.5	146.1
Maintenance and supplies	129.0	99.0
Total Inventory	$1,010.3	$1,053.3

Produced goods include both work-in-process and finished goods. Due to the nature of the Company's operations, it is not practical to classify inventory between work-in-process and finished goods as such classifications can be interchangeable for certain inventoriable items. Purchased materials primarily consist of the Company's raw material inventories. Maintenance and supplies included in inventory primarily represent spare component parts that are critical to the Company's manufacturing processes.

NOTE 8 - INCOME TAXES

The components of income before income taxes and noncontrolling interests were as follows:

	Years Ended December 31,
	2012	2011	2010

Domestic	$175.5	$1,148.6	$1,134.8
Foreign	172.7	494.9	281.9
Total	$348.2	$1,643.5	$1,416.7

The components of the income tax provision were as follows:

	Years Ended December 31,
	2012			2011			2010
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total

Domestic	$(61.2)	$104.2	$43.0	$146.5	$236.4	$382.9	$85.2	$203.7	$288.9
Foreign	115.1	4.8	119.9	144.2	33.6	177.8	102.2	(52.2)	50.0
Total	$53.9	$109.0	$162.9	$290.7	$270.0	$560.7	$187.4	$151.5	$338.9

The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities were as follows:

	December 31,
	2012	2011
Deferred Tax Assets:
Implant costs	$579.7	$586.4
Postretirement benefit obligations	475.3	511.8
Tax loss carryforwards	151.8	167.8
Tax credit carryforwards	102.1	87.9
Accruals and other	195.9	161.0
Inventories	13.3	13.2
Long-term debt	42.2	41.2
Total deferred tax assets	$1,560.3	$1,569.3
Deferred tax liabilities:
Property, plant and equipment	(1,015.1)	(887.0)
Net deferred tax assets prior to valuation allowance	$545.2	$682.3
Less: Valuation allowance	(63.3)	(56.1)
Net Deferred Tax Assets	$481.9	$626.2

The Company believes that it is more likely than not that the net deferred tax assets will be realized. The criteria that management considered in making this determination were historical and projected operating results, the ability to utilize tax planning strategies and the period of time over which the tax benefits can be utilized.

Tax effected operating loss carryforwards as of December 31, 2012 and 2011 were $151.8 and $167.8, respectively. Of the tax effected operating loss carryforwards, $123.4 are subject to an indefinite carryforward period and were generated by the Company's subsidiaries in Brazil and the United Kingdom. Substantially all of the remaining operating loss carryforwards relate to the Company's subsidiaries in China. The net operating losses in China have a five year carryforward period. The Company has determined that no valuation allowance is needed for the net operating losses.

The valuation allowance as of December 31, 2012 was $63.3. Of this amount, $37.4 is attributable to realized and unrealized capital losses on marketable securities and $5.8 from outside basis differences in the Company's joint ventures.

Tax credit carryforwards of $102.1 as of December 31, 2012 were attributable to foreign tax credits. These credits expire in 2019 through 2022. The Company has determined that no valuation allowance is needed for the tax credit carryforwards.

Cash paid for income taxes, net of refunds received, was $160.8, $225.9 and $191.1 for the years ended December 31, 2012, 2011 and 2010, respectively.

The effective rate of the income tax provision may differ from the United States federal statutory tax rate. A reconciliation of the tax rate is illustrated in the following table:

	Years Ended December 31,
	2012	2011	2010

Income Tax Provision at Statutory Rate	$121.9	$575.2	$495.9

Increase/(Decrease) in Income Tax Provision due to:
Foreign provisions and related items	(25.0)	(13.1)	(12.7)
China joint venture losses	—	—	9.3
China valuation allowance release	—	—	(44.0)
Change in foreign tax rates	10.2	12.8	4.9
Tax reserves	8.6	—	—
Advanced energy manufacturing credits	—	(15.8)	(92.2)
Noncontrolling interest losses	46.0	12.4	2.7
U.S. tax effect of foreign earnings and dividends	4.0	2.6	(30.9)
Other, net	(2.8)	(13.4)	5.9
Total Income Tax Provision at Effective Rate	$162.9	$560.7	$338.9

Effective Rate	46.8%	34.1%	23.9%

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

During the fourth quarter of 2012, management determined a polycrystalline silicon plant expansion would no longer be economically viable due to challenging market conditions and made the decision to abandon this activity. The impact of the abandonment write-down was $36.3, included in Noncontrolling interest losses within the table above. The impact of the write-down increases the effective tax rate as the Company does not receive the full tax benefit from the portion of tax losses attributable to the noncontrolling shareholders.

As of December 31, 2012, income and remittance taxes have not been recorded on $573.8 of undistributed earnings of foreign subsidiaries, as the Company intends to reinvest those earnings indefinitely. If the Company did not intend to reinvest those earnings indefinitely, the Company would not have a deferred tax liability but a net deferred tax asset related to the outside basis difference of its foreign subsidiaries. This deferred tax asset would only be recorded if it would be apparent that this outside difference would reverse in the foreseeable future.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examination by tax authorities for years before 2006.

The following table indicates, for each significant jurisdiction, the earliest tax year that remains subject to examination:

	Year		Year

United Kingdom	2011	Korea	2007
Belgium	2010	Brazil	2007
Japan	2010	China	2007
France	2010	United States	2006
Germany	2007

The Company is participating in the IRS Compliance Assurance Process for the 2011 and 2012 tax years. In addition, certain foreign jurisdictions and certain states have commenced examinations of returns filed by the Company and some of its foreign subsidiaries. As of December 31, 2012, no jurisdiction has proposed any significant adjustments to the Company's tax returns that management believes would be sustained and would materially affect the Company's financial position. In addition, the Company does not anticipate that any material adjustments will result from settlements, closing of tax examinations or expiration of applicable statutes of limitation in various jurisdictions within the next 12 months.

During the year ended December 31, 2010, the Company received proposed adjustments from the IRS related to the Company's consolidated federal income tax returns for 2006, 2007, 2008 and 2009. The Company filed protests and appeals in response to the proposed adjustments for the years 2006 through 2009. Management believes that the deficiencies asserted by the IRS will not be sustained and is vigorously contesting the IRS claims. In July 2010, the Company made voluntary protective bond deposits of $145.0 to the IRS related to these tax positions for the earlier tax years. Additional tax payments of $57.9 were made for the 2008 through 2011 tax years to cover anticipated adjustments for these years. The bond deposits and the additional tax payments were made to alleviate the potential for interest expense and penalties as well as to generate competitive interest income on the funds. During the year ended December 31, 2012, the Company redeemed a portion of the bond deposit in the amount of $112.2. The bond was redeemed due to management's continued belief that the IRS' assertions will not be sustained and the proceeds were used for working capital purposes. The Company expects to receive additional bond redemptions of approximately $16.9 due to a settlement reached during 2012 on proposed adjustments for the 2006 and 2007 tax years. The remaining bond deposit of $16.0 was the agreed upon settlement for the 2006 and 2007 tax years and was retained by the IRS. Due to the temporary nature of the proposed adjustments on the 2006 and 2007 federal tax returns, the settlement did not materially impact income tax expense. If the IRS prevails on the proposed adjustments for the remaining years under audit, the resulting tax deficiency will be $173.1. Management believes that the resolution of the issues will not have a material impact on the Company's consolidated financial position or results of operations.

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits, excluding the federal benefit of state items, interest, and penalties, follows:

	Years Ended December 31,
	2012	2011	2010

Unrecognized tax benefits as of January 1,	$3.7	$10.6	$15.1
Additions based on tax positions related to the current year	—	—	4.7
Additions for tax positions of prior years	13.5	—	—
Reductions for tax positions of prior years	(0.3)	(6.9)	(2.6)
Settlements	—	—	(6.6)
Balance as of December 31,	$16.9	$3.7	$10.6

The Company had approximately $16.9 of total gross unrecognized tax benefits as of December 31, 2012. Of this total, $18.3 (including interest, penalties and net of the federal benefit on state issues) represents the amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in any future periods.

During 2012, the Company made corrections in the 2011 consolidated balance sheet for errors primarily related to the classification of deferred tax balances. These corrections resulted in (a) a $528.6 gross-up of “Deferred income tax assets - noncurrent” and “Deferred income tax liabilities - noncurrent” related to an incorrect application of the jurisdictional tax netting accounting requirements in 2011 and (b) a $36.9 correction in classification from “Deferred income tax assets - current” to “Other current assets” resulting from the tax effect on profits in inventory relating to intercompany sales.

The Company determined that the cumulative impact of recording the corrections described above were not material, either individually or in aggregate, to any prior years. However, if uncorrected, the comparability of prior periods to 2012 would be impacted. Accordingly, the Company has revised its 2011 consolidated balance sheet.

The impact of the corrections to the Company's consolidated balance sheet as of December 31, 2011 was as follows:

	Previously Reported	Adjustments	Revised

Consolidated Balance Sheet
Deferred income tax assets - current	$135.6	$(36.9)	$98.7
Other current assets	111.8	36.9	148.7
Deferred income tax assets - noncurrent	529.4	528.6	1,058.0
Deferred income tax liabilities - noncurrent	1.6	528.6	530.2

In addition, the effect of the classification change between “Deferred income tax assets - current” and “Other current assets” impacted certain line items within the operating activities section of the consolidated statements of cash flows. The consolidated statements of cash flows have been revised as follows:

	Year ended December 31, 2010
	Previously Reported	Adjustments	Revised

Consolidated Statements of Cash Flows
Changes in deferred taxes, net	$151.9	$5.2	$157.1
Changes in other operating assets and liabilities	(5.7)	(5.2)	(10.9)

	Year ended December 31, 2011
	Previously Reported	Adjustments	Revised

Consolidated Statements of Cash Flows
Changes in deferred taxes, net	$283.8	$(11.9)	$271.9
Changes in other operating assets and liabilities	60.1	11.9	72.0

NOTE 9 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into derivative financial instruments based on analysis of specific and known economic exposures. The Company's policy prohibits holding or issuing derivative financial instruments for trading or speculative purposes. The types of instruments typically used are forward contracts, but may also include option combinations and purchased option contracts.

Cash Flow Hedges

The Company uses forward contracts and options to hedge the exposure to changes in the price of commodities, primarily natural gas. Net unrealized gains and losses on these contracts are recorded as a component of “Accumulated other comprehensive loss” in the Company's consolidated balance sheets and are reclassified into earnings in the same period during which the underlying hedged item impacts earnings. As of December 31, 2012, the Company had outstanding commodity forward contracts to hedge forecasted purchases of 4.6 million mmbtu of natural gas. The forward contracts outstanding at December 31, 2012 hedge forecasted transactions expected to occur within the next 21 months.

Gains or losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of hedge effectiveness are recognized in current earnings and were not material for the periods ended December 31, 2012, 2011 and 2010.

Economic Hedges

Derivative financial instruments used to hedge the economic exposure to foreign currency fluctuations associated with certain monetary assets and liabilities are not designated as hedging instruments. Changes in the fair value of these items are recorded in earnings to offset the foreign exchange gains and losses of the monetary assets and liabilities. As of December 31, 2012, the total notional amount of the Company's non-designated foreign currency fair value hedges was $968.6, expressed as U.S. dollars.

Financial Statement Impact

The impacts of derivative financial instruments on the Company's consolidated balance sheets and income statements are:

	December 31, 2012	December 31, 2011

Derivative asset	$6.7	$4.2
Derivative liability	(9.6)	(9.9)
Gain/(loss) in AOCI[1]	(5.6)	(12.1)

	Years ended December 31,
	2012	2011	2010

Gain/(loss) in income	$(16.1)	$(2.3)	$(12.5)
Gain/(loss) in OCI[2]	6.5	(3.1)	6.6

1Accumulated Other Comprehensive Income/(Loss) ("AOCI")
2Other Comprehensive Income/(Loss) ("OCI")

Net losses expected to be reclassified from AOCI into the income statement in the next 12 months were $4.7 as of December 31, 2012.

Derivative options held by the Company as of December 31, 2012 were valued using observable market inputs and the Black-Scholes model. Forward contracts were also valued using observable market inputs. The inputs used in valuation were considered Level 2 because the inputs are readily observable for the derivative asset or liability.

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

The Company accounts for its investment in these entities under the equity method of accounting. The Company's maximum exposure to loss as a result of its involvement with these variable interest entities is determined to be the carrying value of the investment in these entities plus the maximum amount of potential future payments under the Company's guarantees of nonconsolidated subsidiaries' debt. As of December 31, 2012, the maximum exposure to loss was $214.7.

NOTE 11 - PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows:

	Estimated Useful	December 31,
	Life (Years)	2012	2011
Land	—	$220.4	$227.2
Land improvements	11-20	398.4	375.7
Buildings	18-33	2,307.2	2,184.1
Machinery and equipment	3-25	7,852.3	7,567.0
Construction-in-progress	—	1,708.0	1,649.9
Total property, plant and equipment		$12,486.3	$12,003.9
Accumulated depreciation		(4,933.2)	(4,623.6)
Net property, plant and equipment		$7,553.1	$7,380.3

The Company recorded depreciation expense of $391.5, $357.2 and $291.7 for the years ended December 31, 2012, 2011 and 2010, respectively.

The amount of interest capitalized as a component of the cost of capital assets constructed for the years ended December 31, 2012, 2011 and 2010 was $94.5, $68.9 and $71.2, respectively.

NOTE 12 - GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2012 and 2011, the Company had gross goodwill of $68.7 and $68.1, respectively. Changes in the carrying amount of goodwill related primarily to currency translation. The gross and net amounts of intangible assets, excluding goodwill, were as follows:

	December 31, 2012
	Gross	Accumulated	Net
	Carrying Amount	Amortization	Carrying Amount
Patents and licenses	$11.2	$(3.6)	$7.6
Completed technology	18.5	(14.1)	4.4
Electricity contract	35.3	(10.3)	25.0
Land use rights	23.3	(3.6)	19.7
Other	61.0	(33.9)	27.1
Total	$149.3	$(65.5)	$83.8

	December 31, 2011
	Gross	Accumulated	Net
	Carrying Amount	Amortization	Carrying Amount
Patents and licenses	$12.1	$(3.4)	$8.7
Completed technology	20.7	(15.1)	5.6
Electricity contract	35.3	(7.1)	28.2
Land use rights	23.3	(3.1)	20.2
Other	65.1	(35.7)	29.4
Total	$156.5	$(64.4)	$92.1

The Company recorded amortization expense related to these intangible assets of $7.1, $10.1 and $9.6 for the years ended December 31, 2012, 2011 and 2010, respectively. The estimated aggregate amortization expense to be recorded in each of the next five years is as follows: 2013 - $6.7, 2014 - $6.4, 2015 - $6.3, 2016 - $6.3, 2017 - $6.3.

NOTE 13 - NOTES PAYABLE, CREDIT FACILITIES AND GUARANTEES

Short-Term Borrowings

The Company had outstanding short-term debt of $71.6 and $134.7 in Asia as of December 31, 2012 and 2011, respectively. The borrowings in Asia were primarily denominated in Renminbi with an interest rate generally set by the People's Bank of China at the time of borrowing. The weighted average interest rate for the outstanding short-term borrowings was 5.4% as of December 31, 2012. Since the interest rates for the borrowing in Asia are reset regularly based on market conditions, management believes the carrying value of the debt approximates its fair value for these borrowings and would be classified as a Level 2 measurement due to use of valuation inputs based on similar liabilities in the market. The Company is in compliance with its debt covenants related to the short-term borrowings.

Amounts reflected in “Short-term borrowings and current maturities of long-term debt” in the consolidated balance sheets also contain current maturities of the long-term debt instruments disclosed below when repayment is due within the next 12 months, as well as other short term obligations. Such amounts were $137.5 and $196.2 as of December 31, 2012 and 2011, respectively.

Credit Facilities

In March 2011, the Company entered into a five-year $1,000.0 revolving credit facility agreement with various U.S. and foreign banks. The facility allows for borrowing in multiple currencies for working capital needs and general corporate purposes of the Company. Borrowings bear interest at a LIBOR-plus rate or an alternate rate based on LIBOR, the Prime Rate or the Federal Funds Effective rate plus various spreads based on the terms of the agreement. As of December 31, 2012, the Company had no outstanding balance on the facility.

In addition, the Company had unused and committed credit facilities with various U.S. and foreign banks totaling $188.4 and $183.4 at December 31, 2012 and 2011, respectively. These credit facilities may require the payment of commitment fees. The Company intends to renew these facilities at their respective maturities. These facilities are available to support working capital requirements.

Long-Term Debt

Long-term debt consisted of the following:

	Years Ended December 31,
	2012	Rates	2011	Rates
Long-term debt
Variable rate notes due 2013-2014	$198.1	6.0%	$821.3	5.8-6.1%
Variable rate notes due 2012-2015	—	—%	26.9	5.2%
Fixed rate notes due 2018	350.0	4.1%	350.0	4.1%
Variable rate bonds due 2019	3.7	0.3%	3.7	0.3%
Fixed rate notes due 2021	350.0	4.8%	350.0	4.8%
Other obligations and capital leases	79.3	3.5-9.0%	83.2	3.5-9.0%
Total long-term debt	$981.1		$1,635.1
Less current maturities of long-term debt	137.5		195.2
Total long-term debt due after one year	$843.6		$1,439.9

In March 2011, the Company issued senior unsecured fixed rate notes at par with an aggregate principal amount of $700.0, including $350.0 of 4.1% Series A Notes due March 2018 and $350.0 of 4.8% Series B notes due March 2021. Valuation of the senior notes is conducted on a quarterly basis using the benchmark risk-free interest rate with a credit spread based on comparable companies with similar credit risk profiles and considering business-specific risks. Because the fixed rate notes were valued using inputs based on similar liabilities observed in the market, the Company's fixed rate notes were classified as a Level 2 measurement. As of December 31, 2012, the fair values of Series A Notes and Series B Notes were $376.1 and $390.5, respectively.

In August 2010, a wholly owned subsidiary of the Company entered into a secured term loan with a bank in China. The amount of the loan was 193.5 Renminbi ($30.8 U.S. dollars) and permitted borrowing in Renminbi only. The subsidiary had $26.9 outstanding under the loan as of December 31, 2011. The full amount was repaid as of December 31, 2012.

In October 2009, a majority owned subsidiary of the Company entered into an unsecured term loan facility with a syndicate of commercial banks in China. The amount of the facility was 1.6 billion Renminbi ($254.6 U.S. dollars) and permits borrowing in Renminbi only. As of December 31, 2011 the subsidiary had $228.5 outstanding under the facility. The full amount was repaid as of December 31, 2012. No further borrowings are available under this facility.

In April 2009, a majority owned subsidiary of the Company entered into an unsecured five-year term loan facility with a syndicate of commercial banks in China. The amount of the facility was 4.2 billion Renminbi ($668.2 U.S. dollars). The facility permits borrowing in U.S. dollars and Renminbi with required repayments commencing two years after the drawdown date. The subsidiary had $198.1 and $592.8 outstanding under the facility as of December 31, 2012 and 2011, respectively. Repayment began in April 2011 with various amounts due each year through April 2014. No further borrowings are available under this facility.

Since the interest rates for the borrowings in China are reset regularly based on market conditions, management believes the carrying value of the debt approximates the fair value of these borrowings and were classified as a Level 2 measurement due to use of valuation inputs based on similar liabilities in the market.

The Company and its subsidiaries are in compliance with its debt covenants, including leverage ratios and interest coverage ratios.

Annual aggregate maturities of the long-term debt of the Company are: 2013 - $137.5, 2014 - $72.2, 2015 - $5.5, 2016 - $4.6, and $761.3 for 2017 and beyond.

Cash paid for interest during the year ended December 31, 2012, 2011 and 2010 was $95.4, $91.8 and $66.8, respectively.

Sales of Receivables

The Company maintains an accounts receivable facility with a bank in Japan. The discount rate under this facility is the equivalent of TIBOR plus 0.25%. The Company sold receivables in the amount of $179.8 and $322.3 to this bank in exchange for cash proceeds of $179.8 and $322.1 during the years ended December 31, 2012 and 2011, respectively. Under the facility, the Company continues to collect the receivables from the customer but retains no interest in the receivables. The facility agreement does not permit the Company to transfer the receivables to any other institution and the Company is not permitted to repurchase the transferred receivables. The transfer of receivables provides additional liquidity to the Company. The counterparty for the receivables facility is a financial institution that specializes in receivables securitization transactions and is financed through the issuance of commercial paper.

Additionally, the Company has access to a short term borrowing facility securitized by receivables in the U.S. which expires in October 2013. As of December 31, 2012 and 2011, there were no outstanding amounts under this facility. The arrangement was amended in January 2013 to eliminate the payment of commitment fees and to change the interest rate under this facility from commercial paper pool rates to LIBOR. The facility agreement does not permit the Company to transfer the receivables to any other institution and the Company is not permitted to repurchase the transferred receivables.

Guarantees and Letters of Credit

Guarantees arise in the normal course of business from relationships with customers, employees and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. Non-performance under a contract by the guaranteed party triggers the obligation of the Company. The Company maintained agreements to guarantee the debt of certain nonconsolidated affiliates. The maximum amount of potential future payments under these guarantees was $67.6 as of December 31, 2012. The obligations under these guarantees are due to be repaid by February 2019. The Company does not expect to be required to make any payments related to these agreements and no liability has been recorded in the Company's consolidated balance sheets as of December 31, 2012 and 2011. The Company's potential obligation under other guarantees was not material to the consolidated financial statements.

The Company had outstanding letters of credit of $32.6 and $27.1 at December 31, 2012 and 2011, respectively.

NOTE 14 - DEFERRED REVENUE

The Company has historically entered into long-term product sales agreements with certain customers. Under certain agreements, customers are obligated to purchase minimum quantities of product and make specified payments. Most of these product sales agreements extend over various periods and prior to 2012 the revenue associated with the agreements had been recognized using the average sales price over the life of the agreements. Under the average price methodology, differences between amounts invoiced to customers under the agreements and amounts recognized using the average price methodology were reported as deferred revenue in the consolidated balance sheets. After a series of amendments to the agreements in 2012, the Company concluded that future sales prices were no longer fixed and determinable and discontinued the use of the average price methodology. For the year ended December 31, 2012 and periods thereafter, the revenue associated with these product sales agreements is recognized using invoice-based pricing with a ratable recognition of existing deferred revenue amounts.

Under certain agreements, customers were required to make initial non-refundable advanced cash payments. During the years ended December 31, 2012 and 2011, advanced payments of $95.3 and $588.0, respectively, were received by the Company. The Company expects to receive advanced payments of $111.2 in the next twelve months. Advanced cash payments received are recorded as deferred revenue and are typically applied ratably on a per kilogram basis as products are shipped over the life of the agreements. Modification to terms of the agreements may alter the timing of future advanced payments receipts or their application to future purchases. In the event that certain product delivery timelines are not met, subject to specific conditions outlined in the agreements, customers may be entitled to damages up to the amount of the advanced cash payments. The advanced payments received are reported as cash flows from operating activities in the consolidated statements of cash flows.

Total deferred revenue reflected in “Current deferred revenue” and “Deferred revenue” in the consolidated balance sheets as of December 31, 2012 and 2011, was $3,572.3 and $3,632.7, respectively. Current deferred revenue of $120.2 and $336.5 was recorded in the consolidated balance sheets as of December 31, 2012 and 2011, respectively. As of December 31, 2012, the current portion was determined based on the Company's estimate of advanced payments to be applied to customer purchases in the next 12 months. For the period ended December 31, 2011, the current portion was determined based upon application of advanced payments to customer purchases as stipulated by the underlying agreements. Due to changes in customer agreements resulting from the uncertainty surrounding the polycrystalline silicon market discussed in Note 3, this methodology was discontinued.

In August 2012, the Company resolved a contract dispute related to certain long-term sales agreements. The resolution was mainly comprised of a cash payment of $18.5, which was received by the Company in September 2012, and recognition of previously recorded deferred revenue of $24.7. The Company has no remaining obligation to perform under the agreements. The pre-tax impact of the resolution was reflected in “Gains on long-term sales agreements” within the consolidated statement of income. After income taxes and amounts attributable to noncontrolling interests, net income attributable to the Company for the year ended December 31, 2012 increased by $19.7.

In December 2011, the Company resolved a contract dispute related to certain long-term sales agreements. The resolution was mainly comprised of a cash payment of $195.2, which was received by the Company in January 2012, and recognition of previously recorded deferred revenue of $229.9. The Company has no remaining obligation to perform under the agreements. The pre-tax impact of the resolution was reflected in “Gains on long-term sales agreements” within the consolidated statement of income. After income taxes and amounts attributable to noncontrolling interests, net income attributable to the Company for the year ended December 31, 2011 increased by $182.9.

NOTE 15 - PENSION AND OTHER POSTRETIREMENT BENEFITS

Defined Benefit Pension Plans

The Company maintains defined benefit employee retirement plans covering most domestic and certain non-U.S. employees. The components of net periodic benefit cost for the Company's U.S. and non-U.S. plans were as follows:

	U.S. Plans			Non-U.S. Plans			Total
Years Ended December 31,	2012	2011	2010	2012	2011	2010	2012	2011	2010
Net Periodic Benefit Cost
Service cost	$63.3	$44.3	$38.0	$26.1	$23.7	$21.7	$89.4	$68.0	$59.7
Interest cost on projected benefit obligations	85.1	87.2	86.4	33.5	34.3	32.7	118.6	121.5	119.1
Expected return on plan assets	(74.5)	(61.3)	(67.4)	(30.8)	(33.2)	(33.1)	(105.3)	(94.5)	(100.5)
Amortization of net prior service costs	2.7	2.8	2.8	1.4	0.9	0.9	4.1	3.7	3.7
Amortization of net losses	65.9	48.5	37.7	12.2	7.0	7.0	78.1	55.5	44.7
Other adjustments	—	—	—	—	0.7	0.5	—	0.7	0.5
Total	$142.5	$121.5	$97.5	$42.4	$33.4	$29.7	$184.9	$154.9	$127.2

Other changes in plan assets and benefit obligations that were recognized in or reclassified from other comprehensive income as of December 31 were as follows:

	U.S. Plans		Non-U.S. Plans		Total
	2012	2011	2012	2011	2012	2011

Amortization of net prior service costs	$(2.7)	$(2.8)	$(0.8)	$(0.6)	$(3.5)	$(3.4)
Amortization of net losses or settlement recognition	(65.9)	(48.5)	(12.1)	(7.0)	(78.0)	(55.5)
Net loss (gain) arising during the year	(25.5)	331.5	(11.8)	92.9	(37.3)	424.4
Total	$(94.1)	$280.2	$(24.7)	$85.3	$(118.8)	$365.5

The Company's defined benefit employee retirement plans have a measurement date of December 31 of the applicable year. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit plans with accumulated benefit obligations in excess of plan assets as of December 31 were as follows:

	U.S. Plans		Non-U.S. Plans		Total
	2012	2011	2012	2011	2012	2011

Projected benefit obligation	$2,136.3	$2,026.2	$711.0	$676.4	$2,847.3	$2,702.6
Accumulated benefit obligation	1,769.8	1,655.0	644.9	598.4	2,414.7	2,253.4
Fair value of plan assets	1,310.8	1,133.3	492.5	426.1	1,803.3	1,559.4

The reconciliation of beginning and ending balances of the projected benefit obligation, beginning and ending balances of the fair value of plan assets and the funded status of the plans as of December 31 was as follows:

	U.S. Plans		Non-U.S. Plans		Total
	2012	2011	2012	2011	2012	2011
Change in benefit obligation
Projected benefit obligation,
beginning of year	$2,026.2	$1,632.6	$769.9	$681.6	$2,796.1	$2,314.2
Service cost	63.3	44.3	26.1	23.7	89.4	68.0
Interest cost	85.1	87.2	33.5	34.3	118.6	121.5
Actuarial (gains) losses	43.4	342.6	13.8	63.1	57.2	405.7
Foreign currency exchange
rate changes	—	—	21.4	(5.4)	21.4	(5.4)
Benefits paid and settlements	(81.7)	(80.5)	(31.0)	(27.4)	(112.7)	(107.9)
Projected benefit obligation, end of year	$2,136.3	$2,026.2	$833.7	$769.9	$2,970.0	$2,796.1

Fair value of plan assets
Fair value of plan assets,
beginning of year	$1,133.3	$986.4	$497.5	$492.9	$1,630.8	$1,479.3
Actual return on plan assets	143.4	72.5	56.3	0.6	199.7	73.1
Foreign currency exchange
rate changes	—	—	22.5	(3.8)	22.5	(3.8)
Employer contributions	115.9	154.9	34.0	35.2	149.9	190.1
Benefits paid and settlements	(81.7)	(80.5)	(31.0)	(27.4)	(112.7)	(107.9)
Fair value of plan assets, end of year	$1,310.9	$1,133.3	$579.3	$497.5	$1,890.2	$1,630.8

Funded status of plans	$(825.4)	$(892.9)	$(254.4)	$(272.4)	$(1,079.8)	$(1,165.3)
Accumulated benefit obligation	1,769.8	1,655.0	714.3	658.4	2,484.1	2,313.4

The assets by category and fair value level of the U.S and non-U.S. defined benefit employee retirement plans were as follows:

	December 31, 2012
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$4.9	$—	$—	$4.9
Equity securities	165.7	3.0	—	168.7
Corporate debt securities	0.1	355.4	—	355.5
U.S. government debt securities	—	248.5	—	248.5
U.S. government guaranteed mortgage backed securities	—	9.1	—	9.1
Other governmental debt securities	0.8	93.1	—	93.9
Investment funds	41.6	963.9	0.3	1,005.8
Other	—	3.8	—	3.8
Total	$213.1	$1,676.8	$0.3	$1,890.2

	December 31, 2011
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$9.2	$—	$—	$9.2
Equity securities	151.2	2.7	0.4	154.3
Corporate debt securities	—	260.1	—	260.1
U.S. government debt securities	0.1	223.2	—	223.3
U.S. government guaranteed mortgage backed securities	—	12.0	—	12.0
Other governmental debt securities	0.6	52.9	—	53.5
Investment funds	39.9	874.0	0.3	914.2
Other	—	4.2	—	4.2
Total	$201.0	$1,429.1	$0.7	$1,630.8

The changes in fair value of Level 3 assets for the year ended December 31, 2012 were as follows:

Beginning balance, January 1, 2012	$0.7
Actual return on assets	—
Purchases	—
Sales	(0.4)
Ending value, December 31, 2012	$0.3

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

Amounts recorded in the consolidated balance sheets as of December 31 were as follows:

	U.S. Plans		Non-U.S. Plans		Total
	2012	2011	2012	2011	2012	2011

Current benefit liabilities	$(5.1)	$(5.0)	$(3.2)	$(4.3)	$(8.3)	$(9.3)
Noncurrent benefit liabilities	(820.3)	(887.9)	(251.2)	(268.1)	(1,071.5)	(1,156.0)
Total recognized liabilities	$(825.4)	$(892.9)	$(254.4)	$(272.4)	$(1,079.8)	$(1,165.3)

Amounts recognized in accumulated
other comprehensive loss (pre-tax)
Prior service cost	13	15.7	8.2	10.2	21.2	25.9
Net loss	978.6	1,070.0	218.6	236.6	1,197.2	1,306.6
Accumulated other comprehensive loss	$991.6	$1,085.7	$226.8	$246.8	$1,218.4	$1,332.5

The Company expects to recognize $71.9 of net loss and $3.4 of net prior service cost as a component of net periodic pension cost in 2013 for its defined benefit pension plans.

The expected return on plan assets is a long-term assumption based on projected returns for assets and the approved asset allocations of the plan.  For the purpose of pension expense recognition, the Company uses a market-related value of assets that amortizes the difference between the expected return and the actual return on plan assets over a three-year period.  The Company had approximately $49.7 of net unrecognized asset losses associated with its U.S. pension plans as of December 31, 2012 that will be recognized in the calculation of the market-related value of assets and subject to amortization in future periods.

For the United States defined benefit plan, as of December 31, 2012, the fair value of plan assets included 35% of equity securities and 65% of debt securities. The plan targets an asset allocation of 40% equity securities and 60% debt securities. The plan's expected long-term rate of return is determined by the asset allocation and expected future rates of return on equity and fixed income securities.

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

The Company's funding policy is to contribute to defined benefit plans when pension laws and economics either require or encourage funding. Contributions of approximately $115.2 are planned for the U.S. plans in 2013. Contributions of approximately $34.4 are planned for non-U.S. plans in 2013.

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

	Benefit Obligations at December 31,
	U.S. Plans		Non-U.S. Plans		Total
	2012	2011	2012	2011	2012	2011

Discount rate	4.0%	4.3%	3.8%	4.3%	3.9%	4.3%
Rate of increase in future
compensation levels	4.3%	4.8%	3.7%	4.1%	4.1%	4.6%

	Net Periodic Pension Cost for the Years Ended December 31,
	U.S. Plans		Non-U.S. Plans		Total
	2012	2011	2012	2011	2012	2011

Discount rate	4.3%	5.5%	4.4%	4.9%	4.3%	5.2%
Rate of increase in future
compensation levels	4.8%	4.8%	4.2%	4.3%	4.6%	4.6%
Expected long-term rate of
return on plan assets	6.6%	6.4%	5.9%	6.5%	6.4%	6.4%

The Company uses the Citigroup Pension Discount Curve and matches points along the curve to the estimated future benefit payments of the U.S. defined benefit plans to arrive at an effective discount rate. The discount rates for non-U.S. defined benefit plans are based on benchmark rate indices specific to the respective countries and durations similar to those of the plans' liabilities.

The Company expects to pay benefits under its defined benefit plans in future periods as detailed in the following table. The expected benefits have been estimated based on the same assumptions used to measure the Company's benefit obligation as of December 31, 2012 and include benefits attributable to future employee service.

	Estimated Future Benefit Payments
	U.S. Plans	Non-U.S. Plans	Total

2013	81.8	24.1	105.9
2014	83.1	23.7	106.8
2015	85.2	29.3	114.5
2016	87.6	29.3	116.9
2017	90.8	33.6	124.4
2018-2022	521.5	205.3	726.8

Other Postretirement Plans

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for most retired employees, primarily in the U.S. The cost of providing these benefits to retirees outside the U.S. is not significant. Net periodic postretirement benefit cost included the following components:

	Years Ended December 31,
	2012	2011	2010
Net Periodic Postretirement Benefit Cost
Service cost	$5.9	$5.1	$4.5
Interest cost	14.2	15.8	16.3
Amortization of prior service credits	(4.7)	(6.6)	(6.8)
Amortization of actuarial losses	7.4	5.4	4.6
Total	$22.8	$19.7	$18.6

Other changes in benefit obligations that were recognized in or reclassified from other comprehensive income included:

	Years Ended December 31,
	2012	2011
Amortization of prior service costs	$4.7	$6.6
Amortization of loss	(7.4)	(5.4)
Net loss arising during the year	13.5	32.7
Total	$10.8	$33.9

The reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation was as follows:

	December 31,
	2012	2011
Accumulated postretirement benefit obligation
Accrued postretirement benefit obligation at beginning of year	$345.8	$310.9
Service cost	5.9	5.1
Interest cost	14.2	15.8
Actuarial loss	13.5	32.7
Benefits paid	(16.5)	(18.7)
Accumulated postretirement benefit obligation at end of year	$362.9	$345.8

Funded status of plans	$(362.9)	$(345.8)

Amounts recognized in the consolidated balance sheets
Current benefit liabilities	$(19.7)	$(20.0)
Noncurrent benefit liabilities	(343.2)	(325.8)
Total recognized liabilities	$(362.9)	$(345.8)

Amounts recognized in accumulated other comprehensive loss (pre-tax)
Prior service credit	(5.2)	(9.9)
Net loss	135.9	129.8
Accumulated other comprehensive loss	$130.7	$119.9

The Company expects to recognize $8.6 of net loss and $1.6 of net prior service credit as a component of net periodic postretirement benefit cost in 2013.

The health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.4% in 2012 and was assumed to decrease gradually to 5.0% in 2033 and remain at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported, but is offset by plan provisions that limit the Company's share of the total postretirement health care benefits cost for the vast majority of participants. The Company's portion of the total annual health care benefits cost is capped at specified dollar amounts for participants who retired in 1994 or later and such limits are expected to be reached in all subsequent years. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation by 2.5% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2012 by 1.4%. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation by 1.9% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2012 by 1.2%.

The discount rate used in determining the accumulated postretirement benefit obligation was 3.8% and 4.3% at December 31, 2012 and 2011, respectively. The Company uses the Citigroup Pension Discount Curve and matches points along the curve to the estimated future benefit payments of the U.S. postretirement health care benefit plans to arrive at an effective discount rate.

The Company funds most of the cost of the postretirement health care and life insurance benefits as incurred. Benefit payments to retirees were $16.6 for the year ended December 31, 2012. Reimbursements received under Medicare Part D were $1.5 for the year ended December 31, 2012. The Company expects to pay future benefits under its postretirement health care and life insurance benefit plans and expects to receive reimbursements from annual Medicare Part D subsidy as detailed in the following table. The expected payments have been estimated based on the same assumptions used to measure the Company's postretirement benefit obligations as of December 31, 2012.

	Estimated	Estimated
	Postretirement Benefit	Medicare
	Payments	Subsidies

2013	20.0	1.8
2014	20.1	2.0
2015	20.4	2.1
2016	20.6	2.3
2017	20.8	2.6
2018-2022	107.0	16.9

Defined Contribution Plans

The Company has various defined contribution and savings plans covering certain employees. The Company made matching contributions under defined contribution plans of $19.5, $22.9 and $20.6 for the years ended December 31, 2012, 2011 and 2010. The U.S. plan is the largest of the defined contribution and savings plans maintained by the Company. Employer matching contributions for the U.S. defined contribution plan for the year ended December 31, 2012 were $16.0. The Company expects to make additional contributions of $19.5 to all defined contribution plans during 2013.

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE LOSS

A summary of the components of accumulated other comprehensive loss was as follows:

	Foreign currency translation adjustment	Unrealized net gain (loss) on available for sale securities	Net gain (loss) on cash flow hedges	Unamortized pension losses and prior service costs	Accumulated other comprehensive income (loss)
Balance at December 31, 2009	$204.8	$(15.6)	$(9.8)	$(617.6)	$(438.2)
Foreign currency translation adjustments	12.6				12.6
Unrealized net loss on available for sale securities		(12.3)			(12.3)
Net gain on cash flow hedges [1]			4.2		4.2
Pension and other postretirement benefit adjustments [2]				(42.3)	(42.3)
Balance at December 31, 2010	$217.4	$(27.9)	$(5.6)	$(659.9)	$(476.0)

Foreign currency translation adjustments	10.7				10.7
Unrealized net gain on available for sale securities		12.4			12.4
Net loss on cash flow hedges [1]			(2.0)		(2.0)
Pension and other postretirement benefit adjustments [2]				(262.4)	(262.4)
Balance at December 31, 2011	$228.1	$(15.5)	$(7.6)	$(922.3)	$(717.3)

Foreign currency translation adjustments	(10.6)				(10.6)
Unrealized net gain on available for sale securities		17.5			17.5
Net gain on cash flow hedges [1]			4.1		4.1
Pension and other postretirement benefit adjustments [2]				69.7	69.7
Balance at December 31, 2012	$217.5	$2.0	$(3.5)	$(852.6)	$(636.6)

1Net of tax effect of $(2.4) in 2012, $1.1 in 2011 and $(2.4) in 2010. Tax effects of losses arising during the period and reclassification for gains included in income are included in the table below.
2Net of tax effect of $(37.9) in 2012, $136.3 in 2011 and $33.1 in 2010. Tax effects of losses and gains arising during the period and amortization in net income are included in the table below.

	Years Ended December 31,
	2012	2011	2010
Net gain (loss) on cash flow hedges:
Loss arising during the period	$1.0	$3.3	$3.3
Less: reclassification for gain included in income	(3.4)	(2.2)	(5.7)
Net unrealized (loss) gain on cash flow hedges	(2.4)	1.1	(2.4)

Defined benefit plan adjustments:
Net (loss) gain arising during the period	(8.3)	156.0	53.3
Less: amortization of pension adjustments in net income	(29.6)	(19.7)	(20.2)
Defined benefit plans, net	(37.9)	136.3	33.1

Total tax (expense) benefit	$(40.3)	$137.4	$30.7

NOTE 17 - COMMITMENTS AND CONTINGENCIES

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

Funding the Settlement and Litigation Facilities

The Company has an obligation to fund the Settlement Facility and the Litigation Facility (collectively, the “Facilities”) over a 16-year period, commencing at the Effective Date. The Company anticipates that it will be able to meet its remaining payment obligations to the Facilities utilizing cash flow from operations, insurance proceeds and/or prospective borrowings. If the Company is unable to meet its remaining obligations to fund the Facilities, the Company will also have access to a ten-year unsecured revolving credit commitment, established by Dow Chemical and Corning, in an original maximum aggregate amount of $300.0. Beginning June 1, 2009, the amount available decreases by $50.0 per year and will fully expire June 1, 2014. As of December 31, 2012 the maximum aggregate amount available to the Company under this revolving credit commitment was $100.0. As of December 31, 2012, the Company had not drawn any amounts against the revolving credit commitment.

Funds are paid by the Company (a) to the Settlement Facility with respect to products liability claims, as such claims are processed and allowed by the Settlement Facility and (b) via the Settlement Facility with respect to products liability claims processed through the Litigation Facility, as such claims are resolved. Insurance settlements are paid by the Company directly to the Settlement Facility or by the Company's insurers on behalf of the Company. The amount of funds paid by or on behalf of the Company is subject to annual and aggregate funding limits. The Company has made payments of $1,709.0 to the Settlement Facility through December 31, 2012.

In accordance with the Joint Plan of Reorganization, and subject to the annual and aggregate funding limits, future payments to the Settlement Facility will be made on a periodic basis as necessary to preserve the liquidity of the Settlement Facility until such payment obligations cease as provided for in the Plan. Based on these funding agreements, the recorded liability is adjusted to maintain the present value of $2.35 billion determined as of the Effective Date using a discount rate of 7% (“Time Value Adjustments”). The Company has made early payments to the Settlement Facility in advance of their due dates and has recognized Time Value Adjustments for certain of those early payments consisting primarily of insurance proceeds. The actual amounts payable and the timing of payments by the Company to the Settlement Facility are uncertain and will be affected by, among other things, the rate at which claims are resolved by the Facilities, the rate at which insurance proceeds are received by the Company from its insurers, the timing of     premium payments, if any, to claimants, and the degree to which Time Value Adjustments are recognized.

As of December 31, 2012 and 2011, the Company's “Implant reserve” recorded in the consolidated balance sheets was $1,609.4 and $1,595.2, respectively. These amounts reflect the Company's estimated remaining obligation to fund the resolution of breast implant and other medical device claims pursuant to the Company's Joint Plan of Reorganization and other breast implant litigation related matters.

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

Insurance Allocation Agreement between the Company and Dow Chemical

A number of the products liability insurance policies relevant to claims against the Company name the Company and Dow Chemical as co-insureds (the “Shared Insurance Assets”). In order to resolve issues related to the amount of the Shared Insurance Assets that would be available to the Company for resolution of its products liability claims, the Company and Dow Chemical entered into an insurance allocation agreement. Under this agreement, 25% of certain of the Shared Insurance Assets were paid by the Company to Dow Chemical subsequent to the Effective Date. The maximum amount payable under the agreement was $285.0. As of December 31, 2012, $282.9 had been paid to Dow Chemical and $2.1 was reflected in “Other noncurrent liabilities.”

In accordance with the agreement, a portion of any such amounts paid to Dow Chemical, to the extent not offset by certain qualifying product liability claims paid by Dow Chemical, will be paid over to the Company after the expiration of a 17.5-year period commencing on the Effective Date. As of December 31, 2012, Dow Chemical had given notice to the Company that it has thus far incurred $165.7 of potentially qualifying claims.

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

In July 2006, the U.S. Court of Appeals for the Sixth Circuit concluded that there is a general presumption that contractually specified default interest should be paid by a solvent debtor to unsecured creditors (the “Interest Rate Presumption”) and permitting the Company's Commercial Creditors to recover fees, costs and expenses where allowed by relevant loan agreements and state law. The matter was remanded to the U.S. District Court for the Eastern District of Michigan for further proceedings, including rulings on the facts surrounding specific claims and consideration of any equitable factors that would preclude the application of the Interest Rate Presumption.

As of December 31, 2012, the Company has paid approximately $1.5 billion to the Commercial Creditors, representing principal and the Undisputed Portion. As of December 31, 2012, the Company has estimated its liability payable to the Commercial Creditors to be within a range of $89.8 to $294.2. However, no single amount within the range appears to be a better estimate than any other amount within the range. Therefore, the Company has recorded the minimum liability within the range. As of December 31, 2012 and 2011, the amount of interest included in “Accrued interest” recorded in the consolidated balance sheets related to the Company's potential obligation to pay additional interest to its Commercial Creditors in the Chapter 11 Proceeding was $88.3 and $84.0, respectively. The actual amount of interest that will be paid to these creditors is uncertain and will ultimately be resolved through continued proceedings in the District Court.

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

Environmental Matters

The Company was previously advised by the United States Environmental Protection Agency (“EPA”) or by similar state and non-U.S. national regulatory agencies that the Company, together with others, is a Potentially Responsible Party (“PRP”) with respect to a portion of the cleanup costs and other related matters involving a number of waste disposal sites. Management believes that there are 25 sites at which the Company may have some liability, although management expects to settle the Company's liability for 10 of these sites for amounts that are not material.

Based upon preliminary estimates by the EPA or the PRP groups formed with respect to these sites, the aggregate liabilities for all PRP's at those sites at which management believes the Company may have more than a de minimis liability is $31.1. Management cannot estimate the aggregate liability for all PRP's at all of the sites at which management expects the Company has a de minimis liability. The Company records accruals for environmental matters when it is probable that a liability has been incurred and the Company's costs can be reasonably estimated. The amount accrued for environmental matters was $4.8 and $4.9 as of December 31, 2012 and 2011, respectively.

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

Other Regulatory Matters

Companies that manufacture and sell chemical products may experience risks under current or future laws and regulations which may result in significant costs and liabilities. The Company routinely conducts health, toxicological and environmental tests of its products. The Company cannot predict what future regulatory or other actions, if any, may be taken regarding the Company's products or the consequences of their production and sale. Such actions could result in significant losses, and there can be no assurance that significant losses would not be incurred. However, based on currently available information, the Company does not believe that any such actions would have a material adverse impact on the Company's financial statements.

Other Legal Matters

The Company is subject to various claims and lawsuits that arise during the normal course of business, including matters relating to commercial disputes, product liability, governmental regulation and other actions. With the exception of the possible effects of the China Trade Matters discussed in Note 3, the Company believes that the possibility is remote that resolution of all presently pending matters would have a material adverse impact on the Company's consolidated financial statements.

Leases

The Company leases certain real and personal property under agreements that generally require the Company to pay for maintenance, insurance and taxes. For the years ended December 31, 2012, 2011 and 2010 lease expense was $53.9, $55.9 and $51.8, respectively. The minimum future lease payments required under noncancellable operating leases at December 31, 2012 in the aggregate, are $184.7 including the following amounts due in each of the next five years: 2013 - $46.8, 2014 - $30.2, 2015 - $23.0, 2016 - $19.9 and 2017 - $16.9.

NOTE 18 - RELATED PARTY TRANSACTIONS

The Company has transactions in the normal course of business with its shareholders, Dow Chemical and Corning and their affiliates. The following tables summarize related party transactions and balances with the Company's shareholders:

	Years Ended December 31,
	2012	2011	2010
Sales to Dow Chemical	$6.9	$11.8	$14.4
Sales to Corning	23.3	22.3	19.3
Purchases from Dow Chemical	65.3	69.3	68.1

	December 31,
	2012	2011
Accounts receivable from Dow Chemical	$0.3	$0.5
Accounts receivable from Corning	1.0	1.2
Accounts payable to Dow Chemical	2.9	3.8

Amounts shown as payables to Dow Chemical exclude the balance owed under the insurance allocation agreement disclosed in Note 17. In addition, the Company has transactions in the normal course of business with nonconsolidated affiliates and noncontrolling shareholders. The following tables summarize related party transactions and balances with nonconsolidated affiliates and noncontrolling shareholders:

	Years Ended December 31,
	2012	2011	2010
Sales to nonconsolidated affiliates and noncontrolling shareholders	$612.4	$714.9	$483.9
Purchases from nonconsolidated affiliates and noncontrolling shareholders	268.8	328.2	275.9

	December 31,
	2012	2011
Accounts receivable from nonconsolidated affiliates and noncontrolling shareholders	$66.5	$78.0
Accounts payable to nonconsolidated affiliates and noncontrolling shareholders	9.9	13.5

In addition, the Company loans excess funds to Toray Industries, Inc., which is the noncontrolling shareholder of one of the Company's non-wholly owned consolidated subsidiaries. The amount of loans receivable at December 31, 2012 and 2011 was $39.6 and $92.2, respectively. These balances are included in “Notes and other receivables” in the consolidated balance sheets.

In November 2012, a majority owned subsidiary received a loan from the noncontrolling shareholder, Wacker Chemie AG. The loan bears interest at 4.5% and is due in November 2021. In December 2012, the majority owned subsidiary received an additional loan from Wacker Chemie AG, which also bears interest at 4.5% and is due in November 2020. The outstanding balance of these loans was 705.0 Renminbi ($112.2 U.S. dollars) at December 31, 2012. The loan balances are included in “Other noncurrent liabilities” in the consolidated balance sheets.