Form 10-Q
period 2013-03-31
DOW CHEMICAL CO /DE/
filed 2013-04-30
CIK 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2013

or

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☑ No

Outstanding at
Class	March 31, 2013
Common Stock, par value $2.50 per share	1,209,588,981 shares

The Dow Chemical Company
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2013

The Dow Chemical Company and Subsidiaries

FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report including, without limitation, “Management's Discussion and Analysis,” and “Risk Factors.” These forward-looking statements are generally identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (see Part II, Item 1A of this Form 10-Q and Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2012). The Dow Chemical Company undertakes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions, except per share amounts (Unaudited)	Mar 31, 2013	Mar 31, 2012
Net Sales	$14,383	$14,719
Cost of sales	11,707	12,285
Research and development expenses	435	405
Selling, general and administrative expenses	772	707
Amortization of intangibles	115	122
Restructuring charges	—	357
Equity in earnings of nonconsolidated affiliates	230	169
Sundry income (expense) - net	(32)	17
Interest income	8	6
Interest expense and amortization of debt discount	296	329
Income Before Income Taxes	1,264	706
Provision for income taxes	604	186
Net Income	660	520
Net income attributable to noncontrolling interests	25	23
Net Income Attributable to The Dow Chemical Company	635	497
Preferred stock dividends	85	85
Net Income Available for The Dow Chemical Company Common Stockholders	$550	$412

Per Common Share Data:
Earnings per common share - basic	$0.46	$0.35
Earnings per common share - diluted	$0.46	$0.35

Common stock dividends declared per share of common stock	$0.32	$0.25
Weighted-average common shares outstanding - basic	1,181.1	1,160.9
Weighted-average common shares outstanding - diluted	1,187.6	1,168.7

Depreciation	$505	$510
Capital Expenditures	$346	$402
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2013	Mar 31, 2012
Net Income	$660	$520
Other Comprehensive Income (Loss), Net of Tax
Net change in unrealized gains on investments	5	57
Translation adjustments	(352)	282
Adjustments to pension and other postretirement benefit plans	141	85
Net gains (losses) on cash flow hedging derivative instruments	28	(14)
Other comprehensive income (loss)	(178)	410
Comprehensive Income	482	930
Comprehensive income attributable to noncontrolling interests, net of tax	25	23
Comprehensive Income Attributable to The Dow Chemical Company	$457	$907
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Mar 31, 2013	Dec 31, 2012
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2013: $161; 2012: $146)	$3,514	$4,318
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2013: $122; 2012: $121)	5,478	5,074
Other	4,927	4,605
Inventories	9,335	8,476
Deferred income tax assets - current	645	877
Other current assets	349	334
Total current assets	24,248	23,684
Investments
Investment in nonconsolidated affiliates	3,810	4,121
Other investments (investments carried at fair value - 2013: $2,000; 2012: $2,061)	2,503	2,565
Noncurrent receivables	345	313
Total investments	6,658	6,999
Property
Property	54,144	54,366
Less accumulated depreciation	36,876	36,846
Net property (variable interest entities restricted - 2013: $2,615; 2012: $2,554)	17,268	17,520
Other Assets
Goodwill	12,695	12,739
Other intangible assets (net of accumulated amortization - 2013: $2,886; 2012: $2,785)	4,577	4,711
Deferred income tax assets - noncurrent	3,218	3,333
Asbestos-related insurance receivables - noncurrent	153	155
Deferred charges and other assets	487	464
Total other assets	21,130	21,402
Total Assets	$69,304	$69,605
Liabilities and Equity
Current Liabilities
Notes payable	$472	$396
Long-term debt due within one year	861	672
Accounts payable:
Trade	4,938	5,010
Other	2,223	2,327
Income taxes payable	487	251
Deferred income tax liabilities - current	95	95
Dividends payable	465	86
Accrued and other current liabilities	2,899	2,656
Total current liabilities	12,440	11,493
Long-Term Debt (variable interest entities nonrecourse - 2013: $1,485; 2012: $1,406)	18,753	19,919
Other Noncurrent Liabilities
Deferred income tax liabilities - noncurrent	775	837
Pension and other postretirement benefits - noncurrent	11,317	11,459
Asbestos-related liabilities - noncurrent	516	530
Other noncurrent obligations	3,360	3,353
Total other noncurrent liabilities	15,968	16,179
Redeemable Noncontrolling Interest	147	147
Stockholders’ Equity
Preferred stock, series A	4,000	4,000
Common stock	3,024	3,008
Additional paid-in capital	3,387	3,281
Retained earnings	18,662	18,495
Accumulated other comprehensive loss	(7,694)	(7,516)
Unearned ESOP shares	(381)	(391)
The Dow Chemical Company’s stockholders’ equity	20,998	20,877
Noncontrolling interests	998	990
Total equity	21,996	21,867
Total Liabilities and Equity	$69,304	$69,605
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
In millions (Unaudited)	Mar 31, 2013	Mar 31, 2012
Operating Activities
Net Income	$660	$520
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	668	679
Provision (credit) for deferred income tax	498	(158)
Earnings of nonconsolidated affiliates less than dividends received	293	316
Pension contributions	(224)	(380)
Net gain on sales of investments	(24)	(7)
Net (gain) loss on sales of property, businesses and consolidated companies	5	(54)
Other net (gain) loss	(13)	25
Restructuring charges	—	357
Loss on early extinguishment of debt	60	24
Excess tax benefits from share-based payment arrangements	(7)	(57)
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(892)	(2,416)
Proceeds from interests in trade accounts receivable conduits	46	1,662
Inventories	(869)	(1,300)
Accounts payable	(178)	185
Other assets and liabilities	424	553
Cash (used in) provided by operating activities	447	(51)
Investing Activities
Capital expenditures	(346)	(402)
Proceeds from sales of property, businesses and consolidated companies	37	61
Investments in consolidated companies, net of cash acquired	(11)	—
Investments in and loans to nonconsolidated affiliates	(11)	(101)
Distributions from nonconsolidated affiliates	1	—
Purchases of investments	(133)	(160)
Proceeds from sales and maturities of investments	228	140
Cash used in investing activities	(235)	(462)
Financing Activities
Changes in short-term notes payable	45	(58)
Proceeds from issuance of long-term debt	123	224
Payments on long-term debt	(1,165)	(1,313)
Proceeds from issuance of common stock	80	122
Issuance costs on debt and equity securities	(1)	—
Excess tax benefits from share-based payment arrangements	7	57
Contribution from noncontrolling interests	9	—
Distributions to noncontrolling interests	(15)	(46)
Dividends paid to stockholders	(85)	(374)
Cash used in financing activities	(1,002)	(1,388)
Effect of Exchange Rate Changes on Cash	(14)	65
Summary
Decrease in cash and cash equivalents	(804)	(1,836)
Cash and cash equivalents at beginning of year	4,318	5,444
Cash and cash equivalents at end of period	$3,514	$3,608
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended
In millions (Unaudited)	Mar 31, 2013	Mar 31, 2012
Preferred Stock
Balance at beginning of year and end of period	$4,000	$4,000
Common Stock
Balance at beginning of year	3,008	2,961
Common stock issued	16	27
Balance at end of period	3,024	2,988
Additional Paid-in Capital
Balance at beginning of year	3,281	2,663
Common stock issued	64	95
Stock-based compensation and allocation of ESOP shares	42	88
Balance at end of period	3,387	2,846
Retained Earnings
Balance at beginning of year	18,495	19,087
Net income available for The Dow Chemical Company common stockholders	550	412
Dividends declared on common stock (per share: $0.32 in 2013, $0.25 in 2012)	(379)	(292)
Other	(4)	(4)
Balance at end of period	18,662	19,203
Accumulated Other Comprehensive Loss
Balance at beginning of year	(7,516)	(5,996)
Other comprehensive income (loss)	(178)	410
Balance at end of period	(7,694)	(5,586)
Unearned ESOP Shares
Balance at beginning of year	(391)	(434)
Shares allocated to ESOP participants	10	9
Balance at end of period	(381)	(425)
The Dow Chemical Company’s Stockholders’ Equity	20,998	23,026
Noncontrolling Interests
Balance at beginning of year	990	1,010
Net income attributable to noncontrolling interests	25	23
Distributions to noncontrolling interests	(15)	(46)
Capital contributions	9	—
Consolidation of a variable interest entity	—	37
Other	(11)	1
Balance at end of period	998	1,025
Total Equity	$21,996	$24,051
See Notes to the Consolidated Financial Statements.

(Unaudited)	The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 1. Financial Statements Notes to the Consolidated Financial Statements

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS
The unaudited interim consolidated financial statements of The Dow Chemical Company and its subsidiaries (“Dow” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

NOTE 2 – RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
During the first quarter of 2013, the Company adopted Accounting Standards Update ("ASU") ASU 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities," which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement and ASU 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Asset and Liabilities," which clarifies the scope of the offsetting disclosures of ASU 2011-11. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The adoption of this standard was immaterial to the consolidated financial statements.

During the first quarter of 2013, the Company adopted ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income, by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. See Note 16 for the disclosures related to this adoption.

Accounting Guidance Issued But Not Adopted as of March 31, 2013
In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date," which defines how entities measure obligations from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date and for which no guidance exists, except for obligations addressed within existing guidance in U.S. GAAP. The guidance also requires entities to disclose the nature and amount of the obligation as well as other information about those obligations. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective presentation for all comparative periods presented is required and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In March 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity," which defines the treatment of the release of cumulative translation adjustments upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted and prior periods should not be adjusted. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

NOTE 3 – RESTRUCTURING
4Q12 Restructuring
On October 23, 2012, the Company's Board of Directors approved a restructuring plan ("4Q12 Restructuring") to advance the next stage of the Company's transformation and to address macroeconomic uncertainties. The 4Q12 Restructuring plan accelerates the Company's structural cost reduction program and will affect approximately 2,850 positions and result in the shutdown of approximately 20 manufacturing facilities. These actions are expected to be completed primarily by December 31, 2014. As a result of the 4Q12 Restructuring activities, the Company recorded pretax restructuring charges of $990 million in the fourth quarter of 2012 consisting of costs associated with exit or disposal activities of $39 million, severance costs of $375 million and asset write-downs and write-offs of $576 million.

The severance component of the 4Q12 Restructuring charge of $375 million was for the separation of approximately 2,850 employees under the terms of the Company's ongoing benefit arrangements, primarily over two years. At December 31, 2012, severance of $8 million had been paid and a liability of $367 million remained for 2,767 employees. In the first quarter of 2013, severance of $69 million was paid, leaving a liability of $298 million for approximately 2,000 employees at March 31, 2013.

The following table summarizes the activities related to the Company's 4Q12 Restructuring reserve:

4Q12 Restructuring Activities	Costs Associated with Exit or Disposal Activities	Severance Costs	Total
In millions
Reserve balance at December 31, 2012	$30	$367	$397
Cash payments	(1)	(69)	(70)
Reserve balance at March 31, 2013	$29	$298	$327

The reserve balance is included in the consolidated balance sheets as "Accrued and other current liabilities" and "Other noncurrent obligations."

1Q12 Restructuring
On March 27, 2012, the Company's Board of Directors approved a restructuring plan ("1Q12 Restructuring") to optimize its portfolio, respond to changing and volatile economic conditions, particularly in Western Europe, and to advance the Company's Efficiency for Growth program. The 1Q12 Restructuring plan included the shutdown of a number of manufacturing facilities and the elimination of approximately 900 positions. These actions are expected to be completed primarily by December 31, 2013. As a result of the 1Q12 Restructuring activities, the Company recorded pretax restructuring charges of $357 million in the first quarter of 2012 consisting of costs associated with exit or disposal activities of $150 million, severance costs of $113 million and asset write-downs and write-offs of $94 million. The impact of these charges was shown as "Restructuring charges" in the consolidated statements of income.

The severance component of the 1Q12 Restructuring charge of $113 million was for the separation of approximately 900 employees under the terms of the Company's ongoing benefit arrangements, primarily by December 31, 2013. At December 31, 2012, severance of $82 million had been paid and a liability of $31 million remained for 248 employees. In the first quarter of 2013, severance of $20 million was paid, leaving a liability of $11 million for 143 employees at March 31, 2013.

The following table summarizes the activities related to the Company's 1Q12 Restructuring reserve:

1Q12 Restructuring Activities	Costs Associated with Exit or Disposal Activities
In millions		Severance Costs	Total
Reserve balance at December 31, 2012	$56	$31	$87
Cash payments	(4)	(20)	(24)
Noncash settlements	(7)	—	(7)
Foreign currency impact	(1)	—	(1)
Reserve balance at March 31, 2013	$44	$11	$55

The reserve balance is included in the consolidated balance sheets as "Accrued and other current liabilities" and "Other noncurrent obligations."

Dow expects to incur additional costs in the future related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations, and to ensure competitiveness across its businesses and across geographic areas. Future costs are expected to include demolition costs related to closed facilities and restructuring plan implementation costs; these costs will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

NOTE 4 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories In millions	Mar 31, 2013	Dec 31, 2012
Finished goods	$5,384	$4,880
Work in process	2,209	1,910
Raw materials	914	866
Supplies	828	820
Total inventories	$9,335	$8,476
The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $887 million at March 31, 2013 and $842 million at December 31, 2012.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the carrying amount of goodwill by operating segment:

Goodwill	Electronic and Functional Materials	Coatings and Infra- structure Solutions	Ag Sciences	Perf Materials	Perf Plastics	Feedstocks and Energy	Total
In millions
Net goodwill at Dec 31, 2012	$4,945	$4,052	$1,558	$740	$1,381	$63	$12,739
Sale of a Plastics Additives product line	—	—	—	(3)	—	—	(3)
Foreign currency impact	(13)	(17)	—	(1)	(10)	—	(41)
Net goodwill at Mar 31, 2013	$4,932	$4,035	$1,558	$736	$1,371	$63	$12,695

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	At March 31, 2013			At December 31, 2012
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$1,762	$(787)	$975	$1,729	$(747)	$982
Patents	119	(100)	19	120	(100)	20
Software	1,084	(563)	521	1,047	(548)	499
Trademarks	685	(298)	387	691	(285)	406
Customer related	3,593	(1,003)	2,590	3,688	(974)	2,714
Other	158	(135)	23	158	(131)	27
Total other intangible assets, finite lives	$7,401	$(2,886)	$4,515	$7,433	$(2,785)	$4,648
IPR&D (1), indefinite lives	62	—	62	63	—	63
Total other intangible assets	$7,463	$(2,886)	$4,577	$7,496	$(2,785)	$4,711

(1)	In-process research and development (“IPR&D”) purchased in a business combination.

The following table provides information regarding amortization expense related to intangible assets:

Amortization Expense	Three Months Ended
In millions	Mar 31, 2013	Mar 31, 2012
Other intangible assets, excluding software	$115	$122
Software, included in “Cost of sales”	$16	$15

Total estimated amortization expense for 2013 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2013	$526
2014	$504
2015	$486
2016	$475
2017	$441
2018	$424

NOTE 6 – FINANCIAL INSTRUMENTS
Investments
The Company’s investments in marketable securities are primarily classified as available-for-sale.

Investing Results	Three Months Ended
In millions	Mar 31, 2013	Mar 31, 2012
Proceeds from sales of available-for-sale securities	$214	$134
Gross realized gains	$36	$5
Gross realized losses	$(9)	$(4)

The following table summarizes the contractual maturities of the Company’s investments in debt securities:

Contractual Maturities of Debt Securities at March 31, 2013
In millions	Amortized Cost	Fair Value
Within one year	$23	$24
One to five years	413	456
Six to ten years	549	597
After ten years	177	211
Total	$1,162	$1,288

At March 31, 2013, the Company had $1,250 million ($1,701 million at December 31, 2012) of held-to-maturity securities (primarily Treasury Bills) classified as cash equivalents, as these securities had original maturities of three months or less at the time of purchase. The Company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. At March 31, 2013, the Company had investments in money market funds of $169 million classified as cash equivalents ($252 million at December 31, 2012).

The net unrealized loss from mark-to-market adjustments recognized in earnings during the three-month period ended March 31, 2013 on trading securities held at March 31, 2013 was $2 million ($3 million during the three-month period ended March 31, 2012).

The following table provides the fair value and gross unrealized losses of the Company’s investments that were deemed to be temporarily impaired at March 31, 2013 and December 31, 2012, aggregated by investment category:

Temporarily Impaired Securities Less than 12 Months (1)
	At March 31, 2013		At December 31, 2012
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$44	$(1)	$22	$(1)
Equity securities	157	(3)	30	(2)
Total temporarily impaired securities	$201	$(4)	$52	$(3)

(1)	Unrealized losses of 12 months or more were less than $1 million.

Portfolio managers regularly review the Company’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of the impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred.
For debt securities, the credit rating of the issuer, current credit rating trends, the trends of the issuer’s overall sector, the ability of the issuer to pay expected cash flows and the length of time the security has been in a loss position are considered in determining whether unrealized losses represent an other-than-temporary impairment. The Company did not have any credit-related losses during the three-month periods ended March 31, 2013 or March 31, 2012.
For equity securities, the Company’s investments are primarily in Standard & Poor’s (“S&P”) 500 companies; however, the Company’s policies allow investments in companies outside of the S&P 500. The largest holdings are Exchange Traded Funds that represent the S&P 500 index or an S&P 500 sector or subset; the Company also has holdings in Exchange Traded Funds that represent emerging markets. The Company considers the evidence to support the recovery of the cost basis of a security including volatility of the stock, the length of time the security has been in a loss position, value and growth expectations, and overall market and sector fundamentals, as well as technical analysis, in determining whether unrealized losses represent an other-than-temporary impairment. In the three-month period ended March 31, 2013, other-than-temporary impairment write-downs on investments still held by the Company were $1 million ($4 million in the three-month period ended March 31, 2012).

The aggregate cost of the Company’s cost method investments totaled $174 million at March 31, 2013 ($176 million at December 31, 2012). Due to the nature of these investments, the fair market value is not readily determinable. These investments are reviewed quarterly for impairment indicators. The Company's impairment analysis resulted in no reduction in the cost basis of these investments for the three-month period ended March 31, 2013 (no reduction in the three-month period ended March 31, 2012).

The following table summarizes the fair value of financial instruments at March 31, 2013 and December 31, 2012:

Fair Value of Financial Instruments
	At March 31, 2013				At December 31, 2012
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities: (1)
Debt securities:
Government debt (2)	$492	$51	$—	$543	$506	$59	$—	$565
Corporate bonds	670	76	(1)	745	676	81	(1)	756
Total debt securities	$1,162	$127	$(1)	$1,288	$1,182	$140	$(1)	$1,321
Equity securities	583	132	(3)	712	634	109	(3)	740
Total marketable securities	$1,745	$259	$(4)	$2,000	$1,816	$249	$(4)	$2,061
Long-term debt incl. debt due within one year (3)	$(19,614)	$29	$(2,972)	$(22,557)	$(20,591)	$24	$(3,195)	$(23,762)
Derivatives relating to:
Interest rates	$—	$1	$(6)	$(5)	$—	$1	$(6)	$(5)
Commodities (4)	$—	$40	$(7)	$33	$—	$26	$(7)	$19
Foreign currency	$—	$19	$(30)	$(11)	$—	$34	$(20)	$14

(1)	Included in “Other investments” in the consolidated balance sheets.

(2)	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

(3)	Cost includes fair value adjustments of $23 million at March 31, 2013 and $23 million at December 31, 2012.

(4)	Presented net of cash collateral, as disclosed in Note 7.

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

The Company’s risk management program for interest rate, foreign currency and commodity risks is based on fundamental, mathematical and technical models that take into account the implicit cost of hedging. Risks created by derivative instruments and the mark-to-market valuations of positions are strictly monitored at all times, using value at risk and stress tests. Counterparty credit risk arising from these contracts is not significant because the Company minimizes counterparty concentration, deals primarily with major financial institutions of solid credit quality, and the majority of its hedging transactions mature in less than three months. In addition, the Company minimizes concentrations of credit risk through its global orientation by transacting with large, internationally diversified financial counterparties. It is the Company’s policy to not have credit-risk-related contingent features in its derivative instruments. No significant concentration of counterparty credit risk existed at March 31, 2013. The Company does not anticipate losses from credit risk, and the net cash requirements arising from counterparty risk associated with risk management activities are not expected to be material in 2013.
The Company revises its strategies as market conditions dictate and management reviews its overall financial strategies and the impacts from using derivatives in its risk management program with the Company’s Board of Directors.
Interest Rate Risk Management
The Company enters into various interest rate contracts with the objective of lowering funding costs or altering interest rate exposures related to fixed and variable rate obligations. In these contracts, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. At March 31, 2013, the Company had open interest rate swaps with maturity dates that extend to 2021.
Foreign Currency Risk Management
The Company’s global operations require active participation in foreign exchange markets. The Company enters into foreign exchange forward contracts and options, and cross-currency swaps to hedge various currency exposures or create desired exposures. Exposures primarily relate to assets, liabilities and bonds denominated in foreign currencies, as well as economic exposure, which is derived from the risk that currency fluctuations could affect the dollar value of future cash flows related to operating activities. The primary business objective of the activity is to optimize the U.S. dollar value of the Company’s assets, liabilities and future cash flows with respect to exchange rate fluctuations. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. At March 31, 2013, the Company had forward contracts, options and cross-currency swaps to buy, sell or exchange foreign currencies. These contracts had various expiration dates, primarily in the second quarter of 2013.
Commodity Risk Management
The Company has exposure to the prices of commodities in its procurement of certain raw materials. The primary purpose of commodity hedging activities is to manage the price volatility associated with these forecasted inventory purchases. At March 31, 2013, the Company had futures contracts, options and swaps to buy, sell or exchange commodities. These agreements had various expiration dates through the fourth quarter of 2015.
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
The Company had open interest rate derivatives designated as cash flow hedges at March 31, 2013 with a net loss of $3 million after tax and a notional U.S. dollar equivalent of $441 million (net loss of $3 million after tax and a notional U.S. dollar equivalent of $433 million December 31, 2012).
Current open foreign currency forward contracts hedge the currency risk of forecasted feedstock purchase transactions until October 2013. The effective portion of the mark-to-market effects of the foreign currency forward contracts is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying feedstock purchase affects income. The net gain from the foreign currency hedges included in AOCI at March 31, 2013 was $2 million after tax (net loss of $14 million after tax at December 31, 2012). At March 31, 2013, the Company had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a notional U.S. dollar equivalent of $441 million ($366 million at December 31, 2012).
Commodity swaps, futures and option contracts with maturities of not more than 36 months are utilized and designated as cash flow hedges of forecasted commodity purchases. Current open contracts hedge forecasted transactions until December 2014. The effective portion of the mark-to-market effect of the cash flow hedge instrument is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying commodity purchase affects income. The net gain from commodity hedges included in AOCI at March 31, 2013 was $33 million after tax (net gain of $24 million after tax at December 31, 2012). At March 31, 2013 and December 31, 2012, the Company had the following gross aggregate notionals of outstanding commodity forward and futures contracts to hedge forecasted purchases:

Commodity	Mar 31, 2013	Dec 31, 2012	Notional Volume Unit
Corn	5.8	1.9	million bushels
Crude Oil	0.4	0.4	million barrels
Ethane	1.9	1.8	million barrels
Naphtha	41.0	90.0	kilotons
Natural Gas	162.2	186.0	million million British thermal units
Soybeans	2.1	1.3	million bushels

The net after-tax amounts to be reclassified from AOCI to income within the next 12 months are a $30 million gain for commodity contracts and a $2 million gain for foreign currency contracts.

Fair Value Hedges
For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current period income and reflected as “Interest expense and amortization of debt discount” in the consolidated statements of income. The short-cut method is used when the criteria are met. The Company had no open interest rate swaps designated as fair value hedges of underlying fixed rate debt obligations at March 31, 2013 or December 31, 2012.
Net Foreign Investment Hedges
For derivative instruments that are designated and qualify as net foreign investment hedges, the effective portion of the gain or loss on the derivative is included in “Cumulative Translation Adjustments” in AOCI. At March 31, 2013 and December 31, 2012, the Company had no open forward contracts or outstanding options to buy, sell or exchange foreign currencies designated as net foreign investment hedges. At March 31, 2013, the Company had outstanding foreign-currency denominated debt designated as a hedge of net foreign investment of $212 million ($233 million at December 31, 2012). The result of hedges of the Company’s net investment in foreign operations included in “Cumulative Translation Adjustments” in AOCI was a net gain of $13 million after tax at March 31, 2013 (net gain of $22 million after tax at December 31, 2012). See Note 16 for further detail on changes in AOCI.
Other Derivative Instruments
The Company utilizes futures, options and swap instruments that are effective as economic hedges of commodity price exposures, but do not meet the hedge accounting criteria for derivatives and hedging. At March 31, 2013 and December 31, 2012, the Company had the following gross aggregate notionals of outstanding commodity contracts:

Commodity	Mar 31, 2013	Dec 31, 2012	Notional Volume Unit
Ethane	0.8	1.0	million barrels
Naphtha	20.0	—	kilotons
Natural Gas	24.4	33.0	million million British thermal units

The Company also uses foreign exchange forward contracts, options, and cross-currency swaps that are not designated as hedging instruments primarily to manage foreign currency exposure. The Company had open foreign exchange contracts with various expiration dates to buy, sell or exchange foreign currencies with a gross notional U.S. dollar equivalent of $12,861 million at March 31, 2013 ($17,637 million at December 31, 2012) and open interest rate swaps with a gross notional U.S. dollar equivalent of $639 million at March 31, 2013 ($472 million at December 31, 2012).

The following table provides the fair value and gross balance sheet classification of derivative instruments at March 31, 2013 and December 31, 2012:

Fair Value of Derivative Instruments In millions	Balance Sheet Classification	Mar 31, 2013	Dec 31, 2012
Asset Derivatives
Derivatives designated as hedges:
Interest rates	Other current assets	$1	$1
Commodities	Other current assets	43	28
Foreign currency	Accounts and notes receivable – Other	8	3
Total derivatives designated as hedges		$52	$32
Derivatives not designated as hedges:
Commodities	Other current assets	$1	$3
Foreign currency	Accounts and notes receivable – Other	37	52
Total derivatives not designated as hedges		$38	$55
Total asset derivatives		$90	$87
Liability Derivatives
Derivatives designated as hedges:
Interest rates	Accounts payable – Other	$5	$5
Commodities	Accounts payable – Other	11	21
Foreign currency	Accounts payable – Other	1	14
Total derivatives designated as hedges		$17	$40
Derivatives not designated as hedges:
Interest rates	Accounts payable – Other	$1	$1
Commodities	Accounts payable – Other	1	6
Foreign currency	Accounts payable – Other	55	27
Total derivatives not designated as hedges		$57	$34
Total liability derivatives		$74	$74

NOTE 7 – FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following tables summarize the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at March 31, 2013 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Cash equivalents (2)	$—	$1,419	$—	$—	$1,419
Interests in trade accounts receivable conduits (3)	—	—	1,339	—	1,339
Equity securities (4)	669	43	—	—	712
Debt securities: (4)
Government debt (5)	—	543	—	—	543
Corporate bonds	—	745	—	—	745
Derivatives relating to: (6)
Interest rates	—	1	—	—	1
Commodities	18	26	—	(4)	40
Foreign currency	—	45	—	(26)	19
Total assets at fair value	$687	$2,822	$1,339	$(30)	$4,818
Liabilities at fair value:
Long-term debt (7)	$—	$22,557	$—	$—	$22,557
Derivatives relating to: (6)
Interest rates	—	6	—	—	6
Commodities	6	6	—	(5)	7
Foreign currency	—	56	—	(26)	30
Total liabilities at fair value	$6	$22,625	$—	$(31)	$22,600

(1)
Cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

(2)	Primarily Treasury Bills included in "Cash and cash equivalents" in the consolidated balance sheets and held at amortized cost, which approximately fair value.

(3)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets. See Note 9 for additional information on transfers of financial assets.

(4)	The Company’s investments in equity and debt securities are primarily classified as available-for-sale and are included in “Other investments” in the consolidated balance sheets.

(5)	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

(6)	See Note 6 for the classification of derivatives in the consolidated balance sheets.

(7)	See Note 6 for information on fair value adjustments to long-term debt, included at cost in the consolidated balance sheets.

Basis of Fair Value Measurements on a Recurring Basis at December 31, 2012 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Cash equivalents (2)	$—	$1,953	$—	$—	$1,953
Interests in trade accounts receivable conduits (3)	—	—	1,057	—	1,057
Equity securities (4)	702	38	—	—	740
Debt securities: (4)
Government debt (5)	—	565	—	—	565
Corporate bonds	—	756	—	—	756
Derivatives relating to: (6)
Interest rates	—	1	—	—	1
Commodities	9	22	—	(5)	26
Foreign currency	—	55	—	(21)	34
Total assets at fair value	$711	$3,390	$1,057	$(26)	$5,132
Liabilities at fair value:
Long-term debt (7)	$—	$23,762	$—	$—	$23,762
Derivatives relating to: (6)
Interest rates	—	6	—	—	6
Commodities	16	11	—	(20)	7
Foreign currency	—	41	—	(21)	20
Total liabilities at fair value	$16	$23,820	$—	$(41)	$23,795

(1)
Cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

(2)	Primarily Treasury Bills included in "Cash and cash equivalents" in the consolidated balance sheets and held at amortized cost, which approximately fair value.

(3)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets. See Note 9 for additional information on transfers of financial assets.

(4)	The Company’s investments in equity and debt securities are primarily classified as available-for-sale and are included in “Other investments” in the consolidated balance sheets.

(5)	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

(6)	See Note 6 for the classification of derivatives in the consolidated balance sheets.

(7)	See Note 6 for information on fair value adjustments to long-term debt, included at cost in the consolidated balance sheets.
Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding liabilities. The Company posted cash collateral of $11 million at March 31, 2013 ($20 million at December 31, 2012).
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

For all other assets and liabilities for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models. See Note 6 for further information on the types of instruments used by the Company for risk management.

During the three-month period ended March 31, 2013, the Company transferred from Level 1 to Level 2 certain over-the-counter equity securities valued at $4 million, as these securities trade in less active markets. There were no transfers between Levels 1 and 2 in the year ended December 31, 2012.
For assets classified as Level 3 measurements, the fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity. The fair value of the Company’s interests held in trade receivable conduits is determined by calculating the expected amount of cash to be received using the key input of anticipated credit losses in the portfolio of receivables sold that have not yet been collected. Given the short-term nature of the underlying receivables, discount rate and prepayments are not factors in determining the fair value of the interests. See Note 9 for further information on assets classified as Level 3 measurements.
The following table summarizes the changes in fair value measurements using Level 3 inputs for the three months ended March 31, 2013 and 2012:

Fair Value Measurements Using Level 3 Inputs	Three Months Ended
Interests Held in Trade Receivable Conduits (1) In millions	Mar 31, 2013	Mar 31, 2012
Balance at beginning of period	$1,057	$1,141
Loss included in earnings (2)	(1)	(3)
Purchases	329	1,953
Settlements	(46)	(1,662)
Balance at March 31	$1,339	$1,429

(1)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets.

(2)	Included in “Selling, general and administrative expenses” in the consolidated statements of income.

Fair Value Measurements on a Nonrecurring Basis
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a nonrecurring basis in the consolidated balance sheets at March 31, 2012:

Basis of Fair Value Measurements on a Nonrecurring Basis at March 31, 2012	Significant Other Unobservable Inputs	Total Losses
In millions	(Level 3)	2012
Assets at fair value:
Long-lived assets and other assets	$—	$(94)

As part of the 1Q12 Restructuring plan that was approved on March 27, 2012, the Company shut down a number of manufacturing facilities during 2012. The manufacturing assets and facilities associated with this plan were written down to zero in the first quarter of 2012 and a $94 million impairment charge was included in "Restructuring charges" in the consolidated statements of income. See Note 3 for additional information on the Company's restructuring activities.

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES
Dow Corning Credit Facility
The Company is a 50 percent shareholder in Dow Corning Corporation ("Dow Corning"). On June 1, 2004, the Company agreed to provide a credit facility to Dow Corning as part of Dow Corning's Joint Plan of Reorganization. The aggregate amount of the facility was originally $300 million; it was reduced to $100 million effective June 1, 2012, of which the Company's share is $50 million. At March 31, 2013, no draws had been taken against the credit facility.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At March 31, 2013, the Company had accrued obligations of $752 million for probable environmental remediation and restoration costs, including $73 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2012, the Company had accrued obligations of $754 million for probable environmental remediation and restoration costs, including $69 million for the remediation of Superfund sites.

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

City of Midland
The MDEQ, as a result of ongoing discussions with the Company regarding the implementation of the requirements of the License, announced on February 16, 2012, a proposed plan to resolve the issue of dioxin contamination in residential soils in Midland. As part of the proposed plan, the Company will sample soil at residential properties near the Midland site for the presence of dioxins to determine where clean-up may be required. On March 6, 2012, the Company submitted an Interim Response Activity Plan Designed to Meet Criteria ("Work Plan") to the MDEQ. On May 25, 2012, the Company submitted a revision to the Work Plan to the MDEQ to address agency and public comments. The MDEQ approved the Work Plan on June 1, 2012. Implementation of the Work Plan began on June 4, 2012. The Company submitted amendments to the Work Plan to increase the number of properties to be sampled in 2012. The amendments were approved by the MDEQ on July 23, 2012 and September 13, 2012. As required by the approved Work Plan, on February 15, 2013 the Company submitted a plan for properties to be sampled during 2013. Approval of the 2013 plan is anticipated in May.

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

On September 28, 2007, the Company and the natural resource damage trustees entered into a Funding and Participation Agreement that addressed the Company’s payment of past costs incurred by the natural resource damage trustees, payment of the costs of a trustee coordinator and a process to review additional cooperative studies that the Company might agree to fund or conduct with the natural resource damage trustees. On March 18, 2008, the Company and the natural resource damage trustees entered into a Memorandum of Understanding to provide a mechanism for the Company to fund cooperative studies related to the assessment of natural resource damages. This Memorandum of Understanding has been amended and extended until March 2014. On April 7, 2008, the natural resource damage trustees released their "Natural Resource Damage Assessment Plan for the Tittabawassee River System Assessment Area."

At March 31, 2013, the accrual for these off-site matters was $46 million (included in the total accrued obligation of $752 million at March 31, 2013). At December 31, 2012, the Company had an accrual for these off-site matters of $42 million (included in the total accrued obligation of $754 million at December 31, 2012).

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

In November 2011, Union Carbide requested ARPC to review Union Carbide's 2011 asbestos claim and resolution activity and determine the appropriateness of updating its then most recent study completed in December 2010. In response to that request, ARPC reviewed and analyzed data through October 31, 2011. In January 2012, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its December 2010 study and, therefore, the estimate in that study remained applicable. Based on Union Carbide's own review of the asbestos claim and resolution activity and ARPC's response, Union Carbide determined that no change to the accrual was required. At December 31, 2011, the asbestos-related liability for pending and future claims was $668 million.

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

Based on Union Carbide’s review of 2013 activity, Union Carbide determined that no adjustment to the accrual was required at March 31, 2013. Union Carbide’s asbestos-related liability for pending and future claims was $583 million at March 31, 2013. Approximately 16 percent of the recorded liability related to pending claims and approximately 84 percent related to future claims.

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

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $25 million at March 31, 2013 and $25 million at December 31, 2012. At March 31, 2013 and December 31, 2012, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage. The following table summarizes Union Carbide’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Mar 31, 2013	Dec 31, 2012
Receivables for defense costs – carriers with settlement agreements	$17	$17
Receivables for resolution costs – carriers with settlement agreements	136	137
Receivables for insurance recoveries – carriers without settlement agreements	25	25
Total	$178	$179

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $22 million in the first quarter of 2013 ($25 million in the first quarter of 2012) and was reflected in "Cost of sales" in the consolidated statements of income.

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

Additionally, on March 10, 2007, the Company received a Statement of Objections from the EC stating that it believed that DuPont Dow Elastomers L.L.C. (“DDE”), a former 50:50 joint venture with E.I. du Pont de Nemours and Company (“DuPont”), together with other participants in the synthetic rubber industry, engaged in conduct in violation of European competition laws with respect to the polychloroprene business. This Statement of Objections specifically names the Company, in its capacity as a former joint venture owner of DDE. On December 5, 2007, the EC announced its decision to impose a fine on the Company, among others, in the amount of Euro 48.675 million (approximately $62 million). The Company previously transferred its joint venture ownership interest in DDE to DuPont in 2005, and DDE then changed its name to DuPont Performance Elastomers L.L.C. (“DPE”). In February 2008, DuPont, DPE and the Company each filed an appeal of the December 5, 2007 decision of the EC. On February 2, 2012, the European General Court denied the appeals of the December 5, 2007 decision. The Company has appealed this decision to the European Court of Justice. Based on the Company’s allocation agreement with DuPont, the Company’s share of this fine, regardless of the outcome of the appeals, will not have a material impact on the Company’s consolidated financial statements.

Urethane Matters
On February 16, 2006, the Company, among others, received a subpoena from the U.S. Department of Justice ("DOJ") as part of a previously announced antitrust investigation of manufacturers of polyurethane chemicals, including methylene diphenyl diisocyanate, toluene diisocyanate, polyether polyols and system house products. The Company cooperated with the DOJ and, following an extensive investigation, on December 10, 2007, the Company received notice from the DOJ that it had closed its investigation of potential antitrust violations involving these products without indictments or pleas.

In 2005, the Company, among others, was named as a defendant in multiple civil class action lawsuits alleging a conspiracy to fix the price of various urethane chemical products, namely the products that were the subject of the above described DOJ antitrust investigation. These lawsuits were consolidated in the U.S. District Court for the District of Kansas (the “District Court”) or have been tolled. On July 29, 2008, the District Court certified a class of purchasers of the products for the six-year period from 1999 through 2004. Shortly thereafter, a series of “opt-out” cases were filed by a number of large volume purchasers; these cases are substantively identical to the class action lawsuit, but expanded the time period to include 1994 through 1998. In January 2013, the class action lawsuit went to trial in the District Court with the Company as the sole remaining defendant, the other defendants having previously settled. On February 20, 2013, the jury in the matter returned a damages verdict of approximately $400 million against the Company, which would be trebled under applicable antitrust laws - less offsets from other settling defendants - if the verdict is not vacated or otherwise set aside by the District Court. The Company filed post-trial motions on March 5, 2013, requesting the District Court grant judgment in favor of the Company, grant the Company a new trial and/or decertify the class.

In addition to the matters described above, there are two separate but inter-related matters in Ontario and Quebec, Canada, both of which are pending a decision on class certification.

The Company has concluded it is not probable that a loss will occur and, therefore, a liability has not been recorded with respect to these matters.

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

Summary
Except for the possible effect of Union Carbide’s Asbestos-Related Matters and the Urethane Matters described above, it is the opinion of the Company’s management that the possibility is remote that the aggregate of all claims and lawsuits will have a material adverse impact on the results of operations, financial condition and cash flows of the Company.

Purchase Commitments
The Company has numerous agreements for the purchase of ethylene-related products globally. The purchase prices are determined primarily on a cost-plus basis. Total purchases under these agreements were $304 million in 2012, $552 million in 2011 and $714 million in 2010. The Company’s take-or-pay commitments associated with these agreements at December 31, 2012 are included in the table below. There have been no material changes to purchase commitments since December 31, 2012.

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

The following tables provide a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at March 31, 2013 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2021	$1,559	$42
Residual value guarantees	2021	641	30
Total guarantees		$2,200	$72

Guarantees at December 31, 2012 In millions	Final Expiration	Maximum Future Payments (1)	Recorded Liability
Guarantees	2021	$1,544	$48
Residual value guarantees (2)	2021	637	31
Total guarantees		$2,181	$79

(1)	The Company was indemnified by a third party for $49 million if required to perform under a $98 million guarantee.

(2)	Does not include the residual value guarantee related to the Company's variable interest in an owner trust; see Note 11.

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

The aggregate carrying amount of asset retirement obligations recognized by the Company was $88 million at March 31, 2013 and $92 million at December 31, 2012. The discount rate used to calculate the Company’s asset retirement obligations was 0.87 percent at March 31, 2013 and 0.87 percent at December 31, 2012. These obligations are included in the consolidated balance sheets as "Accrued and other current liabilities" and "Other noncurrent obligations."

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

On March 4, 2013, the ICC released the Final Award covering the Company's claim for pre- and post-award interest and arbitration costs. The final interest and costs awarded to Dow total $318 million, as of February 28, 2013, and is in addition to the Partial Award of $2.16 billion announced in May 2012. This is the last step in the arbitration process, bringing the proceeding to a close. Both awards (Partial and Final) are binding and non-appealable. Post-award interest will continue to accrue at the U.S. Prime rate until the Partial and Final Awards have been paid in full. As of March 31, 2013, the total amount owed to the Company, including interest, is $2.49 billion.

The Company expects to record a gain related to this matter when the uncertainty regarding the timing of collection and the amount to be realized has been resolved.

NOTE 9 – TRANSFERS OF FINANCIAL ASSETS
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
During the three months ended March 31, 2013, the Company recognized a loss of $4 million on the sale of these receivables ($4 million during the three months ended March 31, 2012), which is included in “Interest expense and amortization of debt discount” in the consolidated statements of income. The Company's interests in the conduits are carried at fair value and included in “Accounts and notes receivable – Other” in the consolidated balance sheets. Fair value of the interests is determined by calculating the expected amount of cash to be received and is based on unobservable inputs (a Level 3 measurement). The key input in the valuation is the percentage of anticipated credit losses in the portfolio of receivables sold that have not yet been collected. Given the short-term nature of the underlying receivables, discount rates and prepayments are not factors in determining the fair value of the interests.

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

Interests Held	Mar 31, 2013	Dec 31, 2012
In millions
Carrying value of interests held	$1,339	$1,057
Percentage of anticipated credit losses	0.70%	0.73%
Impact to carrying value - 10% adverse change	$1	$1
Impact to carrying value - 20% adverse change	$2	$2

Credit losses, net of any recoveries, on receivables sold during the three months ended March 31, 2013 and 2012 were insignificant.

Following is an analysis of certain cash flows between the Company and the conduits:

Cash Proceeds	Three Months Ended
In millions	Mar 31, 2013	Mar 31, 2012
Sale of receivables	$19	$16
Collections reinvested in revolving receivables	$6,130	$5,857
Interests in conduits (1)	$46	$1,662

(1)	Presented in "Operating Activities" in the consolidated statements of cash flows.

Following is additional information related to the sale of receivables under these facilities:

Trade Accounts Receivable Sold	Mar 31, 2013	Dec 31, 2012
In millions
Delinquencies on sold receivables still outstanding	$129	$164
Trade accounts receivable outstanding and derecognized	$2,545	$2,294

In January 2013, the Company repurchased $8 million of previously sold receivables related to a divestiture.

Sale of Trade Accounts Receivable in Asia Pacific
The Company sells participating interests in trade accounts receivable of select Asia Pacific entities. The Company maintains servicing responsibilities and the related costs are insignificant. The third-party holders of the participating interests do not have recourse to the Company’s assets in the event of nonpayment by the debtors.

During the three months ended March 31, 2013 and 2012, the Company recognized insignificant losses on the sale of the participating interests in the receivables, which is included in “Interest expense and amortization of debt discount” in the consolidated statements of income. The Company receives cash upon the sale of the participating interests in the receivables.

Following is an analysis of certain cash flows between the Company and the third-party holders of the participating interests:

Cash Proceeds	Three Months Ended
In millions	Mar 31, 2013	Mar 31, 2012
Sale of participating interests	$14	$16
Collections reinvested in revolving receivables	$13	$13

Following is additional information related to the sale of participating interests in the receivables under this facility:

Trade Accounts Receivable In millions	Mar 31, 2013	Dec 31, 2012
Derecognized from the consolidated balance sheets	$12	$13
Outstanding in the consolidated balance sheets	246	283
Total accounts receivable in select Asia Pacific entities	$258	$296

There were no credit losses on receivables relating to the participating interests sold during the three months ended March 31, 2013 and 2012. There were no delinquencies on the outstanding receivables related to the participating interests sold at March 31, 2013 or December 31, 2012.

NOTE 10 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable In millions	Mar 31, 2013	Dec 31, 2012
Notes payable to banks	$340	$319
Notes payable to related companies	119	66
Notes payable trade	13	11
Total notes payable	$472	$396
Period-end average interest rates	2.77%	3.14%

Long-Term Debt In millions	2013 Average Rate	Mar 31, 2013	2012 Average Rate	Dec 31, 2012
Promissory notes and debentures:
Final maturity 2013	6.99%	$145	6.01%	$404
Final maturity 2014	5.49%	382	6.86%	1,138
Final maturity 2015	5.81%	1,293	5.82%	1,290
Final maturity 2016	2.54%	792	2.54%	789
Final maturity 2017	5.87%	892	5.88%	890
Final maturity 2018	5.57%	843	5.59%	840
Final maturity 2019 and thereafter	5.94%	12,190	5.96%	12,148
Other facilities:
U.S. dollar loans, various rates and maturities	2.22%	293	2.30%	288
Foreign currency loans, various rates and maturities	3.62%	1,300	3.50%	1,336
Medium-term notes, varying maturities through 2023	4.11%	1,140	4.26%	1,132
Pollution control/industrial revenue bonds, varying maturities through 2038	5.67%	718	5.67%	718
Capital lease obligations	—	20	—	21
Unamortized debt discount	—	(394)	—	(403)
Long-term debt due within one year	—	(861)	—	(672)
Long-term debt	—	$18,753	—	$19,919

Annual Installments on Long-Term Debt For Next Five Years at March 31, 2013 In millions
2013	$508
2014	$681
2015	$1,712
2016	$1,052
2017	$1,220
2018	$1,132

On March 25, 2013, the Company redeemed $750 million aggregate principal amount of 7.6 percent notes due May 15, 2014, at a price of 107.8 percent of the principal amount of the notes, plus accrued and unpaid interest. As a result of this redemption, the Company realized a $60 million pretax loss on the early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in Corporate.

In the first three months of 2013, the Company issued $72 million aggregate principal amount of InterNotes and approximately $44 million of long-term debt was entered into by consolidated variable interest entities. The Company also redeemed $250 million of 5.6 percent notes that matured on March 15, 2013 and $64 million principal amount of InterNotes were redeemed at maturity.

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

Available Credit Facilities
During the first quarter of 2013, the Company entered into three new committed credit facilities. The following table provides information related to the Company's credit facilities.

Committed and Available Credit Facilities at March 31, 2013
In millions	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility	October 18, 2011	$5,000	$5,000	October 2016	Floating rate
Bilateral Revolving Credit Facility	October 10, 2012	170	170	October 2016	Floating rate
Bilateral Revolving Credit Facility	March 12, 2013	100	100	March 2014	Floating rate
Bilateral Revolving Credit Facility	March 14, 2013	300	300	October 2016	Floating rate
Term Loan Facility	March 22, 2013	300	300	March 2016	Floating rate
Total Committed and Available Credit Facilities		$5,870	$5,870

On April 5, 2013, the Company drew $300 million on the Term Loan Facility. The term loan is due March 22, 2016.

On April 3, 2013, the Company entered into an additional $200 million Bilateral Revolving Credit Facility Agreement ("Credit Facility"). The Credit Facility has a maturity date of April 2016 and provides for interest at a floating rate, as defined in the agreement.

The Company’s outstanding long-term debt of $19.6 billion has been issued under indentures which contain, among other provisions, covenants with which the Company must comply while the underlying notes are outstanding. Such covenants include obligations to not allow liens on principal U.S. manufacturing facilities, enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or merge or consolidate with any other corporation, or sell or convey all or substantially all of the Company’s assets. The outstanding debt also contains customary default provisions. Failure of the Company to comply with any of these covenants could result in a default under the applicable indenture, which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes.

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

NOTE 11 – VARIABLE INTEREST ENTITIES
Consolidated Variable Interest Entities
The Company holds variable interests in eight joint ventures for which the Company is the primary beneficiary.

Three of the joint ventures own and operate manufacturing and logistics facilities, which produce chemicals and provide services in Asia Pacific. The Company’s variable interest in these joint ventures relates to arrangements between the joint ventures and the Company involving the majority of the output on take-or-pay terms with pricing ensuring a guaranteed return to the joint ventures.

A fourth joint venture will construct, own and operate a membrane chlor-alkali facility to be located at the Company’s Freeport, Texas integrated manufacturing complex. The Company’s variable interests in this joint venture relate to equity options between the partners and a cost-plus off-take arrangement between the joint venture and the Company, involving proportional purchase commitments on take-or-pay terms and ensuring a guaranteed return to the joint venture. The Company will provide the joint venture with operation and maintenance services, utilities and raw materials; market the joint venture’s co-products; and convert the other partner’s proportional purchase commitments into ethylene dichloride under a tolling arrangement. The joint venture is expected to begin operations by the end of 2013.
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
The seventh joint venture is a development-stage enterprise located in Brazil that will initially produce ethanol from sugarcane. The Company owned 100 percent of this entity until November 2011, when the Company sold a 50 percent interest to a third party. The Company's variable interests in this joint venture relate to an equity option between the partners and contractual arrangements limiting the partner's initial participation in the economics of certain assets and liabilities. Terms of the equity option were modified in the first quarter of 2013, requiring the Company to purchase the partner's equity investment at a price based on a specified formula if the partner elects to terminate a specific contract within 24 months of initial equity investment. The Company has classified the partner's equity investment as "Redeemable Noncontrolling Interest" in the consolidated balance sheets. The joint venture's ethanol mill is expected to process its first full harvest of sugarcane in 2014. The joint venture's original plans for expansion into downstream derivative products have been postponed.
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
The Company also holds a variable interest in an owner trust, for which the Company is the primary beneficiary. The owner trust leases an ethylene facility in The Netherlands to the Company, whereby substantially all of the rights and obligations of ownership are transferred to the Company. On February 1, 2013, the Company notified the owner trust of its intent to purchase the facility upon expiration of the lease in January 2014 for $443 million. The Company’s variable interest in the owner trust relates to the fixed purchase price option. Prior to February 1, 2013, the Company's variable interest in the owner trust related to a residual value guarantee provided to the owner trust, which was valued at $363 million at December 31, 2012.

As the primary beneficiary of these variable interest entities ("VIEs"), the entities’ assets, liabilities and results of operations are included in the Company’s consolidated financial statements. The other equity holders’ interests are reflected in “Net income attributable to noncontrolling interests” in the consolidated statements of income and "Redeemable Noncontrolling Interest" and “Noncontrolling interests” in the consolidated balance sheets. The following table summarizes the carrying amounts of the entities’ assets and liabilities included in the Company’s consolidated balance sheets at March 31, 2013 and December 31, 2012:

Assets and Liabilities of Consolidated VIEs In millions	Mar 31, 2013	Dec 31, 2012
Cash and cash equivalents (1)	$161	$146
Other current assets	140	129
Property	2,615	2,554
Other noncurrent assets	130	139
Total assets (2)	$3,046	$2,968
Current liabilities (nonrecourse 2013: $264; 2012: $261)	$610	$261
Long-term debt (nonrecourse 2013: $1,485; 2012: $1,406)	1,485	1,752
Other noncurrent liabilities (nonrecourse 2013: $99; 2012: $99)	99	99
Total liabilities	$2,194	$2,112

(1)	Includes $13 million at March 31, 2013 ($2 million at December 31, 2012) specifically restricted for the construction of a manufacturing facility.

(2)	All assets were restricted at March 31, 2013 and December 31, 2012.

In addition, the Company holds a variable interest in an entity created to monetize accounts receivable of select European entities. The Company is the primary beneficiary of this entity as a result of holding subordinated notes while maintaining servicing responsibilities for the accounts receivable. The carrying amounts of assets and liabilities included in the Company’s consolidated balance sheets pertaining to this entity were current assets of $160 million (zero restricted) at March 31, 2013 ($179 million, zero restricted, at December 31, 2012) and zero current liabilities (zero nonrecourse) at March 31, 2013 (less than $1 million, less than $1 million nonrecourse, at December 31, 2012).
Amounts presented in the consolidated balance sheets and the table above as restricted assets or nonrecourse obligations relating to consolidated VIEs at March 31, 2013 and December 31, 2012 are adjusted for intercompany eliminations, parental guarantees and residual value guarantees.
Nonconsolidated Variable Interest Entity
The Company holds a variable interest in a joint venture that manufactures crude acrylic acid in the United States and Germany on behalf of the Company and the other joint venture partner. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. The Company is not the primary beneficiary, as a majority of the joint venture’s output is sold to the other joint venture partner; therefore, the entity is accounted for under the equity method of accounting. At March 31, 2013, the Company’s investment in the joint venture was $128 million ($161 million at December 31, 2012), classified as “Investment in nonconsolidated affiliates” in the consolidated balance sheets, representing the Company’s maximum exposure to loss.

NOTE 12 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended
In millions	Mar 31, 2013	Mar 31, 2012
Defined Benefit Pension Plans:
Service cost	$118	$95
Interest cost	253	274
Expected return on plan assets	(312)	(316)
Amortization of prior service cost	6	7
Amortization of net loss	197	130
Net periodic benefit cost	$262	$190

Other Postretirement Benefits:
Service cost	$5	$4
Interest cost	20	23
Amortization of prior service credit	(1)	(1)
Net periodic benefit cost	$24	$26

NOTE 13 – STOCK-BASED COMPENSATION
On February 9, 2012, the Board of Directors authorized The Dow Chemical Company 2012 Employee Stock Purchase Plan (the "2012 ESPP") and The Dow Company 2012 Stock Incentive Plan (the "2012 Plan"). Both plans were approved by stockholders at the Company's annual meeting held on May 10, 2012 and became effective on that date.

The 2012 ESPP supersedes the Company's prior Employee Stock Purchase Plan. Under the 2013 annual offering, most employees were eligible to purchase shares of common stock of the Company valued at up to 10 percent of their annual base salary. The value is determined using the plan price multiplied by the number of shares subscribed to by the employee. The plan price of the stock is set each year at no less than 85 percent of market price.

During the first quarter of 2013, employees subscribed to the right to purchase 8.3 million shares of the Company's common stock with a weighted-average exercise price of $27.05 per share and a weighted-average fair value of $7.20 per share under the 2012 ESPP.

The Company grants and has granted stock-based compensation to employees and non-employee directors under the 2012 Plan, the 1988 Award and Option Plan (the "1988 Plan") and the 2003 Non-Employee Directors' Stock Incentive Plan (the "2003 Plan"). The 2012 Plan supersedes the 1988 Plan and the 2003 Plan. Most of the Company's stock-based compensation awards are granted in the first quarter of each year.

During the first quarter of 2013, the Company granted the following stock-based compensation awards to employees under the 2012 Plan:

•	17.1 million stock options with a weighted-average exercise price of $32.16 per share and a weighted-average fair value of $6.99 per share;

•	3.6 million shares of deferred stock with a weighted-average fair value of $32.16 per share; and

•	1.3 million shares of performance deferred stock with a weighted-average fair value of $34.41 per share.

The Company did not grant stock-based compensation awards to non-employee directors in the first quarter of 2013.

Total unrecognized compensation cost at March 31, 2013 is provided in the following table:

Total Unrecognized Compensation Cost at March 31, 2013
In millions	Unrecognized Compensation Cost	Weighted-average Recognition Period (Years)
ESPP purchase rights	$37	0.63
Unvested stock options	$147	0.99
Deferred stock awards	$160	1.00
Performance deferred stock awards	$46	0.83

NOTE 14 – EARNINGS PER SHARE CALCULATIONS
The following table provides, the earnings per share calculations for the three months ended March 31, 2013 and 2012:

Net Income	Three Months Ended
In millions	Mar 31, 2013	Mar 31, 2012
Net income	$660	$520
Net income attributable to noncontrolling interests	(25)	(23)
Net income attributable to The Dow Chemical Company	$635	$497
Preferred stock dividends	(85)	(85)
Net income attributable to participating securities (1)	(5)	(4)
Net income attributable to common stockholders	$545	$408

Earnings Per Share Calculations - Basic	Three Months Ended
Dollars per share	Mar 31, 2013	Mar 31, 2012
Net income	$0.55	$0.44
Net income attributable to noncontrolling interests	(0.02)	(0.02)
Net income attributable to The Dow Chemical Company	$0.53	$0.42
Preferred stock dividends	(0.07)	(0.07)
Net income attributable to participating securities (1)	—	—
Net income attributable to common stockholders	$0.46	$0.35

Earnings Per Share Calculations - Diluted	Three Months Ended
Dollars per share	Mar 31, 2013	Mar 31, 2012
Net income	$0.55	$0.44
Net income attributable to noncontrolling interests	(0.02)	(0.02)
Net income attributable to The Dow Chemical Company	$0.53	$0.42
Preferred stock dividends (2)	(0.07)	(0.07)
Net income attributable to participating securities (1)	—	—
Net income attributable to common stockholders	$0.46	$0.35

Shares in millions
Weighted-average common shares - basic	1,181.1	1,160.9
Plus dilutive effect of stock options and awards	6.5	7.8
Weighted-average common shares - diluted	1,187.6	1,168.7
Stock options and deferred stock awards excluded from EPS calculations (3)	61.3	48.3
Conversion of preferred stock excluded from EPS calculations (4)	96.8	96.8

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

NOTE 15 – INCOME TAXES
During the first quarter of 2013, court rulings on two separate tax matters resulted in the adjustment of uncertain tax positions. In February 2013, the U.S. District Court for the Middle District of Louisiana issued a ruling that disallowed, for tax purposes, transactions and partnerships associated with Chemtech, a wholly owned subsidiary. In March 2013, the U.S. Supreme Court denied certiorari in Union Carbide's research tax credit case. Through the denial of certiorari, the decision issued by the U.S. Court of Appeals denying Union Carbide's tax credit claim for supplies used in process-related research and development at its manufacturing facilities became final. As a result of these rulings, the Company adjusted uncertain tax positions related to these matters, resulting in a tax charge of $223 million in the first quarter of 2013.

The following table provides a reconciliation of the Company's unrecognized tax benefits for the periods ended March 31, 2013 and December 31, 2012:

Total Gross Unrecognized Tax Benefits	Mar 31, 2013	Dec 31 2012
In millions
Balance at January 1	$409	$339
Increases related to positions taken on items from prior years	315	66
Decreases related to positions taken on items from prior years	(7)	(32)
Increases related to positions taken in the current year	5	53
Settlement of uncertain tax positions with authorities	(343)	(9)
Decreases due to expiration of statues of limitations	—	(8)
Balance at end of period	$379	$409

At March 31, 2013, the total amount of unrecognized tax benefits was $379 million ($409 million at December 31, 2012), of which $368 million would impact the effective tax rate, if recognized ($392 million at December 31, 2012).

Interest and penalties associated with uncertain tax positions, including the matters that resulted in the adjustment of uncertain tax positions during the first quarter of 2013, are recognized as components of "Provision for income taxes," and totaled a benefit of $133 million at March 31, 2013 ($1 million charge at March 31, 2012). The Company's accrual for interest and penalties was $47 million at March 31, 2013 ($131 million at December 31, 2012).

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides an analysis of the changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2013 and 2012:

Accumulated Other Comprehensive Income (Loss)	Three Months Ended
In millions	Mar 31, 2013	Mar 31, 2012
Unrealized Gains on Investments at beginning of year	$147	$78
Net change in unrealized gains	20	61
Reclassification to earnings - Net sales (net of tax of $9, $3) (1)	(15)	(4)
Balance at end of period	$152	$135
Cumulative Translation Adjustments at beginning of year	328	72
Translation adjustments	(352)	282
Balance at end of period	$(24)	$354
Pension and Other Postretirement Benefit Plans at beginning of year	(7,995)	(6,134)
Adjustments to pension and other postretirement benefit plans (net of tax of $67, $44) (1) (2)	141	85
Balance at end of period	$(7,854)	$(6,049)
Accumulated Derivative Income (Loss) at beginning of year	4	(12)
Net hedging results (3)	26	(19)
Reclassification to earnings - Cost of sales (net of tax of $1, $5) (1) (3) (4)	2	5
Balance at end of period	$32	$(26)
Total Accumulated Other Comprehensive Loss	$(7,694)	$(5,586)

(1)	Tax amounts are included in "Provision for income taxes" in the consolidated statements of income.

(2)	Included in net periodic pension cost. See Note 12 for additional information.

(3)	Accumulated Derivative Income (Loss) activity for 2012 was reclassified in accordance with newly implemented ASU 2013-02.

(4)	Presentation of the tax component for 2012 was changed to conform to the current year presentation.

NOTE 17 – OPERATING SEGMENTS AND GEOGRAPHIC AREAS
During the first quarter of 2013, the Company's Performance Plastics segment combined Dow Performance Packaging, Dow Hygiene and Medical, and Dow Polypropylene Licensing and Catalyst businesses into a newly created Dow Packaging and Specialty Plastics business to better align with the markets and customers served. The Performance Plastics businesses, which are reflected in the following updated profile for the segment, are as follows:

•	Dow Elastomers

•	Dow Electrical and Telecommunications

•	Dow Packaging and Specialty Plastics

There were no other changes to Part I, Item I. Business included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Performance Plastics
The Performance Plastics segment consists of the solution-oriented portfolio of Dow Elastomers, Dow Electrical and Telecommunications, and Dow Packaging and Specialty Plastics. These businesses serve high-growth, high value sectors where Dow's world-class technology and rich innovation pipeline creates competitive advantages for customers and the entire value chain. Dow Elastomers is the largest and most profitable global producer of polyolefin elastomers and the largest metallocene ethylene propylene diene monomer ("EPDM") producer providing a cost-advantaged position. Dow Electrical and Telecommunications is a pioneer in the production of polymers for wire and cable applications. Dow Packaging and Specialty Plastics is a leading materials supplier of polyethylene based resins, films and specialty polymers for strategic segments within its five global target market sectors - performance packaging, hygiene and medical, adhesives and functional materials, industrial specialties and photovoltaic films.

These businesses also have complementary market reach, asset capabilities and technology platforms that provide the Company with immediate and long-term growth synergies. The segment has broad geographic reach with sales in more than 100 countries and manufacturing facilities located in all geographic areas. Market growth is expected to be driven by major shifts in population demographics, improving socioeconomic status in emerging geographies, consumer and brand owner demand for increased consumer convenience, efforts to reduce food waste, growth in telecommunications networks, specifically broadband and LTE networks, and global development of electrical transmission and distribution infrastructure and renewable energy applications.

Details on Performance Plastics' 2012 sales, by business and geographic area, are as follows:

2012 Sales by Business
DOW ELASTOMERS
DOW ELECTRICAL AND TELECOMMUNICATIONS
DOW PACKAGING AND SPECIALTY PLASTICS
OTHER

2012 Sales by Geography

ASIA PACIFIC
EMEA
LATIN AMERICA
NORTH AMERICA

Products
Major products by business and applications/market segments are listed below:

Business	Major Products	Applications/Market Segments
Dow Elastomers	Elastomers, plastomers, EPDMs	Adhesives, footwear, housewares, infrastructure, sports recreation, toys and infant products, transportation
Dow Electrical and Telecommunications	Wire and cable insulation, semiconductive and jacketing compound solutions, bio-based plasticizers	Building and construction, electrical transmission and distribution infrastructure, telecommunications infrastructure
Dow Packaging and Specialty Plastics	Polyethylene, low-density polyethylene, linear low-density polethylene, high-density polyethylene, polyolefin emulsions, polyolefin plastomers, acrylics
Adhesives; flexible packaging for food and beverages; rigid packaging for food, household goods and industrial products; medical end-use; personal care products; sealants; unitization films; and water, natural gas and irrigation pipe

Transfers of products between operating segments are generally valued at cost. However, transfers of products to Agricultural Sciences from other segments are generally valued at market-based prices; the revenues generated by these transfers in the first three months of 2013 and 2012 were immaterial and eliminated in consolidation.

Operating Segments	Three Months Ended
In millions	Mar 31, 2013	Mar 31, 2012
Sales by operating segment
Electronic and Functional Materials	$1,141	$1,121
Coatings and Infrastructure Solutions	1,667	1,703
Agricultural Sciences	2,103	1,838
Performance Materials	3,328	3,473
Performance Plastics	3,498	3,591
Feedstocks and Energy	2,556	2,935
Corporate	90	58
Total	$14,383	$14,719
EBITDA (1) by operating segment
Electronic and Functional Materials	$273	$243
Coatings and Infrastructure Solutions	186	204
Agricultural Sciences	484	451
Performance Materials	440	332
Performance Plastics	952	718
Feedstocks and Energy	240	198
Corporate	(355)	(438)
Total	$2,220	$1,708
Equity in earnings (losses) of nonconsolidated affiliates by operating segment (included in EBITDA)
Electronic and Functional Materials	$17	$19
Coatings and Infrastructure Solutions	26	22
Agricultural Sciences	2	1
Performance Materials	(23)	(17)
Performance Plastics	57	34
Feedstocks and Energy	159	125
Corporate	(8)	(15)
Total	$230	$169

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

Reconciliation of EBITDA to “Income Before Income Taxes”	Three Months Ended
In millions	Mar 31, 2013	Mar 31, 2012
EBITDA	$2,220	$1,708
- Depreciation and amortization	668	679
+ Interest income	8	6
- Interest expense and amortization of debt discount	296	329
Income Before Income Taxes	$1,264	$706

Geographic Areas	Three Months Ended
In millions	Mar 31, 2013	Mar 31, 2012
Sales by geographic area
United States	$4,814	$4,850
Europe, Middle East and Africa	4,915	5,367
Rest of World	4,654	4,502
Total	$14,383	$14,719

(Unaudited)	The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

•
The Company reported sales in the first quarter of 2013 of $14.4 billion, down 2 percent from $14.7 billion in the first quarter of 2012, despite a quarterly sales record in Agricultural Sciences (up 14 percent). The sales decline was led by Feedstocks and Energy (down 13 percent).

•
Price was up 1 percent compared with the same period last year, driven by price increases in Agricultural Sciences (up 3 percent), Performance Materials and Feedstocks and Energy (both up 1 percent). Price increased in all geographic areas, except Asia Pacific (down 2 percent), primarily due to the impact of currency.

•
Volume declined 3 percent compared with the same quarter last year with the most pronounced decrease in Feedstocks and Energy (down 14 percent). Agricultural Sciences reported a double-digit volume increase (up 11 percent). Volume declines in Europe, Middle East and Africa ("EMEA") (down 10 percent) more than offset an increase in Latin America (up 6 percent). Volume remained flat in North America and Asia Pacific.

•
Purchased feedstock and energy costs, which account for more than one-third of Dow’s total costs, decreased 5 percent or $289 million compared with the first quarter of 2012. The decrease in these costs was primarily due to lower feedstock prices in the United States resulting from increased supply of shale gas and natural gas liquids as well as lower naphtha prices in Europe.

•
Research and development expenses and selling, general and administrative expenses increased in the first quarter of 2013 compared with the same period last year, primarily due to growth initiatives in the Agricultural Sciences operating segment.

•
Equity earnings were $230 million in the first quarter of 2013, up $61 million from $169 million in the first quarter of 2012, primarily due to higher earnings from The Kuwait Olefins Company K.S.C., EQUATE Petrochemical Company K.S.C., MEGlobal and Univation Technologies, LLC.

In addition to the financial highlights listed above, the Company also made the following announcements during the first quarter of 2013:

•	On February 13, 2013, the Board of Directors approved a share buy-back program, authorizing up to $1.5 billion to be spent on the repurchase of the Company's common stock over a period of time.

•
On March 4, 2013, the International Court of Arbitration of the International Chamber of Commerce released the Final Award in the arbitration case between the Company and Petrochemical Industries Company (K.S.C.) related to the K-Dow transaction. The final interest and costs awarded to the Company is $318 million, as of February 28, 2013, and is in addition to the Partial Award of $2.16 billion announced in May 2012. As of March 31, 2013, the total amount owed to the Company, including interest, is $2.49 billion. See Gain Contingency-Matters Involving the Formation of K-Dow Petrochemicals in Note 8 to the Consolidated Financial Statements; and Other Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information on the K-Dow Matter.

•
On March 14, 2013, the Company announced the Dow Plastics Additives and Dow Polypropylene Licensing and Catalysts business units are being marketed for divestment, as part of the Company's ongoing commitment to portfolio management.

•
On March 18, 2013, the Company announced it intends to build several new Performance Plastics production units on the U.S. Gulf Coast, further connecting the Company's U.S. manufacturing operations with cost-advantaged feedstocks resulting from increasing supplies of shale gas in North America. The Company is currently exploring specific location options on the U.S. Gulf Coast, with final investment locations to be determined at a later date.

•
On March 18, 2013, the Company entered into an initial agreement for a long-term ethylene off-take arrangement with a new joint venture to be formed between Idemitsu Kosan Co., Ltd. and Mitsui & Co., Ltd., of Tokyo, Japan. The joint venture will produce linear alpha olefins which are used as comonomers throughout Dow's Performance Plastics businesses.

Selected Financial Data	Three Months Ended
In millions, except per share amounts	Mar 31, 2013	Mar 31, 2012
Net sales	$14,383	$14,719

Cost of sales	$11,707	$12,285
Percent of net sales	81.4%	83.5%

Research and development expenses	$435	$405
Percent of net sales	3.0%	2.8%

Selling, general and administrative expenses	$772	$707
Percent of net sales	5.4%	4.8%

Effective tax rate	47.8%	26.3%

Net income available for common stockholders	$550	$412

Earnings per common share – basic	$0.46	$0.35
Earnings per common share – diluted	$0.46	$0.35

Operating rate percentage	82%	83%

RESULTS OF OPERATIONS
Net sales in the first quarter of 2013 were $14.4 billion, down 2 percent from $14.7 billion in the first quarter of last year, with price up 1 percent and volume down 3 percent. Price increased in Agricultural Sciences (up 3 percent) and Performance Materials and Feedstocks and Energy (each up 1 percent), remained flat in Coatings and Infrastructure Solutions and Performance Plastics, and declined in Electronic and Functional Materials (down 1 percent). Price increased in all geographic areas except Asia Pacific (down 2 percent, primarily due to currency). Volume declined in all operating segments except Agricultural Sciences (up 11 percent) and Electronic and Functional Materials (up 3 percent), with the most pronounced decrease in Feedstocks and Energy (down 14 percent). Volume declined in EMEA (down 10 percent), remained flat in North America and Asia Pacific, and increased in Latin America (up 6 percent).

Gross margin was $2.7 billion in the first quarter of 2013, up from $2.4 billion in the first quarter of last year. Gross margin increased primarily due to the impact of higher selling prices and lower purchased feedstock and energy costs which more than offset decreased sales volume. Gross margin was also negatively impacted by $11 million of restructuring plan implementation costs in the first quarter of 2013.

The Company’s global plant operating rate was 82 percent of capacity in the first quarter of 2013, down from 83 percent in the first quarter of 2012.

Personnel count was 53,444 at March 31, 2013, down from 54,353 at December 31, 2012 and up from 51,528 at March 31, 2012. Headcount decreased from December 31, 2012 primarily due to restructuring programs, which are expected to be completed primarily by December 31, 2014. Headcount increased from March 31, 2012 primarily in the Agricultural Sciences operating segment due to growth initiatives and the inclusion of seasonal employees as part of the Company's personnel count.

Research and development (“R&D”) expenses totaled $435 million in the first quarter of 2013, up 7 percent from $405 million in the first quarter of last year, primarily due to ongoing growth initiatives in the Agricultural Sciences operating segment.

Selling, general and administrative (“SG&A”) expenses totaled $772 million in the first quarter of 2013, up $65 million (9 percent) from $707 million in the first quarter of last year, primarily due to ongoing growth initiatives in the Agricultural Sciences operating segment.

Amortization of intangibles was $115 million in the first quarter of 2013, down from $122 million in the first quarter of last year. See Note 5 to the Consolidated Financial Statements for additional information on intangible assets.

On March 27, 2012, the Company's Board of Directors approved a restructuring plan ("1Q12 Restructuring") as part of a series of actions to optimize its portfolio, respond to changing and volatile economic conditions, particularly in Western Europe, and to advance the Company's Efficiency for Growth program. As a result of the 1Q12 Restructuring activities, the Company recorded pretax restructuring charges of $357 million in the first quarter of 2012. See Note 3 to the Consolidated Financial Statements for details on the Company's restructuring activities.

Dow’s share of the earnings of nonconsolidated affiliates was $230 million in the first quarter of 2013, up from $169 million in the same quarter last year primarily due to higher earnings from The Kuwait Olefins Company K.S.C., EQUATE Petrochemical Company K.S.C., MEGlobal and Univation Technologies, LLC.

Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income (expense) – net in the first quarter of 2013 was net expense of $32 million, a decrease of $49 million compared with net income of $17 million in the same quarter last year. The first quarter of 2013 included a $60 million loss on the early extinguishment of debt (reflected in Corporate), offset by foreign currency exchange gains and a non-income tax related refund. In the first quarter of 2012, sundry income (expense) – net included gains related to a divestiture and asset sales, a $24 million loss on the early extinguishment of debt (reflected in Corporate) and foreign currency exchange losses. See Note 10 to the Consolidated Financial Statements for additional information related to the early extinguishment of debt.

Net interest expense (interest expense less capitalized interest and interest income) was $288 million in the first quarter of 2013, compared with $323 million in the first quarter of last year. The decline reflects the Company's ongoing deleveraging activities and lower debt financing costs. Interest income was $8 million in the first quarter of 2013, compared with $6 million in the first quarter of 2012.

The effective tax rate for the first quarter of 2013 was 47.8 percent compared with 26.3 percent for the first quarter of 2012. The Company's effective tax rate fluctuates based on, among other factors, where income is earned, reinvestment assertions regarding earned income and the level of income relative to tax credits available. For example, as the percentage of foreign sourced income increases, the Company's effective tax rate declines. The Company's tax rate is also influenced by the level of equity earnings, since most of the earnings from the Company's equity company investments are taxed at the joint venture level. The increase in the first quarter of 2013 tax rate compared with the first quarter of 2012 tax rate was primarily due to a $223 million tax charge related to court rulings on two separate matters that resulted in the adjustment of uncertain tax positions. See Note 15 to the Consolidated Financial Statements for additional information on income taxes.

Net income attributable to noncontrolling interests was $25 million in the first quarter of 2013, up slightly from $23 million in the first quarter of 2012.

Preferred stock dividends of $85 million were recognized in the first quarters of 2013 and 2012, related to the Company’s Cumulative Convertible Perpetual Preferred Stock, Series A.

Net income available for common stockholders was $550 million, or $0.46 per share, in the first quarter of 2013, compared with $412 million, or $0.35 per share, in the first quarter of 2012.

The following table summarizes the impact of certain items recorded in the three months ended March 31, 2013 and March 31, 2012, and previously described in this section:

Certain Items Impacting Results	Pretax Impact (1)		Impact on Net Income (2)		Impact on EPS (3)
	Three Months Ended		Three Months Ended		Three Months Ended
In millions, except per share amounts	Mar 31, 2013	Mar 31, 2012	Mar 31, 2013	Mar 31, 2012	Mar 31, 2013	Mar 31, 2012
Cost of sales:
Restructuring plan implementation costs	$(11)	$—	$(7)	$—	$(0.01)	$—
Selling, general and administrative expenses:
Restructuring plan implementation costs	(1)	—	(1)	—	—	—
Restructuring charges	—	(357)	—	(287)	—	(0.25)
Sundry income (expense) - net:
Loss on early extinguishment of debt	(60)	(24)	(38)	(15)	(0.03)	(0.01)
Provision for income taxes:
Uncertain tax position adjustments	—	—	(223)	—	(0.19)	—
Total	$(72)	$(381)	$(269)	$(302)	$(0.23)	$(0.26)

(1)	Impact on "Income Before Income Taxes."

(2)	Impact on "Net Income Available for The Dow Chemical Company Common Stockholders."

(3)	Impact on "Earnings per common share - diluted."

OUTLOOK
The Company's focus remains on implementing specific plans to accelerate near-term value creation - organically growing attractive, high-growth businesses, while improving businesses where the return on capital is not meeting expectations, and leveraging the strength of its advantaged feedstock position and flexibility. Importantly, the Company continues to review its entire portfolio to identify other divestitures or strategic actions it can take to optimize value for shareholders.
Dow continues to benefit from the ongoing strength of its growth segments, such as Agricultural Sciences, Electronic and Functional Materials and Performance Plastics - where Dow's industry-leading technology positions, integrated portfolio and broad geographic presence are enabling steady growth.
The Company's operating plans do not call for material macroeconomic improvements in 2013 compared with 2012. Given persistent volatility and uncertainty, this remains the right mindset for operating the Company. Modest improvements in the United States have been dampened by continuing uncertainty in China and Europe. These mixed conditions, coupled with ongoing feedstock volatility, are driving cautious customer purchasing patterns.
Despite the lingering uncertainty in the operating environment, Dow will continue to execute on its near-term strategy - driving disciplined improvements in the portfolio. The Company's cost and cash flow measures continue to take hold, which are expected to gain momentum as the year progresses.

SEGMENT RESULTS
The Company uses EBITDA (which Dow defines as earnings (i.e., "Net Income") before interest, income taxes, depreciation and amortization) as its measure of profit/loss for segment reporting purposes. EBITDA by operating segment includes all operating items relating to the businesses, except depreciation and amortization; items that principally apply to the Company as a whole are assigned to Corporate. Additional information regarding the Company’s operating segments and a reconciliation of EBITDA to “Income Before Income Taxes” can be found in Note 17 to the Consolidated Financial Statements.

ELECTRONIC AND FUNCTIONAL MATERIALS
The Electronic and Functional Materials segment consists of two businesses – Dow Electronic Materials and Functional Materials – and includes a portion of the Company’s share of the results of Dow Corning Corporation ("Dow Corning"), a joint venture of the Company. Dow Electronic Materials includes Display Technologies, Growth Technologies, Interconnect Technologies and Semiconductor Technologies. Functional Materials includes Dow Consumer and Industrial Solutions, Dow Microbial Control, and Dow Pharma and Food Solutions.

Electronic and Functional Materials	Three Months Ended
In millions	Mar 31, 2013	Mar 31, 2012
Sales	$1,141	$1,121
Price change from comparative period	(1)%	N/A
Volume change from comparative period	3%	N/A
Equity earnings	$17	$19
EBITDA	$273	$243
Certain items impacting EBITDA	$—	$(17)

Electronic and Functional Materials sales were $1,141 million in the first quarter of 2013, up from $1,121 million in the first quarter of 2012. Volume increased 3 percent due to higher demand for consumer electronics, acrolein and specialty cellulosics used in food and pharmaceutical applications. Price declined 1 percent as increases in North America and EMEA were more than offset by price decreases in Latin America and Asia Pacific.

Dow Electronic Materials sales in the first quarter of 2013 decreased 2 percent from the same quarter last year with price down 3 percent and volume up 1 percent. The decrease in price was driven by continued competitive pricing pressure and the unfavorable impact of currency, primarily due to the weakening Japanese yen. The increase in volume reflects higher demand for chemical mechanical planarization pads and slurries and higher demand for organic light emitting diodes used in flat panel displays. These increases were partially offset by lower demand for printed circuit boards used in personal computers and lower demand for optical filters used in television and other displays.

Functional Materials sales in the first quarter of 2013 improved 5 percent from the the same quarter last year due entirely to volume gains. Volume increased in all geographic areas driven by higher acrolein sales, higher demand for cellulosics used in food and pharmaceutical applications and increased demand for specialty materials used in energy applications.

EBITDA in the first quarter of 2013 was $273 million, up from $243 million in the first quarter of 2012. EBITDA improved from last year as increased sales volume and lower SG&A costs more than offset lower selling prices and lower equity earnings from Dow Corning. EBITDA for the first quarter of 2012 was negatively impacted by $17 million in restructuring charges related to the write-off of a canceled capital project.

In July 2012, the Chinese Ministry of Commerce ("MOFCOM") initiated antidumping and countervailing duty investigations of imports of solar-grade polycrystalline silicon products from the United States and Korea based on a petition filed by Chinese solar-grade polycrystalline silicon producers. Dow Corning, as a provider of solar-grade polycrystalline silicon product, is contesting the allegations. Dow Corning has and will continue to cooperate with MOFCOM in the investigations. The outcome of this matter remains uncertain.

COATINGS AND INFRASTRUCTURE SOLUTIONS
The Coatings and Infrastructure Solutions segment consists of the following businesses: Dow Building and Construction, Dow Coating Materials, Dow Water and Process Solutions, and Performance Monomers; and includes a portion of the Company's share of the results of Dow Corning Corporation, a joint venture of the Company.

Coatings and Infrastructure Solutions	Three Months Ended
In millions	Mar 31, 2013	Mar 31, 2012
Sales	$1,667	$1,703
Price change from comparative period	—%	N/A
Volume change from comparative period	(2)%	N/A
Equity earnings	$26	$22
EBITDA	$186	$204
Certain items impacting EBITDA	$—	$(41)

Coatings and Infrastructure Solutions sales were $1,667 million in the first quarter of 2013, down 2 percent from $1,703 million in the first quarter of 2012, entirely due to volume. Dow Building and Construction volume declined due to weak construction activity in EMEA and slower non-residential construction activity in North America. Performance Monomers volume was higher in Asia Pacific; however, this was more than offset by lower demand in other geographic areas due to the impact of price/volume optimization efforts. Dow Coating Materials volume was flat as higher demand for industrial coatings and architectural coatings in North America and Asia Pacific was offset by lower demand for these products in EMEA and Latin America. Dow Water and Process Solutions volume increased in most geographic areas, due to increased demand for ion exchange resins and reverse osmosis membranes. Compared with the same quarter last year, price was higher in Performance Monomers and Dow Coating Materials, most notably in North America, as these businesses maintained a continuing focus on improving margins. These price increases were more than offset by price declines in Dow Building and Construction and Dow Water and Process Solutions, primarily in Asia Pacific due to the unfavorable impact of currency.

EBITDA in the first quarter of 2013 was $186 million, down from $204 million in the first quarter of 2012. EBITDA for the first quarter of 2013 decreased from the same quarter last year due to higher costs related to planned maintenance turnarounds, higher feedstock and energy and other raw material costs and lower sales volume. EBITDA for the first quarter of 2012 was negatively impacted by $41 million of restructuring charges, consisting of asset write-downs and write-offs of $37 million and costs associated with exit or disposal activities of $4 million.

In July 2012, the Chinese Ministry of Commerce ("MOFCOM") initiated antidumping and countervailing duty investigations of imports of solar-grade polycrystalline silicon products from the United States and Korea based on a petition filed by Chinese solar-grade polycrystalline silicon producers. Dow Corning, as a provider of solar-grade polycrystalline silicon product, is contesting the allegations. Dow Corning has and will continue to cooperate with MOFCOM in the investigations. The outcome of this matter remains uncertain.

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

Agricultural Sciences	Three Months Ended
In millions	Mar 31, 2013	Mar 31, 2012
Sales	$2,103	$1,838
Price change from comparative period	3%	N/A
Volume change from comparative period	11%	N/A
Equity earnings	$2	$1
EBITDA	$484	$451

Agricultural Sciences sales were $2,103 million in the first quarter of 2013, up 14 percent from $1,838 million in the first quarter of 2012 and a quarterly sales record for the segment. Compared with the first quarter of 2012, volume increased 11 percent and price increased 3 percent. Double-digit volume growth was reported in North America and Latin America as customers continued to adopt new seed technologies, which more than offset declines in Asia Pacific and EMEA. Price increased in all geographic areas except Asia Pacific, which was impacted by strong generic pricing pressure of commodity products in Australia. The Crop Protection and Seeds, Traits and Oils businesses set new quarterly sales records. Crop Protection reported 7 percent sales growth in the quarter, with double-digit volume gains in Latin America and North America. Pyroxsulam cereal herbicide reported strong sales gains, despite adverse weather conditions and a late start to the season in key cereal growing regions in northern Europe. Seeds, Traits and Oils reported 37 percent sales growth in the quarter driven by strong performance in North America and Latin America, which continued to benefit from the continued introduction and adoption of new SmartStax® seed technologies. The healthy oils portfolio also reported strong growth, with sales more than doubling from the same period last year.

EBITDA for the first quarter of 2013 was $484 million, a quarterly record for the segment and up from $451 million in the first quarter of 2012. Compared with the same quarter last year, EBITDA improved primarily due to sales growth, which more than offset increased SG&A and R&D expenses related to growth initiatives.

PERFORMANCE MATERIALS
The Performance Materials segment consists of the following businesses: Amines; Chlorinated Organics; Dow Automotive Systems; Dow Formulated Systems; Dow Oil and Gas; Dow Plastics Additives; Epoxy; Oxygenated Solvents; Polyglycols, Surfactants and Fluids; Polyurethanes; and Propylene Oxide/Propylene Glycol ("PO/PG"). The segment also includes the results of Map Ta Phut Olefins Company Limited and a portion of the results of Sadara Chemical Company, both joint ventures of the Company.

Performance Materials	Three Months Ended
In millions	Mar 31, 2013	Mar 31, 2012
Sales	$3,328	$3,473
Price change from comparative period	1%	N/A
Volume change from comparative period	(5)%	N/A
Equity losses	$(23)	$(17)
EBITDA	$440	$332
Certain items impacting EBITDA	$—	$(186)

Performance Materials sales were $3,328 million in the first quarter of 2013, down 4 percent from $3,473 million in the first quarter of 2012. Price increased 1 percent compared with the first quarter of last year. Price trends varied across the businesses as higher propylene, energy and other raw material costs drove modest price increases in most businesses. From a geographic perspective, price was higher in North America and EMEA and lower in Latin America and Asia Pacific. Volume was down 5 percent as lower demand and price/volume optimization efforts resulted in decreases across all geographic areas and most businesses. Polyurethanes volume decreased as stable demand in the appliance industry was more than offset by weakness in the furniture and bedding industries and business decisions to improve product mix. Oxygenated Solvents reported lower sales primarily due to lower licensing revenue. Epoxy reported a double-digit volume decline largely due to weakness in phenolics and epoxy resins. Dow Oil and Gas reported strong volume growth across all geographic areas, with double-digit increases in Latin America, Asia Pacific and EMEA. PO/PG volume was higher as winter weather conditions in Europe contributed to increased demand in the de-icing market segment.
EBITDA for the first quarter of 2013 was $440 million, up from $332 million in the first quarter of 2012. EBITDA for the first quarter of 2012 was negatively impacted by $186 million of restructuring charges related to the shutdown/consolidation of assets in the Polyurethanes and Epoxy businesses in Brazil, Texas, and Germany, and the cancellation of a capital project. Additionally, compared with the same period last year, decreased sales volume, lower equity earnings, and higher propylene, energy and other raw material costs more than offset higher selling prices and improved operating rates.

On March 14, 2013, the Company announced the Dow Plastics Additives business is being marketed for divestment, as part of the Company's ongoing commitment to portfolio management.

PERFORMANCE PLASTICS
The Performance Plastics segment is a solutions-oriented portfolio comprised of Dow Elastomers; Dow Electrical and Telecommunications; and Dow Packaging and Specialty Plastics. The Performance Plastics segment also includes the results of Univation Technologies, LLC, as well as a portion of the results of EQUATE Petrochemical Company K.S.C. ("EQUATE"), The Kuwait Olefins Company K.S.C., The SCG-Dow Group and Sadara Chemical Company, all joint ventures of the Company.

Performance Plastics	Three Months Ended
In millions	Mar 31, 2013	Mar 31, 2012
Sales	$3,498	$3,591
Price change from comparative period	—%	N/A
Volume change from comparative period	(3)%	N/A
Equity earnings	$57	$34
EBITDA	$952	$718

Performance Plastics sales in the first quarter of 2013 were $3,498 million, down 3 percent from $3,591 million in the first quarter of 2012 with volume down 3 percent and price unchanged. Dow Packaging and Specialty Plastics prices were higher in all geographic areas except North America as low industry inventories allowed producers to increase prices and focus on higher margin products and customers. Dow Packaging and Specialty Plastics prices in North America were lower due to declining feedstock and energy costs. Dow Elastomers prices were lower in all geographic areas as the result of lower feedstock and energy costs and increased industry capacity which contributed to greater product availability. Dow Elastomers prices in Asia Pacific were also negatively impacted by a forecast of lower vehicle production rates in the automotive industry. Dow Electrical and Telecommunication prices were higher in North America and EMEA; however, this was negated by lower prices, including the unfavorable impact of currency, in Asia Pacific. Dow Packaging and Specialty Plastics volume was lower as higher demand in North America and Latin America was offset by volume declines in EMEA and Asia Pacific. Volume in EMEA was down significantly, reflecting the Company's shutdown of a non-competitive high density polyethylene production facility at Tessenderlo, Belgium. Dow Elastomers volume was higher in all geographic areas except EMEA, reflecting higher demand in the transportation and adhesives industries and significant customer inventory restocking. Dow Electrical and Telecommunication volume was lower in all geographic areas except EMEA. Telecommunication industry demand was lower in Latin America and North America while in Asia Pacific volume was impacted by reduced product availability.

EBITDA in the first quarter of 2013 was $952 million, up from $718 million in the first quarter of 2012. EBITDA improved due to the impact of lower U.S. Gulf Coast feedstock costs, lower other raw material costs and improved equity earnings from EQUATE and Univation Technologies, LLC which more than offset higher spending for planned maintenance turnarounds and lower sales volume.

During the first quarter of 2013, the Company made the following announcements which impact the Performance Plastics operating segment:

•	The Dow Polypropylene Licensing and Catalysts business is being marketed for divestment, as part of the Company's ongoing commitment to portfolio management.

•
The Company intends to build several new Performance Plastics production units on the U.S. Gulf Coast. These projects will be integrated with cost-advantaged feedstocks and will support the profitable growth of the Company's high value Performance Plastics franchise. The Company is currently exploring specific location options on the U.S. Gulf Coast, with final investment locations to be determined at a later date.

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

Feedstocks and Energy	Three Months Ended
In millions	Mar 31, 2013	Mar 31, 2012
Sales	$2,556	$2,935
Price change from comparative period	1%	N/A
Volume change from comparative period	(14)%	N/A
Equity earnings	$159	$125
EBITDA	$240	$198

Feedstocks and Energy sales were $2,556 million in the first quarter of 2013, down 13 percent from $2,935 million in the first quarter of 2012, driven by a 14 percent decrease in volume and a 1 percent increase in price.

Sales of the Hydrocarbons business decreased 16 percent in the first quarter of 2013, due to an 18 percent decrease in volume and 2 percent increase in price. Volume declined primarily from the expiration of propylene supply contracts related to the divestiture of Dow's polypropylene business, a reduction in co-product availability due to reduced ethylene production and lighter feedslates in Europe.

Energy sales increased 10 percent in the first quarter of 2013, driven by volume increases in North America. Sales for the Energy business are primarily opportunistic merchant sales driven by market conditions and sales to customers located on Dow manufacturing sites.

The Company uses derivatives of crude oil and natural gas as feedstocks in its ethylene facilities. In addition, the Company purchases electric power, benzene, ethylene and propylene to supplement internal production, as well as other raw materials. The Company's cost of purchased feedstocks and energy in the first quarter of 2013 decreased $289 million, or 5 percent, compared with the same quarter last year. The cost of purchased feedstocks decreased primarily due to lower feedstock prices in the United States resulting from increased supply of shale gas and natural gas liquids. In addition, lower naptha prices in Europe also contributed to the decline.

The Chlor-Alkali/Chlor-Vinyl business reported a 10 percent decrease in sales in the first quarter of 2013 compared with the same period last year, with price flat and volume down 10 percent. Volume declines were driven primarily by lower vinyl chloride monomer ("VCM") sales in the U.S. Gulf Coast due to unplanned ethylene dichloride and VCM production issues.

EO/EG sales were up 10 percent in the first quarter of 2013, driven by a 14 percent increase in volume that more than offset a 4 percent decrease in price. Volume growth was driven by increased demand for monoethylene glycol.

Feedstocks and Energy EBITDA in the first quarter of 2013 was $240 million, up from $198 million in the first quarter of 2012 as volume declines were more than offset by lower feedstock and energy costs and higher equity earnings from The Kuwait Olefins Company K.S.C., MEGlobal and EQUATE. The Hydrocarbons business transfers materials to Dow's derivative businesses and the Energy business supplies utilities to Dow's businesses at net cost, resulting in EBITDA that is at or near break-even for these businesses.

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

In the first quarter of 2013, the Company entered into an initial agreement for a long-term ethylene off-take arrangement with a new joint venture to be formed between Idemitsu Kosan Co., Ltd. and Mitsui & Co., Ltd., of Tokyo, Japan. The joint venture will produce linear alpha olefins, a portion of which are used as comonomers by some of the Performance Plastics' businesses.

CORPORATE
Included in the results for Corporate are:

•	results of insurance company operations;

•	results of Ventures (which includes new business incubation platforms focused on identifying and pursuing new commercial opportunities);

•	Venture Capital;

•	gains and losses on sales of financial assets;

•	stock-based compensation expense and severance costs;

•	asbestos-related defense and resolution costs;

•	foreign exchange results;

•	non-business aligned technology licensing and catalyst activities;

•	environmental operations;

•	enterprise level mega project activities; and

•	certain corporate overhead costs and cost recovery variances not allocated to the operating segments.

Corporate	Three Months Ended
In millions	Mar 31, 2013	Mar 31, 2012
Sales	$90	$58
Equity losses	$(8)	$(15)
EBITDA	$(355)	$(438)
Certain items impacting EBITDA	$(72)	$(137)

Sales for Corporate, which primarily relate to the Company's insurance operations, were $90 million in the first quarter of 2013, up from $58 million the first quarter of 2012.

EBITDA in the first quarter of 2013 was a loss of $355 million, compared with a loss of $438 million in the first quarter of 2012. EBITDA in the first quarter of 2013 was negatively impacted by a $60 million loss related to the early extinguishment of debt as well as $12 million of implementation costs related to the Company's 2012 restructuring programs ("1Q12 Restructuring" and "4Q12 Restructuring"). Compared with the same period last year, EBITDA was impacted by foreign currency gains which more than offset increased performance-based compensation costs. EBITDA in the first quarter of 2012 was negatively impacted by the severance costs of $113 million related to the workforce reduction component of the Company's 1Q12 Restructuring plan as well as a $24 million loss related to the early extinguishment of debt.

SALES VOLUME AND PRICE BY OPERATING SEGMENT AND GEOGRAPHIC AREA

Sales Volume and Price by Operating Segment and Geographic Area	Three Months Ended
	Mar 31, 2013
Percentage change from prior year	Volume	Price	Total
Operating segments
Electronic and Functional Materials	3%	(1)%	2%
Coatings and Infrastructure Solutions	(2)	—	(2)
Agricultural Sciences	11	3	14
Performance Materials	(5)	1	(4)
Performance Plastics	(3)	—	(3)
Feedstocks and Energy	(14)	1	(13)
Total	(3)%	1%	(2)%
Geographic areas
United States	(1)%	—%	(1)%
Europe, Middle East and Africa	(10)	2	(8)
Rest of World	3	—	3
Total	(3)%	1%	(2)%

CHANGES IN FINANCIAL CONDITION
The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Three Months Ended
In millions	Mar 31, 2013	Mar 31, 2012
Cash provided by (used in):
Operating activities	$447	$(51)
Investing activities	(235)	(462)
Financing activities	(1,002)	(1,388)
Effect of exchange rate changes on cash	(14)	65
Net change in cash and cash equivalents	$(804)	$(1,836)

In the first three months of 2013, cash provided by operating activities increased compared with cash used by operating activities in the same period last year primarily due to increased earnings and lower pension contributions.

In the first three months of 2013, cash used in investing activities decreased compared with the same period last year primarily due to decreased investments in and loans to nonconsolidated affiliates, lower capital expenditures and increased proceeds from sales and maturities of investments.

In the first three months of 2013, cash used in financing activities decreased compared with the same period last year primarily due to the absence of the fourth quarter dividend payment (accelerated and paid in the fourth quarter of 2012). In the first three months of 2013, cash used in financing activities for payments on long-term debt decreased, reflecting the early redemption of $750 million of debt in the first quarter of 2013, compared with the early redemption of $1.25 billion of debt in the first quarter of 2012.

The Company had cash and cash equivalents of $3,514 million at March 31, 2013 and $4,318 million at December 31, 2012, of which $1,392 million at March 31, 2013 and $845 million at December 31, 2012 was held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. At March 31, 2013, management believed that sufficient liquidity was available in the United States. However, in the unusual event that additional foreign funds are needed in the United States, the Company has the ability to repatriate additional funds. The repatriation could result in an adjustment to the tax liability after considering available foreign tax credits and other tax attributes.

The restructuring activities related to the 1Q12 Restructuring and the 4Q12 Restructuring plans are expected to result in additional cash expenditures of approximately $382 million primarily through December 31, 2014 related to severance costs, contract cancellation fees, postretirement benefit plans curtailment costs and environmental remediation (see Note 3 to the Consolidated Financial Statements). The Company expects to incur additional costs in the future related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations, and to ensure competitiveness across its businesses and geographic areas. Future costs are expected to include demolition costs related to closed facilities and restructuring plan implementation costs; these costs will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

Management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

The following table presents working capital and certain balance sheet ratios:

Working Capital In millions	Mar 31, 2013		Dec 31, 2012
Current assets	$24,248		$23,684
Current liabilities	12,440		11,493
Working capital	$11,808		$12,191
Current ratio	1.95	:1	2.06	:1
Days-sales-outstanding-in-receivables	46		46
Days-sales-in-inventory	80		71

Days sales-in-inventory increased in the first quarter of 2013 as the Company added inventory ahead of seasonal demand and in anticipation of planned maintenance turnarounds in the second quarter of 2013.

As shown in the following table, net debt is equal to total gross debt minus "Cash and cash equivalents." As Dow continues to strengthen its balance sheet and increase financial flexibility, management is principally focused on net debt, as Dow believes this is the best measure of the Company’s financial leverage.

Total Debt In millions	Mar 31, 2013	Dec 31, 2012
Notes payable	$472	$396
Long-term debt due within one year	861	672
Long-term debt	18,753	19,919
Gross debt	$20,086	$20,987
Cash and cash equivalents	$3,514	$4,318
Net debt	$16,572	$16,669
Gross debt as a percent of total capitalization	47.6%	48.8%
Net debt as a percent of total capitalization	42.8%	43.1%

As part of its ongoing financing activities, Dow has the ability to issue promissory notes under its U.S. and Euromarket commercial paper programs. The Company had no commercial paper outstanding at March 31, 2013 or December 31, 2012. The Company maintains access to the commercial paper market at competitive rates.

In the event Dow has short-term liquidity needs and is unable to issue commercial paper under these programs for any reason, Dow has the ability to access liquidity through its committed and available credit facilities. The following table provides information related to the Company's credit facilities.

Committed and Available Credit Facilities at March 31, 2013
In millions	Effective Date	Committed Credit	Available Credit	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility ("Revolving Credit Facility")	October 18, 2011	$5,000	$5,000	October 2016	Floating rate
Bilateral Revolving Credit Facility	October 10, 2012	170	170	October 2016	Floating rate
Bilateral Revolving Credit Facility	March 12, 2013	100	100	March 2014	Floating rate
Bilateral Revolving Credit Facility	March 14, 2013	300	300	October 2016	Floating rate
Term Loan Facility	March 22, 2013	300	300	March 2016	Floating rate
Total Committed and Available Credit Facilities		$5,870	$5,870

On April 5, 2013, the Company drew $300 million on the Term Loan Facility. The term loan is due March 22, 2016.

On April 3, 2013, the Company entered into an additional $200 million Bilateral Revolving Credit Facility Agreement ("Credit Facility"). The Credit Facility has a maturity date of April 2016 and provides for interest at a floating rate, as defined in the agreement.

The Company has access to committed accounts receivable securitization facilities in the United States, Europe and Asia Pacific, from which amounts available for funding are based upon available and eligible accounts receivable within each of the facilities. These facilities are renewed annually. See Note 9 to the Consolidated Financial Statements for further information.

As a well-known seasoned issuer, the Company filed an automatic shelf registration for an unspecified amount of mixed securities with the SEC on February 19, 2010. Under this shelf registration, the Company may offer common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and stock purchase units with pricing and availability dependent on market conditions; and, on February 19, 2010, registered an unlimited amount of securities for issuance under the Company’s U.S. retail medium-term note program (InterNotes). The shelf registration was renewed on February 19, 2013. A new prospectus supplement for the InterNotes program under this shelf registration was filed on February 19, 2013.

At March 31, 2013, the Company had Euro 5 billion (approximately $6.4 billion) available for issuance under the Company’s Euro Medium Term Note Program renewed with the Commission de Surveillance du Secteur Financier, Luxembourg and the Luxembourg Stock Exchange on December 19, 2012, as well as Japanese yen 50 billion (approximately $530 million) of securities available for issuance under a shelf registration renewed with the Kanto Local Finance Bureau of the Ministry of Finance of Japan effective September 8, 2012.

On March 25, 2013, the Company redeemed $750 million aggregate principal amount of 7.6 percent notes due May 15, 2014, at a price of 107.8 percent of the principal amount of the notes, plus accrued and unpaid interest. As a result of this redemption, the Company realized a $60 million pretax loss on the early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in Corporate.

In the first three months of 2013, the Company issued $72 million aggregate principal amount of InterNotes and approximately $44 million of long-term debt was entered into by consolidated variable interest entities. The Company also redeemed $250 million of 5.6 percent notes that matured on March 15, 2013 and $64 million principal amount of InterNotes were redeemed at maturity.

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

Dow’s public debt instruments and documents for its private funding transactions contain, among other provisions, certain covenants and default provisions. The Company’s most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of the Company’s consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Revolving Credit Facility equals or exceeds $500 million. The ratio of the Company’s consolidated indebtedness to consolidated capitalization as defined in the Revolving Credit Facility was 0.45 to 1.00 at March 31, 2013. At March 31, 2013, management believes the Company was in compliance with all of its covenants and default provisions.

The Company’s credit rating is investment grade. The Company’s long-term credit ratings are BBB with a stable outlook (Standard & Poor’s), Baa2 with a stable outlook (Moody’s) and BBB with a stable outlook (Fitch). The Company's short-term credit ratings are A-2 (Standard & Poor's), P-2 (Moody's) and F2 (Fitch). If the Company's credit ratings are downgraded, borrowing costs will increase on certain indentures, and it could have a negative impact on the Company's ability to access credit markets.

Capital Expenditures
Capital spending was $346 million in the first quarter of 2013, compared with $402 million in the first quarter of 2012. The Company expects capital spending in 2013 to be approximately $2.1 billion.

Contractual Obligations
Information related to the Company’s contractual obligations, commercial commitments and expected cash requirements for interest at December 31, 2012 can be found in Notes 14, 16, 17, 18 and 22 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. With the exception of the items noted below, there have been no material changes in the Company’s contractual obligations since December 31, 2012.

The following table represents long-term debt obligations and expected cash requirements for interest at March 31, 2013, reflecting the redemption of debt and InterNotes, the issuance of new InterNotes and new debt entered into by consolidated variable interest entities during the first quarter of 2013 (see Note 10 to the Consolidated Financial Statements).

Contractual Obligations at March 31, 2013	Payments Due by Year
In millions	2013	2014	2015	2016	2017	2018 and beyond	Total
Long-term debt – current and noncurrent (1)	$508	$681	$1,712	$1,052	$1,220	$14,835	$20,008
Expected cash requirements for interest (2)	$945	$1,043	$992	$935	$913	$8,240	$13,068

(1)	Excludes unamortized debt discount of $394 million.

(2)	Cash requirements for interest was calculated using current interest rates at March 31, 2013, and includes interest on approximately $1.93 billion of various floating rate notes.

Contractual Obligations at December 31, 2012	Payments Due by Year
In millions	2013	2014	2015	2016	2017	2018 and beyond	Total
Long-term debt – current and noncurrent (1)	$672	$1,438	$1,712	$1,043	$1,212	$14,917	$20,994
Expected cash requirements for interest (2)	$1,154	$1,079	$1,000	$942	$921	$8,384	$13,480

(1)	Excludes unamortized debt discount of $403 million.

(2)	Cash requirements for interest was calculated using interest rates at December 31, 2012, and includes interest on approximately $1.94 billion of various floating rate notes.

Off-Balance Sheet Arrangements
The Company holds a variable interest in a joint venture accounted for under the equity method of accounting. The Company is not the primary beneficiary of the joint venture and therefore is not required to consolidate the entity (see Note 11 to the Consolidated Financial Statements). In addition, see Note 9 to the Consolidated Financial Statements for information regarding the transfer of financial assets.

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. The Company had outstanding guarantees at March 31, 2013 of $2,200 million, up from $2,181 million at December 31, 2012.

On March 31, 2013, the Company entered into a guarantee agreement (“Guarantee”) related to an expected bond issuance by Sadara Chemical Company (“Sadara”), a nonconsolidated affiliate. Sadara issued an Islamic bond ("sukuk") in the amount of SAR 7.5 billion ($2 billion) on April 2, 2013. The Guarantee of the sukuk is in proportion to the Company's 35 percent ownership interest in Sadara. This Guarantee is expected to expire at the end of 2017.

Additional information related to guarantees can be found in the “Guarantees” section of Note 8 to the Consolidated Financial Statements.

Fair Value Measurements
The Company’s assets and liabilities measured at fair value are classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation. Assets and liabilities that are traded on an exchange with a quoted price are classified as Level 1. Assets and liabilities are classified as Level 2 if they are valued based on a bid, bid evaluation, or by using observable market data points of similar, more liquid securities to imply the price. The custodian of the Company’s debt and equity securities uses multiple industry-recognized vendors for pricing information and established processes for validation and verification to assist the Company in its process for determining and validating fair values for these assets. For the Company's interests held in trade receivable conduits, classified as Level 3, the fair value is determined by calculating the expected amount of cash to be received using the key input of anticipated credit losses in the portfolio of receivables sold that have not yet been collected. Some pension or other postretirement benefit plan assets are held in funds where a net asset value is calculated based on the fair value of the underlying assets and the number of shares owned. The classification of the fund (Level 2 or 3 measurements) is determined based on the lowest level classification of significant holdings within the fund. For pension or other postretirement benefit plan assets classified as Level 3, the total fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity for the investment. The sensitivity of fair value estimates is immaterial relative to the assets and liabilities measured at fair value, as well as to the total equity of the Company. See Notes 7 and 9 to the Consolidated Financial Statements for the Company’s disclosures about fair value measurements.

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

Dividends
On February 13, 2013, the Board of Directors declared a quarterly dividend of $0.32 per common share, payable April 30, 2013 to stockholders of record on March 28, 2013. Since 1912, the Company has maintained or increased the amount of the quarterly dividend, adjusted for stock splits, with the exception of February 12, 2009. During this 101-year period, Dow has increased the amount of the quarterly dividend 49 times (approximately 12 percent of the time), reduced the dividend once in February 2009, and maintained the amount of the quarterly dividend approximately 88 percent of the time.

On February 13, 2013, the Board of Directors declared a quarterly dividend of $85 million to Cumulative Convertible Perpetual Preferred Stock, Series A shareholders of record on March 15, 2013, which was paid on April 1, 2013. Ongoing dividends related to Cumulative Convertible Perpetual Preferred Stock, Series A will accrue at the rate of $85 million per quarter, and are payable quarterly subject to Board of Directors’ approval.

OTHER MATTERS
Recent Accounting Guidance
See Note 2 to the Consolidated Financial Statements for a summary of recent accounting guidance.

Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 10-K”) describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Dow’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2012 10-K. Since December 31, 2012, there have been no material changes in the Company’s critical accounting policies.

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

	2013	2012
Claims unresolved at January 1	33,449	53,225
Claims filed	2,868	1,896
Claims settled, dismissed or otherwise resolved	(2,940)	(12,303)
Claims unresolved at March 31	33,377	42,818
Claimants with claims against both UCC and Amchem	(9,744)	(12,671)
Individual claimants at March 31	23,633	30,147

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

For additional information, see Asbestos-Related Matters of Union Carbide Corporation in Note 8 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings.

Matters Involving the Formation of K-Dow Petrochemicals
In February 2009, the Company initiated arbitration proceedings against Petrochemical Industries Company (K.S.C.) ("PIC") alleging that PIC breached the Joint Venture Formation Agreement related to the establishment of K-Dow, a proposed 50:50 global petrochemicals joint venture with PIC, by failing to close the transaction. In May 2012, the International Court of Arbitration of the International Chamber of Commerce ("ICC") awarded the Company $2.16 billion in damages ("Partial Award"), not including pre- and post-award interest and damages. On March 4, 2013, the ICC released the Final Award amount in the arbitration case covering the Company's claim for pre- and post-award interest and arbitration costs and awarded the Company $318 million, as of February 28, 2013. The Final Award is in addition to the Partial Award of $2.16 billion announced in May 2012. Both awards (Partial and Final) are binding and non-appealable. Post award interest will continue to accrue at the U.S. Prime rate until the Partial and Final Awards have been paid in full. As of March 31, 2013, the total amount owed to the Company, including interest, is $2.49 billion.

For additional information, see Gain Contingency-Matters Involving the Formation of K-Dow Petrochemicals in Note 8 to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 3. Quantitative and Qualitative Disclosures About Market Risk
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

The global nature of Dow’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global basis, the Company has assets, liabilities and cash flows in currencies other than the U.S. dollar. The primary objective of the Company’s foreign exchange risk management is to optimize the U.S. dollar value of net assets and cash flows, keeping the adverse impact of currency movements to a minimum. To achieve this objective, the Company hedges on a net exposure basis using foreign currency forward contracts, over-the-counter option contracts, cross-currency swaps, and non-derivative instruments in foreign currencies. Exposures primarily relate to assets, liabilities and bonds denominated in foreign currencies, as well as economic exposure, which is derived from the risk that currency fluctuations could affect the dollar value of future cash flows related to operating activities. The largest exposures are denominated in European currencies, the Japanese yen and the Canadian dollar, although exposures also exist in other currencies of Asia Pacific, Latin America, and India, Middle East and Africa.

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

Dow uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Company is a historical simulation model which captures co-movements in market rates across different instruments and market risk exposure categories. The historical simulation model uses a 97.5 percent confidence level and the historical scenario period includes at least six months of historical data. The March 31, 2013, 2012 year-end and 2012 average daily VAR for the aggregate of all positions are shown below. These amounts are immaterial relative to the total equity of the Company:

Total Daily VAR by Exposure Type		2012
In millions	At Mar 31, 2013	Year-end	Average
Interest rate	$161	$159	$166
Equities	$11	$12	$14
Commodities	$7	$7	$8
Foreign exchange	$3	$1	$2
Composite	$166	$159	$176

The Company’s daily VAR for the aggregate of all positions increased from a composite VAR of $159 million at December 31, 2012 to a composite VAR of $166 million at March 31, 2013. The slight increase in interest rate VAR is largely driven by an increase in duration of the outstanding liabilities which is only partially offset by reductions in debt outstanding. The equities VAR declined due to a decrease in equity exposure despite an increase in equity volatility. The commodities VAR remained flat as an increase in hedging activity was offset by a decline of commodity volatility. The foreign exchange VAR increased due to an increase in hedge activity, despite a decline in volatility. See Note 6 to the Consolidated Financial Statements for further disclosure regarding market risk.

The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 4. Controls and Procedures

CONTROLS AND PROCEDURES
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

The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred during the first quarter of 2013. For a summary of the history and current status of this matter, see Note 8 to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

Environmental Matters
Following a 2008 Risk Management Program ("RMP") inspection by the Environmental Protection Agency ("EPA") at the Company's Freeport, Texas manufacturing facility, the EPA determined that the facility had two deficiencies in its then-applicable RMP plan. Although EPA Region Six officials have confirmed that all corrective actions were made within a reasonable period of time, the EPA is seeking to collect an administrative penalty in excess of $100,000. During the first quarter of 2013, the Company and the EPA entered into a proposed settlement that would include an administrative penalty of $134,500 of which $82,000 would be paid to the EPA and $52,500 would be furnished through a Supplemental Environmental Project. The settlement will not be final until entry of the settlement by a federal court.

Derivative Litigation
On March 6, 2013, Jeffrey Kaufman, purportedly in the name of and on behalf of the Company, commenced an action in the United States District Court for the District of Delaware against the Company and certain officers and directors of the Company (“Defendants”) alleging, among other things, that between 2007-2012, Defendants violated federal securities and state law surrounding equity awards and disclosures involving the 1988 Award and Option Plan and the 2012 Stock Incentive Plan (the “Plans”) with respect to the tax-deductible nature of certain awards under the Plans. The relief sought in this litigation includes the recovery of certain equity awards and injunctive relief, as well as monetary damages and attorneys' fees. The Company believes the lawsuit to be without merit and intends to move to dismiss the complaint. The response to the plaintiff's complaint is due on May 14, 2013.

ITEM 1A.  RISK FACTORS
The following risk factor was updated in the first quarter of 2013.

Company Strategy: Implementing certain elements of the Company's strategy could negatively impact the Company's financial results.
The Company currently has manufacturing operations, sales and marketing activities, joint ventures, as well as proposed and existing projects of varying size in emerging geographies. Activities in these geographies are accompanied by uncertainty and risks including: navigating different government regulatory environments; relationships with new, local partners; project funding commitments and guarantees; expropriation, military actions, war, terrorism and political instability; uninsurable risks; suppliers not performing as expected resulting in increased risk of extended project timelines; and determining raw material supply and other details regarding product movement. If the manufacturing operations, sales and marketing activities, and/or implementation of these projects is not successful, it could adversely affect the Company's financial condition, cash flows and results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On February 13, 2013, the Board of Directors approved a share buy-back program, authorizing up to $1.5 billion to be spent on the repurchase of the Company's common stock over a period of time. There were no purchases of the Company's common stock by the Company during the three months ended March 31, 2013.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6.  EXHIBITS
See the Exhibit Index of this Quarterly Report on Form 10-Q for exhibits filed with this report.

The Dow Chemical Company and Subsidiaries Trademark Listing

The following trademark of The Dow Chemical Company and certain affiliated companies of Dow appear in this report: DOW

The following trademark of Monsanto Technology LLC appears in this report: SmartStax. SmartStax multi-event technology was developed by Dow AgroSciences LLC and Monsanto

The Dow Chemical Company and Subsidiaries Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOW CHEMICAL COMPANY
Registrant
Date: April 30, 2013

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