Form 10-Q
period 2013-06-30
DOW CHEMICAL CO /DE/
filed 2013-07-30
CIK 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2013

or

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☑ No

Outstanding at
Class	June 30, 2013
Common Stock, par value $2.50 per share	1,210,213,904 shares

The Dow Chemical Company
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2013

The Dow Chemical Company and Subsidiaries

FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report including, without limitation, “Management's Discussion and Analysis,” and “Risk Factors.” These forward-looking statements are generally identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (see Part II, Item 1A of this Quarterly Report on Form 10-Q; Part II, Item 1A of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2013; and, Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2012). The Dow Chemical Company undertakes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions, except per share amounts (Unaudited)	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Net Sales	$14,577	$14,513	$28,960	$29,232
Cost of sales	12,103	12,200	23,810	24,485
Research and development expenses	417	406	852	811
Selling, general and administrative expenses	716	674	1,488	1,381
Amortization of intangibles	115	122	230	244
Restructuring charges	—	—	—	357
Equity in earnings of nonconsolidated affiliates	228	148	458	317
Sundry income (expense) - net	2,053	27	2,021	44
Interest income	10	10	18	16
Interest expense and amortization of debt discount	279	312	575	641
Income Before Income Taxes	3,238	984	4,502	1,690
Provision for income taxes	795	244	1,399	430
Net Income	2,443	740	3,103	1,260
Net income attributable to noncontrolling interests	18	6	43	29
Net Income Attributable to The Dow Chemical Company	2,425	734	3,060	1,231
Preferred stock dividends	85	85	170	170
Net Income Available for The Dow Chemical Company Common Stockholders	$2,340	$649	$2,890	$1,061

Per Common Share Data:
Earnings per common share - basic	$1.96	$0.55	$2.42	$0.90
Earnings per common share - diluted	$1.87	$0.55	$2.36	$0.90

Common stock dividends declared per share of common stock	$0.32	$0.32	$0.64	$0.57
Weighted-average common shares outstanding - basic	1,186.1	1,169.7	1,183.6	1,165.3
Weighted-average common shares outstanding - diluted	1,288.2	1,176.6	1,286.3	1,172.7

Depreciation	$504	$506	$1,009	$1,016
Capital Expenditures	$506	$581	$852	$983
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Net Income	$2,443	$740	$3,103	$1,260
Other Comprehensive Income (Loss), Net of Tax
Net change in unrealized gains (losses) on investments	(36)	(25)	(31)	32
Translation adjustments	83	(456)	(269)	(174)
Adjustments to pension and other postretirement benefit plans	142	97	283	182
Net gains (losses) on cash flow hedging derivative instruments	(21)	3	7	(11)
Other comprehensive income (loss)	168	(381)	(10)	29
Comprehensive Income	2,611	359	3,093	1,289
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(6)	6	9	29
Comprehensive Income Attributable to The Dow Chemical Company	$2,617	$353	$3,084	$1,260
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Jun 30, 2013	Dec 31, 2012
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2013: $158; 2012: $146)	$4,883	$4,318
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2013: $128; 2012: $121)	5,619	5,074
Other	4,859	4,605
Inventories	8,836	8,476
Deferred income tax assets - current	735	877
Other current assets	395	334
Total current assets	25,327	23,684
Investments
Investment in nonconsolidated affiliates	4,012	4,121
Other investments (investments carried at fair value - 2013: $1,938; 2012: $2,061)	2,424	2,565
Noncurrent receivables	278	313
Total investments	6,714	6,999
Property
Property	54,366	54,366
Less accumulated depreciation	37,164	36,846
Net property (variable interest entities restricted - 2013: $2,577; 2012: $2,554)	17,202	17,520
Other Assets
Goodwill	12,721	12,739
Other intangible assets (net of accumulated amortization - 2013: $3,013; 2012: $2,785)	4,454	4,711
Deferred income tax assets - noncurrent	3,050	3,333
Asbestos-related insurance receivables - noncurrent	163	155
Deferred charges and other assets	511	464
Total other assets	20,899	21,402
Total Assets	$70,142	$69,605
Liabilities and Equity
Current Liabilities
Notes payable	$505	$396
Long-term debt due within one year	846	672
Accounts payable:
Trade	4,812	5,010
Other	2,323	2,327
Income taxes payable	903	251
Deferred income tax liabilities - current	89	95
Dividends payable	465	86
Accrued and other current liabilities	2,670	2,656
Total current liabilities	12,613	11,493
Long-Term Debt (variable interest entities nonrecourse - 2013: $1,423; 2012: $1,406)	17,475	19,919
Other Noncurrent Liabilities
Deferred income tax liabilities - noncurrent	795	837
Pension and other postretirement benefits - noncurrent	11,131	11,459
Asbestos-related liabilities - noncurrent	497	530
Other noncurrent obligations	3,284	3,353
Total other noncurrent liabilities	15,707	16,179
Redeemable Noncontrolling Interest	147	147
Stockholders’ Equity
Preferred stock, series A	4,000	4,000
Common stock	3,031	3,008
Additional paid-in capital	3,537	3,281
Retained earnings	20,620	18,495
Accumulated other comprehensive loss	(7,526)	(7,516)
Unearned ESOP shares	(371)	(391)
Treasury stock at cost	(80)	—
The Dow Chemical Company’s stockholders’ equity	23,211	20,877
Noncontrolling interests	989	990
Total equity	24,200	21,867
Total Liabilities and Equity	$70,142	$69,605
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
In millions (Unaudited)	Jun 30, 2013	Jun 30, 2012
Operating Activities
Net Income	$3,103	$1,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,327	1,353
Provision (credit) for deferred income tax	173	(133)
Earnings of nonconsolidated affiliates less than dividends received	160	191
Pension contributions	(511)	(499)
Net gain on sales of investments	(37)	(6)
Net gain on sales of property, businesses and consolidated companies	(3)	(71)
Other net (gain) loss	(1)	32
Net gain on sale of ownership interest in nonconsolidated affiliates	(2)	—
Restructuring charges	—	357
Loss on early extinguishment of debt	170	24
Excess tax benefits from share-based payment arrangements	(10)	(58)
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(1,312)	(2,143)
Proceeds from interests in trade accounts receivable conduits	436	1,972
Inventories	(370)	(790)
Accounts payable	(128)	(248)
Other assets and liabilities	1,193	180
Cash provided by operating activities	4,188	1,421
Investing Activities
Capital expenditures	(852)	(983)
Proceeds from sales of property, businesses and consolidated companies	61	62
Investments in consolidated companies, net of cash acquired	(11)	(27)
Investments in and loans to nonconsolidated affiliates	(45)	(168)
Distributions from nonconsolidated affiliates	17	13
Proceeds from sale of ownership interests in nonconsolidated affiliates	3	—
Purchases of investments	(266)	(266)
Proceeds from sales and maturities of investments	381	254
Cash used in investing activities	(712)	(1,115)
Financing Activities
Changes in short-term notes payable	10	(63)
Proceeds from issuance of long-term debt	558	446
Payments on long-term debt	(2,948)	(1,431)
Purchases of treasury stock	(80)	—
Proceeds from issuance of common stock	149	190
Issuance costs on debt and equity securities	(2)	—
Excess tax benefits from share-based payment arrangements	10	58
Contributions from noncontrolling interests	17	—
Distributions to noncontrolling interests	(26)	(58)
Dividends paid to stockholders	(549)	(751)
Cash used in financing activities	(2,861)	(1,609)
Effect of Exchange Rate Changes on Cash	(50)	(13)
Summary
Increase (decrease) in cash and cash equivalents	565	(1,316)
Cash and cash equivalents at beginning of year	4,318	5,444
Cash and cash equivalents at end of period	$4,883	$4,128
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Six Months Ended
In millions (Unaudited)	Jun 30, 2013	Jun 30, 2012
Preferred Stock
Balance at beginning of year and end of period	$4,000	$4,000
Common Stock
Balance at beginning of year	3,008	2,961
Common stock issued	23	35
Balance at end of period	3,031	2,996
Additional Paid-in Capital
Balance at beginning of year	3,281	2,663
Common stock issued	126	155
Stock-based compensation and allocation of ESOP shares	130	200
Balance at end of period	3,537	3,018
Retained Earnings
Balance at beginning of year	18,495	19,087
Net income available for The Dow Chemical Company common stockholders	2,890	1,061
Dividends declared on common stock (per share: $0.64 in 2013, $0.57 in 2012)	(759)	(667)
Other	(6)	(8)
Balance at end of period	20,620	19,473
Accumulated Other Comprehensive Loss
Balance at beginning of year	(7,516)	(5,996)
Other comprehensive income (loss)	(10)	29
Balance at end of period	(7,526)	(5,967)
Unearned ESOP Shares
Balance at beginning of year	(391)	(434)
Shares allocated to ESOP participants	20	35
Balance at end of period	(371)	(399)
Treasury Stock
Balance at beginning of year	—	—
Purchases	(80)	—
Balance at end of period	(80)	—
The Dow Chemical Company’s Stockholders’ Equity	23,211	23,121
Noncontrolling Interests
Balance at beginning of year	990	1,010
Net income attributable to noncontrolling interests	43	29
Distributions to noncontrolling interests	(26)	(58)
Capital contributions (noncash capital contributions 2013: $0; 2012: $95)	17	95
Consolidation of a variable interest entity	—	37
Cumulative translation adjustments	(31)	(6)
Other	(4)	(4)
Balance at end of period	989	1,103
Total Equity	$24,200	$24,224
See Notes to the Consolidated Financial Statements.

(Unaudited)	The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 1. Financial Statements Notes to the Consolidated Financial Statements

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

Accounting Guidance Issued But Not Adopted as of June 30, 2013
In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date," which defines how entities measure obligations from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date and for which no guidance exists, except for obligations addressed within existing guidance in U.S. GAAP. The guidance also requires entities to disclose the nature and amount of the obligation as well as other information about those obligations. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective presentation for all comparative periods presented is required and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

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

NOTE 3 – RESTRUCTURING
4Q12 Restructuring
On October 23, 2012, the Company's Board of Directors approved a restructuring plan ("4Q12 Restructuring") to advance the next stage of the Company's transformation and to address macroeconomic uncertainties. The 4Q12 Restructuring plan accelerates the Company's structural cost reduction program and will affect approximately 2,850 positions and result in the shutdown of approximately 20 manufacturing facilities. These actions are expected to be completed primarily by March 31, 2015. As a result of the 4Q12 Restructuring activities, the Company recorded pretax restructuring charges of $990 million in the fourth quarter of 2012 consisting of costs associated with exit or disposal activities of $39 million, severance costs of $375 million and asset write-downs and write-offs of $576 million.

The severance component of the 4Q12 Restructuring charge of $375 million was for the separation of approximately 2,850 employees under the terms of the Company's ongoing benefit arrangements, primarily by March 31, 2015. At December 31, 2012, severance of $8 million had been paid and a liability of $367 million remained for 2,767 employees. In the first six months of 2013, severance of $128 million was paid, leaving a liability of $239 million for approximately 1,550 employees at June 30, 2013.

The following table summarizes the activities related to the Company's 4Q12 Restructuring reserve:

4Q12 Restructuring Activities	Costs Associated with Exit or Disposal Activities	Severance Costs	Total
In millions
Reserve balance at December 31, 2012	$30	$367	$397
Cash payments	(1)	(69)	(70)
Reserve balance at March 31, 2013	$29	$298	$327
Cash payments	(1)	(59)	(60)
Reserve balance at June 30, 2013	$28	$239	$267

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

The severance component of the 1Q12 Restructuring charge of $113 million was for the separation of approximately 900 employees under the terms of the Company's ongoing benefit arrangements, primarily by December 31, 2013. At December 31, 2012, severance of $82 million had been paid and a liability of $31 million remained for 248 employees. In the first six months of 2013, severance of $25 million was paid, leaving a liability of $6 million for approximately 80 employees at June 30, 2013.

The following table summarizes the activities related to the Company's 1Q12 Restructuring reserve:

1Q12 Restructuring Activities	Costs Associated with Exit or Disposal Activities
In millions		Severance Costs	Total
Reserve balance at December 31, 2012	$56	$31	$87
Cash payments	(4)	(20)	(24)
Noncash settlements	(7)	—	(7)
Foreign currency impact	(1)	—	(1)
Reserve balance at March 31, 2013	$44	$11	$55
Cash payments	(4)	(5)	(9)
Noncash settlements	(1)	—	(1)
Reserve balance at June 30, 2013	$39	$6	$45

The reserve balance is included in the consolidated balance sheets as "Accrued and other current liabilities."

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

NOTE 4 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories In millions	Jun 30, 2013	Dec 31, 2012
Finished goods	$4,921	$4,880
Work in process	2,108	1,910
Raw materials	949	866
Supplies	858	820
Total inventories	$8,836	$8,476
The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $823 million at June 30, 2013 and $842 million at December 31, 2012.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the carrying amount of goodwill by operating segment:

Goodwill	Electronic and Functional Materials	Coatings and Infra- structure Solutions	Ag Sciences	Perf Materials	Perf Plastics	Feedstocks and Energy	Total
In millions
Net goodwill at Dec 31, 2012	$4,945	$4,052	$1,558	$740	$1,381	$63	$12,739
Sale of a Plastics Additives product line	—	—	—	(3)	—	—	(3)
Foreign currency impact	(5)	(6)	—	—	(4)	—	(15)
Net goodwill at Jun 30, 2013	$4,940	$4,046	$1,558	$737	$1,377	$63	$12,721

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	At June 30, 2013			At December 31, 2012
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$1,768	$(826)	$942	$1,729	$(747)	$982
Patents	120	(101)	19	120	(100)	20
Software	1,107	(580)	527	1,047	(548)	499
Trademarks	685	(313)	372	691	(285)	406
Customer related	3,575	(1,055)	2,520	3,688	(974)	2,714
Other	158	(138)	20	158	(131)	27
Total other intangible assets, finite lives	$7,413	$(3,013)	$4,400	$7,433	$(2,785)	$4,648
IPR&D (1), indefinite lives	54	—	54	63	—	63
Total other intangible assets	$7,467	$(3,013)	$4,454	$7,496	$(2,785)	$4,711

(1)	In-process research and development (“IPR&D”) purchased in a business combination.

The following table provides information regarding amortization expense related to intangible assets:

Amortization Expense	Three Months Ended		Six Months Ended
In millions	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Other intangible assets, excluding software	$115	$122	$230	$244
Software, included in “Cost of sales”	$17	$16	$33	$31

Total estimated amortization expense for 2013 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2013	$525
2014	$503
2015	$484
2016	$473
2017	$438
2018	$421

NOTE 6 – FINANCIAL INSTRUMENTS
Investments
The Company’s investments in marketable securities are primarily classified as available-for-sale.

Investing Results	Six Months Ended
In millions	Jun 30, 2013	Jun 30, 2012
Proceeds from sales of available-for-sale securities	$352	$236
Gross realized gains	$56	$9
Gross realized losses	$(11)	$(5)
The following table summarizes the contractual maturities of the Company’s investments in debt securities:

Contractual Maturities of Debt Securities at June 30, 2013
In millions	Amortized Cost	Fair Value
Within one year	$32	$32
One to five years	416	450
Six to ten years	567	584
After ten years	150	170
Total	$1,165	$1,236

At June 30, 2013, the Company had $1,875 million ($1,701 million at December 31, 2012) of held-to-maturity securities (primarily Treasury Bills) classified as cash equivalents, as these securities had original maturities of three months or less at the time of purchase. The Company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. At June 30, 2013, the Company had investments in money market funds of $248 million classified as cash equivalents ($252 million at December 31, 2012).

The net unrealized loss from mark-to-market adjustments recognized in earnings during the three-month period ended June 30, 2013 on trading securities held at June 30, 2013 was $8 million ($4 million gain during the three-month period ended June 30, 2012). The net unrealized loss from mark-to-market adjustments recognized in earnings during the six-month period ended June 30, 2013 on trading securities held at June 30, 2013 was $10 million ($2 million gain during the six-month period ended June 30, 2012).

The following table provides the fair value and gross unrealized losses of the Company’s investments that were deemed to be temporarily impaired at June 30, 2013 and December 31, 2012, aggregated by investment category:

Temporarily Impaired Securities Less than 12 Months (1)
	At June 30, 2013		At December 31, 2012
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
Government debt (2)	$100	$(4)	$—	$—
Corporate bonds	165	(6)	22	(1)
Total debt securities	$265	$(10)	$22	$(1)
Equity securities	160	(16)	30	(2)
Total temporarily impaired securities	$425	$(26)	$52	$(3)

(1)	Unrealized losses of 12 months or more were less than $1 million.

(2)	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities' obligations.

Portfolio managers regularly review the Company’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of the impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred.

For debt securities, the credit rating of the issuer, current credit rating trends, the trends of the issuer’s overall sector, the ability of the issuer to pay expected cash flows and the length of time the security has been in a loss position are considered in determining whether unrealized losses represent an other-than-temporary impairment. The Company did not have any credit-related losses during the six-month periods ended June 30, 2013 or June 30, 2012.
For equity securities, the Company’s investments are primarily in Standard & Poor’s (“S&P”) 500 companies; however, the Company’s policies allow investments in companies outside of the S&P 500. The largest holdings are Exchange Traded Funds that represent the S&P 500 index or an S&P 500 sector or subset; the Company also has holdings in Exchange Traded Funds that represent emerging markets. The Company considers the evidence to support the recovery of the cost basis of a security including volatility of the stock, the length of time the security has been in a loss position, value and growth expectations, and overall market and sector fundamentals, as well as technical analysis, in determining whether unrealized losses represent an other-than-temporary impairment. In the six-month period ended June 30, 2013, other-than-temporary impairment write-downs on investments still held by the Company were $2 million ($5 million in the six-month period ended June 30, 2012).

The aggregate cost of the Company’s cost method investments totaled $172 million at June 30, 2013 ($176 million at December 31, 2012). Due to the nature of these investments, the fair market value is not readily determinable. These investments are reviewed quarterly for impairment indicators. The Company's impairment analysis resulted in a $3 million reduction in the cost basis of these investments for the six-month period ended June 30, 2013 (no reduction in the six-month period ended June 30, 2012).

The following table summarizes the fair value of financial instruments at June 30, 2013 and December 31, 2012:

Fair Value of Financial Instruments
	At June 30, 2013				At December 31, 2012
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities: (1)
Debt securities:
Government debt (2)	$522	$35	$(4)	$553	$506	$59	$—	$565
Corporate bonds	643	47	(7)	683	676	81	(1)	756
Total debt securities	$1,165	$82	$(11)	$1,236	$1,182	$140	$(1)	$1,321
Equity securities	590	128	(16)	702	634	109	(3)	740
Total marketable securities	$1,755	$210	$(27)	$1,938	$1,816	$249	$(4)	$2,061
Long-term debt incl. debt due within one year (3)	$(18,321)	$224	$(2,163)	$(20,260)	$(20,591)	$24	$(3,195)	$(23,762)
Derivatives relating to:
Interest rates	$—	$1	$(4)	$(3)	$—	$1	$(6)	$(5)
Commodities (4)	$—	$18	$(6)	$12	$—	$26	$(7)	$19
Foreign currency	$—	$35	$(24)	$11	$—	$34	$(20)	$14

(1)	Included in “Other investments” in the consolidated balance sheets.

(2)	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

(3)	Cost includes fair value adjustments of $23 million at June 30, 2013 and $23 million at December 31, 2012.

(4)	Presented net of cash collateral, as disclosed in Note 7.

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

The Company’s risk management program for interest rate, foreign currency and commodity risks is based on fundamental, mathematical and technical models that take into account the implicit cost of hedging. Risks created by derivative instruments and the mark-to-market valuations of positions are strictly monitored at all times, using value at risk and stress tests. Counterparty credit risk arising from these contracts is not significant because the Company minimizes counterparty concentration, deals primarily with major financial institutions of solid credit quality, and the majority of its hedging transactions mature in less than three months. In addition, the Company minimizes concentrations of credit risk through its global orientation by transacting with large, internationally diversified financial counterparties. It is the Company’s policy to not have credit-risk-related contingent features in its derivative instruments. No significant concentration of counterparty credit risk existed at June 30, 2013. The Company does not anticipate losses from credit risk, and the net cash requirements arising from counterparty risk associated with risk management activities are not expected to be material in 2013.
The Company revises its strategies as market conditions dictate and management reviews its overall financial strategies and the impacts from using derivatives in its risk management program with the Company’s Board of Directors.
Interest Rate Risk Management
The Company enters into various interest rate contracts with the objective of lowering funding costs or altering interest rate exposures related to fixed and variable rate obligations. In these contracts, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. At June 30, 2013, the Company had open interest rate swaps with maturity dates that extend to 2021.
Foreign Currency Risk Management
The Company’s global operations require active participation in foreign exchange markets. The Company enters into foreign exchange forward contracts and options, and cross-currency swaps to hedge various currency exposures or create desired exposures. Exposures primarily relate to assets, liabilities and bonds denominated in foreign currencies, as well as economic exposure, which is derived from the risk that currency fluctuations could affect the dollar value of future cash flows related to operating activities. The primary business objective of the activity is to optimize the U.S. dollar value of the Company’s assets, liabilities and future cash flows with respect to exchange rate fluctuations. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. At June 30, 2013, the Company had forward contracts, options and cross-currency swaps to buy, sell or exchange foreign currencies. These contracts had various expiration dates, primarily in the third quarter of 2013.
Commodity Risk Management
The Company has exposure to the prices of commodities in its procurement of certain raw materials. The primary purpose of commodity hedging activities is to manage the price volatility associated with these forecasted inventory purchases. At June 30, 2013, the Company had futures contracts, options and swaps to buy, sell or exchange commodities. These agreements had various expiration dates through the fourth quarter of 2015.
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
The Company had open interest rate derivatives designated as cash flow hedges at June 30, 2013 with a net loss of $2 million after tax and a notional U.S. dollar equivalent of $404 million (net loss of $3 million after tax and a notional U.S. dollar equivalent of $433 million December 31, 2012).
Current open foreign currency forward contracts hedge the currency risk of forecasted feedstock purchase transactions until January 2014. The effective portion of the mark-to-market effects of the foreign currency forward contracts is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying feedstock purchase affects income. The net gain from the foreign currency hedges included in AOCI at June 30, 2013 was $1 million after tax (net loss of $14 million after tax at December 31, 2012). At June 30, 2013, the Company had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a notional U.S. dollar equivalent of $743 million ($366 million at December 31, 2012).

Commodity swaps, futures and option contracts with maturities of not more than 36 months are utilized and designated as cash flow hedges of forecasted commodity purchases. Current open contracts hedge forecasted transactions until December 2014. The effective portion of the mark-to-market effect of the cash flow hedge instrument is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying commodity purchase affects income. The net gain from commodity hedges included in AOCI at June 30, 2013 was $15 million after tax (net gain of $24 million after tax at December 31, 2012). At June 30, 2013 and December 31, 2012, the Company had the following gross aggregate notionals of outstanding commodity forward and futures contracts to hedge forecasted purchases:

Commodity	Jun 30, 2013	Dec 31, 2012	Notional Volume Unit
Corn	6.2	1.9	million bushels
Crude Oil	0.4	0.4	million barrels
Ethane	1.6	1.8	million barrels
Naphtha	—	90.0	kilotons
Natural Gas	140.6	186.0	million million British thermal units
Soybeans	2.0	1.3	million bushels

The net after-tax amounts to be reclassified from AOCI to income within the next 12 months are a $15 million gain for commodity contracts and a $1 million gain for foreign currency contracts.

Fair Value Hedges
For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current period income and reflected as “Interest expense and amortization of debt discount” in the consolidated statements of income. The short-cut method is used when the criteria are met. The Company had no open interest rate swaps designated as fair value hedges of underlying fixed rate debt obligations at June 30, 2013 or December 31, 2012.
Net Foreign Investment Hedges
For derivative instruments that are designated and qualify as net foreign investment hedges, the effective portion of the gain or loss on the derivative is included in “Cumulative Translation Adjustments” in AOCI. At June 30, 2013 and December 31, 2012, the Company had no open forward contracts or outstanding options to buy, sell or exchange foreign currencies designated as net foreign investment hedges. At June 30, 2013, the Company had outstanding foreign-currency denominated debt designated as a hedge of net foreign investment of $202 million ($233 million at December 31, 2012). The result of hedges of the Company’s net investment in foreign operations included in “Cumulative Translation Adjustments” in AOCI was a net gain of $19 million after tax at June 30, 2013 (net gain of $22 million after tax at December 31, 2012). See Note 16 for further detail on changes in AOCI.
Other Derivative Instruments
The Company utilizes futures, options and swap instruments that are effective as economic hedges of commodity price exposures, but do not meet the hedge accounting criteria for derivatives and hedging. At June 30, 2013 and December 31, 2012, the Company had the following gross aggregate notionals of outstanding commodity contracts:

Commodity	Jun 30, 2013	Dec 31, 2012	Notional Volume Unit
Ethane	0.6	1.0	million barrels
Naphtha	15.0	—	kilotons
Natural Gas	16.8	33.0	million million British thermal units

The Company also uses foreign exchange forward contracts, options, and cross-currency swaps that are not designated as hedging instruments primarily to manage foreign currency exposure. The Company had open foreign exchange contracts with various expiration dates to buy, sell or exchange foreign currencies with a gross notional U.S. dollar equivalent of $14,731 million at June 30, 2013 ($17,637 million at December 31, 2012) and open interest rate swaps with a gross notional U.S. dollar equivalent of $497 million at June 30, 2013 ($472 million at December 31, 2012).

The following table provides the fair value and gross balance sheet classification of derivative instruments at June 30, 2013 and December 31, 2012:

Fair Value of Derivative Instruments In millions	Balance Sheet Classification	Jun 30, 2013	Dec 31, 2012
Asset Derivatives
Derivatives designated as hedges:
Interest rates	Other current assets	$1	$1
Commodities	Other current assets	20	28
Foreign currency	Accounts and notes receivable – Other	4	3
Total derivatives designated as hedges		$25	$32
Derivatives not designated as hedges:
Commodities	Other current assets	$1	$3
Foreign currency	Accounts and notes receivable – Other	46	52
Total derivatives not designated as hedges		$47	$55
Total asset derivatives		$72	$87
Liability Derivatives
Derivatives designated as hedges:
Interest rates	Accounts payable – Other	$4	$5
Commodities	Accounts payable – Other	17	21
Foreign currency	Accounts payable – Other	4	14
Total derivatives designated as hedges		$25	$40
Derivatives not designated as hedges:
Interest rates	Accounts payable – Other	$—	$1
Commodities	Accounts payable – Other	2	6
Foreign currency	Accounts payable – Other	35	27
Total derivatives not designated as hedges		$37	$34
Total liability derivatives		$62	$74

NOTE 7 – FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following tables summarize the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at June 30, 2013 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Cash equivalents (2)	$—	$2,123	$—	$—	$2,123
Interests in trade accounts receivable conduits (3)	—	—	1,291	—	1,291
Equity securities (4)	668	34	—	—	702
Debt securities: (4)
Government debt (5)	—	553	—	—	553
Corporate bonds	—	683	—	—	683
Derivatives relating to: (6)
Interest rates	—	1	—	—	1
Commodities	7	14	—	(3)	18
Foreign currency	—	50	—	(15)	35
Total assets at fair value	$675	$3,458	$1,291	$(18)	$5,406
Liabilities at fair value:
Long-term debt (7)	$—	$20,260	$—	$—	$20,260
Derivatives relating to: (6)
Interest rates	—	4	—	—	4
Commodities	13	6	—	(13)	6
Foreign currency	—	39	—	(15)	24
Total liabilities at fair value	$13	$20,309	$—	$(28)	$20,294

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
Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding liabilities. The Company posted cash collateral of $27 million at June 30, 2013 ($20 million at December 31, 2012).
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

During the six-month period ended June 30, 2013, the Company transferred from Level 1 to Level 2 certain over-the-counter equity securities valued at $4 million, as these securities trade in less active markets. There were no transfers between Levels 1 and 2 in the year ended December 31, 2012.
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
The following table summarizes the changes in fair value measurements using Level 3 inputs for the three- and six-month periods ended June 30, 2013 and 2012:

Fair Value Measurements Using Level 3 Inputs	Three Months Ended		Six Months Ended
Interests Held in Trade Receivable Conduits (1) In millions	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Balance at beginning of period	$1,339	$1,429	$1,057	$1,141
Gain (Loss) included in earnings (2)	(1)	1	(2)	(2)
Purchases	343	100	672	2,053
Settlements	(390)	(310)	(436)	(1,972)
Balance at June 30	$1,291	$1,220	$1,291	$1,220

(1)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets.

(2)	Included in “Selling, general and administrative expenses” in the consolidated statements of income.

Fair Value Measurements on a Nonrecurring Basis
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a nonrecurring basis in the consolidated balance sheets at June 30, 2012:

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

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES
Dow Corning Credit Facility
The Company is a 50 percent shareholder in Dow Corning Corporation ("Dow Corning"). On June 1, 2004, the Company agreed to provide a credit facility to Dow Corning as part of Dow Corning's Joint Plan of Reorganization. The aggregate amount of the facility was originally $300 million; it was reduced to $50 million effective June 1, 2013, of which the Company's share is $25 million. At June 30, 2013, no draws had been taken against the credit facility.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At June 30, 2013, the Company had accrued obligations of $725 million for probable environmental remediation and restoration costs, including $70 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2012, the Company had accrued obligations of $754 million for probable environmental remediation and restoration costs, including $69 million for the remediation of Superfund sites.

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

City of Midland
The MDEQ, as a result of ongoing discussions with the Company regarding the implementation of the requirements of the License, announced on February 16, 2012, a proposed plan to resolve the issue of dioxin contamination in residential soils in Midland. As part of the proposed plan, the Company will sample soil at residential properties near the Midland site for the presence of dioxins to determine where clean-up may be required. On March 6, 2012, the Company submitted an Interim Response Activity Plan Designed to Meet Criteria ("Work Plan") to the MDEQ. On May 25, 2012, the Company submitted a revision to the Work Plan to the MDEQ to address agency and public comments. The MDEQ approved the Work Plan on June 1, 2012. Implementation of the Work Plan began on June 4, 2012. The Company submitted amendments to the Work Plan to increase the number of properties to be sampled in 2012. The amendments were approved by the MDEQ on July 23, 2012 and September 13, 2012. On February 15, 2013, the Company submitted a plan for properties to be sampled during 2013 ("2013 Plan"), as required by the approved Work Plan. Approval of the 2013 Plan was granted, as anticipated, in May 2013.

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

At June 30, 2013, the accrual for these off-site matters was $42 million (included in the total accrued obligation of $725 million at June 30, 2013). At December 31, 2012, the Company had an accrual for these off-site matters of $42 million (included in the total accrued obligation of $754 million at December 31, 2012).

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

Based on Union Carbide’s review of 2013 activity, Union Carbide determined that no adjustment to the accrual was required at June 30, 2013. Union Carbide’s asbestos-related liability for pending and future claims was $568 million at June 30, 2013. Approximately 17 percent of the recorded liability related to pending claims and approximately 83 percent related to future claims.

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

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $25 million at June 30, 2013 and $25 million at December 31, 2012. At June 30, 2013 and December 31, 2012, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage. The following table summarizes Union Carbide’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Jun 30, 2013	Dec 31, 2012
Receivables for defense costs – carriers with settlement agreements	$17	$17
Receivables for resolution costs – carriers with settlement agreements	134	137
Receivables for insurance recoveries – carriers without settlement agreements	25	25
Total	$176	$179

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $29 million in the second quarter of 2013 ($23 million in the second quarter of 2012) and $51 million in the first six months of 2013 ($48 million in the first six months of 2012) and was included in "Cost of sales" in the consolidated statements of income.

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

On June 10, 2005, the Company received a Statement of Objections from the European Commission (the “EC”) stating that it believed that the Company and certain subsidiaries of the Company (the “Dow Entities”), together with other participants in the synthetic rubber industry, engaged in conduct in violation of European competition laws with respect to the butadiene rubber and emulsion styrene butadiene rubber businesses. In connection therewith, on November 29, 2006, the EC issued its decision alleging infringement of Article 81 of the Treaty of Rome and imposed a fine of Euro 64.575 million (approximately $85 million at that time) on the Dow Entities; several other companies were also named and fined. As a result, the Company recognized a loss contingency of $85 million related to the fine in the fourth quarter of 2006. The Company appealed the EC’s decision and a hearing was held before the Court of First Instance on October 13, 2009. On July 13, 2011, the General Court issued a decision that partly affirmed the EC's decision with regard to the amount of the fine and the liability of the parent company, but rejected the EC's decision regarding the length of the conspiracy and determined that it was of a shorter duration. The Dow Entities filed an appeal of this decision to the Court of Justice of the European Union, which was rejected on July 18, 2013. The Dow Entities anticipate paying the fine in the third quarter of 2013 and this proceeding will be resolved. Subsequent to the imposition of the fine in 2006, the Company and/or certain subsidiaries of the Company became named parties in various related U.S., United Kingdom and Italian civil actions. The U.S. matter was settled in March 2010 through a confidential settlement agreement, with an immaterial impact on the Company’s consolidated financial statements. The United Kingdom and Italian civil actions are still pending.

Additionally, on March 10, 2007, the Company received a Statement of Objections from the EC stating that it believed that DuPont Dow Elastomers L.L.C. (“DDE”), a former 50:50 joint venture with E.I. du Pont de Nemours and Company (“DuPont”), together with other participants in the synthetic rubber industry, engaged in conduct in violation of European competition laws with respect to the polychloroprene business. This Statement of Objections specifically names the Company, in its capacity as a former joint venture owner of DDE. On December 5, 2007, the EC announced its decision to impose a fine on the Company, among others, in the amount of Euro 48.675 million (approximately $64 million). The Company previously transferred its joint venture ownership interest in DDE to DuPont in 2005, and DDE then changed its name to DuPont Performance Elastomers L.L.C. (“DPE”). In February 2008, DuPont, DPE and the Company each filed an appeal of the December 5, 2007 decision of the EC. On February 2, 2012, the European General Court denied the appeals of the December 5, 2007 decision. The Company has appealed this decision to the European Court of Justice, which has indicated it will render its decision by the end of September 2013. Based on the Company’s allocation agreement with DuPont, the Company’s share of this fine, regardless of the outcome of the appeals, will not have a material impact on the Company’s consolidated financial statements.

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

On May 15, 2013, the District Court denied the Company's request to overturn the verdict and, under antitrust laws, tripled the damages verdict resulting in a $1.2 billion judgment. On July 26, 2013, the District Court entered an amended judgment in the amount of $1.06 billion. The Company will appeal this amended judgment.

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

The Company also has various commitments for take-or-pay and throughput agreements. These commitments are at prices not in excess of current market prices. The remaining terms for all but one of these agreements extend from one to 32 years. One agreement has a remaining term of 64 years. The determinable future commitments for this specific agreement for a period of 10 years are included in the following table along with the fixed and determinable portion of all other obligations under the Company’s purchase commitments at December 31, 2012:

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

Guarantees
Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. With guarantees, such as commercial or financial contracts, non-performance by the guaranteed party triggers the obligation of the Company to make payments to the beneficiary of the guarantee. The majority of the Company’s guarantees relate to debt of nonconsolidated affiliates, which have expiration dates ranging from less than one year to eight years, and trade financing transactions in Latin America, which typically expire within one year of inception. The Company’s current expectation is that future payment or performance related to the non-performance of others is considered unlikely.

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

The following tables provide a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at June 30, 2013 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2021	$5,039	$64
Residual value guarantees	2021	661	29
Total guarantees		$5,700	$93

Guarantees at December 31, 2012 In millions	Final Expiration	Maximum Future Payments (1)	Recorded Liability
Guarantees	2021	$1,544	$48
Residual value guarantees (2)	2021	637	31
Total guarantees		$2,181	$79

(1)	The Company was indemnified by a third party for $49 million if required to perform under a $98 million guarantee.

(2)	Does not include the residual value guarantee related to the Company's variable interest in an owner trust; see Note 11.

During the first six months of 2013, the Company entered into guarantee agreements (“Guarantees”) related to project financing for Sadara Chemical Company (“Sadara”), a nonconsolidated affiliate. On April 2, 2013, Sadara issued an Islamic bond (“Sukuk”) in the amount of SAR 7.5 billion (approximately $2 billion). On June 16, 2013, Sadara entered into definitive agreements with certain export credit agencies, commercial banks and the Public Investment Fund of the Kingdom of Saudi Arabia for approximately $10.5 billion of project financing (“Additional Project Financing”). The Additional Project Financing closed on June 28, 2013 and Sadara is expected to start drawing on a portion of the project financing in the third quarter of 2013. Total project financing obtained by Sadara is approximately $12.5 billion. The Company's guarantee of the Sukuk and the Additional Project Financing is in proportion to the Company's 35 percent ownership interest in Sadara, or up to approximately $4.4 billion when the project financing is fully drawn. The Guarantees will be released upon completion of construction of the Sadara complex and satisfactory fulfillment of certain other conditions, including passage of an extensive operational testing program, which is currently anticipated for the end of 2017.

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

The aggregate carrying amount of asset retirement obligations recognized by the Company was $84 million at June 30, 2013 and $92 million at December 31, 2012. The discount rate used to calculate the Company’s asset retirement obligations was 0.87 percent at June 30, 2013 and 0.87 percent at December 31, 2012. These obligations are included in the consolidated balance sheets as "Accrued and other current liabilities" and "Other noncurrent obligations."

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

K-Dow Arbitration
In February 2009, the Company initiated arbitration proceedings against Petrochemical Industries Company (K.S.C.) ("PIC") alleging that PIC breached the Joint Venture Formation Agreement related to the establishment of K-Dow, a proposed 50:50 global petrochemicals joint venture with PIC, by failing to close the transaction. In May 2012, the International Court of Arbitration of the International Chamber of Commerce ("ICC") awarded the Company $2.161 billion in damages ("Partial Award"), not including pre- and post-award interest and arbitration costs. On March 4, 2013, the ICC released the Final Award in the arbitration case covering the Company's claim for pre- and post-award interest and arbitration costs and awarded the Company $318 million, as of February 28, 2013. On May 6, 2013, the Company and PIC entered into a Deed providing for payment of the Company's claims against PIC under the K-Dow arbitration. On May 7, 2013, the Company confirmed the receipt of a $2.195 billion cash payment from PIC, which included the Partial Award of $2.161 billion as well as recovery of Dow's costs incurred in the arbitration, including legal fees. In addition, Kuwait Petroleum Corporation provided assurances that no retaliatory or punitive actions would be taken against the Company and its affiliates as a result of the Deed and payment. In the second quarter of 2013, the Company recorded a pretax gain of $2.195 billion, of which $2.161 billion is included in "Sundry income (expense) - net" and $34 million is included in "Cost of sales" in the consolidated statements of income and reflected in Corporate. The K-Dow arbitration is considered final and settled in full.

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

During the three months ended June 30, 2013, the Company recognized a loss of $5 million on the sale of these receivables ($5 million during the three months ended June 30, 2012), which is included in “Interest expense and amortization of debt discount” in the consolidated statements of income. During the six months ended June 30, 2013, the Company recognized a loss of $9 million on the sale of receivables ($9 million during the six months ended June 30, 2012).
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

Interests Held	Jun 30, 2013	Dec 31, 2012
In millions
Carrying value of interests held	$1,291	$1,057
Percentage of anticipated credit losses	0.74%	0.73%
Impact to carrying value - 10% adverse change	$2	$1
Impact to carrying value - 20% adverse change	$3	$2

Credit losses, net of any recoveries, on receivables sold during the three- and six-month periods ended June 30, 2013 and 2012 were insignificant.

Following is an analysis of certain cash flows between the Company and the conduits:

Cash Proceeds	Three Months Ended		Six Months Ended
In millions	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Sale of receivables	$—	$41	$19	$57
Collections reinvested in revolving receivables	$6,610	$7,200	$12,740	$13,057
Interests in conduits (1)	$390	$310	$436	$1,972

(1)	Presented in "Operating Activities" in the consolidated statements of cash flows.

Following is additional information related to the sale of receivables under these facilities:

Trade Accounts Receivable Sold	Jun 30, 2013	Dec 31, 2012
In millions
Delinquencies on sold receivables still outstanding	$147	$164
Trade accounts receivable outstanding and derecognized	$2,544	$2,294

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

During the three- and six-month periods ended June 30, 2013 and 2012, the Company recognized insignificant losses on the sale of the participating interests in the receivables, which is included in “Interest expense and amortization of debt discount” in the consolidated statements of income. The Company receives cash upon the sale of the participating interests in the receivables.

Following is an analysis of certain cash flows between the Company and the third-party holders of the participating interests:

Cash Proceeds	Three Months Ended		Six Months Ended
In millions	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Sale of participating interests	$12	$16	$26	$32
Collections reinvested in revolving receivables	$9	$16	$22	$29

Following is additional information related to the sale of participating interests in the receivables under this facility:

Trade Accounts Receivable In millions	Jun 30, 2013	Dec 31, 2012
Derecognized from the consolidated balance sheets	$8	$13
Outstanding in the consolidated balance sheets	222	283
Total accounts receivable in select Asia Pacific entities	$230	$296

There were no credit losses on receivables relating to the participating interests sold during the three- and six-month periods ended June 30, 2013 and 2012. There were no delinquencies on the outstanding receivables related to the participating interests sold at June 30, 2013 or December 31, 2012.

NOTE 10 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable In millions	Jun 30, 2013	Dec 31, 2012
Notes payable to banks	$326	$319
Notes payable to related companies	167	66
Notes payable trade	12	11
Total notes payable	$505	$396
Period-end average interest rates	2.39%	3.14%

Long-Term Debt In millions	2013 Average Rate	Jun 30, 2013	2012 Average Rate	Dec 31, 2012
Promissory notes and debentures:
Final maturity 2013	6.92%	$141	6.01%	$404
Final maturity 2014	5.38%	394	6.86%	1,138
Final maturity 2015	3.05%	50	5.82%	1,290
Final maturity 2016	2.53%	800	2.54%	789
Final maturity 2017	5.84%	900	5.88%	890
Final maturity 2018	5.54%	850	5.59%	840
Final maturity 2019 and thereafter	5.96%	12,156	5.96%	12,148
Other facilities:
U.S. dollar loans, various rates and maturities	1.53%	580	2.30%	288
Foreign currency loans, various rates and maturities	3.45%	1,233	3.50%	1,336
Medium-term notes, varying maturities through 2023	3.98%	1,051	4.26%	1,132
Pollution control/industrial revenue bonds, varying maturities through 2038	5.59%	518	5.67%	718
Capital lease obligations	—	35	—	21
Unamortized debt discount	—	(387)	—	(403)
Long-term debt due within one year	—	(846)	—	(672)
Long-term debt	—	$17,475	—	$19,919

Annual Installments on Long-Term Debt For Next Five Years at June 30, 2013 In millions
2013	$254
2014	$688
2015	$462
2016	$1,361
2017	$1,216
2018	$1,133

On June 24, 2013, the Company redeemed $1.25 billion aggregate principal amount of 5.9 percent notes due February 15, 2015, at a price of 108.4 percent of the principal amount of the notes, plus accrued and unpaid interest. As a result of this redemption, the Company realized a $108 million pretax loss on the early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in Corporate.

On June 15, 2013, the Company redeemed $142 million aggregate principal amount of InterNotes of various interest rates and varying maturities in 2017, 2018, 2020, 2021 and 2022. As a result of this redemption, the Company realized a $2 million pretax loss on the early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in Corporate.

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

During the first six months of 2013, the Company redeemed $250 million of 5.6 percent notes that matured on March 15, 2013 and redeemed $80 million principal amount of InterNotes at maturity. In the second quarter of 2013, the Company repurchased $200 million of pollution control/industrial revenue tax-exempt bonds of which $126 million is available for re-marketing.

During the first six months of 2013, the Company issued $142 million aggregate principal amount of InterNotes and approximately $48 million of long-term debt (net of $61 million of repayments) was entered into by consolidated variable interest entities. The Company also drew $300 million on a Committed Term Loan Facility on April 5, 2013.

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

During the first six months of 2012, the Company issued $210 million aggregate principal amount of certain notes and InterNotes and $224 million of long-term debt was entered into by consolidated variable interest entities. The Company also redeemed $37 million of pollution control/industrial revenue bonds that matured on January 1, 2012, and repurchased $105 million of pollution control/industrial revenue tax-exempt bonds that are available for re-marketing.

Available Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at June 30, 2013
In millions	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility	October 2011	$5,000	$5,000	October 2016	Floating rate
Bilateral Revolving Credit Facility	October 2012	170	170	October 2016	Floating rate
Bilateral Revolving Credit Facility	March 2013	100	100	March 2014	Floating rate
Bilateral Revolving Credit Facility	March 2013	300	300	October 2016	Floating rate
Term Loan Facility	March 2013	300	—	March 2016	Floating rate
Bilaterial Revolving Credit Facility	April 2013	200	200	April 2016	Floating rate
Total Committed and Available Credit Facilities		$6,070	$5,770

The Company's outstanding long-term debt has been issued under indentures which contain, among other provisions, certain customary restrictive covenants with which the Company must comply while the underlying notes are outstanding. Such covenants include obligations to not allow liens on principal U.S. manufacturing facilities, enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or merge or consolidate with any other corporation, or sell or convey all or substantially all of the Company's assets. The outstanding debt also contains customary default provisions. Failure of the Company to comply with any of these covenants could result in a default under the applicable indenture, which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the underlying notes.

The Company's primary, private credit agreements also contain certain customary restrictive covenant and default provisions in addition to the covenants set forth above with respect to the Company's debt. Significant other restrictive covenants and default provisions related to these agreements include:

(a)
the obligation to maintain the ratio of the Company's consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement dated October 18, 2011 equals or exceeds $500 million,

(b)
a default if the Company or an applicable subsidiary fails to make any payment, including principal, premium or interest, under the applicable agreement on other indebtedness of, or guaranteed by, the Company or such applicable subsidiary in an aggregate amount of $100 million or more when due, or any other default or other event under the applicable agreement with respect to such indebtedness occurs which permits or results in the acceleration of $400 million or more in the aggregate of principal, and

(c)
a default if the Company or any applicable subsidiary fails to discharge or stay within 60 days after the entry of a final judgment against the Company or such applicable subsidiary of more than $400 million.

Failure of the Company to comply with any of the covenants or default provisions could result in a default under the applicable credit agreement which would allow the lenders to not fund future loan requests and to accelerate the due date of the outstanding principal and accrued interest on any outstanding indebtedness.

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

The seventh joint venture is a development-stage enterprise located in Brazil that will initially produce ethanol from sugarcane. The Company owned 100 percent of this entity until November 2011, when the Company sold a 50 percent interest to a third party. The Company's variable interests in this joint venture relate to an equity option between the partners, a proportional parental guarantee related to debt financing and contractual arrangements limiting the partner's initial participation in the economics of certain assets and liabilities. Terms of the equity option were modified in the first quarter of 2013, requiring the Company to purchase the partner's equity investment at a price based on a specified formula if the partner elects to terminate a specific contract within 24 months of initial equity investment. The Company has classified a portion of the partner's equity investment as "Redeemable Noncontrolling Interest" in the consolidated balance sheets. On July 12, 2013, the partners amended governing documents of the joint venture, including terms of the equity option. These amendments will not result in a change to the Company’s accounting treatment of the joint venture. The joint venture's ethanol mill is expected to process its first full harvest of sugarcane in 2014. The joint venture's original plans for expansion into downstream derivative products have been postponed.
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
As the primary beneficiary of these variable interest entities ("VIEs"), the entities’ assets, liabilities and results of operations are included in the Company’s consolidated financial statements. The other equity holders’ interests are reflected in “Net income attributable to noncontrolling interests” in the consolidated statements of income and "Redeemable Noncontrolling Interest" and “Noncontrolling interests” in the consolidated balance sheets. The following table summarizes the carrying amounts of the entities’ assets and liabilities included in the Company’s consolidated balance sheets at June 30, 2013 and December 31, 2012:

Assets and Liabilities of Consolidated VIEs In millions	Jun 30, 2013	Dec 31, 2012
Cash and cash equivalents (1)	$158	$146
Other current assets	132	129
Property	2,577	2,554
Other noncurrent assets	121	139
Total assets (2)	$2,988	$2,968
Current liabilities (nonrecourse 2013: $249; 2012: $261)	$595	$261
Long-term debt (nonrecourse 2013: $1,423; 2012: $1,406)	1,423	1,752
Other noncurrent liabilities (nonrecourse 2013: $100; 2012: $99)	100	99
Total liabilities	$2,118	$2,112

(1)	Includes $2 million at June 30, 2013 ($2 million at December 31, 2012) specifically restricted for the construction of a manufacturing facility.

(2)	All assets were restricted at June 30, 2013 and December 31, 2012.

In addition, the Company holds a variable interest in an entity created to monetize accounts receivable of select European entities. The Company is the primary beneficiary of this entity as a result of holding subordinated notes while maintaining servicing responsibilities for the accounts receivable. The carrying amounts of assets and liabilities included in the Company’s consolidated balance sheets pertaining to this entity were current assets of $127 million (zero restricted) at June 30, 2013 ($179 million, zero restricted, at December 31, 2012) and zero current liabilities (zero nonrecourse) at June 30, 2013 (less than $1 million, less than $1 million nonrecourse, at December 31, 2012).
Amounts presented in the consolidated balance sheets and the table above as restricted assets or nonrecourse obligations relating to consolidated VIEs at June 30, 2013 and December 31, 2012 are adjusted for intercompany eliminations, parental guarantees and residual value guarantees.

Nonconsolidated Variable Interest Entity
The Company holds a variable interest in a joint venture that manufactures crude acrylic acid in the United States and Germany on behalf of the Company and the other joint venture partner. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. The Company is not the primary beneficiary, as a majority of the joint venture’s output is sold to the other joint venture partner; therefore, the entity is accounted for under the equity method of accounting. At June 30, 2013, the Company’s investment in the joint venture was $137 million ($161 million at December 31, 2012), classified as “Investment in nonconsolidated affiliates” in the consolidated balance sheets, representing the Company’s maximum exposure to loss.

NOTE 12 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Six Months Ended
In millions	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Defined Benefit Pension Plans:
Service cost	$117	$95	$235	$190
Interest cost	252	274	505	548
Expected return on plan assets	(311)	(316)	(623)	(632)
Amortization of prior service cost	6	6	12	13
Amortization of net loss	197	130	394	260
Net periodic benefit cost	$261	$189	$523	$379

Other Postretirement Benefits:
Service cost	$5	$4	$10	$8
Interest cost	20	23	40	46
Amortization of prior service credit	(1)	(1)	(2)	(2)
Net periodic benefit cost	$24	$26	$48	$52

NOTE 13 – STOCK-BASED COMPENSATION
On February 9, 2012, the Board of Directors authorized The Dow Chemical Company 2012 Employee Stock Purchase Plan (the "2012 ESPP") and The Dow Company 2012 Stock Incentive Plan (the "2012 Plan"). Both plans were approved by stockholders at the Company's annual meeting held on May 10, 2012 and became effective on that date.

The 2012 ESPP superseded the Company's prior Employee Stock Purchase Plan. Under the 2013 annual offering of the 2012 ESPP, most employees were eligible to purchase shares of common stock of the Company valued at up to 10 percent of their annual base salary. The value is determined using the plan price multiplied by the number of shares subscribed to by the employee. The plan price of the stock is set each year at no less than 85 percent of market price.

During the first quarter of 2013, employees subscribed to the right to purchase 8.3 million shares of the Company's common stock with a weighted-average exercise price of $27.05 per share and a weighted-average fair value of $7.20 per share under the 2012 ESPP.

The Company grants and has granted stock-based compensation to employees and non-employee directors under the 2012 Plan, the 1988 Award and Option Plan (the "1988 Plan") and the 2003 Non-Employee Directors' Stock Incentive Plan (the "2003 Plan"). The 2012 Plan superseded the 1988 Plan and the 2003 Plan. Most of the Company's stock-based compensation awards are granted in the first quarter of each year. There was minimal employee grant activity in the second quarter of 2013.

During the first quarter of 2013, the Company granted the following stock-based compensation awards to employees under the 2012 Plan:

•	17.1 million stock options with a weighted-average exercise price of $32.16 per share and a weighted-average fair value of $6.99 per share;

•	3.6 million shares of deferred stock with a weighted-average fair value of $32.16 per share; and

•	1.3 million shares of performance deferred stock with a weighted-average fair value of $34.41 per share.

During the second quarter of 2013, the Company granted the following stock-based compensation awards to non-employee directors under the 2012 Plan:

•	35,280 shares of restricted stock with a weighted-average fair value of $34.46 per share.

Total unrecognized compensation cost at June 30, 2013 is provided in the following table:

Total Unrecognized Compensation Cost at June 30, 2013
In millions	Unrecognized Compensation Cost	Weighted-average Recognition Period (Years)
ESPP purchase rights	$16	0.38
Unvested stock options	$122	0.91
Deferred stock awards	$138	0.93
Performance deferred stock awards	$36	0.77

NOTE 14 – EARNINGS PER SHARE CALCULATIONS
The following tables provide the earnings per share calculations for the three- and six-month periods ended June 30, 2013 and 2012:

Net Income for Earnings Per Share Calculations - Basic	Three Months Ended		Six Months Ended
In millions	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Net income	$2,443	$740	$3,103	$1,260
Net income attributable to noncontrolling interests	(18)	(6)	(43)	(29)
Net income attributable to The Dow Chemical Company	$2,425	$734	$3,060	$1,231
Preferred stock dividends	(85)	(85)	(170)	(170)
Net income attributable to participating securities (1)	(20)	(6)	(25)	(10)
Net income attributable to common stockholders	$2,320	$643	$2,865	$1,051

Earnings Per Share Calculations - Basic	Three Months Ended		Six Months Ended
Dollars per share	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Net income	$2.06	$0.63	$2.62	$1.08
Net income attributable to noncontrolling interests	(0.01)	—	(0.04)	(0.02)
Net income attributable to The Dow Chemical Company	$2.05	$0.63	$2.58	$1.06
Preferred stock dividends	(0.07)	(0.07)	(0.14)	(0.15)
Net income attributable to participating securities (1)	(0.02)	(0.01)	(0.02)	(0.01)
Net income attributable to common stockholders	$1.96	$0.55	$2.42	$0.90

Net Income for Earnings Per Share Calculations - Diluted	Three Months Ended		Six Months Ended
In millions	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Net income attributable to The Dow Chemical Company	$2,425	$734	$3,060	$1,231
Preferred stock dividends (2)	—	(85)	—	(170)
Net income attributable to participating securities (1)	(20)	(6)	(25)	(10)
Net income attributable to common stockholders	$2,405	$643	$3,035	$1,051

Earnings Per Share Calculations - Diluted	Three Months Ended		Six Months Ended
Dollars per share	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Net income	$1.90	$0.63	$2.41	$1.07
Net income attributable to noncontrolling interests	(0.01)	—	(0.03)	(0.02)
Net income attributable to The Dow Chemical Company	$1.89	$0.63	$2.38	$1.05
Preferred stock dividends (2)	—	(0.07)	—	(0.14)
Net income attributable to participating securities (1)	(0.02)	(0.01)	(0.02)	(0.01)
Net income attributable to common stockholders	$1.87	$0.55	$2.36	$0.90

(1)
Accounting Standards Codification Topic 260, "Earnings per Share," requires enterprises with participating securities to use the two-class method to calculate earnings per share and to report the most dilutive earnings per share amount. Deferred stock awards are considered participating securities due to Dow's practice of paying dividend equivalents on unvested shares.

(2)
Preferred stock dividends were not added back in the calculation of diluted earnings per share for the three- and six-month periods ended June 30, 2012 because the effect of adding them back would have been antidilutive.

Additional Share Count Information	Three Months Ended		Six Months Ended
Shares in millions	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Weighted-average common shares - basic	1,186.1	1,169.7	1,183.6	1,165.3
Plus dilutive effect of stock options and awards	5.3	6.9	5.9	7.4
Plus dilutive effect of assumed conversion of preferred stock (1)	96.8	—	96.8	—
Weighted-average common shares - diluted	1,288.2	1,176.6	1,286.3	1,172.7
Stock options and deferred stock awards excluded from EPS calculations (2)	69.0	54.4	65.1	51.3

(1)
Conversion of the Cumulative Convertible Perpetual Preferred Stock, Series A into shares of the Company’s common stock was excluded from the calculation of diluted earnings per share for the three- and six-month periods ended June 30, 2012 because the effect of including them would have been antidilutive.

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

The following table provides a reconciliation of the Company's unrecognized tax benefits for the periods ended June 30, 2013 and December 31, 2012:

Total Gross Unrecognized Tax Benefits	Jun 30, 2013	Dec 31, 2012
In millions
Balance at January 1	$409	$339
Increases related to positions taken on items from prior years	316	66
Decreases related to positions taken on items from prior years	(50)	(32)
Increases related to positions taken in the current year	7	53
Settlement of uncertain tax positions with authorities	(348)	(9)
Decreases due to expiration of statutes of limitations	(7)	(8)
Balance at end of period	$327	$409

At June 30, 2013, the total amount of unrecognized tax benefits was $327 million ($409 million at December 31, 2012), of which $319 million would impact the effective tax rate, if recognized ($392 million at December 31, 2012).

Interest and penalties associated with uncertain tax positions, including the matters that resulted in the adjustment of uncertain tax positions, are recognized as components of "Provision for income taxes" in the consolidated statements of income and totaled a benefit of $18 million for the three months ended June 30, 2013 ($86 million charge for the three months ended June 30, 2012). During the six months ended June 30, 2013, the Company recognized a benefit of $151 million for interest and penalties associated with uncertain tax positions (a charge of $87 million for the six months ended June 30, 2012). The Company's accrual for interest and penalties was $43 million at June 30, 2013 ($131 million at December 31, 2012).

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides an analysis of the changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2013 and 2012:

Accumulated Other Comprehensive Income (Loss)	Six Months Ended
In millions	Jun 30, 2013	Jun 30, 2012
Unrealized Gains on Investments at beginning of year	$147	$78
Net change in unrealized gains (losses)	(6)	37
Reclassification to earnings - Net Sales (net of tax of $(15), $(2)) (1)	(25)	(4)
Reclassification to earnings - Sundry income (expense) - net (net of tax $-, $-) (1)	—	(1)
Balance at end of period	$116	$110
Cumulative Translation Adjustments at beginning of year	328	72
Translation adjustments	(269)	(174)
Balance at end of period	$59	$(102)
Pension and Other Postretirement Benefit Plans at beginning of year	(7,995)	(6,134)
Adjustments to pension and other postretirement benefit plans (net of tax of $135, $90) (1) (2)	283	182
Balance at end of period	$(7,712)	$(5,952)
Accumulated Derivative Income (Loss) at beginning of year	4	(12)
Net hedging results (3)	14	(14)
Reclassification to earnings - Cost of sales (net of tax of $(5), $6) (1) (3) (4)	(7)	3
Balance at end of period	$11	$(23)
Total Accumulated Other Comprehensive Loss	$(7,526)	$(5,967)

(1)	Tax amounts are included in "Provision for income taxes" in the consolidated statements of income.

(2)	Included in net periodic pension cost. See Note 12 for additional information.

(3)	Accumulated Derivative Income (Loss) activity for 2012 was reclassified in accordance with newly implemented ASU 2013-02.

(4)	Presentation of the tax component for 2012 was changed to conform to the current year presentation.

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

There were no other changes to Part I, Item I. Business included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Performance Plastics
The Performance Plastics segment consists of the solution-oriented portfolio of Dow Elastomers, Dow Electrical and Telecommunications, and Dow Packaging and Specialty Plastics. These businesses serve high-growth, high value sectors where Dow's world-class technology and rich innovation pipeline creates competitive advantages for customers and the entire value chain. Dow Elastomers is a leading global producer of polyolefin elastomers and the largest metallocene ethylene propylene diene monomer ("EPDM") producer providing a cost-advantaged position. Dow Electrical and Telecommunications is a pioneer in the production of polymers for wire and cable applications. Dow Packaging and Specialty Plastics is a leading materials supplier of polyethylene based resins, films and specialty polymers for strategic segments within its five global target market sectors - performance packaging, hygiene and medical, adhesives and functional materials, industrial specialties and photovoltaic films.

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
Adhesives; flexible packaging for food and beverages; rigid packaging for food, household goods and industrial products; medical end-use; personal care products; sealants; unitization films; and water, natural gas and irrigation pipe

Transfers of products between operating segments are generally valued at cost. However, transfers of products to Agricultural Sciences from other segments are generally valued at market-based prices; the revenues generated by these transfers in the first six months of 2013 and 2012 were immaterial and eliminated in consolidation.

Operating Segments	Three Months Ended		Six Months Ended
In millions	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Sales by operating segment
Electronic and Functional Materials	$1,152	$1,151	$2,293	$2,272
Coatings and Infrastructure Solutions	1,888	1,888	3,555	3,591
Agricultural Sciences	1,850	1,676	3,953	3,514
Performance Materials	3,389	3,369	6,717	6,842
Performance Plastics	3,676	3,711	7,174	7,302
Feedstocks and Energy	2,543	2,657	5,099	5,592
Corporate	79	61	169	119
Total	$14,577	$14,513	$28,960	$29,232
EBITDA (1) by operating segment
Electronic and Functional Materials	$254	$287	$527	$530
Coatings and Infrastructure Solutions	250	337	436	541
Agricultural Sciences	290	307	774	758
Performance Materials	284	350	724	682
Performance Plastics	1,010	760	1,962	1,478
Feedstocks and Energy	193	134	433	332
Corporate	1,885	(215)	1,530	(653)
Total	$4,166	$1,960	$6,386	$3,668
Equity in earnings (losses) of nonconsolidated affiliates by operating segment (included in EBITDA)
Electronic and Functional Materials	$28	$35	$45	$54
Coatings and Infrastructure Solutions	25	45	51	67
Agricultural Sciences	1	(1)	3	—
Performance Materials	(12)	(20)	(35)	(37)
Performance Plastics	88	39	145	73
Feedstocks and Energy	105	52	264	177
Corporate	(7)	(2)	(15)	(17)
Total	$228	$148	$458	$317

(1)
The Company uses EBITDA (which Dow defines as earnings (i.e., "Net Income") before interest, income taxes, depreciation and amortization) as its measure of profit/loss for segment reporting purposes. EBITDA by operating segment includes all operating items relating to the businesses, except depreciation and amortization; items that principally apply to the Company as a whole are assigned to Corporate. A reconciliation of EBITDA to "Income Before Income Taxes" is provided below.

Reconciliation of EBITDA to “Income Before Income Taxes”	Three Months Ended		Six Months Ended
In millions	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
EBITDA	$4,166	$1,960	$6,386	$3,668
- Depreciation and amortization	659	674	1,327	1,353
+ Interest income	10	10	18	16
- Interest expense and amortization of debt discount	279	312	575	641
Income Before Income Taxes	$3,238	$984	$4,502	$1,690

Geographic Areas	Three Months Ended		Six Months Ended
In millions	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Sales by geographic area
United States	$4,804	$4,785	$9,618	$9,635
Europe, Middle East and Africa	4,571	4,867	9,486	10,234
Rest of World	5,202	4,861	9,856	9,363
Total	$14,577	$14,513	$28,960	$29,232

(Unaudited)	The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

•
The Company reported sales in the second quarter of 2013 of $14.6 billion, essentially flat from $14.5 billion in the second quarter of 2012. Sales gains were led by Agricultural Sciences, which was up 10 percent in the quarter and achieved a first-half sales record of nearly $4 billion. Sales also increased in Performance Materials (up 1 percent). These gains offset declines in Feedstocks and Energy (down 4 percent) and Performance Plastics (down 1 percent). Sales increased in all geographic areas, except Europe, Middle East and Africa ("EMEA").

•
Volume increased 2 percent with gains reported in all operating segments, except Performance Plastics (down 1 percent) and Feedstocks and Energy (flat). Volume increased in all geographic areas, except EMEA (down 2 percent).

•
Price decreased 2 percent compared with the same period last year, with currency representing nearly one-third of the decline. Feedstocks and Energy led the decrease (down 4 percent), due to a declining feedstock cost environment. Price decreased in all geographic areas, except North America (up 1 percent).

•
Purchased feedstock and energy costs, which account for more than one-third of Dow’s total costs, remained flat compared with the second quarter of 2012, with increasing natural gas costs offset by declining feedstock costs.

•
Research and development expenses and selling, general and administrative expenses increased in the second quarter of 2013 compared with the same period last year, primarily due to increased spending on growth initiatives in the Agricultural Sciences operating segment and higher performance-based compensation costs.

•	Equity earnings were $228 million in the second quarter of 2013, up $80 million from $148 million in the second quarter of 2012, led by higher earnings from MEGlobal.

•
On May 6, 2013, the Company and Petrochemical Industries Company (K.S.C.) ("PIC") entered into a Deed providing for payment of the Company's claims against PIC under the K-Dow arbitration. On May 7, 2013, the Company confirmed the receipt of a $2.195 billion cash payment from PIC. As a result of the cash payment, the Company recorded a pretax gain of $2.195 billion in the second quarter of 2013, of which $2.161 billion is reflected in "Sundry income (expense) - net" and $34 million is reflected in "Cost of sales." The cash was utilized for debt reduction measures.

•
The Company retired approximately $1.7 billion of debt in the second quarter of 2013, including the early retirement of nearly $1.4 billion of outstanding notes and InterNotes, which resulted in a $110 million pretax loss on the early extinguishment of debt included in "Sundry income (expense) - net."

In addition to the financial highlights listed above, the Company also made the following announcement during the second quarter of 2013:

•
On June 17, 2013, the Company announced the signing of the main financing for Sadara Chemical Company ("Sadara") whereby Sadara entered into definitive agreements with certain export agencies, commercial banks and the Public Investment Fund of the Kingdom of Saudi Arabia for approximately $10.5 billion of additional project financing ("Additional Project Financing"). The Additional Project Financing closed on June 28, 2013.

Selected Financial Data	Three Months Ended		Six Months Ended
In millions, except per share amounts	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Net sales	$14,577	$14,513	$28,960	$29,232

Cost of sales	$12,103	$12,200	$23,810	$24,485
Percent of net sales	83.0%	84.1%	82.2%	83.8%

Research and development expenses	$417	$406	$852	$811
Percent of net sales	2.9%	2.8%	2.9%	2.8%

Selling, general and administrative expenses	$716	$674	$1,488	$1,381
Percent of net sales	4.9%	4.6%	5.1%	4.7%

Effective tax rate	24.6%	24.8%	31.1%	25.4%

Net income available for common stockholders	$2,340	$649	$2,890	$1,061

Earnings per common share – basic	$1.96	$0.55	$2.42	$0.90
Earnings per common share – diluted	$1.87	$0.55	$2.36	$0.90

Operating rate percentage	78%	78%	80%	81%

RESULTS OF OPERATIONS
Net sales in the second quarter of 2013 were $14.6 billion, essentially flat from $14.5 billion in the second quarter of last year, with volume up 2 percent and price down 2 percent. Price was unfavorably impacted by currency, which contributed to nearly one-third of the price decrease. Volume increased in all operating segments, except Performance Plastics (down 1 percent) and Feedstocks and Energy (flat). Volume increased in all geographic areas, except EMEA (down 2 percent). Price declined in all operating segments, except Agricultural Sciences (up 1 percent) and Performance Plastics (flat). Price decreased in all geographic areas, except North America (up 1 percent).

Net sales for the first six months of 2013 were $29.0 billion, down 1 percent from $29.2 billion in the same period last year, with price down 1 percent and volume flat. Price was unfavorably impacted by currency, which represented more than half of the price decline. Price increases in Agricultural Sciences (up 2 percent) and Performance Plastics (up 1 percent) were more than offset by price declines in all other operating segments. Price decreased in Asia Pacific (down 3 percent) and EMEA (down 1 percent), remained flat in North America and increased in Latin America (up 1 percent). Volume was flat as increases in Agricultural Sciences (up 10 percent) and Electronic and Functional Materials (up 3 percent) were offset by declines in all other operating segments, except Coatings and Infrastructure Solutions which remained flat. Volume increased in all geographic areas, except EMEA (down 6 percent).

Gross margin was $2.5 billion in the second quarter of 2013, up from $2.3 billion in the second quarter of last year. Gross margin improved due to increased sales volume, lower feedstock costs, cost savings from the Company's 2012 restructuring programs and recovery of Dow's costs incurred in the K-Dow arbitration, including legal fees, which more than offset lower selling prices and higher performance-based compensation costs. Gross margin was also negatively impacted by $12 million of restructuring plan implementation costs in the second quarter of 2013. Year to date, gross margin was nearly $5.2 billion, compared with $4.7 billion in the first six months of 2012. The increase in gross margin was due to the impact of lower feedstock costs and cost savings from the Company's 2012 restructuring programs which more than offset lower selling prices and higher performance-based compensation costs. Gross margin was also negatively impacted by $23 million of restructuring plan implementation costs in the first six months of 2013.

The Company’s global plant operating rate was 78 percent of capacity in the second quarter of 2013, unchanged from the second quarter of 2012. For the first six months of 2013, the Company's global plant operating rate was 80 percent, down from 81 percent in the first six months of 2012.

Personnel count was 52,714 at June 30, 2013, down from 54,353 at December 31, 2012 and 52,898 at June 30, 2012. Headcount decreased from December 31, 2012 and June 30, 2012 primarily due to the Company's 2012 restructuring programs, which are expected to be completed primarily by March 31, 2015, and the reduction of seasonal employees in the Agricultural Sciences operating segment, primarily in Latin America.

Research and development (“R&D”) expenses totaled $417 million in the second quarter of 2013, up 3 percent from $406 million in the second quarter of last year, primarily due to increased spending on growth initiatives in the Agricultural Sciences operating segment and higher performance-based compensation costs which were partially offset by cost savings from the Company's 2012 restructuring programs. For the first six months of 2013, R&D expenses totaled $852 million, up from $811 million in the first six months of 2012.

Selling, general and administrative (“SG&A”) expenses totaled $716 million in the second quarter of 2013, up $42 million (6 percent) from $674 million in the second quarter of last year, primarily due to increased spending on growth initiatives in the Agricultural Sciences operating segment and higher performance-based compensation costs. For the first six months of 2013, SG&A expenses totaled $1,488 million, up from $1,381 million in the first six months of 2012.

Amortization of intangibles was $115 million in the second quarter of 2013, down from $122 million in the second quarter of last year. In the first six months of 2013, amortization of intangibles was $230 million, down from $244 million in the same period last year. See Note 5 to the Consolidated Financial Statements for additional information on intangible assets.

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

Dow's share of the earnings of nonconsolidated affiliates was $228 million in the second quarter of 2013, up from $148 million the same quarter last year primarily due to higher earnings from MEGlobal and improved results from The SCG-Dow Group. For the first six months of 2013, Dow’s share of the earnings of nonconsolidated affiliates was $458 million, up from $317 million in the same period last year, primarily due to increased earnings from MEGlobal and Univation Technologies, LLC and improved results from The SCG-Dow Group.

In July 2012, the Chinese Ministry of Commerce ("MOFCOM") initiated antidumping and countervailing duty investigations of imports of solar-grade polycrystalline silicon products from the United States and Korea based on a petition filed by Chinese solar-grade polycrystalline silicon producers. The petition alleges that producers within these countries, including Dow Corning, exported solar-grade polycrystalline silicon to China at less than fair value, and that production of solar-grade polycrystalline silicon in the United States has been subsidized by the U.S. government. On July 18, 2013, MOFCOM announced its preliminary determination that China's solar-grade polycrystalline silicon industry suffered material damage because of dumping by producers in the United States and Korea. The Chinese authorities imposed provisional antidumping duties on producers in the United States and Korea ranging from 2.4% to 57.0%, including duties of 53.3% on future imports of solar-grade polycrystalline silicon produced by Dow Corning. A decision on subsidies has not been announced. The requirement for solar-grade polycrystalline silicon producers to pay provisional duties on imports became effective July 24, 2013, and is still subject to a final review process by MOFCOM. The duties do not apply to past imports. Dow Corning will continue to cooperate with MOFCOM in the investigations and will vigorously contest the determination. Dow Corning's polycrystalline silicon products accounted for a significant portion of its operating results.

As a result of the July 2013 MOFCOM ruling, Dow Corning is currently evaluating its polycrystalline silicon asset group for impairment. Based on current expectations, Dow Corning believes its estimate of future undiscounted cash flows will continue to indicate the polycrystalline silicon asset group is recoverable. However, due to challenging market conditions and other factors, it is reasonably possible that the estimate of undiscounted cash flows could change in the near term, resulting in the write-down of assets to fair value. If an asset impairment is recorded at Dow Corning related to the polycrystalline silicon asset group, the maximum potential after tax impact to Dow is estimated to be approximately $800 million.

Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, and gains and losses on sales of investments and assets. Sundry income (expense) – net in the second quarter of 2013 was net income of $2,053 million, an increase of $2,026 million compared with net income of $27 million in the same quarter last year. The second quarter of 2013 included a gain of $2.161 billion related to damages awarded to the Company in the K-Dow arbitration proceeding (reflected in Corporate) and a $110 million loss on the early extinguishment of debt (reflected in Corporate). Year to date, sundry income (expense) - net was net income of $2,021 million, an increase of $1,977 million compared with net income of $44 million in the same period last year. The first six months of 2013 included a gain of $2.161 billion related to damages awarded to the Company in the K-Dow arbitration proceeding (reflected in Corporate), foreign currency exchange gains and a $170 million loss on the early extinguishment of debt (reflected in Corporate). In the first six months of 2012, sundry income (expense) – net included gains from small divestitures and asset sales, a gain due to income tax recoveries related to a prior divestiture, a $24 million loss on the early extinguishment of debt (reflected in Corporate) and foreign currency exchange losses. See Note 8 to the Consolidated Financial Statements for additional information related to the K-Dow arbitration proceeding and Note 10 for additional information related to the early extinguishment of debt.

Net interest expense (interest expense less capitalized interest and interest income) was $269 million in the second quarter of 2013, compared with $302 million in the second quarter of last year. Year to date, net interest expense was $557 million as compared to $625 million in the first six months of 2012. The decline reflects the Company's ongoing deleveraging activities and lower debt financing costs. Interest income was $10 million in the second quarter of 2013, unchanged from second quarter of 2012, and $18 million for the first six months of 2013, compared to $16 million in the first six months of 2012.

The effective tax rate for the second quarter of 2013 was 24.6 percent compared with 24.8 percent for the second quarter of 2012. For the first six months of 2013 the effective tax rate was 31.1 percent compared with 25.4 percent for the first six months of 2012. The Company's effective tax rate fluctuates based on, among other factors, where income is earned, reinvestment assertions regarding earned income and the level of income relative to tax credits available. For example, as the percentage of foreign sourced income increases, the Company's effective tax rate declines. The Company's tax rate is also influenced by the level of equity earnings, since most of the earnings from the Company's equity company investments are taxed at the joint venture level. The increase in the first six months of 2013 tax rate compared with the first six months of 2012 tax rate was primarily due to a change in the geographic mix of earnings and a $223 million tax charge related to court rulings on two separate matters that resulted in the adjustment of uncertain tax positions, which was partially offset by the level of taxation related to the K-Dow award. See Note 15 to the Consolidated Financial Statements for additional information on income taxes.

Net income attributable to noncontrolling interests was $18 million in the second quarter of 2013, up from $6 million in the second quarter of 2012. Net income attributable to noncontrolling interests was $43 million in the first six months of 2013 compared with $29 million in the first six months of 2012.

Preferred stock dividends of $85 million were recognized in the second quarters of 2013 and 2012 ($170 million in the first six months of 2013 and 2012), related to the Company’s Cumulative Convertible Perpetual Preferred Stock, Series A.

Net income available for common stockholders was $2,340 million, or $1.87 per share, in the second quarter of 2013, compared with $649 million, or $0.55 per share, in the second quarter of 2012. Net income available for common stockholders for the first six months of 2013 was $2,890 million, or $2.36 per share, compared with $1,061 million, or $0.90 for the same period of 2012. During the second quarter of 2013, the Company recorded a gain related to the K-Dow arbitration which significantly increased "Net income" for the quarter and year-to-date. As a result of this increase, the assumed conversion of the Company's Cumulative Convertible Perpetual Preferred Stock, Series A into potential shares of the Company's common stock was dilutive. See Note 14 to the Consolidated Financial Statements for details on the Company's earnings per share calculations.

The following tables summarize the impact of certain items recorded in the three- and six-month periods ended June 30, 2013 and June 30, 2012, and previously described in this section.

Certain Items Impacting Results	Pretax Impact (1)		Net Income (2)		EPS - Diluted (3)
	Three Months Ended		Three Months Ended		Three Months Ended
In millions, except per share amounts (Unaudited)	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Adjusted to exclude certain items (non-GAAP measures) (4)			$770	$649	$0.64	$0.55
Certain items:
Cost of Sales:
Restructuring plan implementation costs (4)	$(12)	$—	(8)	—	—	—
Sundry income (expense) - net:
Loss on early extinguishment of debt (4)	(110)	—	(69)	—	(0.06)	—
Gain from K-Dow arbitration (4)	2,161	—	1,647	—	1.37	—
Total certain items (4)	$2,039	$—	$1,570	$—	$1.31	$—
Dilutive effect of assumed preferred stock conversion into shares of common stock					$(0.08)	$—
Reported GAAP Amounts (5) (6)			$2,340	$649	$1.87	$0.55

Certain Items Impacting Results	Pretax Impact (1)		Net Income (2)		EPS - Diluted (3)
	Six Months Ended		Six Months Ended		Six Months Ended
In millions, except per share amounts (Unaudited)	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Adjusted to exclude certain items (non-GAAP measures) (4)			$1,589	$1,363	$1.33	$1.16
Certain items:
Cost of sales:
Restructuring plan implementation costs (4)	$(23)	$—	(15)	—	(0.01)	—
Selling, general and administrative expenses:
Restructuring plan implementation costs (4)	(1)	—	(1)	—	—	—
Restructuring charges	—	(357)	—	(287)	—	(0.25)
Sundry income (expense) - net:
Loss on early extinguishment of debt (4)	(170)	(24)	(107)	(15)	(0.09)	(0.01)
Gain from K-Dow arbitration (4)	2,161	—	1,647	—	1.37	—
Provision for income taxes:
Uncertain tax position adjustments	—	—	(223)	—	(0.19)	—
Total certain items (4)	$1,967	$(381)	$1,301	$(302)	$1.08	$(0.26)
Dilutive effect of assumed preferred stock conversion into shares of common stock					(0.05)	$—
Reported GAAP Amounts (5) (6)			$2,890	$1,061	$2.36	$0.90

(1)	Impact on "Income Before Income Taxes."

(2)	"Net Income Available for The Dow Chemical Company Common Stockholders."

(3)	"Earnings per common share - diluted."

(4)
For the three- and six-month periods ended June 30, 2013, conversion of the Company's Cumulative Convertible Perpetual Preferred Stock, Series A into shares of the Company's common stock was excluded from the calculation of "Diluted earnings per share adjusted to exclude certain items" as well as the earnings per share impact of certain items because the effect of including them would have been antidilutive.

(5)
For the three- and six-month periods ended June 30, 2013, an assumed conversion of the Company's Cumulative Convertible Perpetual Preferred Stock, Series A into shares of the Company's common stock was included in the calculation of diluted earnings per share (reported GAAP amount).

(6)
The Company used "Net Income Attributable to The Dow Chemical Company" when calculating diluted earnings per share (reported GAAP amounts) for the three- and six-month periods ended June 30, 2013, as it excludes preferred dividends of $85 million for the three months ended June 30, 2013 ($170 million for the six months ended June 30, 2013).

The Company's management believes that measures of income adjusted to exclude certain items ("non-GAAP" financial measures) provide relevant and meaningful information to investors about the ongoing operating results of the Company. Such financial measures are not recognized in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and should not be viewed as an alternative to U.S. GAAP financial measures of performance.

OUTLOOK
Dow remains committed to implementing its array of cash and cost savings actions and strategic portfolio measures to expand margins, enhance cash flows and navigate expected slow and uneven global macroeconomic growth over the near-term. The Company's ongoing, targeted growth investments in strategic sectors such as agriculture, water, electronics and packaging further position Dow for ongoing growth in areas where the Company's differentiation is rewarded.
Headwinds persist in Western Europe and are expected to continue over the near-term, with flat to little growth expected in construction markets in the second half of 2013. China is beginning to show some encouraging signs of growth, though signals remain mixed overall. North America has experienced some improvement, particularly in agriculture, packaging and construction. Latin America is also demonstrating strength in agriculture and packaging, with improvements in infrastructure.
Against this backdrop, Dow continues to invest in strategic projects focused on long-term, sustainable growth, such as the Company's U.S. Gulf Coast investments and its Sadara joint venture, which will allow the Company to capitalize on its industry-leading feedstock advantage. These projects, together with Dow's commitment to its priorities for cash, are establishing a strong foundation for further shareholder remuneration as earnings grow.

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

SALES VOLUME AND PRICE BY OPERATING SEGMENT AND GEOGRAPHIC AREA

Sales Volume and Price by Operating Segment and	Three Months Ended			Six Months Ended
Geographic Area	Jun 30, 2013			Jun 30, 2013
Percentage change from prior year	Volume	Price	Total	Volume	Price	Total
Operating segments
Electronic and Functional Materials	2%	(2)%	—%	3%	(2)%	1%
Coatings and Infrastructure Solutions	2	(2)	—	—	(1)	(1)
Agricultural Sciences	9	1	10	10	2	12
Performance Materials	4	(3)	1	(1)	(1)	(2)
Performance Plastics	(1)	—	(1)	(3)	1	(2)
Feedstocks and Energy	—	(4)	(4)	(6)	(3)	(9)
Total	2%	(2)%	—%	—%	(1)%	(1)%
Geographic areas
United States	—%	—%	—%	—%	—%	—%
Europe, Middle East and Africa	(2)	(4)	(6)	(6)	(1)	(7)
Rest of World	9	(2)	7	6	(1)	5
Total	2%	(2)%	—%	—%	(1)%	(1)%

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

Electronic and Functional Materials	Three Months Ended		Six Months Ended
In millions	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Sales	$1,152	$1,151	$2,293	$2,272
Price change from comparative period	(2)%	N/A	(2)%	N/A
Volume change from comparative period	2%	N/A	3%	N/A
Equity earnings	$28	$35	$45	$54
EBITDA	$254	$287	$527	$530
Certain items impacting EBITDA	$—	$—	$—	$(17)

Electronic and Functional Materials sales were $1,152 million in the second quarter of 2013, flat from $1,151 million in the second quarter of 2012. Compared with the same quarter last year, price decreased 2 percent (with approximately 40 percent of the decrease due to currency) and volume increased 2 percent. Price decreased in all geographic areas, most notably in Asia Pacific, and in most major business units. Volume increases in Asia Pacific and Latin America more than offset declines in North America and EMEA. Asia Pacific volume increased as higher demand for organic light emitting diodes used in media tablets and other flat panel displays more than offset lower demand for chemical mechanical planarization pads and slurries. EBITDA in the second quarter of 2013 was $254 million, down from $287 million in the second quarter of 2012, as lower selling prices and lower equity earnings from Dow Corning more than offset increased sales volume and lower R&D expenses due to cost savings initiatives.

Dow Electronic Materials sales in the second quarter of 2013 were flat compared with the same quarter last year, with price down 3 percent and volume up 3 percent. The decrease in price was driven by continued competitive pricing pressure and the unfavorable impact of currency, primarily due to the weakening Japanese yen. The increase in volume reflects share gains in backlight film products used in televisions and higher demand for organic light emitting diodes used in media tablets and other flat panel displays. These increases were partially offset by lower demand for chemical mechanical planarization pads and slurries and for advanced chip packaging used in personal computer memory applications.

Functional Materials sales in the second quarter of 2013 were flat compared with the same quarter last year, with price down 1 percent and volume up 1 percent. Price was down slightly in most major business units due to the impact of price / volume optimization efforts. Volume was up as higher demand for specialty materials used in energy applications and higher industrial demand for specialty amines and polymers was partially offset by lower demand for cellulosics used in food and pharmaceutical applications as well as lower demand for acrolein derivatives.
Electronic and Functional Materials sales were $2,293 million for the first six months of 2013, up 1 percent from $2,272 million in the first six months of 2012. Compared with the first six months in 2012, price decreased 2 percent and volume increased 3 percent. EBITDA for the first six months of 2013 was $527 million, down slightly from $530 million in the first six months of 2012. EBITDA decreased from last year as lower selling prices, lower equity earnings from Dow Corning and higher operating costs associated with planned maintenance turnarounds more than offset increased sales volume and lower R&D and SG&A expenses. In addition, EBITDA for the first six months of 2012 was negatively impacted by a $17 million restructuring charge related to the write-off of a canceled capital project. See Note 3 to the Consolidated Financial Statements for additional information on the restructuring plan.

In July 2012, the Chinese Ministry of Commerce ("MOFCOM") initiated antidumping and countervailing duty investigations of imports of solar-grade polycrystalline silicon products from the United States and Korea based on a petition filed by Chinese solar-grade polycrystalline silicon producers. The petition alleges that producers within these countries, including Dow Corning, exported solar-grade polycrystalline silicon to China at less than fair value, and that production of solar-grade polycrystalline silicon in the United States has been subsidized by the U.S. government. On July 18, 2013, MOFCOM announced its preliminary determination that China's solar-grade polycrystalline silicon industry suffered material damage because of dumping by producers in the United States and Korea. The Chinese authorities imposed provisional antidumping duties on producers in the United States and Korea ranging from 2.4% to 57.0%, including duties of 53.3% on future imports of solar-grade polycrystalline silicon produced by Dow Corning. A decision on subsidies has not been announced. The requirement for solar-grade polycrystalline silicon producers to pay provisional duties on imports became effective July 24, 2013, and is still subject to a final review process by MOFCOM. The duties do not apply to past imports. Dow Corning will continue to cooperate with MOFCOM in the investigations and will vigorously contest the determination. Dow Corning's polycrystalline silicon products accounted for a significant portion of its operating results.

COATINGS AND INFRASTRUCTURE SOLUTIONS
The Coatings and Infrastructure Solutions segment consists of the following businesses: Dow Building and Construction, Dow Coating Materials, Dow Water and Process Solutions, and Performance Monomers; and includes a portion of the Company's share of the results of Dow Corning Corporation, a joint venture of the Company.

Coatings and Infrastructure Solutions	Three Months Ended		Six Months Ended
In millions	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Sales	$1,888	$1,888	$3,555	$3,591
Price change from comparative period	(2)%	N/A	(1)%	N/A
Volume change from comparative period	2%	N/A	—%	N/A
Equity earnings	$25	$45	$51	$67
EBITDA	$250	$337	$436	$541
Certain items impacting EBITDA	$—	$—	$—	$(41)

Coatings and Infrastructure Solutions sales were $1,888 million in the second quarter of 2013, unchanged from the second quarter of 2012. Compared with the same quarter last year, price decreased 2 percent (with approximately one-third of the decrease due to currency) and volume increased 2 percent. Price decreased in all geographic areas and in all businesses. Dow Building and Construction volume was slightly higher as increased demand for insulated products in Asia Pacific, most notably in Japan, was offset by continued weakness in construction activity in EMEA and slower non-residential construction activity in North America. Dow Coating Materials volume was higher due to modest recovery in industrial coatings and architectural coatings, especially in North America and EMEA. Performance Monomers volume increased across all geographic areas driven by higher demand for acrylic acid used in coating and adhesive applications. Dow Water and Process Solutions volume was lower as increased demand for reverse osmosis membranes used in water desalination projects was more than offset by lower demand for ion exchange resins used in larger industrial water projects, most notably in Japan.
EBITDA in the second quarter of 2013 was $250 million, down from $337 million in the second quarter of 2012. EBITDA decreased from the same quarter last year as lower selling prices, higher maintenance and operating costs and lower equity earnings, primarily from Dow Corning, more than offset increased sales volume, lower R&D expenses and the positive impact of currency on costs.
Coatings and Infrastructure Solutions sales were $3,555 million for the first six months of 2013, down 1 percent from $3,591 million in 2012. Compared with the first six months of 2012, price declined 1 percent, with more than half of the decline due to currency, and volume was unchanged. Volume was flat as increased demand for architectural coatings, industrial coatings, acrylic monomers and reverse osmosis membranes was offset by lower demand for insulation products.
EBITDA for the first six months of 2013 was $436 million, compared with $541 million in the first six months of 2012. EBITDA declined from last year as lower selling prices, higher costs related to planned maintenance turnarounds, decreased equity earnings, primarily from Dow Corning, and higher raw material costs more than offset lower R&D and SG&A expenses and the favorable impact of currency on costs. In addition, EBITDA for the first six months of 2012 was negatively impacted by $41 million of restructuring charges, consisting of asset write-downs and write-offs of $37 million and costs associated with exit or disposal activities of $4 million. See Note 3 to the Consolidated Financial Statements for additional information on the restructuring plan.

In July 2012, the Chinese Ministry of Commerce ("MOFCOM") initiated antidumping and countervailing duty investigations of imports of solar-grade polycrystalline silicon products from the United States and Korea based on a petition filed by Chinese solar-grade polycrystalline silicon producers. The petition alleges that producers within these countries, including Dow Corning, exported solar-grade polycrystalline silicon to China at less than fair value, and that production of solar-grade polycrystalline silicon in the United States has been subsidized by the U.S. government. On July 18, 2013, MOFCOM announced its preliminary determination that China's solar-grade polycrystalline silicon industry suffered material damage because of dumping by producers in the United States and Korea. The Chinese authorities imposed provisional antidumping duties on producers in the United States and Korea ranging from 2.4% to 57.0%, including duties of 53.3% on future imports of solar-grade polycrystalline silicon produced by Dow Corning. A decision on subsidies has not been announced. The requirement for solar-grade polycrystalline silicon producers to pay provisional duties on imports became effective July 24, 2013, and is still subject to a final review process by MOFCOM. The duties do not apply to past imports. Dow Corning will continue to cooperate with MOFCOM in the investigations and will vigorously contest the determination. Dow Corning's polycrystalline silicon products accounted for a significant portion of its operating results.

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

Agricultural Sciences	Three Months Ended		Six Months Ended
In millions	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Sales	$1,850	$1,676	$3,953	$3,514
Price change from comparative period	1%	N/A	2%	N/A
Volume change from comparative period	9%	N/A	10%	N/A
Equity earnings (losses)	$1	$(1)	$3	$—
EBITDA	$290	$307	$774	$758

Agricultural Sciences sales were $1,850 million in the second quarter of 2013, up 10 percent from $1,676 million in the second quarter of 2012, a second quarter sales record for the segment. Compared with the second quarter of 2012, volume increased 9 percent and price increased 1 percent. Strong sales growth was reported in Latin America, North America and Asia Pacific. The Crop Protection and Seeds, Traits and Oils businesses both set new second quarter sales records. Crop Protection reported 12 percent sales growth with strong demand for glyphosate and new products despite a late start to the growing season in the northern hemisphere. Seeds, Traits and Oils reported nearly 4 percent sales growth in the quarter with strong performance in forage and soybeans seeds in the United States. EBITDA for the second quarter of 2013 was $290 million, down from $307 million in the second quarter of 2012, primarily due to increased SG&A and R&D expenses related to growth initiatives.

For the first six months of 2013, sales for Agricultural Sciences were $3,953 million, up 12 percent from $3,514 million in 2012, representing a new sales record for the segment and both businesses for the first six months of the year. Compared with the same period last year, volume increased 10 percent and price increased 2 percent. Agricultural Sciences reported strong sales growth in Latin America, Asia Pacific and North America. Sales in the Crop Protection business grew 9 percent compared with the first six months of 2012, driven by new products (up 13 percent), with strong growth also reported in glyphosate, the cereal herbicide portfolio and insecticides. Seeds, Traits and Oils reported a 23 percent increase in sales compared with the first six months of 2012, with strong growth across most major seed portfolios and strong demand for SmartStax® corn hybrids.

For the first six months of 2013, EBITDA was $774 million, a first half EBITDA record for the segment and up $16 million from $758 million the first six months of 2012. EBITDA increased as favorable global agricultural and food industry conditions, new product sales and new seed technologies led to sales increases in all geographic areas, more than offsetting increased R&D and SG&A expenses related to ongoing growth initiatives.

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

Performance Materials	Three Months Ended		Six Months Ended
In millions	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Sales	$3,389	$3,369	$6,717	$6,842
Price change from comparative period	(3)%	N/A	(1)%	N/A
Volume change from comparative period	4%	N/A	(1)%	N/A
Equity losses	$(12)	$(20)	$(35)	$(37)
EBITDA	$284	$350	$724	$682
Certain items impacting EBITDA	$—	$—	$—	$(186)

Performance Materials sales were $3,389 million in the second quarter of 2013, up 1 percent from $3,369 million in the second quarter of 2012. Price declined 3 percent, compared with the second quarter of last year, with decreases reported in all geographic areas. Lower propylene costs and competitive pricing pressure drove price decreases in nearly all businesses, except Dow Automotive Systems, which was flat. Volume was up 4 percent with increases reported in all geographic areas except North America. PO/PG reported a double-digit volume increase due to gains from the business' new production facility in Thailand. Polyurethanes reported growth in all geographic areas as a result of improved supply in EMEA and North America. Volume improved in all geographic areas in Dow Formulated Systems, driven largely by market share gains in the energy efficiency sector, particularly in the Middle East and Africa. Dow Automotive Systems reported volume gains due to increased demand. Epoxy reported a double-digit volume decline due to poor supply and demand fundamentals and ongoing weakness in phenolics and epoxy resins.
EBITDA for the second quarter of 2013 was $284 million, down from $350 million in the second quarter of 2012. Compared with the same period last year, lower selling prices more than offset increased sales volume and lower equity losses.
For the first half of 2013, Performance Materials sales were $6,717 million, a decrease of 2 percent from $6,842 million in the first half of 2012. Compared with last year, price declined 1 percent and volume declined 1 percent. Price declined in all geographic areas, except North America, driven primarily by competitive market conditions putting downward pressure on prices. Volume decreased as lower demand in Chlorinated Organics, Epoxy and Oxygenated Solvents more than offset growth in other businesses.
EBITDA for the first six months of 2013 was $724 million, up from $682 million in the first six months of 2012. The first half of 2012 was negatively impacted by $186 million of restructuring charges related to the shutdown/consolidation of assets in the Polyurethanes and Epoxy businesses in Brazil, Texas and Germany, and the cancellation of a capital project. Excluding the impact of the restructuring charge, EBITDA declined in the first half of 2013 due to lower selling prices, lower sales volume and higher raw material costs. See Note 3 to the Consolidated Financial Statements for additional information on the restructuring plan.

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

Performance Plastics	Three Months Ended		Six Months Ended
In millions	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Sales	$3,676	$3,711	$7,174	$7,302
Price change from comparative period	—%	N/A	1%	N/A
Volume change from comparative period	(1)%	N/A	(3)%	N/A
Equity earnings	$88	$39	$145	$73
EBITDA	$1,010	$760	$1,962	$1,478

Performance Plastics sales in the second quarter of 2013 were $3,676 million, down 1 percent from $3,711 million in the second quarter of 2012, due entirely to volume declines. Price was flat despite declining feedstock costs, with increases reported in Latin America and North America offset by declines in Asia Pacific and EMEA. Dow Packaging and Specialty Plastics prices increased in North America due to tightness in the market, declined in EMEA due to lower feedstock costs and declined in Asia Pacific due to the unfavorable impact of currency, primarily in Japan. Dow Packaging and Specialty Plastics volume increased in all geographic areas, except EMEA, which reflects the Company's shutdown of a high-density polyethylene facility in Tessenderlo, Belgium. Dow Elastomers reported price declines in all geographic areas due to increased industry capacity, which more than offset volume increases in all geographic areas, except Asia Pacific, due to higher demand in the transportation and adhesives industries. Dow Electrical and Telecommunications sales declined primarily due to volume, which was impacted by reduced supply related to the Company's July 1, 2013 divestiture of its 50 percent ownership interest in Nippon Unicar Company, Limited.

EBITDA in the second quarter of 2013 was $1,010 million, up from $760 million in the second quarter of 2012. EBITDA improved primarily due to the impact of lower feedstock costs, lower spending for planned maintenance turnarounds and increased equity earnings from Univation Technologies, LLC and The Kuwait Styrene Company K.S.C. and improved results from The SCG-Dow Group.

Performance Plastics sales for the first six months of 2013 were $7,174 million, down 2 percent from $7,302 million in the first half of 2012. Compared with the first half of 2012, price increased 1 percent while volume decreased 3 percent. EBITDA for the first half of 2013 was $1,962 million, up from $1,478 million in the first half of 2012. EBITDA improved due to the impact of higher selling prices, lower feedstock costs, lower other raw material costs, increased equity earnings from Univation Technologies, LLC, The Kuwait Styrene Company K.S.C. and EQUATE and improved results from The SCG-Dow Group which more than offset the impact of lower sales volume.

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

Feedstocks and Energy	Three Months Ended		Six Months Ended
In millions	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Sales	$2,543	$2,657	$5,099	$5,592
Price change from comparative period	(4)%	N/A	(3)%	N/A
Volume change from comparative period	—%	N/A	(6)%	N/A
Equity earnings	$105	$52	$264	$177
EBITDA	$193	$134	$433	$332

Feedstocks and Energy sales were $2,543 million in the second quarter of 2013, down 4 percent from $2,657 million in the second quarter of 2012, with price down 4 percent and volume flat. For the first six months of 2013, sales were $5,099 million, down from $5,592 million in the same period of 2012. Compared with the first half of 2012, price decreased 3 percent while volume decreased 6 percent.

Sales of the Hydrocarbons business decreased 11 percent in the second quarter of 2013, due to a 9 percent decrease in price and a 2 percent decrease in volume. Price declined due to lower butadiene prices in the United States and Europe as well as lower prices for other ethylene by-products in Europe. Volume declined primarily due to lower sales of by-products resulting from decreased ethylene production and lighter feedslates in Europe. For the first six months of 2013, sales were down 13 percent from the same period last year.

Energy sales doubled in the second quarter of 2013 compared with the same quarter last year, driven primarily by price increases in North America. Sales for the Energy business are primarily opportunistic merchant sales driven by market conditions and sales to customers located on Dow manufacturing sites. For the first six months of 2013, the Energy business' sales were up 47 percent from the same period last year, driven by price and volume increases in North America.

The Company uses derivatives of crude oil and natural gas as feedstocks in its ethylene facilities. In addition, the Company purchases electric power, benzene, ethylene and propylene to supplement internal production, as well as other raw materials. The Company's cost of purchased feedstocks and energy in the second quarter of 2013 remained flat compared with the same quarter last year, with increasing natural gas costs offset by declining feedstock costs.

Sales for the Chlor-Alkali/Chlor-Vinyl business were flat in the second quarter of 2013 compared with the same period last year, as a 2 percent increase in price was offset by a 2 percent decline in volume. Price increases were reported by both vinyl chloride monomer ("VCM") and caustic, while volume declined due to planned maintenance turnaround activity that lowered the volume of caustic available for sale. For the first six months of 2013, sales for Chlor-Alkali/Chlor-Vinyl were down 5 percent from the same period last year.

EO/EG sales were up 19 percent in the second quarter of 2013, driven by a 21 percent increase in volume that more than offset a 2 percent decrease in price. Volume increased primarily due to increased catalyst sales globally, as well as increased sales of ethylene oxide (“EO”), especially in EMEA. For the first six months of 2013, sales for EO/EG were up 15 percent from the same period last year, driven by an 18 percent increase in volume and partially offset by a 3 percent decrease in price.

Feedstocks and Energy EBITDA in the second quarter of 2013 was $193 million, up from $134 million in the second quarter of 2012, primarily driven by higher equity earnings from MEGlobal. EBITDA for the first six months of 2013 was $433 million, up from $332 million in the same period last year, primarily due to increased equity earnings from MEGlobal, The Kuwait Olefins Company K.S.C. and EQUATE. The Hydrocarbons business transfers materials to Dow's derivative businesses and the Energy business supplies utilities to Dow's businesses at net cost, resulting in EBITDA that is at or near break-even for these businesses.

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

CORPORATE
Included in the results for Corporate are:

•	results of insurance company operations;

•	results of Ventures (which includes new business incubation platforms focused on identifying and pursuing new commercial opportunities);

•	Venture Capital;

•	gains and losses on sales of financial assets;

•	stock-based compensation expense and severance costs;

•	asbestos-related defense and resolution costs;

•	foreign exchange results;

•	non-business aligned technology licensing and catalyst activities;

•	environmental operations;

•	enterprise level mega project activities; and

•	certain corporate overhead costs and cost recovery variances not allocated to the operating segments.

Corporate	Three Months Ended		Six Months Ended
In millions	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Sales	$79	$61	$169	$119
Equity losses	$(7)	$(2)	$(15)	$(17)
EBITDA	$1,885	$(215)	$1,530	$(653)
Certain items impacting EBITDA	$2,039	$—	$1,967	$(137)

Sales for Corporate, which primarily relate to the Company's insurance operations, were $79 million in the second quarter of 2013, up from $61 million the second quarter of 2012. For the first six months of 2013, sales were $169 million, up from $119 million in the same period of 2012.

EBITDA in the second quarter of 2013 was a gain of $1,885 million, compared with a loss of $215 million in the second quarter of 2012. Compared with the same period last year, EBITDA was favorably impacted by a gain from the K-Dow arbitration (including a pretax gain of $2.161 billion related to damages awarded), lower foreign currency losses, decreased performance-based compensation costs (including expenses related to stock-based compensation) and cost savings related to the 2012 restructuring programs. EBITDA in the second quarter of the 2013 was negatively impacted by a $110 million loss related to the early extinguishment of debt as well as $12 million of implementation costs related to the Company's 2012 restructuring programs.
EBITDA for the first six months of 2013 was a gain of $1,530 million, compared with a loss of $653 million in the same period last year. EBITDA was favorably impacted by a gain from the K-Dow arbitration (including a pretax gain of $2.161 billion related to damages awarded), lower performance-based compensation costs (including expenses related to stock-based compensation and decreased participation in the Employees' Stock Purchase Plan) and foreign currency gains. EBITDA for the first six months of 2013 was reduced by a $170 million loss related to the early extinguishment of debt as well as $24 million of implementation costs related to the Company's 2012 restructuring programs. EBITDA for the first six months of 2012 was reduced by $113 million of severance costs related to the workforce reduction component of the Company's 1Q12 Restructuring plan as well as a $24 million loss related to the early extinguishment of debt. See Note 3 to the Consolidated Financial Statements for additional information on the 1Q12 Restructuring plan; Note 8 for information on the K-Dow arbitration matter; and Note 10 for information on the loss on early extinguishment of debt.

CHANGES IN FINANCIAL CONDITION
The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Six Months Ended
In millions	Jun 30, 2013	Jun 30, 2012
Cash provided by (used in):
Operating activities	$4,188	$1,421
Investing activities	(712)	(1,115)
Financing activities	(2,861)	(1,609)
Effect of exchange rate changes on cash	(50)	(13)
Net change in cash and cash equivalents	$565	$(1,316)

During the second quarter of 2013, the Company received a cash payment of $2.195 billion related to the K-Dow arbitration. The cash was utilized for debt reduction measures.

In the first six months of 2013, cash provided by operating activities increased compared with the same period last year primarily due to increased earnings, which were impacted by the K-Dow arbitration award. In September 2013, as a result of the receipt of cash associated with the damages awarded in the K-Dow arbitration, the Company will include in its estimated tax payments to the Internal Revenue Service the cash tax associated with the taxable portion of the damages awarded, currently estimated to be between $410 million and $460 million.

In the first six months of 2013, cash used in investing activities decreased compared with the same period last year primarily due to decreased investments in and loans to nonconsolidated affiliates, lower capital expenditures and increased proceeds from sales and maturities of investments.

In the first six months of 2013, cash used in financing activities increased compared with the same period last year primarily due to payments on long-term debt (including the early extinguishment of $2.1 billion of debt in the first six months of 2013, compared with the early extinguishment of $1.25 billion of debt in the first six months of 2012, and as discussed below), partially offset by a decline in dividend payments in 2013 (due to an accelerated dividend payment made in the fourth quarter of 2012).

The Company had cash and cash equivalents of $4,883 million at June 30, 2013 and $4,318 million at December 31, 2012, of which $2,048 million at June 30, 2013 and $845 million at December 31, 2012 was held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. At June 30, 2013, management believed that sufficient liquidity was available in the United States. However, in the unusual event that additional foreign funds are needed in the United States, the Company has the ability to repatriate additional funds. The repatriation could result in an adjustment to the tax liability after considering available foreign tax credits and other tax attributes.

The activities related to the 2012 restructuring plans are expected to result in additional cash expenditures of approximately $312 million primarily through March 31, 2015 related to severance costs, contract cancellation fees and environmental remediation (see Note 3 to the Consolidated Financial Statements). The Company expects to incur additional costs in the future related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations, and to ensure competitiveness across its businesses and geographic areas. Future costs are expected to include demolition costs related to closed facilities and restructuring plan implementation costs; these costs will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

Management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

The following table presents working capital and certain balance sheet ratios:

Working Capital In millions	Jun 30, 2013		Dec 31, 2012
Current assets	$25,327		$23,684
Current liabilities	12,613		11,493
Working capital	$12,714		$12,191
Current ratio	2.01	:1	2.06	:1
Days-sales-outstanding-in-receivables	47		46
Days-sales-in-inventory	73		71

Days sales-in-inventory increased in the first six months of 2013 as the Company added inventory to address seasonal demand and planned maintenance turnarounds in the second quarter of 2013.

As shown in the following table, net debt is equal to total gross debt minus "Cash and cash equivalents." As Dow continues to strengthen its balance sheet and increase financial flexibility, management is principally focused on net debt, as Dow believes this is the best measure of the Company’s financial leverage. At June 30, 2013, net debt as a percent of total capitalization decreased to 36.4 percent primarily due to a $2.195 billion cash payment and pretax gain from K-Dow arbitration proceeding and a $2.2 billion reduction in gross debt, including the early extinguishment of $2.1 billion of debt in the first six months of 2013.

Total Debt In millions	Jun 30, 2013	Dec 31, 2012
Notes payable	$505	$396
Long-term debt due within one year	846	672
Long-term debt	17,475	19,919
Gross debt	$18,826	$20,987
Cash and cash equivalents	$4,883	$4,318
Net debt	$13,943	$16,669
Gross debt as a percent of total capitalization	43.6%	48.8%
Net debt as a percent of total capitalization	36.4%	43.1%

As part of its ongoing financing activities, Dow has the ability to issue promissory notes under its U.S. and Euromarket commercial paper programs. The Company had no commercial paper outstanding at June 30, 2013 or December 31, 2012. The Company maintains access to the commercial paper market at competitive rates.

In the event Dow has short-term liquidity needs and is unable to issue commercial paper under these programs for any reason, Dow has the ability to access liquidity through its committed and available credit facilities. The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at June 30, 2013
In millions	Effective Date	Committed Credit	Available Credit	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility ("Revolving Credit Facility")	October 2011	$5,000	$5,000	October 2016	Floating rate
Bilateral Revolving Credit Facility	October 2012	170	170	October 2016	Floating rate
Bilateral Revolving Credit Facility	March 2013	100	100	March 2014	Floating rate
Bilateral Revolving Credit Facility	March 2013	300	300	October 2016	Floating rate
Term Loan Facility	March 2013	300	—	March 2016	Floating rate
Bilateral Revolving Credit Facility	April 2013	200	200	April 2016	Floating rate
Total Committed and Available Credit Facilities		$6,070	$5,770

The Company has access to committed accounts receivable securitization facilities in the United States, Europe and Asia Pacific, from which amounts available for funding are based upon available and eligible accounts receivable within each of the facilities. The United States and Asia Pacific facilities are renewed annually. The European facility is renewed every two years. See Note 9 to the Consolidated Financial Statements for further information.

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

At June 30, 2013, the Company had Euro 5 billion (approximately $6.5 billion) available for issuance under the Company’s Euro Medium Term Note Program renewed with the Commission de Surveillance du Secteur Financier, Luxembourg and the Luxembourg Stock Exchange on December 19, 2012, as well as Japanese yen 50 billion (approximately $500 million) of securities available for issuance under a shelf registration renewed with the Kanto Local Finance Bureau of the Ministry of Finance of Japan effective September 8, 2012.

On June 24, 2013, the Company redeemed $1.25 billion aggregate principal amount of 5.9 percent notes due February 15, 2015, at a price of 108.4 percent of the principal amount of the notes, plus accrued and unpaid interest. As a result of this redemption, the Company realized a $108 million pretax loss on the early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in Corporate.

On June 15, 2013, the Company redeemed $142 million aggregate principal amount of InterNotes of various interest rates and varying maturities in 2017, 2018, 2020, 2021 and 2022. As a result of this redemption, the Company realized a $2 million pretax loss on the early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in Corporate.

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

During the first six months of 2013, the Company redeemed $250 million of 5.6 percent notes that matured on March 15, 2013 and redeemed $80 million principal amount of InterNotes at maturity. In the second quarter of 2013, the Company repurchased $200 million of pollution control/industrial revenue tax-exempt bonds of which $126 million is available for re-marketing.

During the first six months of 2013, the Company issued $142 million aggregate principal amount of InterNotes and approximately $48 million of long-term debt (net of $61 million of repayments) was entered into by consolidated variable interest entities. The Company also drew $300 million on a Committed Term Loan Facility on April 5, 2013.

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

During the first six months of 2012, the Company issued $210 million aggregate principal amount of certain notes and InterNotes and $224 million of long-term debt was entered into by consolidated variable interest entities. The Company also redeemed $37 million of pollution control/industrial revenue bonds that matured on January 1, 2012, and repurchased $105 million of pollution control/industrial revenue tax-exempt bonds that are available for re-marketing.

Dow's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. The Company's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of the Company's consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Revolving Credit Facility equals or exceeds $500 million. The ratio of the Company's consolidated indebtedness to consolidated capitalization as defined in the Revolving Credit Facility was 0.42 to 1.00 at June 30, 2013. At June 30, 2013, management believes the Company was in compliance with all of its covenants and default provisions.

Credit Ratings
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

Share Repurchase Program
On February 13, 2013, the Board of Directors approved a share buy-back program, authorizing up to $1.5 billion to be spent on the repurchase of the Company's common stock over a period of time. Purchases under this program began in May. During the second quarter of 2013, the Company purchased 2,329,900 shares of common stock at a cost of approximately $80 million. At June 30, 2013, approximately $1.42 billion of the share buy-back program authorization remained available for additional repurchases. For additional information, see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Capital Expenditures
Capital spending was $506 million in the second quarter of 2013, compared with $581 million in the second quarter of 2012. Year to date, capital spending was $852 million in 2013, compared with $983 million in 2012. The Company expects capital spending in 2013 to be approximately $2.1 billion.

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

The following table represents long-term debt obligations and expected cash requirements for interest at June 30, 2013, reflecting the redemption of notes and InterNotes, the issuance of new InterNotes and new debt entered into by consolidated variable interest entities during the first six months of 2013 (see Note 10 to the Consolidated Financial Statements).

Contractual Obligations at June 30, 2013	Payments Due by Year
In millions	2013	2014	2015	2016	2017	2018 and beyond	Total
Long-term debt – current and noncurrent (1)	$254	$688	$462	$1,361	$1,216	$14,727	$18,708
Expected cash requirements for interest (2)	$502	$975	$954	$930	$908	$8,213	$12,482

(1)	Excludes unamortized debt discount of $387 million.

(2)
Cash requirements for interest were calculated using current interest rates at June 30, 2013, assuming no refinancing or extensions, and includes interest on approximately $2.1 billion of various floating rate notes.

Contractual Obligations at December 31, 2012	Payments Due by Year
In millions	2013	2014	2015	2016	2017	2018 and beyond	Total
Long-term debt – current and noncurrent (1)	$672	$1,438	$1,712	$1,043	$1,212	$14,917	$20,994
Expected cash requirements for interest (2)	$1,154	$1,079	$1,000	$942	$921	$8,384	$13,480

(1)	Excludes unamortized debt discount of $403 million.

(2)
Cash requirements for interest were calculated using interest rates at December 31, 2012, assuming no refinancing or extensions, and includes interest on approximately $1.94 billion of various floating rate notes.

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

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. The Company had outstanding guarantees at June 30, 2013 of $5,700 million, up from $2,181 million at December 31, 2012.

During the first six months of 2013, the Company entered into guarantee agreements (“Guarantees”) related to project financing for Sadara Chemical Company (“Sadara”), a nonconsolidated affiliate. On April 2, 2013, Sadara issued an Islamic bond (“Sukuk”) in the amount of SAR 7.5 billion (approximately $2 billion). On June 16, 2013, Sadara entered into definitive agreements with certain export credit agencies, commercial banks and the Public Investment Fund of the Kingdom of Saudi Arabia for approximately $10.5 billion of project financing (“Additional Project Financing”). The Additional Project Financing closed on June 28, 2013 and Sadara is expected to start drawing on a portion of the project financing in the third quarter of 2013. Total project financing obtained by Sadara is approximately $12.5 billion. The Company's guarantee of the Sukuk and the Additional Project Financing is in proportion to the Company's 35 percent ownership interest in Sadara, or up to approximately $4.4 billion when the project financing is fully drawn. The Guarantees will be released upon completion of construction of the Sadara complex and satisfactory fulfillment of certain other conditions, including passage of an extensive operational testing program, which is currently anticipated for the end of 2017.

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

Dividends
On May 9, 2013, the Board of Directors declared a quarterly dividend of $0.32 per common share, payable July 30, 2013 to stockholders of record on June 28, 2013. Since 1912, the Company has maintained or increased the amount of the quarterly dividend, adjusted for stock splits, with the exception of February 12, 2009. During this 101-year period, Dow has increased the amount of the quarterly dividend 49 times (approximately 12 percent of the time), reduced the dividend once in February 2009, and maintained the amount of the quarterly dividend approximately 88 percent of the time.

On May 9, 2013, the Board of Directors declared a quarterly dividend of $85 million to Cumulative Convertible Perpetual Preferred Stock, Series A shareholders of record on June 15, 2013, which was paid on July 1, 2013. Ongoing dividends related to Cumulative Convertible Perpetual Preferred Stock, Series A will accrue at the rate of $85 million per quarter, and are payable quarterly subject to Board of Directors’ approval.

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

	2013	2012
Claims unresolved at January 1	33,449	53,225
Claims filed	5,972	4,332
Claims settled, dismissed or otherwise resolved	(5,381)	(19,249)
Claims unresolved at June 30	34,040	38,308
Claimants with claims against both UCC and Amchem	(10,092)	(11,098)
Individual claimants at June 30	23,948	27,210

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

K-Dow Arbitration
In February 2009, the Company initiated arbitration proceedings against Petrochemical Industries Company (K.S.C.) ("PIC") alleging that PIC breached the Joint Venture Formation Agreement related to the establishment of K-Dow, a proposed 50:50 global petrochemicals joint venture with PIC, by failing to close the transaction. In May 2012, the International Court of Arbitration of the International Chamber of Commerce ("ICC") awarded the Company $2.161 billion in damages ("Partial Award"), not including pre- and post-award interest and arbitration costs. On March 4, 2013, the ICC released the Final Award in the arbitration case covering the Company's claim for pre- and post-award interest and arbitration costs and awarded the Company $318 million, as of February 28, 2013. On May 6, 2013, the Company and PIC entered into a Deed providing for payment of the Company's claims against PIC under the K-Dow arbitration. On May 7, 2013, the Company confirmed the receipt of a $2.195 billion cash payment from PIC, which included the Partial Award of $2.161 billion as well as recovery of Dow's costs incurred in the arbitration, including legal fees. In addition, Kuwait Petroleum Corporation provided assurances that no retaliatory or punitive actions would be taken against the Company and its affiliates as a result of the Deed and payment. The K-Dow arbitration is considered final and settled in full.

For additional information, see K-Dow Arbitration in Note 8 to the Consolidated Financial Statements.

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

Dow uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Company is a historical simulation model which captures co-movements in market rates across different instruments and market risk exposure categories. The historical simulation model uses a 97.5 percent confidence level and the historical scenario period includes at least six months of historical data. The June 30, 2013, 2012 year-end and 2012 average daily VAR for the aggregate of all positions are shown below. These amounts are immaterial relative to the total equity of the Company:

Total Daily VAR by Exposure Type		2012
In millions	At June 30, 2013	Year-end	Average
Interest rate	$150	$159	$166
Equities	$12	$12	$14
Commodities	$5	$7	$8
Foreign exchange	$4	$1	$2
Composite	$151	$159	$176

The Company’s daily VAR for the aggregate of all positions decreased from a composite VAR of $159 million at December 31, 2012 to a composite VAR of $151 million at June 30, 2013. The decline in interest rate VAR is largely driven by reductions in debt outstanding despite an increase in interest rate volatility. The equities VAR remained flat as a slight increase in equity volatility was offset by a decline in equity exposure. The commodities VAR decreased primarily due to a decline of commodity volatility. The foreign exchange VAR increased due to increases in both hedge activity and volatility. See Note 6 to the Consolidated Financial Statements for further disclosure regarding market risk.

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

The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred during the second quarter of 2013. For a summary of the history and current status of this matter, see Note 8 to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

Environmental Matters
Following a 2008 Risk Management Program ("RMP") inspection by the Environmental Protection Agency ("EPA") at the Company's Freeport, Texas manufacturing facility, the EPA determined that the facility had two deficiencies in its then-applicable RMP plan. Although EPA Region Six officials confirmed that all corrective actions were made within a reasonable period of time, the EPA sought to collect an administrative penalty in excess of $100,000. On May 7, 2013, a proposed settlement between the Company and the EPA was finalized whereby the Company was assessed a $134,500 administrative penalty of which $82,000 was paid to the EPA and $52,500 was allocated to a Supplemental Environmental Project ("SEP"). The SEP will be considered resolved when a report documenting the completion of the SEP is submitted to EPA, which is currently anticipated in the first quarter of 2014.

Dow Benelux B.V., a Netherlands-based wholly owned subsidiary of the Company, received a summons dated July 20, 2012 from the Public Prosecutor in The Netherlands to appear before the criminal section of the District Court in Breda, The Netherlands on January 23, 2013. The allegations contained in the summons relate to seven process safety incidents and environmental spills that occurred between 2005 and 2008 at Dow Benelux B.V.'s Terneuzen manufacturing facility. The Public Prosecutor alleges that each of the incidents constitutes a violation of certain Netherlands safety procedures and environmental regulations, notably Section 5 of the Major Accidents Decree 1999 and/or Section 18.18 of the Environmental Act. In addition, five of the incidents allegedly also constitute a violation of Section 173a of the Dutch Criminal Code. If convicted, Dow Benelux B.V. may face sanctions including fines in excess of $100,000 for some of the violations. By letter of December 21, 2012, the Public Prosecutor canceled the court hearing scheduled for January 23, 2013. A new court hearing has been scheduled for August 21, 2013.

The Company received an Administrative Complaint dated May 23, 2013 from the Texas Council of Environmental Quality ("TCEQ") alleging violations of various environmental requirements regulating air emissions from operations at its Freeport, Texas manufacturing facility. The TCEQ is seeking a fine in excess of $100,000 for a number of independent violations of air permits and regulations. The Company is currently negotiating with the TCEQ.

Derivative Litigation
On March 6, 2013, Jeffrey Kaufman, purportedly in the name of and on behalf of the Company, commenced an action in the United States District Court for the District of Delaware against the Company and certain officers and directors of the Company (“Defendants”) alleging, among other things, that between 2007-2012, Defendants violated federal securities and state law surrounding equity awards and disclosures involving the 1988 Award and Option Plan and the 2012 Stock Incentive Plan (the “Plans”) with respect to the tax-deductible nature of certain awards under the Plans. The relief sought in this litigation includes the recovery of certain equity awards and injunctive relief, as well as monetary damages and attorneys' fees. The Company moved to dismiss the complaint on May 14, 2013, and that motion remains pending. The Company believes the lawsuit to be without merit.

ITEM 1A.  RISK FACTORS
There were no material changes in the Company's risk factors in the second quarter of 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended June 30, 2013:

Issuer Purchases of Equity Securities		Average price paid per share	Total number of shares purchased as part of the Company's publicly announced share repurchase program (1)	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program (1)
Period	Total number of shares purchased
April 2013	—	—	—	—
May 2013	652,400	$34.95	652,400	$1,477,198,370
June 2013	1,677,500	$34.10	1,677,500	$1,420,000,081
Second quarter 2013	2,329,900	$34.34	2,329,900	$1,420,000,081
(1) On February 13, 2013, the Company announced the Board of Directors had approved a share buy-back program, authorizing up to $1.5 billion to be spent on the repurchase of the Company’s common stock. Purchases under this program began in May 2013.

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

THE DOW CHEMICAL COMPANY
Registrant
Date: July 30, 2013

/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Vice President and Controller

The Dow Chemical Company and Subsidiaries Exhibit Index

EXHIBIT NO.	DESCRIPTION

2(c)(i)	Deed Regarding Arbitration Award Payment, dated as of May 6, 2013, between The Dow Chemical Company and Petroleum Industries Company (K.S.C.).

12.1	Computation of Ratio of Earnings to Fixed Charges.

23	Analysis, Research & Planning Corporation’s Consent.

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.