Form 10-Q
period 2013-09-30
DOW CHEMICAL CO /DE/
filed 2013-10-29
CIK 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2013

or

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☑ No

Outstanding at
Class	September 30, 2013
Common Stock, par value $2.50 per share	1,212,865,976 shares

The Dow Chemical Company
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2013

The Dow Chemical Company and Subsidiaries

FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report including, without limitation, “Management's Discussion and Analysis,” and “Risk Factors.” These forward-looking statements are generally identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (see Part II, Item 1A of this Quarterly Report on Form 10-Q; Part II, Item 1A of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2013; and, Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2012). The Dow Chemical Company undertakes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions, except per share amounts (Unaudited)	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012
Net Sales	$13,734	$13,637	$42,694	$42,869
Cost of sales	11,716	11,368	35,526	35,853
Research and development expenses	418	434	1,270	1,245
Selling, general and administrative expenses	698	739	2,186	2,120
Amortization of intangibles	114	117	344	361
Restructuring charges	—	—	—	357
Equity in earnings of nonconsolidated affiliates	322	175	780	492
Sundry income (expense) - net	59	(21)	2,080	23
Interest income	11	10	29	26
Interest expense and amortization of debt discount	264	318	839	959
Income Before Income Taxes	916	825	5,418	2,515
Provision for income taxes	231	234	1,630	664
Net Income	685	591	3,788	1,851
Net income attributable to noncontrolling interests	6	9	49	38
Net Income Attributable to The Dow Chemical Company	679	582	3,739	1,813
Preferred stock dividends	85	85	255	255
Net Income Available for The Dow Chemical Company Common Stockholders	$594	$497	$3,484	$1,558

Per Common Share Data:
Earnings per common share - basic	$0.50	$0.42	$2.92	$1.32
Earnings per common share - diluted	$0.49	$0.42	$2.88	$1.31

Common stock dividends declared per share of common stock	$0.32	$0.32	$0.96	$0.89
Weighted-average common shares outstanding - basic	1,187.4	1,172.7	1,184.9	1,167.8
Weighted-average common shares outstanding - diluted	1,194.2	1,179.5	1,287.8	1,174.9

Depreciation	$509	$514	$1,518	$1,530
Capital Expenditures	$566	$622	$1,418	$1,605
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012
Net Income	$685	$591	$3,788	$1,851
Other Comprehensive Income, Net of Tax
Net change in unrealized gains (losses) on investments	20	31	(11)	63
Translation adjustments	303	339	34	165
Adjustments to pension and other postretirement benefit plans	149	97	432	279
Net gains (losses) on cash flow hedging derivative instruments	(16)	19	(9)	8
Other comprehensive income	456	486	446	515
Comprehensive Income	1,141	1,077	4,234	2,366
Comprehensive income attributable to noncontrolling interests, net of tax	9	9	18	38
Comprehensive Income Attributable to The Dow Chemical Company	$1,132	$1,068	$4,216	$2,328
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Sep 30, 2013	Dec 31, 2012
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2013: $170; 2012: $146)	$5,272	$4,318
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2013: $131; 2012: $121)	4,896	5,074
Other	4,880	4,605
Inventories	8,892	8,476
Deferred income tax assets - current	751	877
Other current assets	318	334
Total current assets	25,009	23,684
Investments
Investment in nonconsolidated affiliates	4,244	4,121
Other investments (investments carried at fair value - 2013: $2,004; 2012: $2,061)	2,496	2,565
Noncurrent receivables	341	313
Total investments	7,081	6,999
Property
Property	54,895	54,366
Less accumulated depreciation	37,535	36,846
Net property (variable interest entities restricted - 2013: $2,625; 2012: $2,554)	17,360	17,520
Other Assets
Goodwill	12,767	12,739
Other intangible assets (net of accumulated amortization - 2013: $3,168; 2012: $2,785)	4,383	4,711
Deferred income tax assets - noncurrent	2,930	3,333
Asbestos-related insurance receivables - noncurrent	160	155
Deferred charges and other assets	516	464
Total other assets	20,756	21,402
Total Assets	$70,206	$69,605
Liabilities and Equity
Current Liabilities
Notes payable	$452	$396
Long-term debt due within one year	680	672
Accounts payable:
Trade	4,864	5,010
Other	2,340	2,327
Income taxes payable	466	251
Deferred income tax liabilities - current	91	95
Dividends payable	466	86
Accrued and other current liabilities	2,634	2,656
Total current liabilities	11,993	11,493
Long-Term Debt (variable interest entities nonrecourse - 2013: $1,456; 2012: $1,406)	17,487	19,919
Other Noncurrent Liabilities
Deferred income tax liabilities - noncurrent	792	837
Pension and other postretirement benefits - noncurrent	11,020	11,459
Asbestos-related liabilities - noncurrent	483	530
Other noncurrent obligations	3,266	3,353
Total other noncurrent liabilities	15,561	16,179
Redeemable Noncontrolling Interest	147	147
Stockholders’ Equity
Preferred stock, series A	4,000	4,000
Common stock	3,042	3,008
Additional paid-in capital	3,701	3,281
Retained earnings	20,830	18,495
Accumulated other comprehensive loss	(7,070)	(7,516)
Unearned ESOP shares	(364)	(391)
Treasury stock at cost	(134)	—
The Dow Chemical Company’s stockholders’ equity	24,005	20,877
Noncontrolling interests	1,013	990
Total equity	25,018	21,867
Total Liabilities and Equity	$70,206	$69,605
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
In millions (Unaudited)	Sep 30, 2013	Sep 30, 2012
Operating Activities
Net Income	$3,788	$1,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,992	2,018
Provision (credit) for deferred income tax	123	(170)
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	(42)	92
Pension contributions	(802)	(836)
Net gain on sales of investments	(40)	(11)
Net gain on sales of property, businesses and consolidated companies	(35)	(72)
Other net loss	15	40
Net gain on sale of ownership interests in nonconsolidated affiliates	(30)	—
Restructuring charges	—	357
Loss on early extinguishment of debt	173	24
Excess tax benefits from share-based payment arrangements	(16)	(59)
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(780)	(2,399)
Proceeds from interests in trade accounts receivable conduits	688	2,190
Inventories	(426)	(1,039)
Accounts payable	(197)	(135)
Other assets and liabilities	1,179	673
Cash provided by operating activities	5,590	2,524
Investing Activities
Capital expenditures	(1,418)	(1,605)
Proceeds from sale / leaseback of assets	39	—
Proceeds from sales of property, businesses and consolidated companies	68	74
Investments in consolidated companies, net of cash acquired	(18)	(27)
Investments in and loans to nonconsolidated affiliates	(78)	(226)
Distributions from nonconsolidated affiliates	18	16
Proceeds from sale of ownership interests in nonconsolidated affiliates	66	—
Purchases of investments	(367)	(393)
Proceeds from sales and maturities of investments	450	417
Cash used in investing activities	(1,240)	(1,744)
Financing Activities
Changes in short-term notes payable	39	(98)
Proceeds from issuance of long-term debt	749	532
Payments on long-term debt	(3,314)	(1,786)
Purchases of treasury stock	(134)	—
Proceeds from issuance of common stock	247	207
Issuance costs on debt and equity securities	(5)	—
Excess tax benefits from share-based payment arrangements	16	59
Contributions from noncontrolling interests	35	—
Distributions to noncontrolling interests	(30)	(60)
Dividends paid to stockholders	(1,014)	(1,211)
Cash used in financing activities	(3,411)	(2,357)
Effect of Exchange Rate Changes on Cash	15	18
Summary
Increase (decrease) in cash and cash equivalents	954	(1,559)
Cash and cash equivalents at beginning of year	4,318	5,444
Cash and cash equivalents at end of period	$5,272	$3,885
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Nine Months Ended
In millions (Unaudited)	Sep 30, 2013	Sep 30, 2012
Preferred Stock
Balance at beginning of year and end of period	$4,000	$4,000
Common Stock
Balance at beginning of year	3,008	2,961
Common stock issued	34	37
Balance at end of period	3,042	2,998
Additional Paid-in Capital
Balance at beginning of year	3,281	2,663
Common stock issued	213	170
Stock-based compensation and allocation of ESOP shares	207	279
Balance at end of period	3,701	3,112
Retained Earnings
Balance at beginning of year	18,495	19,087
Net income available for The Dow Chemical Company common stockholders	3,484	1,558
Dividends declared on common stock (per share: $0.96 in 2013, $0.89 in 2012)	(1,139)	(1,042)
Other	(10)	(12)
Balance at end of period	20,830	19,591
Accumulated Other Comprehensive Loss
Balance at beginning of year	(7,516)	(5,996)
Other comprehensive income	446	515
Balance at end of period	(7,070)	(5,481)
Unearned ESOP Shares
Balance at beginning of year	(391)	(434)
Shares allocated to ESOP participants	27	44
Balance at end of period	(364)	(390)
Treasury Stock
Balance at beginning of year	—	—
Purchases	(134)	—
Balance at end of period	(134)	—
The Dow Chemical Company’s Stockholders’ Equity	24,005	23,830
Noncontrolling Interests
Balance at beginning of year	990	1,010
Net income attributable to noncontrolling interests	49	38
Distributions to noncontrolling interests	(30)	(60)
Capital contributions (noncash capital contributions 2013: $-; 2012: $97)	35	97
Consolidation of a variable interest entity	—	37
Cumulative translation adjustments	(26)	9
Other	(5)	—
Balance at end of period	1,013	1,131
Total Equity	$25,018	$24,961
See Notes to the Consolidated Financial Statements.

(Unaudited)	The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 1. Financial Statements Notes to the Consolidated Financial Statements

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

NOTE 2 – RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
During the first quarter of 2013, the Company adopted Accounting Standards Update ("ASU") ASU 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities," which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement and ASU 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Asset and Liabilities," which clarifies the scope of the offsetting disclosures of ASU 2011-11. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The adoption of these standards was immaterial to the consolidated financial statements.

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

Accounting Guidance Issued But Not Adopted as of September 30, 2013
In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date," which defines how entities measure obligations from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date and for which no guidance exists, except for obligations addressed within existing guidance in U.S. GAAP. The guidance also requires entities to disclose the nature and amount of the obligation as well as other information about those obligations. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective presentation for all comparative periods presented is required and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

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

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which defines the presentation requirements of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted and retrospective application is permitted, but not required. The Company is currently evaluating the impact of adopting this guidance.

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

The severance component of the 4Q12 Restructuring charge of $375 million was for the separation of approximately 2,850 employees under the terms of the Company's ongoing benefit arrangements, primarily by March 31, 2015. At December 31, 2012, severance of $8 million had been paid and a liability of $367 million remained for 2,767 employees. In the first nine months of 2013, severance of $183 million was paid, leaving a liability of $184 million for approximately 1,000 employees at September 30, 2013.

The following table summarizes the activities related to the Company's 4Q12 Restructuring reserve:

4Q12 Restructuring Activities	Costs Associated with Exit or Disposal Activities	Severance Costs	Total
In millions
Reserve balance at December 31, 2012	$30	$367	$397
Cash payments	(1)	(69)	(70)
Reserve balance at March 31, 2013	$29	$298	$327
Cash payments	(1)	(59)	(60)
Reserve balance at June 30, 2013	$28	$239	$267
Cash payments	(1)	(55)	(56)
Reserve balance at September 30, 2013	$27	$184	$211

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

The severance component of the 1Q12 Restructuring charge of $113 million was for the separation of approximately 900 employees under the terms of the Company's ongoing benefit arrangements, primarily by December 31, 2013. At December 31, 2012, severance of $82 million had been paid and a liability of $31 million remained for 248 employees. In the first nine months of 2013, severance of $26 million was paid, leaving a liability of $5 million for approximately 70 employees at September 30, 2013.

The following table summarizes the activities related to the Company's 1Q12 Restructuring reserve:

1Q12 Restructuring Activities	Costs Associated with Exit or Disposal Activities
In millions		Severance Costs	Total
Reserve balance at December 31, 2012	$56	$31	$87
Cash payments	(4)	(20)	(24)
Noncash settlements	(7)	—	(7)
Foreign currency impact	(1)	—	(1)
Reserve balance at March 31, 2013	$44	$11	$55
Cash payments	(4)	(5)	(9)
Noncash settlements	(1)	—	(1)
Reserve balance at June 30, 2013	$39	$6	$45
Cash payments	(1)	(1)	(2)
Reserve balance at September 30, 2013	$38	$5	$43

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

NOTE 4 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories In millions	Sep 30, 2013	Dec 31, 2012
Finished goods	$4,872	$4,880
Work in process	2,223	1,910
Raw materials	929	866
Supplies	868	820
Total inventories	$8,892	$8,476
The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $857 million at September 30, 2013 and $842 million at December 31, 2012.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the carrying amount of goodwill by operating segment:

Goodwill	Electronic and Functional Materials	Coatings and Infra- structure Solutions	Ag Sciences	Perf Materials	Perf Plastics	Feedstocks and Energy	Total
In millions
Net goodwill at Dec 31, 2012	$4,945	$4,052	$1,558	$740	$1,381	$63	$12,739
Sale of a Plastics Additives product line	—	—	—	(3)	—	—	(3)
Foreign currency impact	9	13	—	1	8	—	31
Net goodwill at Sep 30, 2013	$4,954	$4,065	$1,558	$738	$1,389	$63	$12,767

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	At September 30, 2013			At December 31, 2012
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$1,771	$(866)	$905	$1,729	$(747)	$982
Patents	124	(106)	18	120	(100)	20
Software	1,145	(597)	548	1,047	(548)	499
Trademarks	686	(329)	357	691	(285)	406
Customer related	3,630	(1,129)	2,501	3,688	(974)	2,714
Other	158	(141)	17	158	(131)	27
Total other intangible assets, finite lives	$7,514	$(3,168)	$4,346	$7,433	$(2,785)	$4,648
IPR&D (1), indefinite lives	37	—	37	63	—	63
Total other intangible assets	$7,551	$(3,168)	$4,383	$7,496	$(2,785)	$4,711

(1)	In-process research and development (“IPR&D”) purchased in a business combination.

The following table provides information regarding amortization expense related to intangible assets:

Amortization Expense	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012
Other intangible assets, excluding software	$114	$117	$344	$361
Software, included in “Cost of sales”	$15	$15	$48	$46

Total estimated amortization expense for 2013 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2013	$527
2014	$512
2015	$494
2016	$482
2017	$448
2018	$431

NOTE 6 – FINANCIAL INSTRUMENTS
Investments
The Company’s investments in marketable securities are primarily classified as available-for-sale.

Investing Results	Nine Months Ended
In millions	Sep 30, 2013	Sep 30, 2012
Proceeds from sales of available-for-sale securities	$409	$401
Gross realized gains	$63	$30
Gross realized losses	$(12)	$(10)
The following table summarizes the contractual maturities of the Company’s investments in debt securities:

Contractual Maturities of Debt Securities at September 30, 2013
In millions	Amortized Cost	Fair Value
Within one year	$35	$35
One to five years	468	505
Six to ten years	552	567
After ten years	142	160
Total	$1,197	$1,267

At September 30, 2013, the Company had $1,625 million ($1,701 million at December 31, 2012) of held-to-maturity securities (primarily Treasury Bills) classified as cash equivalents, as these securities had original maturities of three months or less at the time of purchase. The Company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. At September 30, 2013, the Company had investments in money market funds of $463 million classified as cash equivalents ($252 million at December 31, 2012).

The net unrealized loss from mark-to-market adjustments recognized in earnings during the three-month period ended September 30, 2013 on trading securities held at September 30, 2013 was $1 million ($1 million gain during the three-month period ended September 30, 2012). The net unrealized loss from mark-to-market adjustments recognized in earnings during the nine-month period ended September 30, 2013 on trading securities held at September 30, 2013 was $11 million ($3 million gain during the nine-month period ended September 30, 2012).

The following table provides the fair value and gross unrealized losses of the Company’s investments that were deemed to be temporarily impaired at September 30, 2013 and December 31, 2012, aggregated by investment category:

Temporarily Impaired Securities Less than 12 Months (1)
	At September 30, 2013		At December 31, 2012
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
Government debt (2)	$100	$(5)	$—	$—
Corporate bonds	165	(5)	22	(1)
Total debt securities	$265	$(10)	$22	$(1)
Equity securities	169	(8)	30	(2)
Total temporarily impaired securities	$434	$(18)	$52	$(3)

(1)	Unrealized losses of 12 months or more were less than $1 million.

(2)	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities' obligations.

Portfolio managers regularly review the Company’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of the impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred.
For debt securities, the credit rating of the issuer, current credit rating trends, the trends of the issuer’s overall sector, the ability of the issuer to pay expected cash flows and the length of time the security has been in a loss position are considered in determining whether unrealized losses represent an other-than-temporary impairment. The Company did not have any credit-related losses during the nine-month periods ended September 30, 2013 or September 30, 2012.
For equity securities, the Company’s investments are primarily in Standard & Poor’s (“S&P”) 500 companies; however, the Company’s policies allow investments in companies outside of the S&P 500. The largest holdings are Exchange Traded Funds that represent the S&P 500 index or an S&P 500 sector or subset; the Company also has holdings in Exchange Traded Funds that represent emerging markets. The Company considers the evidence to support the recovery of the cost basis of a security including volatility of the stock, the length of time the security has been in a loss position, value and growth expectations, and overall market and sector fundamentals, as well as technical analysis, in determining whether unrealized losses represent an other-than-temporary impairment. In the nine-month period ended September 30, 2013, other-than-temporary impairment write-downs on investments still held by the Company were $2 million ($5 million in the nine-month period ended September 30, 2012).

The aggregate cost of the Company’s cost method investments totaled $184 million at September 30, 2013 ($176 million at December 31, 2012). Due to the nature of these investments, the fair market value is not readily determinable. These investments are reviewed quarterly for impairment indicators. The Company's impairment analysis resulted in a $4 million reduction in the cost basis of these investments for the nine-month period ended September 30, 2013 ($3 million reduction in the nine-month period ended September 30, 2012).

The following table summarizes the fair value of financial instruments at September 30, 2013 and December 31, 2012:

Fair Value of Financial Instruments
	At September 30, 2013				At December 31, 2012
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities: (1)
Debt securities:
Government debt (2)	$532	$34	$(5)	$561	$506	$59	$—	$565
Corporate bonds	665	47	(6)	706	676	81	(1)	756
Total debt securities	$1,197	$81	$(11)	$1,267	$1,182	$140	$(1)	$1,321
Equity securities	592	153	(8)	737	634	109	(3)	740
Total marketable securities	$1,789	$234	$(19)	$2,004	$1,816	$249	$(4)	$2,061
Long-term debt incl. debt due within one year (3)	$(18,167)	$257	$(2,113)	$(20,023)	$(20,591)	$24	$(3,195)	$(23,762)
Derivatives relating to:
Interest rates	$—	$1	$(4)	$(3)	$—	$1	$(6)	$(5)
Commodities (4)	$—	$13	$(11)	$2	$—	$26	$(7)	$19
Foreign currency	$—	$67	$(27)	$40	$—	$34	$(20)	$14

(1)	Included in “Other investments” in the consolidated balance sheets.

(2)	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

(3)	Cost includes fair value adjustments of $22 million at September 30, 2013 and $23 million at December 31, 2012.

(4)	Presented net of cash collateral, as disclosed in Note 7.

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

The Company’s risk management program for interest rate, foreign currency and commodity risks is based on fundamental, mathematical and technical models that take into account the implicit cost of hedging. Risks created by derivative instruments and the mark-to-market valuations of positions are strictly monitored at all times, using value at risk and stress tests. Counterparty credit risk arising from these contracts is not significant because the Company minimizes counterparty concentration, deals primarily with major financial institutions of solid credit quality, and the majority of its hedging transactions mature in less than three months. In addition, the Company minimizes concentrations of credit risk through its global orientation by transacting with large, internationally diversified financial counterparties. It is the Company’s policy to not have credit-risk-related contingent features in its derivative instruments. No significant concentration of counterparty credit risk existed at September 30, 2013. The Company does not anticipate losses from credit risk, and the net cash requirements arising from counterparty risk associated with risk management activities are not expected to be material in 2013.
The Company revises its strategies as market conditions dictate and management reviews its overall financial strategies and the impacts from using derivatives in its risk management program with the Company’s Board of Directors.
Interest Rate Risk Management
The Company enters into various interest rate contracts with the objective of lowering funding costs or altering interest rate exposures related to fixed and variable rate obligations. In these contracts, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. At September 30, 2013, the Company had open interest rate swaps with maturity dates that extend to 2021.

Foreign Currency Risk Management
The Company’s global operations require active participation in foreign exchange markets. The Company enters into foreign exchange forward contracts and options, and cross-currency swaps to hedge various currency exposures or create desired exposures. Exposures primarily relate to assets, liabilities and bonds denominated in foreign currencies, as well as economic exposure, which is derived from the risk that currency fluctuations could affect the dollar value of future cash flows related to operating activities. The primary business objective of the activity is to optimize the U.S. dollar value of the Company’s assets, liabilities and future cash flows with respect to exchange rate fluctuations. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. At September 30, 2013, the Company had forward contracts, options and cross-currency swaps to buy, sell or exchange foreign currencies. These contracts had various expiration dates, primarily in the fourth quarter of 2013.
Commodity Risk Management
The Company has exposure to the prices of commodities in its procurement of certain raw materials. The primary purpose of commodity hedging activities is to manage the price volatility associated with these forecasted inventory purchases. At September 30, 2013, the Company had futures contracts, options and swaps to buy, sell or exchange commodities. These agreements had various expiration dates through the fourth quarter of 2015.
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
The Company had open interest rate derivatives designated as cash flow hedges at September 30, 2013 with a net loss of $2 million after tax and a notional U.S. dollar equivalent of $528 million (net loss of $3 million after tax and a notional U.S. dollar equivalent of $433 million December 31, 2012).
Current open foreign currency forward contracts hedge the currency risk of forecasted feedstock purchase transactions until March 2014. The effective portion of the mark-to-market effects of the foreign currency forward contracts is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying feedstock purchase affects income. The net loss from the foreign currency hedges included in AOCI at September 30, 2013 was $8 million after tax (net loss of $14 million after tax at December 31, 2012). At September 30, 2013, the Company had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a notional U.S. dollar equivalent of $536 million ($366 million at December 31, 2012).
Commodity swaps, futures and option contracts with maturities of not more than 36 months are utilized and designated as cash flow hedges of forecasted commodity purchases. Current open contracts hedge forecasted transactions until December 2014. The effective portion of the mark-to-market effect of the cash flow hedge instrument is recorded in AOCI; it is reclassified to income in the same period or periods that the underlying commodity purchase affects income. The net gain from commodity hedges included in AOCI at September 30, 2013 was $8 million after tax (net gain of $24 million after tax at December 31, 2012). At September 30, 2013 and December 31, 2012, the Company had the following gross aggregate notionals of outstanding commodity forward and futures contracts to hedge forecasted purchases:

Commodity	Sep 30, 2013	Dec 31, 2012	Notional Volume Unit
Corn	4.9	1.9	million bushels
Crude Oil	1.5	0.4	million barrels
Ethane	1.8	1.8	million barrels
Naphtha	2.0	90.0	kilotons
Natural Gas	113.2	186.0	million million British thermal units
Soybeans	1.6	1.3	million bushels

The net after-tax amounts to be reclassified from AOCI to income within the next 12 months are a $3 million loss for interest rate contracts, a $10 million gain for commodity contracts and an $8 million loss for foreign currency contracts.

Fair Value Hedges
For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current period income and reflected as “Interest expense and amortization of debt discount” in the consolidated statements of income. The short-cut method is used when the criteria are met. The Company had no open interest rate swaps designated as fair value hedges of underlying fixed rate debt obligations at September 30, 2013 or December 31, 2012.
Net Foreign Investment Hedges
For derivative instruments that are designated and qualify as net foreign investment hedges, the effective portion of the gain or loss on the derivative is included in “Cumulative Translation Adjustments” in AOCI. At September 30, 2013 and December 31, 2012, the Company had no open forward contracts or outstanding options to buy, sell or exchange foreign currencies designated as net foreign investment hedges. At September 30, 2013, the Company had outstanding foreign-currency denominated debt designated as a hedge of net foreign investment of $204 million ($233 million at December 31, 2012). The result of hedges of the Company’s net investment in foreign operations included in “Cumulative Translation Adjustments” in AOCI was a net gain of $18 million after tax at September 30, 2013 (net gain of $22 million after tax at December 31, 2012). See Note 16 for further detail on changes in AOCI.
Other Derivative Instruments
The Company utilizes futures, options and swap instruments that are effective as economic hedges of commodity price exposures, but do not meet the hedge accounting criteria for derivatives and hedging. At September 30, 2013 and December 31, 2012, the Company had the following gross aggregate notionals of outstanding commodity contracts:

Commodity	Sep 30, 2013	Dec 31, 2012	Notional Volume Unit
Ethane	0.4	1.0	million barrels
Naphtha	69.0	—	kilotons
Natural Gas	9.2	33.0	million million British thermal units
Propane	45.0	—	kilotons

The Company also uses foreign exchange forward contracts, options and cross-currency swaps that are not designated as hedging instruments primarily to manage foreign currency exposure. The Company had open foreign exchange contracts with various expiration dates to buy, sell or exchange foreign currencies with a gross notional U.S. dollar equivalent of $15,305 million at September 30, 2013 ($17,637 million at December 31, 2012) and had no open interest rate swaps at September 30, 2013 ($472 million at December 31, 2012).

The following table provides the fair value and gross balance sheet classification of derivative instruments at September 30, 2013 and December 31, 2012:

Fair Value of Derivative Instruments In millions	Balance Sheet Classification	Sep 30, 2013	Dec 31, 2012
Asset Derivatives
Derivatives designated as hedges:
Interest rates	Other current assets	$1	$1
Commodities	Other current assets	16	28
Foreign currency	Accounts and notes receivable – Other	4	3
Total derivatives designated as hedges		$21	$32
Derivatives not designated as hedges:
Commodities	Other current assets	$1	$3
Foreign currency	Accounts and notes receivable – Other	96	52
Total derivatives not designated as hedges		$97	$55
Total asset derivatives		$118	$87
Liability Derivatives
Derivatives designated as hedges:
Interest rates	Accounts payable – Other	$4	$5
Commodities	Accounts payable – Other	19	21
Foreign currency	Accounts payable – Other	12	14
Total derivatives designated as hedges		$35	$40
Derivatives not designated as hedges:
Interest rates	Accounts payable – Other	$—	$1
Commodities	Accounts payable – Other	2	6
Foreign currency	Accounts payable – Other	48	27
Total derivatives not designated as hedges		$50	$34
Total liability derivatives		$85	$74

NOTE 7 – FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following tables summarize the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at September 30, 2013 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Cash equivalents (2)	$—	$2,088	$—	$—	$2,088
Interests in trade accounts receivable conduits (3)	—	—	1,363	—	1,363
Equity securities (4)	702	35	—	—	737
Debt securities: (4)
Government debt (5)	—	561	—	—	561
Corporate bonds	—	706	—	—	706
Derivatives relating to: (6)
Interest rates	—	1	—	—	1
Commodities	5	12	—	(4)	13
Foreign currency	—	100	—	(33)	67
Total assets at fair value	$707	$3,503	$1,363	$(37)	$5,536
Liabilities at fair value:
Long-term debt (7)	$—	$20,023	$—	$—	$20,023
Derivatives relating to: (6)
Interest rates	—	4	—	—	4
Commodities	9	12	—	(10)	11
Foreign currency	—	60	—	(33)	27
Total liabilities at fair value	$9	$20,099	$—	$(43)	$20,065

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
Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding liabilities. The Company posted cash collateral of $28 million at September 30, 2013 ($20 million at December 31, 2012).
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

During the nine-month period ended September 30, 2013, the Company transferred from Level 1 to Level 2 certain over-the-counter equity securities valued at $4 million, as these securities trade in less active markets. There were no transfers between Levels 1 and 2 in the year ended December 31, 2012.
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
The following table summarizes the changes in fair value measurements using Level 3 inputs for the three- and nine-month periods ended September 30, 2013 and 2012:

Fair Value Measurements Using Level 3 Inputs	Three Months Ended		Nine Months Ended
Interests Held in Trade Receivable Conduits (1) In millions	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012
Balance at beginning of period	$1,291	$1,220	$1,057	$1,141
Loss included in earnings (2)	(1)	(2)	(3)	(4)
Purchases	325	343	997	2,396
Settlements	(252)	(218)	(688)	(2,190)
Balance at September 30	$1,363	$1,343	$1,363	$1,343

(1)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets.

(2)	Included in “Selling, general and administrative expenses” in the consolidated statements of income.

Fair Value Measurements on a Nonrecurring Basis
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a nonrecurring basis in the consolidated balance sheets at September 30, 2012:

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

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES
Dow Corning Credit Facility
The Company is a 50 percent shareholder in Dow Corning Corporation ("Dow Corning"). On June 1, 2004, the Company agreed to provide a credit facility to Dow Corning as part of Dow Corning's Joint Plan of Reorganization. The aggregate amount of the facility was originally $300 million; it was reduced to $50 million effective June 1, 2013, of which the Company's share is $25 million. At September 30, 2013, no draws had been taken against the credit facility.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At September 30, 2013, the Company had accrued obligations of $748 million for probable environmental remediation and restoration costs, including $76 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2012, the Company had accrued obligations of $754 million for probable environmental remediation and restoration costs, including $69 million for the remediation of Superfund sites.

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

City of Midland
The MDEQ, as a result of ongoing discussions with the Company regarding the implementation of the requirements of the License, announced on February 16, 2012, a proposed plan to resolve the issue of dioxin contamination in residential soils in Midland. As part of the proposed plan, the Company will sample soil at residential properties near the Midland site for the presence of dioxins to determine where clean-up may be required. On March 6, 2012, the Company submitted an Interim Response Activity Plan Designed to Meet Criteria ("Work Plan") to the MDEQ. On May 25, 2012, the Company submitted a revision to the Work Plan to the MDEQ to address agency and public comments. The MDEQ approved the Work Plan on June 1, 2012. Implementation of the Work Plan began on June 4, 2012. The Company submitted amendments to the Work Plan to increase the number of properties to be sampled in 2012. The amendments were approved by the MDEQ on July 23, 2012 and September 13, 2012. On February 15, 2013, the Company submitted a plan for properties to be sampled during 2013 ("2013 Plan"), as required by the approved Work Plan. Approval of the 2013 Plan was granted in May 2013. During the third quarter of 2013, the Company submitted amendments to the 2013 Plan to increase the number of properties to be sampled in 2013. Approval of the amendments to the 2013 Plan was granted on October 14, 2013 and additional sampling of properties is in progress. As of September 30, 2013, 86 of the 98 properties identified through sampling as being above the remediation criteria have been remediated.

Tittabawassee and Saginaw Rivers, Saginaw Bay
The Company, the U.S. Environmental Protection Agency ("EPA") and the State of Michigan ("State") entered into an administrative order on consent ("AOC"), effective January 21, 2010, that requires the Company to conduct a remedial investigation, a feasibility study and a remedial design for the Tittabawassee River, the Saginaw River and the Saginaw Bay, and pay the oversight costs of the EPA and the State under the authority of the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). These actions, to be conducted under the lead oversight of the EPA, will build upon the investigative work completed under the State Resource Conservation Recovery Act ("RCRA") program from 2005 through 2009. The Tittabawassee River, beginning at the Midland site and extending down to the first six miles of the Saginaw River, are designated as the first Operable Unit for purposes of conducting the remedial investigation, feasibility study and remedial design work. This work will be performed in a largely upriver to downriver sequence for eight geographic segments of the Tittabawassee and upper Saginaw Rivers. In the first quarter of 2012, the EPA requested the Company address the Tittabawassee River floodplain as an additional segment. The remainder of the Saginaw River and the Saginaw Bay are designated as a second Operable Unit and the work associated with that unit may also be geographically segmented. The AOC does not obligate the Company to perform removal or remedial action; that action can only be required by a separate order. The Company and the EPA will be negotiating orders separate from the AOC that will obligate the Company to perform remedial actions under the scope of work of the AOC. The Company and the EPA have entered into two separate orders to perform limited remedial actions to implement early actions. In addition, the Company and the EPA have entered into the first order to address remedial actions in the first of the nine geographic segments in the first Operable Unit. The Company and the EPA are engaged in negotiations over an order for the second geographic segment of the first Operable Unit, which will address the river banks and sediments.

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

At September 30, 2013, the accrual for these off-site matters was $51 million (included in the total accrued obligation of $748 million at September 30, 2013). At December 31, 2012, the Company had an accrual for these off-site matters of $42 million (included in the total accrued obligation of $754 million at December 31, 2012).

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

Based on Union Carbide’s review of 2013 activity, Union Carbide determined that no adjustment to the accrual was required at September 30, 2013. Union Carbide’s asbestos-related liability for pending and future claims was $555 million at September 30, 2013. Approximately 19 percent of the recorded liability related to pending claims and approximately 81 percent related to future claims.

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

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds (the “Insurance Litigation”). The Insurance Litigation was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Since the filing of the case, Union Carbide has reached settlements with most of the carriers involved in the Insurance Litigation and continues to pursue settlements with outstanding carriers.

Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $25 million at September 30, 2013 and $25 million at December 31, 2012. At September 30, 2013 and December 31, 2012, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage. The following table summarizes Union Carbide’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Sep 30, 2013	Dec 31, 2012
Receivables for defense costs – carriers with settlement agreements	$16	$17
Receivables for resolution costs – carriers with settlement agreements	124	137
Receivables for insurance recoveries – carriers without settlement agreements	25	25
Total	$165	$179

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $26 million in the third quarter of 2013 ($25 million in the third quarter of 2012) and $77 million in the first nine months of 2013 ($73 million in the first nine months of 2012) and was included in "Cost of sales" in the consolidated statements of income.

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

Synthetic Rubber Industry Matters
In 2003, the U.S., Canadian and European competition authorities initiated separate investigations into alleged anticompetitive behavior by certain participants in the synthetic rubber industry. Certain subsidiaries of the Company (but as to the investigation in Europe only) responded to requests for documents and otherwise cooperated in the investigations.

On June 10, 2005, the Company received a Statement of Objections from the European Commission (the “EC”) stating that it believed that the Company and certain subsidiaries of the Company (the “Dow Entities”), together with other participants in the synthetic rubber industry, engaged in conduct in violation of European competition laws with respect to the butadiene rubber and emulsion styrene butadiene rubber businesses. In connection therewith, on November 29, 2006, the EC issued its decision alleging infringement of Article 81 of the Treaty of Rome and imposed a fine of Euro 64.575 million (approximately $85 million at that time) on the Dow Entities; several other companies were also named and fined. As a result, the Company recognized a loss contingency of $85 million related to the fine in the fourth quarter of 2006. The Company appealed the EC’s decision and a hearing was held before the Court of First Instance on October 13, 2009. On July 13, 2011, the General Court issued a decision that partly affirmed the EC's decision with regard to the amount of the fine and the liability of the parent company, but rejected the EC's decision regarding the length of the conspiracy and determined that it was of a shorter duration. The Dow Entities filed an appeal of this decision to the Court of Justice of the European Union. This appeal was denied on July 18, 2013. The Dow Entities paid the fine, including accrued interest, on August 12, 2013. This proceeding is now considered resolved. Subsequent to the imposition of the fine in 2006, the Company and/or certain subsidiaries of the Company became named parties in various related U.S., United Kingdom and Italian civil actions. The U.S. matter was settled in March 2010 through a confidential settlement agreement, with an immaterial impact on the Company’s consolidated financial statements. The United Kingdom and Italian civil actions are still pending.

Additionally, on March 10, 2007, the Company received a Statement of Objections from the EC stating that it believed that DuPont Dow Elastomers L.L.C. (“DDE”), a former 50:50 joint venture with E.I. du Pont de Nemours and Company (“DuPont”), together with other participants in the synthetic rubber industry, engaged in conduct in violation of European competition laws with respect to the polychloroprene business. This Statement of Objections specifically names the Company, in its capacity as a former joint venture owner of DDE. On December 5, 2007, the EC announced its decision to impose a fine on the Company, among others, in the amount of Euro 48.675 million (approximately $66 million). The Company previously transferred its joint venture ownership interest in DDE to DuPont in 2005, and DDE then changed its name to DuPont Performance Elastomers L.L.C. (“DPE”). In February 2008, DuPont, DPE and the Company each filed an appeal of the December 5, 2007 decision of the EC. On February 2, 2012, the European General Court denied the appeals of the December 5, 2007 decision. The Company appealed this decision to the Court of Justice of the European Union. This appeal was denied on September 26, 2013. Based on the Company’s 2004 Allocation Agreement with DuPont, the Company’s share of this fine (which DuPont previously caused to be paid) did not have a material impact on the Company’s consolidated financial statements and there was no financial impact to Dow as a result of this final ruling. This matter is now considered resolved.

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

On May 15, 2013, the District Court denied the Company's request to overturn the verdict and, under antitrust laws, tripled the damages verdict resulting in a $1.2 billion judgment. On July 26, 2013, the District Court entered an amended judgment in the amount of $1.06 billion. The Company is appealing this amended judgment.

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

The following tables provide a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at September 30, 2013 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2021	$4,845	$96
Residual value guarantees	2021	685	28
Total guarantees		$5,530	$124

Guarantees at December 31, 2012 In millions	Final Expiration	Maximum Future Payments (1)	Recorded Liability
Guarantees	2021	$1,544	$48
Residual value guarantees (2)	2021	637	31
Total guarantees		$2,181	$79

(1)	The Company was indemnified by a third party for $49 million if required to perform under a $98 million guarantee.

(2)	Does not include the residual value guarantee related to the Company's variable interest in an owner trust; see Note 11.

During the first six months of 2013, the Company entered into guarantee agreements (“Guarantees”) related to project financing for Sadara Chemical Company (“Sadara”), a nonconsolidated affiliate. On April 2, 2013, Sadara issued an Islamic bond (“Sukuk”) in the amount of SAR 7.5 billion (approximately $2 billion). On June 16, 2013, Sadara entered into definitive agreements with certain export credit agencies, commercial banks and the Public Investment Fund of the Kingdom of Saudi Arabia for approximately $10.5 billion of project financing (“Additional Project Financing”). The Additional Project Financing closed on June 28, 2013. The total of the Sukuk and Additional Project Financing (collectively "Total Project Financing") obtained by Sadara is approximately $12.5 billion. At September 30, 2013, Sadara had $4.7 billion of Total Project Financing outstanding. The Company's guarantee of the Sukuk and the Additional Project Financing is in proportion to the Company's 35 percent ownership interest in Sadara, or up to approximately $4.4 billion when the project financing is fully drawn. The Guarantees will be released upon completion of construction of the Sadara complex and satisfactory fulfillment of certain other conditions, including passage of an extensive operational testing program, which is currently anticipated for the end of 2017.

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

The aggregate carrying amount of asset retirement obligations recognized by the Company was $86 million at September 30, 2013 and $92 million at December 31, 2012. The discount rate used to calculate the Company’s asset retirement obligations was 0.87 percent at September 30, 2013 and 0.87 percent at December 31, 2012. These obligations are included in the consolidated balance sheets as "Accrued and other current liabilities" and "Other noncurrent obligations."

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

During the three months ended September 30, 2013, the Company recognized a loss of $4 million on the sale of these receivables ($5 million during the three months ended September 30, 2012), which is included in “Interest expense and amortization of debt discount” in the consolidated statements of income. During the nine months ended September 30, 2013, the Company recognized a loss of $13 million on the sale of receivables ($14 million during the nine months ended September 30, 2012).
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

Interests Held	Sep 30, 2013	Dec 31, 2012
In millions
Carrying value of interests held	$1,363	$1,057
Percentage of anticipated credit losses	0.76%	0.73%
Impact to carrying value - 10% adverse change	$1	$1
Impact to carrying value - 20% adverse change	$3	$2

Credit losses, net of any recoveries, on receivables sold during the three- and nine-month periods ended September 30, 2013 and 2012 were insignificant.

Following is an analysis of certain cash flows between the Company and the conduits:

Cash Proceeds	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012
Sale of receivables	$—	$—	$19	$57
Collections reinvested in revolving receivables	$6,489	$6,432	$19,229	$19,489
Interests in conduits (1)	$252	$218	$688	$2,190

(1)	Presented in "Operating Activities" in the consolidated statements of cash flows.

Following is additional information related to the sale of receivables under these facilities:

Trade Accounts Receivable Sold	Sep 30, 2013	Dec 31, 2012
In millions
Delinquencies on sold receivables still outstanding	$129	$164
Trade accounts receivable outstanding and derecognized	$2,654	$2,294

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

During the three- and nine-month periods ended September 30, 2013 and 2012, the Company recognized insignificant losses on the sale of the participating interests in the receivables, which is included in “Interest expense and amortization of debt discount” in the consolidated statements of income. The Company receives cash upon the sale of the participating interests in the receivables.

Following is an analysis of certain cash flows between the Company and the third-party holders of the participating interests:

Cash Proceeds	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012
Sale of participating interests	$13	$16	$39	$48
Collections reinvested in revolving receivables	$13	$13	$35	$42

Following is additional information related to the sale of participating interests in the receivables under this facility:

Trade Accounts Receivable In millions	Sep 30, 2013	Dec 31, 2012
Derecognized from the consolidated balance sheets	$9	$13
Outstanding in the consolidated balance sheets	182	283
Total accounts receivable in select Asia Pacific entities	$191	$296

There were no credit losses on receivables relating to the participating interests sold during the three- and nine-month periods ended September 30, 2013 and 2012. There were no delinquencies on the outstanding receivables related to the participating interests sold at September 30, 2013 or December 31, 2012.

NOTE 10 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable In millions	Sep 30, 2013	Dec 31, 2012
Notes payable to banks	$353	$319
Notes payable to related companies	90	66
Notes payable trade	9	11
Total notes payable	$452	$396
Period-end average interest rates	2.82%	3.14%

Long-Term Debt In millions	2013 Average Rate	Sep 30, 2013	2012 Average Rate	Dec 31, 2012
Promissory notes and debentures:
Final maturity 2013	9.80%	$3	6.01%	$404
Final maturity 2014	5.36%	397	6.86%	1,138
Final maturity 2015	2.95%	53	5.82%	1,290
Final maturity 2016	2.53%	803	2.54%	789
Final maturity 2017	5.82%	902	5.88%	890
Final maturity 2018	5.53%	853	5.59%	840
Final maturity 2019 and thereafter	5.95%	12,177	5.96%	12,148
Other facilities:
U.S. dollar loans, various rates and maturities	1.52%	579	2.30%	288
Foreign currency loans, various rates and maturities	3.40%	1,233	3.50%	1,336
Medium-term notes, varying maturities through 2023	3.81%	984	4.26%	1,132
Pollution control/industrial revenue bonds, varying maturities through 2038	5.59%	518	5.67%	718
Capital lease obligations	—	45	—	21
Unamortized debt discount	—	(380)	—	(403)
Long-term debt due within one year	—	(680)	—	(672)
Long-term debt	—	$17,487	—	$19,919

Annual Installments on Long-Term Debt For Next Five Years at September 30, 2013 In millions
2013	$69
2014	$697
2015	$466
2016	$1,367
2017	$1,192
2018	$1,169

During the third quarter of 2013, the Company redeemed $209 million aggregate principal amount of InterNotes of various interest rates and maturities in 2017, 2018, 2020, 2021 and 2022. As a result of this redemption, the Company realized a $3 million pretax loss on the early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in Corporate.

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

During the first nine months of 2013, the Company redeemed $250 million of 5.6 percent notes that matured on March 15, 2013, redeemed $138 million of 6.85 percent notes that matured on August 15, 2013, and redeemed $82 million principal amount of InterNotes at maturity. In the second quarter of 2013, the Company repurchased $200 million of pollution control/industrial revenue tax-exempt bonds of which $126 million is available for re-marketing.

During the first nine months of 2013, the Company issued $286 million aggregate principal amount of InterNotes and approximately $86 million of long-term debt (net of $66 million of repayments) was entered into by consolidated variable interest entities. The Company also drew $300 million on a Committed Term Loan Facility on April 5, 2013.

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

During the first nine months of 2012, the Company issued $210 million aggregate principal amount of certain notes and InterNotes and $307 million of long-term debt was entered into by consolidated variable interest entities. The Company also redeemed $37 million of pollution control/industrial revenue bonds that matured on January 1, 2012, repurchased $105 million of pollution control/industrial revenue tax-exempt bonds that are available for re-marketing and redeemed Euro 253 million ($317 million equivalent at June 30, 2012) of notes that matured on September 19, 2012.

Available Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at September 30, 2013
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

On October 14, 2013, the Company entered into an additional $200 million Bilateral Revolving Credit Facility Agreement and, on October 16, 2013, the Company entered into an additional $100 million Bilateral Revolving Credit Facility Agreement (collectively, the "Credit Facilities"). The Credit Facilities have a maturity date of October 2016 and provide for interest at floating rates, as defined in the agreements.

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
The seventh joint venture is a development-stage enterprise located in Brazil that will initially produce ethanol from sugarcane. The Company owned 100 percent of this entity until November 2011, when the Company sold a 50 percent interest to a third party. The Company's variable interests in this joint venture relate to an equity option between the partners, a parental guarantee related to debt financing and contractual arrangements limiting the partner's initial participation in the economics of certain assets and liabilities. On July 12, 2013, the partners amended governing documents of the joint venture, including terms of the equity option. These amendments do not result in a change to the Company’s accounting treatment of the joint venture. Terms of the equity option require the Company to purchase the partner's equity investment at a price based on a specified formula if the partner elects to exit the joint venture. The Company has classified a portion of the partner's equity investment as "Redeemable Noncontrolling Interest" in the consolidated balance sheets. The joint venture's ethanol mill is expected to process its first harvest of sugarcane in 2014. Original plans for the joint venture’s expansion into downstream derivative products have been postponed.
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
The Company also holds a variable interest in an owner trust, for which the Company is the primary beneficiary. The owner trust leases an ethylene facility in The Netherlands to the Company, whereby substantially all of the rights and obligations of ownership are transferred to the Company. On February 1, 2013, the Company notified the owner trust of its intent to purchase the facility upon expiration of the lease in January 2014 for $406 million. The Company’s variable interest in the owner trust relates to the fixed purchase price option. Prior to February 1, 2013, the Company's variable interest in the owner trust related to a residual value guarantee provided to the owner trust, which was valued at $363 million at December 31, 2012.

As the primary beneficiary of these variable interest entities ("VIEs"), the entities’ assets, liabilities and results of operations are included in the Company’s consolidated financial statements. The other equity holders’ interests are reflected in “Net income attributable to noncontrolling interests” in the consolidated statements of income and "Redeemable Noncontrolling Interest" and “Noncontrolling interests” in the consolidated balance sheets. The following table summarizes the carrying amounts of the entities’ assets and liabilities included in the Company’s consolidated balance sheets at September 30, 2013 and December 31, 2012:

Assets and Liabilities of Consolidated VIEs In millions	Sep 30, 2013	Dec 31, 2012
Cash and cash equivalents (1)	$170	$146
Other current assets	128	129
Property	2,625	2,554
Other noncurrent assets	122	139
Total assets (2)	$3,045	$2,968
Current liabilities (nonrecourse 2013: $259; 2012: $261)	$605	$261
Long-term debt (nonrecourse 2013: $1,456; 2012: $1,406)	1,456	1,752
Other noncurrent liabilities (nonrecourse 2013: $75; 2012: $99)	75	99
Total liabilities	$2,136	$2,112

(1)	Includes $2 million at September 30, 2013 ($2 million at December 31, 2012) specifically restricted for the construction of a manufacturing facility.

(2)	All assets were restricted at September 30, 2013 and December 31, 2012.

In addition, the Company holds a variable interest in an entity created to monetize accounts receivable of select European entities. The Company is the primary beneficiary of this entity as a result of holding subordinated notes while maintaining servicing responsibilities for the accounts receivable. The carrying amounts of assets and liabilities included in the Company’s consolidated balance sheets pertaining to this entity were current assets of $109 million (zero restricted) at September 30, 2013 ($179 million, zero restricted, at December 31, 2012) and zero current liabilities (zero nonrecourse) at September 30, 2013 (less than $1 million, less than $1 million nonrecourse, at December 31, 2012).
Amounts presented in the consolidated balance sheets and the table above as restricted assets or nonrecourse obligations relating to consolidated VIEs at September 30, 2013 and December 31, 2012 are adjusted for intercompany eliminations, parental guarantees and residual value guarantees.
Nonconsolidated Variable Interest Entity
The Company holds a variable interest in a joint venture that manufactures crude acrylic acid in the United States and Germany on behalf of the Company and the other joint venture partner. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. The Company is not the primary beneficiary, as a majority of the joint venture’s output is sold to the other joint venture partner; therefore, the entity is accounted for under the equity method of accounting. At September 30, 2013, the Company’s investment in the joint venture was $148 million ($161 million at December 31, 2012), classified as “Investment in nonconsolidated affiliates” in the consolidated balance sheets, representing the Company’s maximum exposure to loss.

NOTE 12 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012
Defined Benefit Pension Plans:
Service cost	$117	$95	$352	$285
Interest cost	252	274	757	822
Expected return on plan assets	(311)	(316)	(934)	(948)
Amortization of prior service cost	6	6	18	19
Amortization of net loss	197	130	591	390
Net periodic benefit cost	$261	$189	$784	$568

Other Postretirement Benefits:
Service cost	$5	$4	$15	$12
Interest cost	20	23	60	69
Amortization of prior service credit	(1)	(1)	(3)	(3)
Net periodic benefit cost	$24	$26	$72	$78

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

During the first quarter of 2013, the Company granted the following stock-based compensation awards to employees under the 2012 Plan:

•	17.1 million stock options with a weighted-average exercise price of $32.16 per share and a weighted-average fair value of $6.99 per share;

•	3.6 million shares of deferred stock with a weighted-average fair value of $32.16 per share; and

•	1.3 million shares of performance deferred stock with a weighted-average fair value of $34.41 per share.

There was minimal grant activity to employees in the second and third quarters of 2013.

During the second quarter of 2013, the Company granted the following stock-based compensation awards to non-employee directors under the 2012 Plan.

•	35,280 shares of restricted stock with a weighted-average fair value of $34.46 per share.

There was minimal grant activity to non-employee directors in the third quarter of 2013.

Total unrecognized compensation cost at September 30, 2013 is provided in the following table:

Total Unrecognized Compensation Cost at September 30, 2013
In millions	Unrecognized Compensation Cost	Weighted-average Recognition Period (Years)
ESPP purchase rights	$4	0.13
Unvested stock options	$97	0.87
Deferred stock awards	$112	0.88
Performance deferred stock awards	$28	0.75

NOTE 14 – EARNINGS PER SHARE CALCULATIONS
The following tables provide the earnings per share calculations for the three- and nine-month periods ended September 30, 2013 and 2012:

Net Income for Earnings Per Share Calculations - Basic	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012
Net income	$685	$591	$3,788	$1,851
Net income attributable to noncontrolling interests	(6)	(9)	(49)	(38)
Net income attributable to The Dow Chemical Company	$679	$582	$3,739	$1,813
Preferred stock dividends	(85)	(85)	(255)	(255)
Net income attributable to participating securities (1)	(5)	(5)	(30)	(15)
Net income attributable to common stockholders	$589	$492	$3,454	$1,543

Earnings Per Share Calculations - Basic	Three Months Ended		Nine Months Ended
Dollars per share	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012
Net income	$0.58	$0.50	$3.20	$1.58
Net income attributable to noncontrolling interests	(0.01)	(0.01)	(0.04)	(0.03)
Net income attributable to The Dow Chemical Company	$0.57	$0.49	$3.16	$1.55
Preferred stock dividends	(0.07)	(0.07)	(0.22)	(0.22)
Net income attributable to participating securities (1)	—	—	(0.02)	(0.01)
Net income attributable to common stockholders	$0.50	$0.42	$2.92	$1.32

Net Income for Earnings Per Share Calculations - Diluted	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012
Net Income	$685	$591	$3,788	$1,851
Net Income attributable to noncontrolling interests	$(6)	$(9)	$(49)	$(38)
Net income attributable to The Dow Chemical Company	$679	$582	$3,739	$1,813
Preferred stock dividends (2)	(85)	(85)	—	(255)
Net income attributable to participating securities (1)	(5)	(5)	(30)	(15)
Net income attributable to common stockholders	$589	$492	$3,709	$1,543

Earnings Per Share Calculations - Diluted	Three Months Ended		Nine Months Ended
Dollars per share	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012
Net income	$0.57	$0.50	$2.94	$1.57
Net income attributable to noncontrolling interests	(0.01)	(0.01)	(0.04)	(0.03)
Net income attributable to The Dow Chemical Company	$0.56	$0.49	$2.90	$1.54
Preferred stock dividends (2)	(0.07)	(0.07)	—	(0.22)
Net income attributable to participating securities (1)	—	—	(0.02)	(0.01)
Net income attributable to common stockholders	$0.49	$0.42	$2.88	$1.31

(1)
Accounting Standards Codification Topic 260, "Earnings per Share," requires enterprises with participating securities to use the two-class method to calculate earnings per share and to report the most dilutive earnings per share amount. Deferred stock awards are considered participating securities due to Dow's practice of paying dividend equivalents on unvested shares.

(2)
Preferred stock dividends were not added back in the calculation of diluted earnings per share for the three-month period ended September 30, 2013 and the three- and nine-month periods ended September 30, 2012 because the effect of adding them back would have been antidilutive.

Additional Share Count Information	Three Months Ended		Nine Months Ended
Shares in millions	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012
Weighted-average common shares - basic	1,187.4	1,172.7	1,184.9	1,167.8
Plus dilutive effect of stock options and awards	6.8	6.8	6.1	7.1
Plus dilutive effect of assumed conversion of preferred stock (1)	—	—	96.8	—
Weighted-average common shares - diluted	1,194.2	1,179.5	1,287.8	1,174.9
Stock options and deferred stock awards excluded from EPS calculations (2)	39.2	54.0	56.5	52.2

(1)
Conversion of the Cumulative Convertible Perpetual Preferred Stock, Series A into shares of the Company’s common stock was excluded from the calculation of diluted earnings per share for the three-month period ended September 30, 2013 and the three- and nine-month periods ended September 30, 2012 because the effect of including them would have been antidilutive.

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

The following table provides a reconciliation of the Company's unrecognized tax benefits for the periods ended September 30, 2013 and December 31, 2012:

Total Gross Unrecognized Tax Benefits	Sep 30, 2013	Dec 31, 2012
In millions
Balance at January 1	$409	$339
Increases related to positions taken on items from prior years	318	66
Decreases related to positions taken on items from prior years	(77)	(32)
Increases related to positions taken in the current year	11	53
Settlement of uncertain tax positions with authorities	(353)	(9)
Decreases due to expiration of statutes of limitations	(7)	(8)
Balance at end of period	$301	$409

At September 30, 2013, the total amount of unrecognized tax benefits was $301 million ($409 million at December 31, 2012), of which $293 million would impact the effective tax rate, if recognized ($392 million at December 31, 2012).

Interest and penalties associated with uncertain tax positions, including the matters that resulted in the adjustment of uncertain tax positions, are recognized as components of "Provision for income taxes" in the consolidated statements of income and totaled a benefit of $16 million for the three months ended September 30, 2013 ($2 million benefit for the three months ended September 30, 2012). During the nine months ended September 30, 2013, the Company recognized a benefit of $167 million for interest and penalties associated with uncertain tax positions (a charge of $85 million for the nine months ended September 30, 2012). The Company's accrual for interest and penalties was $42 million at September 30, 2013 ($131 million at December 31, 2012).

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides an analysis of the changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2013 and 2012:

Accumulated Other Comprehensive Income (Loss)	Nine Months Ended
In millions	Sep 30, 2013	Sep 30, 2012
Unrealized Gains on Investments at beginning of year	$147	$78
Net change in unrealized gains	13	74
Reclassification to earnings - Net Sales (net of tax of $(14), $(5)) (1)	(24)	(10)
Reclassification to earnings - Sundry income (expense) - net (net of tax $-, $(1)) (1)	—	(1)
Balance at end of period	$136	$141
Cumulative Translation Adjustments at beginning of year	328	72
Translation adjustments	55	165
Reclassification to earnings - Sundry income (expense) - net (2)	(21)	—
Balance at end of period	$362	$237
Pension and Other Postretirement Benefit Plans at beginning of year	(7,995)	(6,134)
Adjustments to pension and other postretirement benefit plans (net of tax of $204, $134) (1) (3)	432	279
Balance at end of period	$(7,563)	$(5,855)
Accumulated Derivative Income (Loss) at beginning of year	4	(12)
Net hedging results (4)	2	1
Reclassification to earnings - Cost of sales (net of tax of $(5), $9) (1) (4) (5)	(11)	7
Balance at end of period	$(5)	$(4)
Total Accumulated Other Comprehensive Loss	$(7,070)	$(5,481)

(1)	Tax amounts are included in "Provision for income taxes" in the consolidated statements of income.

(2)	Reclassification resulted from the divestiture of a nonconsolidated affiliate.

(3)	Included in "Net periodic benefit cost." See Note 12 for additional information.

(4)	Accumulated Derivative Income (Loss) activity for 2012 was reclassified in accordance with newly implemented ASU 2013-02.

(5)	Presentation of the tax component for 2012 was changed to conform to the current year presentation.

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
Adhesives; flexible packaging for food and beverages; rigid packaging for food, household goods and industrial products; medical end-use; personal care products; sealants; unitization films; and water, natural gas and irrigation pipe

Transfers of products between operating segments are generally valued at cost. However, transfers of products to Agricultural Sciences from other segments are generally valued at market-based prices; the revenues generated by these transfers in the first nine months of 2013 and 2012 were immaterial and eliminated in consolidation.

Operating Segments	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012
Sales by operating segment
Electronic and Functional Materials	$1,168	$1,111	$3,461	$3,383
Coatings and Infrastructure Solutions	1,839	1,730	5,394	5,321
Agricultural Sciences	1,410	1,302	5,363	4,816
Performance Materials	3,307	3,411	10,024	10,253
Performance Plastics	3,616	3,500	10,790	10,802
Feedstocks and Energy	2,328	2,521	7,427	8,113
Corporate	66	62	235	181
Total	$13,734	$13,637	$42,694	$42,869
EBITDA (1) by operating segment
Electronic and Functional Materials	$287	$273	$814	$803
Coatings and Infrastructure Solutions	283	246	719	787
Agricultural Sciences	18	63	792	821
Performance Materials	314	491	1,038	1,173
Performance Plastics	970	737	2,932	2,215
Feedstocks and Energy	187	200	620	532
Corporate	(225)	(212)	1,305	(865)
Total	$1,834	$1,798	$8,220	$5,466
Equity in earnings (losses) of nonconsolidated affiliates by operating segment (included in EBITDA)
Electronic and Functional Materials	$36	$27	$81	$81
Coatings and Infrastructure Solutions	32	29	83	96
Agricultural Sciences	3	3	6	3
Performance Materials	(11)	(30)	(46)	(67)
Performance Plastics	134	28	279	101
Feedstocks and Energy	135	123	399	300
Corporate	(7)	(5)	(22)	(22)
Total	$322	$175	$780	$492

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

Reconciliation of EBITDA to “Income Before Income Taxes”	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012
EBITDA	$1,834	$1,798	$8,220	$5,466
- Depreciation and amortization	665	665	1,992	2,018
+ Interest income	11	10	29	26
- Interest expense and amortization of debt discount	264	318	839	959
Income Before Income Taxes	$916	$825	$5,418	$2,515

Geographic Areas	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012
Sales by geographic area
United States	$4,471	$4,394	$14,089	$14,029
Europe, Middle East and Africa	4,308	4,446	13,794	14,680
Rest of World	4,955	4,797	14,811	14,160
Total	$13,734	$13,637	$42,694	$42,869

NOTE 18 - SUBSEQUENT EVENT
On October 11, 2013, the Company entered into a definitive agreement under which the Company’s global Polypropylene Licensing and Catalysts business will be divested to W. R. Grace & Co. for a sale price of $500 million. The transaction is expected to close by the end of 2013, pending regulatory approval, and the Company expects to report a gain on this divestiture. The divestiture will include the Company’s polypropylene catalysts manufacturing facility in Norco, Louisiana. Also included are customer contracts, licenses, intellectual property and inventory.

(Unaudited)	The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

•
The Company reported sales in the third quarter of 2013 of $13.7 billion, up 1 percent compared with $13.6 billion in the third quarter of 2012. Sales increased in Agricultural Sciences (up 8 percent), Coatings and Infrastructure Solutions (up 6 percent), Electronic and Functional Materials (up 5 percent) and Performance Plastics (up 3 percent). These gains offset declines in Feedstocks and Energy (down 7 percent) and Performance Materials (down 3 percent). Sales increased in North America and Latin America, which more than offset declines in Asia Pacific and Europe, Middle East and Africa ("EMEA").

•
Price increased 3 percent compared with the same period last year, with increases reported in all operating segments, except Electronic and Functional Materials (down 1 percent) and Feedstocks and Energy (flat). Price increased in all geographic areas, except Asia Pacific (down 1 percent) which was negatively impacted by currency.

•
Volume declined 2 percent compared with the third quarter of 2012, with mixed results by operating segment and decreases reported in all geographic areas, except Latin America (up 5 percent). Volume gains reported in Electronic and Functional Materials (up 6 percent) and Coatings and Infrastructure Solutions and Agricultural Sciences (each up 5 percent) were more than offset by declines in Feedstocks and Energy (down 7 percent), Performance Plastics (down 6 percent) and Performance Materials (down 4 percent). Excluding recent divestitures(1), volume declined 1 percent.

•
Purchased feedstock and energy costs, which account for more than one-third of Dow’s total costs, increased $374 million (8 percent), compared with the third quarter of 2012, primarily due to increased propane and natural gas costs.

•
Research and development expenses and selling, general and administrative expenses decreased in the third quarter of 2013 compared with the same period last year, primarily due to lower performance-based compensation costs, which more than offset increased spending related to growth initiatives in the Agricultural Sciences operating segment.

•	Equity earnings were $322 million in the third quarter of 2013, up $147 million from $175 million in the third quarter of 2012, led by higher earnings from the Company's joint ventures in Kuwait.

In addition to the financial highlights listed above, the Company also made the following announcements during or subsequent to the third quarter of 2013:

•
On July 30, 2013, the Company announced that Bill Banholzer, Chief Technology Officer and Executive Vice President, had elected to retire. A.N. Sreeram was named Corporate Vice President of Research and Development, effective August 1, 2013.

•
On August 27, 2013, the Company announced the location of four new Performance Plastics production units to be built on the U.S. Gulf Coast. Leveraging an advantaged feedstock position, these production units will support profitable growth of the Company's high value Performance Plastics franchise. The businesses, production units and locations impacted are as follows:

•
Dow Packaging and Specialty Plastics: An ELITE™ polymer production unit will be built in Freeport, Texas; the Company will also build a Low Density Polyethylene (LDPE) production unit in Plaquemine, Louisiana.

•
Dow Elastomers: A NORDEL™ metallocene ethylene propylene diene monomer ("EPDM") production unit will be built in Plaquemine, Louisiana; the Company will also build a High Melt Index (HMI) AFFINITY™ brand polymer production unit in Freeport, Texas.

•
On October 11, 2013, the Company entered into a definitive agreement under which the Company’s global Polypropylene Licensing and Catalysts business will be divested to W. R. Grace & Co. for a sale price of $500 million. The transaction is expected to close by the end of 2013, pending regulatory approval, and the Company expects to report a gain on this divestiture. The divestiture will include the Company’s polypropylene catalysts manufacturing facility in Norco, Louisiana. Also included are customer contracts, licenses, intellectual property and inventory.

(1)	Excludes sales related to Nippon Unicar Company, Limited, which was divested on July 1, 2013.

Selected Financial Data	Three Months Ended		Nine Months Ended
In millions, except per share amounts	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012
Net sales	$13,734	$13,637	$42,694	$42,869

Cost of sales	$11,716	$11,368	$35,526	$35,853
Percent of net sales	85.3%	83.4%	83.2%	83.6%

Research and development expenses	$418	$434	$1,270	$1,245
Percent of net sales	3.0%	3.2%	3.0%	2.9%

Selling, general and administrative expenses	$698	$739	$2,186	$2,120
Percent of net sales	5.1%	5.4%	5.1%	4.9%

Effective tax rate	25.2%	28.4%	30.1%	26.4%

Net income available for common stockholders	$594	$497	$3,484	$1,558

Earnings per common share – basic	$0.50	$0.42	$2.92	$1.32
Earnings per common share – diluted	$0.49	$0.42	$2.88	$1.31

Operating rate percentage	82%	83%	81%	81%

RESULTS OF OPERATIONS
Net sales in the third quarter of 2013 were $13.7 billion, up 1 percent from $13.6 billion in the third quarter of last year, with price up 3 percent and volume down 2 percent. Price increased in all operating segments, except Electronic and Functional Materials (down 1 percent) and Feedstocks and Energy (flat). Price increased in all geographic areas, except Asia Pacific (down 1 percent). The decline in volume primarily reflects the impact of a recent divestiture. Excluding this divestiture, volume declined 1 percent with declines in Feedstocks and Energy (down 7 percent), Performance Materials (down 4 percent) and Performance Plastics (down 3 percent) more than offsetting volume increases in Electronic and Functional Materials (up 6 percent), Coatings and Infrastructure Solutions and Agricultural Sciences (both up 5 percent). Volume was mixed by geographic area, with increases in Latin America (up 5 percent) and Asia Pacific (up 3 percent) more than offset by declines in EMEA (down 6 percent) and North America (down 2 percent).

Net sales for the first nine months of 2013 were $42.7 billion, essentially flat from $42.9 billion in the same period last year, with price up 1 percent and volume down 1 percent. Price increases in Performance Plastics (up 3 percent) and Agricultural Sciences (up 2 percent) more than offset price declines in Electronic and Functional Materials and Feedstocks and Energy (both down 2 percent). Coatings and Infrastructure Solutions and Performance Materials prices remained flat. Price increased in all geographic areas, except Asia Pacific (down 2 percent). The decline in volume reflects the impact of a recent divestiture. Excluding this divestiture, volume declined 1 percent as decreases in Feedstocks and Energy (down 6 percent), Performance Plastics and Performance Materials (both down 2 percent) more than offset volume increases in Agricultural Sciences (up 9 percent), Electronic and Functional Materials (up 4 percent) and Coatings and Infrastructure Solutions (up 1 percent). Volume increased in all geographic areas, except EMEA (down 7 percent).

Gross margin was $2.0 billion in the third quarter of 2013, down from $2.3 billion in the third quarter of last year. Gross margin was impacted by decreased sales volume, higher feedstock and energy costs, higher selling prices and lower performance-based compensation costs. Gross margin was also negatively impacted by $7 million of restructuring plan implementation costs in the third quarter of 2013. In the third quarter of 2012, gross margin was favorably impacted by the recovery of previously expensed product liability claims, pursuant to an Insurance Allocation Agreement with Dow Corning. Year to date, gross margin was nearly $7.2 billion, compared with $7.0 billion in the first nine months of 2012. The increase in gross margin was primarily due to the impact of higher selling prices and recovery of Dow's costs incurred in the K-Dow arbitration, including legal fees, which more than offset higher performance-based compensation costs. Gross margin was negatively impacted by $30 million of restructuring plan implementation costs in the first nine months of 2013.

The Company’s global plant operating rate was 82 percent of capacity in the third quarter of 2013, down from 83 percent in the third quarter of 2012. For the first nine months of 2013, the Company's global plant operating rate was 81 percent, unchanged from the first nine months of 2012.

Personnel count was 52,030 at September 30, 2013, down from 54,353 at December 31, 2012 and 52,611 at September 30, 2012. Headcount decreased from December 31, 2012 and September 30, 2012 primarily due to the Company's 2012 restructuring programs, which are expected to be completed primarily by March 31, 2015. The decline in headcount from December 31, 2012 was also impacted by the reduction of seasonal employees in the Agricultural Sciences operating segment, primarily in Latin America.

Research and development (“R&D”) expenses totaled $418 million in the third quarter of 2013, down 4 percent from $434 million in the third quarter of last year, primarily due to lower performance-based compensation costs which were partially offset by increased spending on growth initiatives in the Agricultural Sciences operating segment. For the first nine months of 2013, R&D expenses totaled $1,270 million, up from $1,245 million in the first nine months of 2012.

Selling, general and administrative (“SG&A”) expenses totaled $698 million in the third quarter of 2013, down $41 million (6 percent) from $739 million in the third quarter of last year, primarily due to lower performance-based compensation costs which were partially offset by increased spending on growth initiatives in the Agricultural Sciences operating segment. For the first nine months of 2013, SG&A expenses totaled $2,186 million, up from $2,120 million in the first nine months of 2012.

Amortization of intangibles was $114 million in the third quarter of 2013, down from $117 million in the third quarter of last year. In the first nine months of 2013, amortization of intangibles was $344 million, down from $361 million in the same period last year. See Note 5 to the Consolidated Financial Statements for additional information on intangible assets.

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

Dow's share of the earnings of nonconsolidated affiliates was $322 million in the third quarter of 2013, up from $175 million the same quarter last year primarily due to higher earnings from EQUATE Petrochemical Company K.S.C. ("EQUATE"), The Kuwait Styrene Company K.S.C. and The SCG-Dow Group. For the first nine months of 2013, Dow’s share of the earnings of nonconsolidated affiliates was $780 million, up from $492 million in the same period last year, primarily due to increased earnings from EQUATE, MEGlobal, The Kuwait Styrene Company K.S.C., Univation Technologies, LLC and improved results from The SCG-Dow Group.

In July 2012, the Chinese Ministry of Commerce ("MOFCOM") initiated antidumping and countervailing duty investigations of imports of solar-grade polycrystalline silicon products from the United States and Korea based on a petition filed by Chinese solar-grade polycrystalline silicon producers. The petition alleges that producers within these countries, including Dow Corning, exported solar-grade polycrystalline silicon to China at less than fair value, and that production of solar-grade polycrystalline silicon in the United States has been subsidized by the U.S. government. On July 18, 2013, MOFCOM announced its preliminary determination that China's solar-grade polycrystalline silicon industry suffered material damage because of dumping by producers in the United States and Korea. The Chinese authorities imposed provisional antidumping duties on producers in the United States and Korea ranging from 2.4 percent to 57 percent, including duties of 53.3 percent on future imports of solar-grade polycrystalline silicon produced by Dow Corning. On September 16, 2013, the Chinese authorities imposed provisional countervailing duties of 6.5 percent. Although subject to a final review process by MOFCOM, the requirement for customers to pay provisional duties on imports from solar-grade polycrystalline silicon producers became effective July 24, 2013 for the antidumping duties and September 20, 2013 for the countervailing duties. Dow Corning will not be subject to duties for previous sales. Dow Corning is cooperating with MOFCOM in the investigations and is vigorously contesting the determination. Dow Corning's polycrystalline silicon products accounted for a significant portion of its operating results.

As a result of the preliminary determination notices received from MOFCOM in July and September 2013, Dow Corning evaluated its polycrystalline silicon asset group for impairment. Dow Corning’s estimate of future undiscounted cash flows continued to indicate the polycrystalline silicon asset group is recoverable. However, due to challenging market conditions and other factors, it is reasonably possible that the estimate of undiscounted cash flows could change in the near term, resulting in the write-down of assets to fair value. If an asset impairment is recorded at Dow Corning related to the polycrystalline silicon asset group, the maximum potential after tax impact to Dow is estimated to be approximately $800 million.

Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments and gains and losses on sales of investments and assets. Sundry income (expense) – net in the third quarter of 2013 was income of $59 million, an increase of $80 million compared with expense of $21 million in the same quarter last year. The third quarter of 2013 included gains on sales of assets and an equity method investment. The third quarter of 2012 included foreign currency exchange losses and non-income tax related expenses. Year to date, sundry income (expense) - net was income of $2,080 million, an increase of $2,057 million compared with income of $23 million in the same period last year. The first nine months of 2013 included a gain of $2.161 billion related to damages awarded to the Company in the K-Dow arbitration proceeding (reflected in Corporate), gains on sales of assets and equity method investments and a $173 million loss on the early extinguishment of debt (reflected in Corporate). In the first nine months of 2012, sundry income (expense) – net included gains from small divestitures and asset sales, a gain due to income tax recoveries related to a prior divestiture, a $24 million loss on the early extinguishment of debt (reflected in Corporate), non-income tax related expenses and foreign currency exchange losses. See Note 8 to the Consolidated Financial Statements for additional information related to the K-Dow arbitration proceeding and Note 10 for additional information related to the early extinguishment of debt.

Net interest expense (interest expense less capitalized interest and interest income) was $253 million in the third quarter of 2013, compared with $308 million in the third quarter of last year. Year to date, net interest expense was $810 million compared with $933 million in the first nine months of 2012. The decline reflects the Company's ongoing deleveraging activities and lower debt financing costs. Interest income was $11 million in the third quarter of 2013, compared with $10 million in the third quarter of 2012, and $29 million for the first nine months of 2013, compared with $26 million in the first nine months of 2012.

The effective tax rate for the third quarter of 2013 was 25.2 percent compared with 28.4 percent for the third quarter of 2012. For the first nine months of 2013 the effective tax rate was 30.1 percent compared with 26.4 percent for the first nine months of 2012. The Company's effective tax rate fluctuates based on, among other factors, where income is earned, reinvestment assertions regarding earned income and the level of income relative to tax credits available. For example, as the percentage of foreign sourced income increases, the Company's effective tax rate declines. The Company's tax rate is also influenced by the level of equity earnings, since most of the earnings from the Company's equity company investments are taxed at the joint venture level. The increase in the first nine months of 2013 tax rate compared with the first nine months of 2012 tax rate was primarily due to a change in the geographic mix of earnings and a $223 million tax charge related to court rulings on two separate matters that resulted in the adjustment of uncertain tax positions, partially offset by the level of taxation related to the K-Dow award. See Note 15 to the Consolidated Financial Statements for additional information on income taxes.

Net income attributable to noncontrolling interests was $6 million in the third quarter of 2013 compared with $9 million in the third quarter of 2012. Net income attributable to noncontrolling interests was $49 million in the first nine months of 2013, up from $38 million in the first nine months of 2012.

Preferred stock dividends of $85 million were recognized in the third quarters of 2013 and 2012 ($255 million in the first nine months of 2013 and 2012), related to the Company’s Cumulative Convertible Perpetual Preferred Stock, Series A.

Net income available for common stockholders was $594 million, or $0.49 per share, in the third quarter of 2013, compared with $497 million, or $0.42 per share, in the third quarter of 2012. Net income available for common stockholders for the first nine months of 2013 was $3,484 million, or $2.88 per share, compared with $1,558 million, or $1.31 for the same period of 2012. During the second quarter of 2013, the Company recorded a gain related to the K-Dow arbitration which significantly increased net income for the nine-month period ended September 30, 2013. As a result of this increase, the assumed conversion of the Company's Cumulative Convertible Perpetual Preferred Stock, Series A into potential shares of the Company's common stock was dilutive for the nine-month period ended September 30, 2013. See Note 14 to the Consolidated Financial Statements for details on the Company's earnings per share calculations.

Subsequent Event
On October 11, 2013, the Company entered into a definitive agreement under which the Company’s global Polypropylene Licensing and Catalysts business will be divested to W. R. Grace & Co. for a sale price of $500 million. The transaction is expected to close by the end of 2013, pending regulatory approval, and the Company expects to report a gain on this divestiture. The divestiture will include the Company’s polypropylene catalysts manufacturing facility in Norco, Louisiana. Also included are customer contracts, licenses, intellectual property and inventory.

The following tables summarize the impact of certain items recorded in the three- and nine-month periods ended September 30, 2013 and September 30, 2012, and previously described in this section.

Certain Items Impacting Results	Pretax Impact (1)		Net Income (2)		EPS - Diluted (3)
	Three Months Ended		Three Months Ended		Three Months Ended
In millions, except per share amounts (Unaudited)	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012
Adjusted to exclude certain items (non-GAAP measures)			$599	$497	$0.50	$0.42
Certain items:
Cost of Sales:
Restructuring plan implementation costs	$(7)	$—	(5)	—	(0.01)	—
Total certain items	$(7)	$—	$(5)	$—	$(0.01)	$—
Reported GAAP Amounts			$594	$497	$0.49	$0.42

Certain Items Impacting Results	Pretax Impact (1)		Net Income (2)		EPS - Diluted (3)
	Nine Months Ended		Nine Months Ended		Nine Months Ended
In millions, except per share amounts (Unaudited)	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012
Adjusted to exclude certain items (non-GAAP measures) (4)			$2,188	$1,860	$1.83	$1.57
Certain items:
Cost of sales:
Restructuring plan implementation costs (4)	$(30)	$—	(20)	—	(0.02)	—
Selling, general and administrative expenses:
Restructuring plan implementation costs (4)	(1)	—	(1)	—	—	—
Restructuring charges	—	(357)	—	(287)	—	(0.25)
Sundry income (expense) - net:
Loss on early extinguishment of debt (4)	(170)	(24)	(107)	(15)	(0.09)	(0.01)
Gain from K-Dow arbitration (4)	2,161	—	1,647	—	1.37	—
Provision for income taxes:
Uncertain tax position adjustments	—	—	(223)	—	(0.19)	—
Total certain items (4)	$1,960	$(381)	$1,296	$(302)	$1.07	$(0.26)
Dilutive effect of assumed preferred stock conversion into shares of common stock					(0.02)	—
Reported GAAP Amounts (5) (6)			$3,484	$1,558	$2.88	$1.31

(1)	Impact on "Income Before Income Taxes."

(2)	"Net Income Available for The Dow Chemical Company Common Stockholders."

(3)	"Earnings per common share - diluted."

(4)
For the nine-month period ended September 30, 2013, conversion of the Company's Cumulative Convertible Perpetual Preferred Stock, Series A into shares of the Company's common stock was excluded from the calculation of "Diluted earnings per share adjusted to exclude certain items" as well as the earnings per share impact of certain items because the effect of including them would have been antidilutive.

(5)
For the nine-month period ended September 30, 2013, an assumed conversion of the Company's Cumulative Convertible Perpetual Preferred Stock, Series A into shares of the Company's common stock was included in the calculation of diluted earnings per share (reported GAAP amount).

(6)
The Company used "Net Income Attributable to The Dow Chemical Company" when calculating diluted earnings per share (reported GAAP amount) for the nine-month period ended September 30, 2013, as it excludes preferred dividends of $255 million.

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

OUTLOOK
The global business environment remains volatile with signs of hesitant growth at best. Amidst this uncertain environment, Dow is focused on managing every aspect of the Company’s enterprise through cost control actions, liberating and deploying cash to enhance the Company’s capital structure and reward shareholders.

These actions continue to generate earnings momentum. The Company's ongoing, targeted growth investments in strategic sectors such as agriculture, water, electronics and packaging, combined with de-emphasizing participation in commoditizing, non-strategic markets, further position Dow for ongoing growth in areas where the Company's differentiation is rewarded.

The Company will continue to take actions aligned with its priorities to reward shareholders, reduce interest payments through deleveraging activities and fund organic growth.

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

SALES VOLUME AND PRICE BY OPERATING SEGMENT AND GEOGRAPHIC AREA

Sales Volume and Price by Operating Segment and	Three Months Ended			Nine Months Ended
Geographic Area	Sep 30, 2013			Sep 30, 2013
Percentage change from prior year	Volume	Price	Total	Volume	Price	Total
Operating segments
Electronic and Functional Materials	6%	(1)%	5%	4%	(2)%	2%
Coatings and Infrastructure Solutions	5	1	6	1	—	1
Agricultural Sciences	5	3	8	9	2	11
Performance Materials	(4)	1	(3)	(2)	—	(2)
Performance Plastics	(6)	9	3	(3)	3	—
Feedstocks and Energy	(7)	—	(7)	(6)	(2)	(8)
Total	(2)%	3%	1%	(1)%	1%	—%
Geographic areas
United States	(2)%	4%	2%	(1)%	1%	—%
Europe, Middle East and Africa	(6)	3	(3)	(7)	1	(6)
Rest of World	2	1	3	5	—	5
Total	(2)%	3%	1%	(1)%	1%	—%

Sales Volume and Price by Operating Segment and	Three Months Ended			Nine Months Ended
Geographic Area Excluding Divestitures (1)	Sep 30, 2013			Sep 30, 2013
Percentage change from prior year	Volume	Price	Total	Volume	Price	Total
Operating segments
Electronic and Functional Materials	6%	(1)%	5%	4%	(2)%	2%
Coatings and Infrastructure Solutions	5	1	6	1	—	1
Agricultural Sciences	5	3	8	9	2	11
Performance Materials	(4)	1	(3)	(2)	—	(2)
Performance Plastics	(3)	9	6	(2)	3	1
Feedstocks and Energy	(7)	—	(7)	(6)	(2)	(8)
Total	(1)%	3%	2%	(1)%	1%	—%
Geographic areas
United States	(2)%	4%	2%	(1)%	1%	—%
Europe, Middle East and Africa	(6)	3	(3)	(7)	1	(6)
Rest of World	4	1	5	5	—	5
Total	(1)%	3%	2%	(1)%	1%	—%

(1)	Excludes sales related to Nippon Unicar Company, Limited, which was divested on July 1, 2013.

ELECTRONIC AND FUNCTIONAL MATERIALS
The Electronic and Functional Materials segment consists of two businesses - Dow Electronic Materials and Functional Materials; and includes a portion of the Company’s share of the results of Dow Corning Corporation ("Dow Corning"), a joint venture of the Company. Dow Electronic Materials includes Display Technologies, Growth Technologies, Interconnect Technologies and Semiconductor Technologies. Functional Materials includes Dow Consumer and Industrial Solutions, Dow Microbial Control, and Dow Pharma and Food Solutions.

Electronic and Functional Materials	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012
Sales	$1,168	$1,111	$3,461	$3,383
Price change from comparative period	(1)%	N/A	(2)%	N/A
Volume change from comparative period	6%	N/A	4%	N/A
Equity earnings	$36	$27	$81	$81
EBITDA	$287	$273	$814	$803
Certain items impacting EBITDA	$—	$—	$—	$(17)

Electronic and Functional Materials sales were $1,168 million in the third quarter of 2013, up 5 percent from $1,111 million in the third quarter of 2012. Compared with the same quarter last year, price decreased 1 percent and volume increased 6 percent. Price increases in North America and EMEA were more than offset by decreases in Latin America and Asia Pacific. Prices decreased in most business units. Volume increased in all geographic areas, except EMEA, driven by higher demand for consumer electronics, specialty polymers used in home and personal care applications and specialty materials used in energy and industrial water applications. EBITDA in the third quarter of 2013 was $287 million, up from $273 million in the third quarter of 2012. EBITDA improved from last year as increased sales volume and higher equity earnings from Dow Corning more than offset lower selling prices.

Dow Electronic Materials sales in the third quarter of 2013 increased 2 percent from the same quarter last year, with price down 3 percent and volume up 5 percent. The decrease in price was driven by continued competitive pricing pressure and the unfavorable impact of currency, which represented nearly 60 percent of the decrease and was primarily due to the weakening Japanese yen. Continued growth in sales of smartphones, game consoles and media tablets drove volume gains in both Interconnect and Display Technologies. Volume increased in Interconnect Technologies due to higher demand for printed circuit boards and for advanced metallization used in electronic finishing. Volume also increased in Display Technologies due to higher demand for organic light emitting diode materials used in mobile applications and media tablets. These increases were partially offset by lower volume in the Semiconductor Technologies business unit due to decreased demand for chemical mechanical planarization pads and slurries.

Functional Materials sales in the third quarter of 2013 increased 8 percent compared with the same quarter last year, with price flat and volume up 8 percent. Price was flat as higher prices for acrolein derivatives were offset by lower prices in Dow Microbial Control and Dow Pharma and Food Solutions, notably cellulosics, due to the impact of price / volume optimization efforts. Volume increased in all geographic areas, except EMEA, driven by higher demand for acrolein derivatives, specialty materials used in energy applications and specialty amines and polymers used in home care applications. These increases more than offset lower demand for cellulosics used in food and pharmaceutical applications.
Electronic and Functional Materials sales were $3,461 million for the first nine months of 2013, up 2 percent from $3,383 million in the first nine months of 2012. Compared with the first nine months in 2012, price decreased 2 percent and volume increased 4 percent. EBITDA for the first nine months of 2013 was $814 million, up slightly from $803 million in 2012. EBITDA increased from last year as lower selling prices, higher raw material costs and higher operating costs associated with planned maintenance turnarounds were more than offset by increased sales volume and lower R&D and SG&A expenses due to cost savings initiatives. In addition, EBITDA for the first nine months of 2012, was negatively impacted by a $17 million restructuring charge related to the write-off of a canceled capital project. See Note 3 to the Consolidated Financial Statements for additional information on the restructuring plan.

In July 2012, the Chinese Ministry of Commerce ("MOFCOM") initiated antidumping and countervailing duty investigations of imports of solar-grade polycrystalline silicon products from the United States and Korea based on a petition filed by Chinese solar-grade polycrystalline silicon producers. The petition alleges that producers within these countries, including Dow Corning, exported solar-grade polycrystalline silicon to China at less than fair value, and that production of solar-grade polycrystalline silicon in the United States has been subsidized by the U.S. government. On July 18, 2013, MOFCOM announced its preliminary determination that China's solar-grade polycrystalline silicon industry suffered material damage because of dumping by producers in the United States and Korea. The Chinese authorities imposed provisional antidumping duties on producers in the United States and Korea ranging from 2.4 percent to 57 percent, including duties of 53.3 percent on future imports of solar-grade polycrystalline silicon produced by Dow Corning. On September 16, 2013, the Chinese authorities imposed provisional countervailing duties of 6.5 percent. Although subject to a final review process by MOFCOM, the requirement for customers to pay provisional duties on imports from solar-grade polycrystalline silicon producers became effective July 24, 2013 for the antidumping duties and September 20, 2013 for the countervailing duties. Dow Corning will not be subject to duties for previous sales. Dow Corning is cooperating with MOFCOM in the investigations and is vigorously contesting the determination. Dow Corning's polycrystalline silicon products accounted for a significant portion of its operating results.

COATINGS AND INFRASTRUCTURE SOLUTIONS
The Coatings and Infrastructure Solutions segment consists of the following businesses: Dow Building and Construction, Dow Coating Materials, Dow Water and Process Solutions, and Performance Monomers; and includes a portion of the Company's share of the results of Dow Corning Corporation, a joint venture of the Company.

Coatings and Infrastructure Solutions	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012
Sales	$1,839	$1,730	$5,394	$5,321
Price change from comparative period	1%	N/A	—%	N/A
Volume change from comparative period	5%	N/A	1%	N/A
Equity earnings	$32	$29	$83	$96
EBITDA	$283	$246	$719	$787
Certain items impacting EBITDA	$—	$—	$—	$(41)

Coatings and Infrastructure Solutions sales were $1,839 million in the third quarter of 2013, up from $1,730 million in the third quarter of 2012. Sales increased 6 percent, with price up 1 percent and volume up 5 percent. Price increases in North America and EMEA more than offset declines in Latin America and Asia Pacific. Price increased in all businesses, except Dow Building and Construction. Volume was higher across all businesses and all geographic areas, except EMEA. Dow Coating Materials volume was higher, driven by increased demand for architectural coatings across most geographic areas, especially in North America and Asia Pacific. Dow Building and Construction reported volume gains in all geographic areas due to higher demand for insulation products. Performance Monomers volume increased due to higher demand for acrylic acid used in coating and adhesive applications. Dow Water and Process Solutions volume increased in Asia Pacific due to higher demand for reverse osmosis membranes used in water desalination projects and ultrapure water applications used in the production of consumer electronics, most notably in China. Lower demand for reverse osmosis membranes in North America and EMEA was partially offset by higher demand for ion exchange resins in Latin America, driven by large industrial projects.
EBITDA in the third quarter of 2013 was $283 million, up from $246 million in the third quarter of 2012. EBITDA improved from the same quarter last year as higher selling prices, increased sales volume and lower maintenance and operating costs more than offset higher feedstock and energy costs, higher other raw material costs and higher SG&A and R&D expenses.
Coatings and Infrastructure Solutions sales were $5,394 million for the first nine months of 2013, up 1 percent from $5,321 million in the first nine months of 2012. Compared with last year, price was unchanged and volume increased by 1 percent. Volume was slightly higher as increased demand for architectural coatings, industrial coatings, acrylic monomers and reverse osmosis membranes was largely offset by lower demand for insulation products and for vinyl acetate monomers.
EBITDA for the first nine months of 2013 was $719 million, compared with $787 million in the first nine months of 2012. EBITDA declined from last year as higher propylene and other raw material costs, higher spending related to planned maintenance turnarounds and decreased equity earnings, primarily from Dow Corning, more than offset higher sales volume and the favorable impact of currency on costs. In addition, EBITDA for the first nine months of 2012 was negatively impacted by $41 million of restructuring charges, consisting of asset write-downs and write-offs of $37 million and costs associated with exit or disposal activities of $4 million. See Note 3 to the Consolidated Financial Statements for additional information on the restructuring plan.

In July 2012, the Chinese Ministry of Commerce ("MOFCOM") initiated antidumping and countervailing duty investigations of imports of solar-grade polycrystalline silicon products from the United States and Korea based on a petition filed by Chinese solar-grade polycrystalline silicon producers. The petition alleges that producers within these countries, including Dow Corning, exported solar-grade polycrystalline silicon to China at less than fair value, and that production of solar-grade polycrystalline silicon in the United States has been subsidized by the U.S. government. On July 18, 2013, MOFCOM announced its preliminary determination that China's solar-grade polycrystalline silicon industry suffered material damage because of dumping by producers in the United States and Korea. The Chinese authorities imposed provisional antidumping duties on producers in the United States and Korea ranging from 2.4 percent to 57 percent, including duties of 53.3 percent on future imports of solar-grade polycrystalline silicon produced by Dow Corning. On September 16, 2013, the Chinese authorities imposed provisional countervailing duties of 6.5 percent. Although subject to a final review process by MOFCOM, the requirement for customers to pay provisional duties on imports from solar-grade polycrystalline silicon producers became effective July 24, 2013 for the antidumping duties and September 20, 2013 for the countervailing duties. Dow Corning will not be subject to duties for previous sales. Dow Corning is cooperating with MOFCOM in the investigations and is vigorously contesting the determination. Dow Corning's polycrystalline silicon products accounted for a significant portion of its operating results.

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

Agricultural Sciences	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012
Sales	$1,410	$1,302	$5,363	$4,816
Price change from comparative period	3%	N/A	2%	N/A
Volume change from comparative period	5%	N/A	9%	N/A
Equity earnings	$3	$3	$6	$3
EBITDA	$18	$63	$792	$821

Agricultural Sciences sales were $1,410 million in the third quarter of 2013, up 8 percent from $1,302 million in the third quarter of 2012, a third quarter sales record for the segment and the Crop Protection business. Compared with the third quarter of 2012, volume increased 5 percent and price increased 3 percent. Strong sales growth was reported in Latin America while North America and EMEA saw moderate growth and Asia Pacific was unfavorably impacted by currency. The Crop Protection business reported 10 percent sales growth with strong demand for spinosyn insecticides, soybean herbicides and glyphosate. Seeds, Traits and Oils reported a 4 percent sales decline with strong growth in Latin America more than offset by declines in North America as higher levels of seed returns due to missed plantings in the wet spring drove volume down. EBITDA for the third quarter of 2013 was $18 million, down from $63 million in the third quarter of 2012, primarily due to higher SG&A and R&D expenses related to growth initiatives. In addition, EBITDA in the third quarter of 2012 was favorably impacted from the recovery of previously expensed product liability claims.

For the first nine months of 2013, sales for Agricultural Sciences were $5,363 million, up 11 percent from $4,816 million in 2012, a new sales record for the segment and both businesses for the first nine months of the year. Compared with the same period last year, volume increased 9 percent and price increased 2 percent. The Crop Protection business grew 10 percent compared with the first nine months of 2012. New Crop Protection products grew 12 percent, while strong growth was also reported in glyphosate, the cereal herbicide portfolio and insecticides. Seeds, Traits and Oils grew 18 percent compared with the first nine months of 2012, with strong growth across most major seed portfolios and strong demand for SmartStax® corn hybrids. Agricultural Sciences reported double-digit growth in Latin America and North America.

For the first nine months of 2013, EBITDA was $792 million, down $29 million from $821 million the first nine months of 2012. EBITDA declined slightly as strong sales growth in the Americas led by favorable global agricultural and food industry conditions, new product sales and new seed technologies were more than offset by increased R&D and SG&A expenses related to ongoing growth initiatives.

PERFORMANCE MATERIALS
The Performance Materials segment consists of the following businesses: Amines; Chlorinated Organics; Dow Automotive Systems; Dow Formulated Systems; Dow Oil, Gas and Mining; Dow Plastics Additives; Epoxy; Oxygenated Solvents; Polyglycols, Surfactants and Fluids; Polyurethanes; and Propylene Oxide/Propylene Glycol ("PO/PG"). The segment also includes the results of Map Ta Phut Olefins Company Limited and a portion of the results of Sadara Chemical Company, both joint ventures of the Company.

Performance Materials	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012
Sales	$3,307	$3,411	$10,024	$10,253
Price change from comparative period	1%	N/A	—%	N/A
Volume change from comparative period	(4)%	N/A	(2)%	N/A
Equity losses	$(11)	$(30)	$(46)	$(67)
EBITDA	$314	$491	$1,038	$1,173
Certain items impacting EBITDA	$—	$—	$—	$(186)

Performance Materials sales were $3,307 million in the third quarter of 2013, down 3 percent from $3,411 million in the third quarter of 2012. Price was up 1 percent as increases in North America and EMEA more than offset declines in Latin America and Asia Pacific. Higher propylene costs and other raw material costs drove price increases in nearly all businesses, except Dow Plastics Additives and Chlorinated Organics, which were lower due to competitive pricing pressure. Volume declined 4 percent with decreases reported in most businesses and in all geographic areas, except Latin America. Epoxy reported a double-digit volume decrease due to poor supply and demand fundamentals, especially in North America and Asia Pacific. Volume declined in Polyglycols, Surfactants and Fluids primarily due to fewer projects related to concentrated solar power applications. Oxygenated Solvents reported lower volume due to lower licensing revenue. Dow Formulated Systems volume was lower as stronger demand in the wind energy sector in Latin America and Asia Pacific was more than offset by lower demand in the infrastructure sector in North America and EMEA. Dow Automotive Systems reported volume gains, primarily due to strong demand in the North American transportation sector.
EBITDA for the third quarter of 2013 was $314 million, down from $491 million in the third quarter of 2012. Compared with the same period last year, higher propylene, energy and other raw material costs, decreased sales volume and increased spending for planned maintenance turnarounds were partially offset by higher selling prices and lower equity losses. EBITDA for the third quarter 2012 was favorably impacted by the recovery of previously expensed product liability claims.
For the first nine months of 2013, Performance Materials sales were $10,024 million, a decrease of 2 percent from $10,253 million in the first nine months of 2012. Compared with last year, price was flat and volume decreased 2 percent. Price trends varied across businesses and geographic areas. Price increases in North America and EMEA were offset by price declines in Latin America and Asia Pacific. Volume decreased as higher demand in Dow Automotive Systems, Dow Formulated Systems, Dow Oil, Gas and Mining and PO/PG was more than offset by weaker demand in other businesses.
EBITDA for the first nine months of 2013 was $1,038 million, down from $1,173 million in the first nine months of 2012. Compared with the same period last year, EBITDA declined due to higher propylene and energy costs and decreased sales volume. The first nine months of 2012 was negatively impacted by $186 million of restructuring charges related to the shutdown/consolidation of assets in the Polyurethanes and Epoxy businesses in Brazil, Texas and Germany, and the cancellation of a capital project. See Note 3 to the Consolidated Financial Statements for additional information on the restructuring plan.

On March 14, 2013, the Company announced the Dow Plastics Additives business was being marketed for divestment, as part of the Company's ongoing commitment to portfolio management. During the third quarter of 2013, the Company determined this valuable business was being undervalued by potential buyers in the market. As a result, the Dow Plastics Additives business is no longer being marketed for divestment and will continue to be operated by the Company to obtain maximum value.

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

Performance Plastics	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012
Sales	$3,616	$3,500	$10,790	$10,802
Price change from comparative period	9%	N/A	3%	N/A
Volume change from comparative period	(6)%	N/A	(3)%	N/A
Volume change, excluding divestitures	(3)%	N/A	(2)%	N/A
Equity earnings	$134	$28	$279	$101
EBITDA	$970	$737	$2,932	$2,215

Performance Plastics sales in the third quarter of 2013 were $3,616 million, up 3 percent from $3,500 million in the third quarter of 2012. Price increased by 9 percent, driven by aggressive price and volume management. Price increased in all geographic areas and all businesses, except Dow Elastomers which declined due to increased competitive pressure from additional industry supply. Volume declined 6 percent, primarily due to the divestiture of the Company's 50 percent interest in Nippon Unicar Company Limited. Excluding this divestiture, volume declined 3 percent, with decreases reported in all businesses. Dow Packaging and Specialty Plastics volume improved in all geographic areas, except EMEA, which reflects the Company's shutdown of a high-density polyethylene facility in Tessenderlo, Belgium. Dow Elastomers volume increased in North America and EMEA due to continued strong demand in the transportation and infrastructure industries, declined in Asia Pacific due to weakness in the transportation industry, and declined in Latin America due to more competitive industry conditions. Dow Electrical and Telecommunication volume was lower in all geographic areas, except Asia Pacific, due to weaker demand in the power and telecommunications industries and unplanned production outages at the Company’s Seadrift, Texas manufacturing facility.

EBITDA in the third quarter of 2013 was $970 million, up from $737 million in the third quarter of 2012. EBITDA improved as the impact of increased feedstock and energy costs and lower sales volume was more than offset by higher selling prices, lower spending for planned maintenance turnarounds and increased equity earnings led by the Kuwait joint ventures and The SCG-Dow Group.

Performance Plastics sales for the first nine months of 2013 were $10,790 million, essentially unchanged from $10,802 million in the first nine months of 2012. Compared with the first nine months of 2012, price increased 3 percent and volume decreased 3 percent. Excluding the impact of the July 1, 2013 divestiture of the Company’s 50 percent ownership interest in Nippon Unicar Company, Limited, volume was down 2 percent.

EBITDA for the first nine months of 2013 was $2,932 million, up from $2,215 million in the first nine months of 2012. EBITDA improved as the impact of higher selling prices, lower feedstock costs, increased equity earnings from EQUATE, The Kuwait Styrene Company K.S.C., Univation Technologies, LLC, and improved results from The SCG-Dow Group more than offset the impact of lower sales volume.

On August 27, 2013, the Company announced the location of four new Performance Plastics production units to be built on the U.S. Gulf Coast. Leveraging an advantaged feedstock position, these production units will support expected profitable growth of the Company's high value Performance Plastics franchise. The businesses, production units and locations impacted are as follows:

•
Dow Packaging and Specialty Plastics: An ELITE™ polymer production unit will be built in Freeport, Texas; the Company will also build a Low Density Polyethylene (LDPE) production unit in Plaquemine, Louisiana.

•
Dow Elastomers: A NORDEL™ metallocene EPDM production unit will be built in Plaquemine, Louisiana; the Company will build a High Melt Index (HMI) AFFINITY™ brand polymer production unit in Freeport, Texas.

On October 11, 2013, the Company entered into a definitive agreement under which the Company’s global Polypropylene Licensing and Catalysts business will be divested to W. R. Grace & Co. for a sale price of $500 million. The transaction is expected to close by the end of 2013, pending regulatory approval, and the Company expects to report a gain on this divestiture. The divestiture will include the Company’s polypropylene catalysts manufacturing facility in Norco, Louisiana. Also included are customer contracts, licenses, intellectual property and inventory.

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

Feedstocks and Energy	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012
Sales	$2,328	$2,521	$7,427	$8,113
Price change from comparative period	—%	N/A	(2)%	N/A
Volume change from comparative period	(7)%	N/A	(6)%	N/A
Equity earnings	$135	$123	$399	$300
EBITDA	$187	$200	$620	$532

Feedstocks and Energy sales were $2,328 million in the third quarter of 2013, down 7 percent from $2,521 million in the third quarter of 2012, with volume down 7 percent and price flat. For the first nine months of 2013, sales were $7,427 million, down from $8,113 million in the same period of 2012. Compared with the first nine months of 2012, volume decreased 6 percent while price decreased 2 percent.

Sales for the Hydrocarbons business decreased 12 percent in the third quarter of 2013, as volume decreased 9 percent and price decreased 3 percent. Volume declined due to lower by-product sales resulting from lower production and the use of lighter feedslate in Europe. Price declined primarily due to lower butadiene prices in the United States and Europe as well as lower prices for other by-products in Europe. For the first nine months of 2013, Hydrocarbons sales were down 13 percent from the same period last year.

Energy sales increased 20 percent in the third quarter of 2013 compared with the same quarter last year, due to a 12 percent increase in volume and an 8 percent increase in price. Sales for the Energy business are primarily opportunistic merchant sales driven by market conditions and sales to customers located on Dow manufacturing sites. For the first nine months of 2013, Energy sales were up 38 percent from the same period last year, driven by both price and volume increases in North America.

The Company uses derivatives of crude oil and natural gas as feedstocks in its ethylene facilities. In addition, the Company purchases electric power, benzene, ethylene and propylene to supplement internal production, as well as other raw materials. The Company's cost of purchased feedstocks and energy in the third quarter of 2013 increased $374 million (8 percent) compared with the same quarter last year, primarily due to increased propane and natural gas costs.

Sales for the Chlor-Alkali/Chlor-Vinyl business decreased 4 percent in the third quarter of 2013 compared with the same period last year, as a 10 percent decrease in volume was partially offset by a 6 percent increase in price. Price increases were driven by vinyl chloride monomer ("VCM") and ethylene dichloride ("EDC") due to the North America housing recovery. Prices also increased in caustic soda due to steady demand across all end-use applications. Caustic soda volume declined due to planned maintenance turnaround activity. For the first nine months of 2013, sales for Chlor-Alkali/Chlor-Vinyl were down 5 percent from the same period last year.

EO/EG sales were up 23 percent in the third quarter of 2013 compared with the same period last year, driven by a 13 percent increase in volume and 10 percent increase in price. Volume increased due to higher catalyst sales in North America and Asia Pacific. Prices increased for EO and monoethylene glycol (“MEG”) due to higher ethylene costs. For the first nine months of 2013, sales for EO/EG were up 17 percent from the same period last year, driven by a 13 percent increase in volume and 4 percent increase in price.

Feedstocks and Energy EBITDA in the third quarter of 2013 was $187 million, down from $200 million in the third quarter of 2012, with the impact of planned turnaround activity partially offset by higher equity earnings from EQUATE which was impacted by an unplanned outage in the third quarter of 2012. EBITDA for the first nine months of 2013 was $620 million, up from $532 million in the same period last year, due to improved equity earnings from MEGlobal and EQUATE. The

Hydrocarbons business transfers materials to Dow's derivative businesses and the Energy business supplies utilities to Dow's businesses at net cost, resulting in EBITDA that is at or near break-even for these businesses.

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

In the first quarter of 2013, the Company entered into an initial agreement for a long-term ethylene off-take arrangement with a new joint venture to be formed between Idemitsu Kosan Co., Ltd. and Mitsui & Co., Ltd., of Tokyo, Japan. The joint venture will produce linear alpha olefins, a portion of which are used as comonomers by some of the Performance Plastics businesses.

CORPORATE
Included in the results for Corporate are:

•	results of insurance company operations;

•	results of Ventures (which includes new business incubation platforms focused on identifying and pursuing new commercial opportunities);

•	Venture Capital;

•	gains and losses on sales of financial assets;

•	stock-based compensation expense and severance costs;

•	asbestos-related defense and resolution costs;

•	foreign exchange results;

•	non-business aligned technology licensing and catalyst activities;

•	environmental operations;

•	enterprise level mega project activities; and

•	certain corporate overhead costs and cost recovery variances not allocated to the operating segments.

Corporate	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012
Sales	$66	$62	$235	$181
Equity losses	$(7)	$(5)	$(22)	$(22)
EBITDA	$(225)	$(212)	$1,305	$(865)
Certain items impacting EBITDA	$(7)	$—	$1,960	$(137)

Sales for Corporate, which primarily relate to the Company's insurance operations, were $66 million in the third quarter of 2013, up from $62 million the third quarter of 2012. For the first nine months of 2013, sales were $235 million, up from $181 million in the same period of 2012.

EBITDA in the third quarter of 2013 was a loss of $225 million, compared with a loss of $212 million in the third quarter of 2012. EBITDA in the third quarter of the 2013 was negatively impacted by $7 million of implementation costs related to the Company's 2012 restructuring programs.
EBITDA for the first nine months of 2013 was a gain of $1,305 million, compared with a loss of $865 million in the same period last year. EBITDA was favorably impacted by a gain from the K-Dow arbitration (including a pretax gain of $2.161 billion related to damages awarded), lower performance-based compensation costs (including expenses related to stock-based compensation and lower Employees' Stock Purchase Plan expenses) and reduced foreign currency losses. EBITDA for the first nine months of 2013 was reduced by a $170 million loss related to the early extinguishment of debt as well as $31 million of implementation costs related to the Company's 2012 restructuring programs. EBITDA for the first nine months of 2012 was reduced by $113 million of severance costs related to the workforce reduction component of the Company's 1Q12 Restructuring plan as well as a $24 million loss related to the early extinguishment of debt. See Note 3 to the Consolidated Financial Statements for additional information on the 2012 restructuring programs; Note 8 for information on the K-Dow arbitration matter; and Note 10 for information on the loss on early extinguishment of debt.

CHANGES IN FINANCIAL CONDITION
The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Nine Months Ended
In millions	Sep 30, 2013	Sep 30, 2012
Cash provided by (used in):
Operating activities	$5,590	$2,524
Investing activities	(1,240)	(1,744)
Financing activities	(3,411)	(2,357)
Effect of exchange rate changes on cash	15	18
Net change in cash and cash equivalents	$954	$(1,559)

During the second quarter of 2013, the Company received a cash payment of $2.195 billion related to the K-Dow arbitration. The cash was utilized for debt reduction measures.

In the first nine months of 2013, cash provided by operating activities increased compared with the same period last year primarily due to increased earnings, which were impacted by the K-Dow arbitration award.

In the first nine months of 2013, cash used in investing activities decreased compared with the same period last year primarily due to lower capital expenditures, decreased investments in and loans to nonconsolidated affiliates and increased proceeds from sales of nonconsolidated affiliates.

In the first nine months of 2013, cash used in financing activities increased compared with the same period last year primarily due to payments on long-term debt (including the early extinguishment of $2.35 billion of debt in the first nine months of 2013, compared with the early extinguishment of $1.25 billion of debt in the first nine months of 2012, as discussed below), partially offset by increased proceeds from the issuance of long-term debt and a decline in dividend payments in 2013 (due to an accelerated dividend payment made in the fourth quarter of 2012).

The Company had cash and cash equivalents of $5,272 million at September 30, 2013 and $4,318 million at December 31, 2012, of which $1,862 million at September 30, 2013 and $845 million at December 31, 2012 was held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. At September 30, 2013, management believed that sufficient liquidity was available in the United States. However, in the unusual event that additional foreign funds are needed in the United States, the Company has the ability to repatriate additional funds. The repatriation could result in an adjustment to the tax liability after considering available foreign tax credits and other tax attributes.

The activities related to the 2012 restructuring plans are expected to result in additional cash expenditures of approximately $250 million primarily through March 31, 2015 related to severance costs, contract cancellation fees and environmental remediation (see Note 3 to the Consolidated Financial Statements). The Company expects to incur additional costs in the future related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations, and to ensure competitiveness across its businesses and geographic areas. Future costs are expected to include demolition costs related to closed facilities and restructuring plan implementation costs; these costs will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

Management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

The following table presents working capital and certain balance sheet ratios:

Working Capital In millions	Sep 30, 2013		Dec 31, 2012
Current assets	$25,009		$23,684
Current liabilities	11,993		11,493
Working capital	$13,016		$12,191
Current ratio	2.09	:1	2.06	:1
Days-sales-outstanding-in-receivables	46		46
Days-sales-in-inventory	76		71

Days sales-in-inventory increased in the first nine months of 2013 primarily due to growth initiatives within the Agricultural Sciences operating segment.

As shown in the following table, net debt is equal to total gross debt minus "Cash and cash equivalents." As Dow continues to strengthen its balance sheet and increase financial flexibility, management is principally focused on net debt, as Dow believes this is the best measure of the Company’s financial leverage. At September 30, 2013, net debt as a percent of total capitalization decreased to 34.7 percent primarily due to a $2.195 billion cash payment and pretax gain from K-Dow arbitration proceeding and an approximately $2.4 billion reduction in gross debt, including the early extinguishment of $2.35 billion of debt in the first nine months of 2013.

Total Debt In millions	Sep 30, 2013	Dec 31, 2012
Notes payable	$452	$396
Long-term debt due within one year	680	672
Long-term debt	17,487	19,919
Gross debt	$18,619	$20,987
Cash and cash equivalents	$5,272	$4,318
Net debt	$13,347	$16,669
Gross debt as a percent of total capitalization	42.5%	48.8%
Net debt as a percent of total capitalization	34.7%	43.1%

As part of its ongoing financing activities, Dow has the ability to issue promissory notes under its U.S. and Euromarket commercial paper programs. The Company had no commercial paper outstanding at September 30, 2013 or December 31, 2012. The Company maintains access to the commercial paper market at competitive rates.

In the event Dow has short-term liquidity needs and is unable to issue commercial paper under these programs for any reason, Dow has the ability to access liquidity through its committed and available credit facilities. The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at September 30, 2013
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

On October 14, 2013, the Company entered into an additional $200 million Bilateral Revolving Credit Facility Agreement and, on October 16, 2013, the Company entered into an additional $100 million Bilateral Revolving Credit Facility Agreement (collectively, the "Credit Facilities"). The Credit Facilities have maturity dates in October 2016 and provide for interest at floating rates, as defined in the agreements.

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

At September 30, 2013, the Company had Euro 5 billion (approximately $6.75 billion) available for issuance under the Company’s Euro Medium Term Note Program renewed with the Commission de Surveillance du Secteur Financier, Luxembourg and the Luxembourg Stock Exchange on December 19, 2012, as well as Japanese yen 50 billion (approximately $500 million) of securities available for issuance under a shelf registration renewed with the Kanto Local Finance Bureau of the Ministry of Finance of Japan effective September 8, 2012.

During the third quarter of 2013, the Company redeemed $209 million aggregate principal amount of InterNotes of various interest rates and maturities in 2017, 2018, 2020, 2021 and 2022. As a result of this redemption, the Company realized a $3 million pretax loss on the early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in Corporate.

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

During the first nine months of 2013, the Company redeemed $250 million of 5.6 percent notes that matured on March 15, 2013, redeemed $138 million of 6.85 percent notes that matured on August 15, 2013, and redeemed $82 million principal amount of InterNotes at maturity. In the second quarter of 2013, the Company repurchased $200 million of pollution control/industrial revenue tax-exempt bonds of which $126 million is available for re-marketing.

During the first nine months of 2013, the Company issued $286 million aggregate principal amount of InterNotes and approximately $86 million of long-term debt (net of $66 million of repayments) was entered into by consolidated variable interest entities. The Company also drew $300 million on a Committed Term Loan Facility on April 5, 2013.

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

During the first nine months of 2012, the Company issued $210 million aggregate principal amount of certain notes and InterNotes and $307 million of long-term debt was entered into by consolidated variable interest entities. The Company also redeemed $37 million of pollution control/industrial revenue bonds that matured on January 1, 2012, repurchased $105 million of pollution control/industrial revenue tax-exempt bonds that are available for re-marketing and redeemed Euro 253 million ($317 million equivalent at June 30, 2012) of notes that matured on September 19, 2012.

Dow's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. The Company's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of the Company's consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Revolving Credit Facility equals or exceeds $500 million. The ratio of the Company's consolidated indebtedness to consolidated capitalization as defined in the Revolving Credit Facility was 0.41 to 1.00 at September 30, 2013. At September 30, 2013, management believes the Company was in compliance with all of its covenants and default provisions.

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

Share Repurchase Program
On February 13, 2013, the Board of Directors approved a share buy-back program, authorizing up to $1.5 billion to be spent on the repurchase of the Company's common stock over a period of time. Purchases under this program began in May 2013. During the second and third quarters of 2013, the Company purchased 3,766,861 shares of common stock at a cost of $134 million. At September 30, 2013, approximately $1.37 billion of the share buy-back program authorization remained available for additional repurchases. For additional information, see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Capital Expenditures
Capital spending was $566 million in the third quarter of 2013, compared with $622 million in the third quarter of 2012. Year to date, capital spending was $1,418 million in 2013, compared with $1,605 million in 2012. The Company expects capital spending in 2013 to be approximately $2.2 billion.

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

The following table represents long-term debt obligations and expected cash requirements for interest at September 30, 2013, reflecting the redemption of notes and InterNotes, the issuance of new InterNotes and new debt entered into by consolidated variable interest entities during the first nine months of 2013 (see Note 10 to the Consolidated Financial Statements).

Contractual Obligations at September 30, 2013	Payments Due by Year
In millions	2013	2014	2015	2016	2017	2018 and beyond	Total
Long-term debt – current and noncurrent (1)	$69	$697	$466	$1,367	$1,192	$14,756	$18,547
Expected cash requirements for interest (2)	$386	$970	$949	$925	$904	$8,215	$12,349

(1)	Excludes unamortized debt discount of $380 million.

(2)
Cash requirements for interest were calculated using current interest rates at September 30, 2013, assuming no refinancing or extensions, and includes interest on approximately $2.2 billion of various floating rate notes.

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

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. The Company had outstanding guarantees at September 30, 2013 of $5,530 million, up from $2,181 million at December 31, 2012.

During the first six months of 2013, the Company entered into guarantee agreements (“Guarantees”) related to project financing for Sadara Chemical Company (“Sadara”), a nonconsolidated affiliate. On April 2, 2013, Sadara issued an Islamic bond (“Sukuk”) in the amount of SAR 7.5 billion (approximately $2 billion). On June 16, 2013, Sadara entered into definitive agreements with certain export credit agencies, commercial banks and the Public Investment Fund of the Kingdom of Saudi Arabia for approximately $10.5 billion of project financing (“Additional Project Financing”). The Additional Project Financing closed on June 28, 2013. The total of the Sukuk and Additional Project Financing (collectively "Total Project Financing") obtained by Sadara is approximately $12.5 billion. At September 30, 2013, Sadara had $4.7 billion of Total Project Financing outstanding. The Company's guarantee of the Sukuk and the Additional Project Financing is in proportion to the Company's 35 percent ownership interest in Sadara, or up to approximately $4.4 billion when the project financing is fully drawn. The Guarantees will be released upon completion of construction of the Sadara complex and satisfactory fulfillment of certain other conditions, including passage of an extensive operational testing program, which is currently anticipated for the end of 2017.

Additional information related to guarantees can be found in the “Guarantees” section of Note 8 to the Consolidated Financial Statements.

Fair Value Measurements
The Company’s assets and liabilities measured at fair value are classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation. Assets and liabilities that are traded on an exchange with a quoted price are classified as Level 1. Assets and liabilities are classified as Level 2 if they are valued based on a bid, bid evaluation, or by using observable market data points of similar, more liquid securities to imply the price. The custodians of the Company’s debt and equity securities use multiple industry-recognized vendors for pricing information and established processes for validation and verification to assist the Company in its process for determining and validating fair values for these assets. For the Company's interests held in trade receivable conduits, classified as Level 3, the fair value is determined by calculating the expected amount of cash to be received using the key input of anticipated credit losses in the portfolio of receivables sold that have not yet been collected. Some pension or other postretirement benefit plan assets are held in funds where a net asset value is calculated based on the fair value of the underlying assets and the number of shares owned. The classification of the fund (Level 2 or 3 measurements) is determined based on the lowest level classification of significant holdings within the fund. For pension or other postretirement benefit plan assets classified as Level 3, the total fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity for the investment. The sensitivity of fair value estimates is immaterial relative to the assets and liabilities measured at fair value, as well as to the total equity of the Company. See Notes 7 and 9 to the Consolidated Financial Statements for the Company’s disclosures about fair value measurements.

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

Dividends
On September 12, 2013, the Board of Directors declared a quarterly dividend of $0.32 per common share, payable October 30, 2013 to stockholders of record on September 30, 2013. Since 1912, the Company has maintained or increased the amount of the quarterly dividend, adjusted for stock splits, with the exception of February 12, 2009. During this 102-year period, Dow has increased the amount of the quarterly dividend 49 times (approximately 12 percent of the time), reduced the dividend once in February 2009, and maintained the amount of the quarterly dividend approximately 88 percent of the time.

On September 12, 2013, the Board of Directors declared a quarterly dividend of $85 million to Cumulative Convertible Perpetual Preferred Stock, Series A shareholders of record on September 15, 2013, which was paid on October 1, 2013. Ongoing dividends related to Cumulative Convertible Perpetual Preferred Stock, Series A will accrue at the rate of $85 million per quarter, and are payable quarterly subject to Board of Directors’ approval.

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

	2013	2012
Claims unresolved at January 1	33,449	53,225
Claims filed	9,233	6,932
Claims settled, dismissed or otherwise resolved	(8,249)	(25,734)
Claims unresolved at September 30	34,433	34,423
Claimants with claims against both UCC and Amchem	(10,018)	(9,838)
Individual claimants at September 30	24,415	24,585

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

Dow uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Company is a historical simulation model which captures co-movements in market rates across different instruments and market risk exposure categories. The historical simulation model uses a 97.5 percent confidence level and the historical scenario period includes at least six months of historical data. The September 30, 2013, 2012 year-end and 2012 average daily VAR for the aggregate of all positions are shown below. These amounts are immaterial relative to the total equity of the Company:

Total Daily VAR by Exposure Type		2012
In millions	At Sep 30, 2013	Year-end	Average
Interest rate	$162	$159	$166
Equities	$13	$12	$14
Commodities	$6	$7	$8
Foreign exchange	$3	$1	$2
Composite	$165	$159	$176

The Company’s daily VAR for the aggregate of all positions increased from a composite VAR of $159 million at December 31, 2012 to a composite VAR of $165 million at September 30, 2013. The increase in interest rate VAR is largely driven by an increase in interest rate volatility. The equities VAR increased due to the appreciation in global equity prices resulting in an increase in equity exposure. The commodities VAR decreased slightly due to a decline of commodity volatility. The foreign exchange VAR increased due to increases in volatility. See Note 6 to the Consolidated Financial Statements for further disclosure regarding market risk.

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

The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred during the third quarter of 2013. For a summary of the history and current status of this matter, see Note 8 to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

Environmental Matters
Dow Benelux B.V., a Netherlands-based wholly owned subsidiary of the Company, received a summons dated July 20, 2012 from the Public Prosecutor in The Netherlands to appear before the criminal section of the District Court in Breda, The Netherlands (the "Court") on January 23, 2013. The allegations contained in the summons relate to seven process safety incidents and environmental spills that occurred between 2005 and 2008 at Dow Benelux B.V.'s Terneuzen manufacturing facility. The Public Prosecutor alleges that each of the incidents constitutes a violation of certain Netherlands safety procedures and environmental regulations, notably Section 5 of the Major Accidents Decree 1999 and/or Section 18.18 of the Environmental Act. In addition, five of the incidents allegedly also constitute a violation of Section 173a of the Dutch Criminal Code. If convicted, Dow Benelux B.V. may face sanctions including fines in excess of $100,000 for some of the violations. At a pre-trial hearing on August 21, 2013, the Court indicated that the trial will start on January 14, 2014. The Court also indicated that the venue will change from the District Court in Breda to the District Court in Middelburg.

Derivative Litigation
On March 6, 2013, Jeffrey Kaufman, purportedly in the name of and on behalf of the Company (“Kaufman”), commenced an action in the United States District Court for the District of Delaware against the Company and certain officers and directors of the Company (“Defendants”) alleging, among other things, that between 2007-2012, Defendants violated federal securities and state law surrounding equity awards and disclosures involving the 1988 Award and Option Plan and the 2012 Stock Incentive Plan (the “Plans”) with respect to the tax-deductible nature of certain awards under the Plans. The relief sought in this litigation includes the recovery of certain equity awards and injunctive relief, as well as monetary damages and attorneys' fees. The Company first moved to dismiss the complaint on May 14, 2013. In response to the subsequent filing by Kaufman of an amended complaint, the Company filed an amended motion to dismiss on August 30, 2013, and that motion remains pending. The Company believes the lawsuit to be without merit.

ITEM 1A.  RISK FACTORS
The following risk factor was added in the third quarter of 2013.

Cyber Vulnerability: The risk of loss of the Company’s intellectual property, trade secrets or other sensitive business information or disruption of operations could negatively impact the Company’s financial results.

Cyber attacks or security breaches could compromise confidential, business critical information or cause a disruption in the Company’s operations. The Company has attractive information assets, including intellectual property, trade secrets and other sensitive, business critical information. While the Company has a comprehensive cyber security program that is continuously reviewed, maintained and upgraded, a significant cyber attack could result in the loss of critical business information and/or could negatively impact operations, which could have a negative impact on the Company’s financial results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended September 30, 2013:

Issuer Purchases of Equity Securities		Average price paid per share	Total number of shares purchased as part of the Company's publicly announced share repurchase program (1)	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program (1)
Period	Total number of shares purchased
July 2013	104,584	$32.01	104,584	$1,416,652,394
August 2013	596,820	$36.82	596,820	$1,394,678,169
September 2013	735,557	$39.24	735,557	$1,365,816,233
Third quarter 2013	1,436,961	$37.71	1,436,961	$1,365,816,233
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

The Dow Chemical Company and Subsidiaries Trademark Listing

The following trademark of The Dow Chemical Company and certain affiliated companies of Dow appear in this report: AFFINITY, DOW, ELITE, NORDEL

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
Date: October 29, 2013

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