Form 10-Q
period 2014-03-31
DOW CHEMICAL CO /DE/
filed 2014-04-29
CIK 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2014

or

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☑ No

Outstanding at
Class	March 31, 2014
Common Stock, par value $2.50 per share	1,204,058,248 shares

The Dow Chemical Company
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2014

The Dow Chemical Company and Subsidiaries

FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report including, without limitation, the following sections: “Management's Discussion and Analysis,” and “Risk Factors.” These forward-looking statements are generally identified by the words or phrases “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “may,” “opportunity,” “plan,” “project,” “should,” “strategy,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (see Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2013). The Dow Chemical Company undertakes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions, except per share amounts (Unaudited)	Mar 31, 2014	Mar 31, 2013
Net Sales	$14,461	$14,383
Cost of sales	11,733	11,707
Research and development expenses	391	435
Selling, general and administrative expenses	779	772
Amortization of intangibles	114	115
Equity in earnings of nonconsolidated affiliates	251	230
Sundry income (expense) - net	29	(32)
Interest income	13	8
Interest expense and amortization of debt discount	246	296
Income Before Income Taxes	1,491	1,264
Provision for income taxes	425	604
Net Income	1,066	660
Net income attributable to noncontrolling interests	17	25
Net Income Attributable to The Dow Chemical Company	1,049	635
Preferred stock dividends	85	85
Net Income Available for The Dow Chemical Company Common Stockholders	$964	$550

Per Common Share Data:
Earnings per common share - basic	$0.80	$0.46
Earnings per common share - diluted	$0.79	$0.46

Common stock dividends declared per share of common stock	$0.37	$0.32
Weighted-average common shares outstanding - basic	1,190.6	1,181.1
Weighted-average common shares outstanding - diluted	1,207.7	1,187.6

Depreciation	$517	$505
Capital Expenditures	$672	$346
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2014	Mar 31, 2013
Net Income	$1,066	$660
Other Comprehensive Income, Net of Tax
Net change in unrealized gains on investments	(11)	5
Translation adjustments	(71)	(352)
Adjustments to pension and other postretirement benefit plans	81	141
Net gains on cash flow hedging derivative instruments	4	28
Other comprehensive income (loss)	3	(178)
Comprehensive Income	1,069	482
Comprehensive income attributable to noncontrolling interests, net of tax	20	15
Comprehensive Income Attributable to The Dow Chemical Company	$1,049	$467
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Mar 31, 2014	Dec 31, 2013
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2014: $184; 2013: $147)	$4,385	$5,940
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2014: $134; 2013: $148)	5,524	4,935
Other	4,927	4,712
Inventories	9,102	8,303
Deferred income tax assets - current	762	743
Other current assets	362	344
Total current assets	25,062	24,977
Investments
Investment in nonconsolidated affiliates	4,142	4,501
Other investments (investments carried at fair value - 2014: $2,080; 2013: $2,056)	2,549	2,541
Noncurrent receivables	403	365
Total investments	7,094	7,407
Property
Property	55,385	55,114
Less accumulated depreciation	37,812	37,660
Net property (variable interest entities restricted - 2014: $2,699; 2013: $2,646)	17,573	17,454
Other Assets
Goodwill	12,797	12,798
Other intangible assets (net of accumulated amortization - 2014: $3,397; 2013: $3,270)	4,224	4,314
Deferred income tax assets - noncurrent	1,873	1,964
Asbestos-related insurance receivables - noncurrent	78	86
Deferred charges and other assets	532	501
Total other assets	19,504	19,663
Total Assets	$69,233	$69,501
Liabilities and Equity
Current Liabilities
Notes payable	$526	$443
Long-term debt due within one year	351	697
Accounts payable:
Trade	4,971	4,590
Other	2,411	2,290
Income taxes payable	660	435
Deferred income tax liabilities - current	98	133
Dividends payable	524	467
Accrued and other current liabilities	2,685	2,916
Total current liabilities	12,226	11,971
Long-Term Debt (variable interest entities nonrecourse - 2014: $1,388; 2013: $1,360)	16,936	16,820
Other Noncurrent Liabilities
Deferred income tax liabilities - noncurrent	691	718
Pension and other postretirement benefits - noncurrent	7,920	8,176
Asbestos-related liabilities - noncurrent	400	434
Other noncurrent obligations	3,154	3,302
Total other noncurrent liabilities	12,165	12,630
Redeemable Noncontrolling Interest	183	156
Stockholders’ Equity
Preferred stock, series A	4,000	4,000
Common stock	3,092	3,054
Additional paid-in capital	4,407	3,928
Retained earnings	21,929	21,407
Accumulated other comprehensive loss	(4,824)	(4,827)
Unearned ESOP shares	(349)	(357)
Treasury stock at cost	(1,514)	(307)
The Dow Chemical Company’s stockholders’ equity	26,741	26,898
Noncontrolling interests	982	1,026
Total equity	27,723	27,924
Total Liabilities and Equity	$69,233	$69,501
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
In millions (Unaudited)	Mar 31, 2014	Mar 31, 2013
Operating Activities
Net Income	$1,066	$660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	672	668
Provision (credit) for deferred income tax	(93)	83
Earnings of nonconsolidated affiliates less than dividends received	298	293
Pension contributions	(315)	(224)
Net gain on sales of investments	(39)	(24)
Net (gain) loss on sales of property, businesses and consolidated companies	(1)	5
Other net (gain) loss	25	(13)
Loss on early extinguishment of debt	—	60
Excess tax benefits from share-based payment arrangements	(25)	(7)
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(871)	(892)
Proceeds from interests in trade accounts receivable conduits	150	46
Inventories	(798)	(869)
Accounts payable	391	(178)
Other assets and liabilities	115	839
Cash provided by operating activities	575	447
Investing Activities
Capital expenditures	(672)	(346)
Proceeds from sale / leaseback of assets	6	—
Proceeds from sales of property, businesses and consolidated companies, net of cash divested	25	37
Investments in consolidated companies, net of cash acquired	—	(11)
Investments in and loans to nonconsolidated affiliates	(17)	(11)
Distributions from nonconsolidated affiliates	—	1
Purchases of investments	(220)	(133)
Proceeds from sales and maturities of investments	224	228
Cash used in investing activities	(654)	(235)
Financing Activities
Changes in short-term notes payable	(48)	45
Proceeds from issuance of long-term debt	138	123
Payments on long-term debt	(391)	(1,165)
Purchases of treasury stock	(1,250)	—
Proceeds from issuance of common stock	480	80
Proceeds from sales of common stock	47	—
Issuance costs on debt and equity securities	(1)	(1)
Excess tax benefits from share-based payment arrangements	25	7
Contributions from noncontrolling interests	29	9
Distributions to noncontrolling interests	(11)	(15)
Purchases of noncontrolling interests	(4)	—
Dividends paid to stockholders	(466)	(85)
Cash used in financing activities	(1,452)	(1,002)
Effect of Exchange Rate Changes on Cash	(24)	(14)
Summary
Decrease in cash and cash equivalents	(1,555)	(804)
Cash and cash equivalents at beginning of period	5,940	4,318
Cash and cash equivalents at end of period	$4,385	$3,514
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended
In millions (Unaudited)	Mar 31, 2014	Mar 31, 2013
Preferred Stock
Balance at beginning of year and end of period	$4,000	$4,000
Common Stock
Balance at beginning of year	3,054	3,008
Common stock issued	38	16
Balance at end of period	3,092	3,024
Additional Paid-in Capital
Balance at beginning of year	3,928	3,281
Common stock issued	489	64
Stock-based compensation and allocation of ESOP shares	(4)	42
Other	(6)	—
Balance at end of period	4,407	3,387
Retained Earnings
Balance at beginning of year	21,407	18,495
Net income available for The Dow Chemical Company common stockholders	964	550
Dividends declared on common stock (per share - 2014: $0.37; 2013: $0.32)	(437)	(379)
Dividend equivalents on participating securities	(5)	(4)
Balance at end of period	21,929	18,662
Accumulated Other Comprehensive Loss
Balance at beginning of year	(4,827)	(7,516)
Other comprehensive income (loss)	3	(178)
Balance at end of period	(4,824)	(7,694)
Unearned ESOP Shares
Balance at beginning of year	(357)	(391)
Shares allocated to ESOP participants	8	10
Balance at end of period	(349)	(381)
Treasury Stock
Balance at beginning of year	(307)	—
Purchases	(1,250)	—
Issuance to employees and employee plans	43	—
Balance at end of period	(1,514)	—
The Dow Chemical Company’s Stockholders’ Equity	26,741	20,998
Noncontrolling Interests
Balance at beginning of year	1,026	990
Net income attributable to noncontrolling interests	17	25
Distributions to noncontrolling interests	(12)	(15)
Capital contributions	29	9
Purchases of noncontrolling interests	(54)	—
Transfers to redeemable noncontrolling interests	(27)	—
Cumulative translation adjustments	2	(6)
Other	1	(5)
Balance at end of period	982	998
Total Equity	$27,723	$21,996
See Notes to the Consolidated Financial Statements.

(Unaudited)	The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 1. Financial Statements Notes to the Consolidated Financial Statements

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS
The unaudited interim consolidated financial statements of The Dow Chemical Company and its subsidiaries (“Dow” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Certain changes to prior year cash flow amounts have been made to reflect changes made in the second quarter of 2013. The changes relate to the presentation of adjustments to uncertain tax positions and resulted in a reclassification between "Provision (credit) for deferred income tax" and "Other assets and liabilities" within the operating activities section of the consolidated statements of cash flows. The change had no impact to the total for "Cash provided by operating activities."

A change was also made to a prior year amount in the consolidated statements of comprehensive income. The change was made to properly include translation adjustments and net losses on cash flow hedging derivative instruments in "Comprehensive income attributable to noncontrolling interests, net of tax."

NOTE 2 – RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
During the first quarter of 2014, the Company adopted Accounting Standards Update ("ASU") 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date," which defines how entities measure obligations from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date and for which no guidance exists, except for obligations addressed within existing guidance in U.S. GAAP. The guidance also requires entities to disclose the nature and amount of the obligation as well as other information about those obligations. The adoption of this standard did not have a material impact on the consolidated financial statements.

During the first quarter of 2014, the Company adopted ASU 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity," which defines the treatment of the release of cumulative translation adjustments upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The adoption of this standard did not have a material impact on the consolidated financial statements.

During the first quarter of 2014, the Company adopted ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which defines the presentation requirements of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements, impacting the classification of unrecognized tax benefits between "Deferred income taxes" and "Income taxes payable" in the consolidated balance sheets. The adoption of this standard did not have a material impact on the consolidated financial statements.

Accounting Guidance Issued But Not Yet Adopted
In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU is effective for fiscal years beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued or available for issuance. The Company is currently evaluating the impact of adopting this guidance.

NOTE 3 – RESTRUCTURING
4Q12 Restructuring
On October 23, 2012, the Company's Board of Directors approved a restructuring plan ("4Q12 Restructuring") to advance the next stage of the Company's transformation and to address macroeconomic uncertainties. The 4Q12 Restructuring plan accelerates the Company's structural cost reduction program and will affect approximately 2,850 positions and result in the shutdown of approximately 20 manufacturing facilities. These actions are expected to be completed primarily by March 31, 2015. As a result of the 4Q12 Restructuring activities, the Company recorded pretax restructuring charges of $990 million in the fourth quarter of 2012 consisting of costs associated with exit or disposal activities of $39 million, severance costs of $375 million and asset write-downs and write-offs of $576 million. In the fourth quarter of 2013, the Company reduced the reserve for costs associated with exit or disposal activities by $6 million. The impact of these charges was shown as "Restructuring charges (credits)" in the consolidated statements of income.

The severance component of the 4Q12 Restructuring charge of $375 million was for the separation of approximately 2,850 employees under the terms of the Company's ongoing benefit arrangements, primarily by March 31, 2015. At December 31, 2013, severance of $236 million was paid and a liability of $139 million remained for 759 employees. In the first three months of 2014, severance of $43 million was paid, leaving a liability of $96 million for approximately 570 employees at March 31, 2014.

The following table summarizes the activities related to the Company's 4Q12 Restructuring reserve:

4Q12 Restructuring Activities	Costs Associated with Exit or Disposal Activities	Severance Costs	Total
In millions
Reserve balance at December 31, 2013	$19	$139	$158
Cash payments	(1)	(43)	(44)
Reserve balance at March 31, 2014	$18	$96	$114

The reserve balance is included in the consolidated balance sheets as "Accrued and other current liabilities" and "Other noncurrent obligations."

Dow expects to incur additional costs in the future related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations, and to ensure competitiveness across its businesses and across geographic areas. Future costs are expected to include demolition costs related to closed facilities and restructuring plan implementation costs; these costs will be recognized as incurred. The Company also expects to incur additional employee-

related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

NOTE 4 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories In millions	Mar 31, 2014	Dec 31, 2013
Finished goods	$5,145	$4,717
Work in process	2,280	1,948
Raw materials	780	760
Supplies	897	878
Total inventories	$9,102	$8,303
The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $887 million at March 31, 2014 and $854 million at December 31, 2013.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the carrying amount of goodwill by operating segment:

Goodwill	Electronic and Functional Materials	Coatings and Infra- structure Solutions	Ag Sciences	Perf Materials	Perf Plastics	Feedstocks and Energy	Total
In millions
Net goodwill at Dec 31, 2013	$4,963	$4,076	$1,563	$738	$1,395	$63	$12,798
Foreign currency impact	—	(1)	—	—	—	—	(1)
Net goodwill at Mar 31, 2014	$4,963	$4,075	$1,563	$738	$1,395	$63	$12,797

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	At March 31, 2014			At December 31, 2013
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$1,775	$(947)	$828	$1,774	$(908)	$866
Patents	124	(109)	15	125	(109)	16
Software	1,229	(607)	622	1,186	(591)	595
Trademarks	685	(360)	325	686	(345)	341
Customer related	3,617	(1,235)	2,382	3,622	(1,181)	2,441
Other	154	(139)	15	154	(136)	18
Total other intangible assets, finite lives	$7,584	$(3,397)	$4,187	$7,547	$(3,270)	$4,277
IPR&D (1), indefinite lives	37	—	37	37	—	37
Total other intangible assets	$7,621	$(3,397)	$4,224	$7,584	$(3,270)	$4,314

(1)	In-process research and development (“IPR&D”) purchased in a business combination.

The following table provides information regarding amortization expense related to intangible assets:

Amortization Expense	Three Months Ended
In millions	Mar 31, 2014	Mar 31, 2013
Other intangible assets, excluding software	$114	$115
Software, included in “Cost of sales”	$16	$16

Total estimated amortization expense for 2014 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2014	$509
2015	$491
2016	$481
2017	$447
2018	$429
2019	$371

NOTE 6 – FINANCIAL INSTRUMENTS
A summary of the Company's financial instruments, risk management policies, derivative instruments and hedging activities can be found in Note 10 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. If applicable, updates have been included in the respective section below.

The following table summarizes the fair value of financial instruments at March 31, 2014 and December 31, 2013:

Fair Value of Financial Instruments
	At March 31, 2014				At December 31, 2013
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities: (1)
Debt securities:
Government debt (2)	$534	$29	$(4)	$559	$544	$28	$(8)	$564
Corporate bonds	655	46	(3)	698	659	43	(7)	695
Total debt securities	$1,189	$75	$(7)	$1,257	$1,203	$71	$(15)	$1,259
Equity securities	661	169	(7)	823	605	196	(4)	797
Total marketable securities	$1,850	$244	$(14)	$2,080	$1,808	$267	$(19)	$2,056
Long-term debt including debt due within one year (3)	$(17,287)	$170	$(2,232)	$(19,349)	$(17,517)	$296	$(2,246)	$(19,467)
Derivatives relating to:
Interest rates	$—	$—	$(6)	$(6)	$—	$—	$(5)	$(5)
Commodities (4)	$—	$13	$(5)	$8	$—	$11	$(2)	$9
Foreign currency	$—	$13	$(29)	$(16)	$—	$45	$(13)	$32

(1)	Included in “Other investments” in the consolidated balance sheets.

(2)	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

(3)	The cost basis includes fair value hedge adjustments of $22 million at March 31, 2014 and $22 million at December 31, 2013.

(4)	Presented net of cash collateral, as disclosed in Note 7.

Investments
The Company’s investments in marketable securities are primarily classified as available-for-sale.

Investing Results	Three Months Ended
In millions	Mar 31, 2014	Mar 31, 2013
Proceeds from sales of available-for-sale securities	$208	$214
Gross realized gains	$46	$36
Gross realized losses	$(1)	$(9)

The following table summarizes the contractual maturities of the Company’s investments in debt securities:

Contractual Maturities of Debt Securities at March 31, 2014
In millions	Amortized Cost	Fair Value
Within one year	$10	$10
One to five years	601	635
Six to ten years	451	464
After ten years	127	148
Total	$1,189	$1,257

At March 31, 2014, the Company had $1,250 million ($1,581 million at December 31, 2013) of held-to-maturity securities (primarily Treasury Bills) classified as cash equivalents, as these securities had original maturities of three months or less at the time of purchase. The Company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. At March 31, 2014, the Company had investments in money market funds of $384 million classified as cash equivalents ($1,331 million at December 31, 2013).

The aggregate cost of the Company’s cost method investments totaled $177 million at March 31, 2014 ($185 million at December 31, 2013). Due to the nature of these investments, either the cost basis approximates fair value or fair value is not readily determinable. These investments are reviewed quarterly for impairment indicators. The Company's impairment analysis resulted in a $5 million reduction in the cost basis of these investments for the three-month period ended March 31, 2014 (no reduction in the three-month period ended March 31, 2013).
Accounting for Derivative Instruments and Hedging Activities
The following table provides the fair value and gross balance sheet classification of derivative instruments at March 31, 2014 and December 31, 2013:

Fair Value of Derivative Instruments In millions	Balance Sheet Classification	Mar 31, 2014	Dec 31, 2013
Asset Derivatives
Derivatives designated as hedges:
Commodities	Other current assets	$21	$13
Total derivatives designated as hedges		$21	$13
Derivatives not designated as hedges:
Commodities	Other current assets	$1	$1
Foreign currency	Accounts and notes receivable – Other	27	65
Total derivatives not designated as hedges		$28	$66
Total asset derivatives		$49	$79
Liability Derivatives
Derivatives designated as hedges:
Interest rates	Accounts payable – Other	$6	$5
Commodities	Accounts payable – Other	14	5
Foreign currency	Accounts payable – Other	4	9
Total derivatives designated as hedges		$24	$19
Derivatives not designated as hedges:
Commodities	Accounts payable – Other	$1	$1
Foreign currency	Accounts payable – Other	39	24
Total derivatives not designated as hedges		$40	$25
Total liability derivatives		$64	$44

Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains/losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.

The net after-tax amounts to be reclassified from "Accumulated other comprehensive income (loss)" to income within the next 12 months are a $4 million loss for interest rate contracts, a $7 million gain for commodity contracts and a $6 million loss for foreign currency contracts.

NOTE 7 – FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 11 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. If applicable, updates have been included in the respective section below.

Fair Value Measurements on a Recurring Basis
The following tables summarize the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at March 31, 2014 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Cash equivalents (2)	$—	$1,634	$—	$—	$1,634
Interests in trade accounts receivable conduits (3)	—	—	1,339	—	1,339
Equity securities (4)	787	36	—	—	823
Debt securities: (4)
Government debt (5)	—	559	—	—	559
Corporate bonds	—	698	—	—	698
Derivatives relating to: (6)
Commodities	3	19	—	(9)	13
Foreign currency	—	27	—	(14)	13
Total assets at fair value	$790	$2,973	$1,339	$(23)	$5,079
Liabilities at fair value:
Long-term debt (7)	$—	$19,349	$—	$—	$19,349
Derivatives relating to: (6)
Interest rates	—	6	—	—	6
Commodities	4	11	—	(10)	5
Foreign currency	—	43	—	(14)	29
Total liabilities at fair value	$4	$19,409	$—	$(24)	$19,389

(1)
Cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

(2)	Treasury Bills and money market funds included in "Cash and cash equivalents" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

(3)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets. See Note 9 for additional information on transfers of financial assets.

(4)	The Company’s investments in equity and debt securities are primarily classified as available-for-sale and are included in “Other investments” in the consolidated balance sheets.

(5)	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

(6)	See Note 6 for the classification of derivatives in the consolidated balance sheets.

(7)	See Note 6 for information on fair value measurements of long-term debt.

Basis of Fair Value Measurements on a Recurring Basis at December 31, 2013 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Cash equivalents (2)	$—	$2,912	$—	$—	$2,912
Interests in trade accounts receivable conduits (3)	—	—	1,227	—	1,227
Equity securities (4)	760	37	—	—	797
Debt securities: (4)
Government debt (5)	—	564	—	—	564
Corporate bonds	—	695	—	—	695
Derivatives relating to: (6)
Commodities	3	11	—	(3)	11
Foreign currency	—	65	—	(20)	45
Total assets at fair value	$763	$4,284	$1,227	$(23)	$6,251
Liabilities at fair value:
Long-term debt (7)	$—	$19,467	$—	$—	$19,467
Derivatives relating to: (6)
Interest rates	—	5	—	—	5
Commodities	4	2	—	(4)	2
Foreign currency	—	33	—	(20)	13
Total liabilities at fair value	$4	$19,507	$—	$(24)	$19,487

(1)
Cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

(2)	Treasury Bills and money market funds included in "Cash and cash equivalents" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

(3)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets. See Note 9 for additional information on transfers of financial assets.

(4)	The Company’s investments in equity and debt securities are primarily classified as available-for-sale and are included in “Other investments” in the consolidated balance sheets.

(5)	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

(6)	See Note 6 for the classification of derivatives in the consolidated balance sheets.

(7)	See Note 6 for information on fair value measurements of long-term debt.
Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding liabilities. The Company posted cash collateral of $4 million at March 31, 2014 ($5 million at December 31, 2013).
The following table summarizes the changes in fair value measurements using Level 3 inputs for the three-month periods ended March 31, 2014 and March 31, 2013:

Fair Value Measurements Using Level 3 Inputs	Three Months Ended
Interests Held in Trade Receivable Conduits (1) In millions	Mar 31, 2014	Mar 31, 2013
Balance at beginning of period	$1,227	$1,057
Loss included in earnings (2)	(1)	(1)
Purchases	263	329
Settlements	(150)	(46)
Balance at end of period	$1,339	$1,339

(1)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets.

(2)	Included in “Selling, general and administrative expenses” in the consolidated statements of income.

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES
Dow Corning Credit Facility
The Company is a 50 percent shareholder in Dow Corning Corporation ("Dow Corning"). On June 1, 2004, the Company agreed to provide a credit facility to Dow Corning as part of Dow Corning's Joint Plan of Reorganization. The aggregate amount of the facility was originally $300 million; it was reduced to $50 million effective June 1, 2013, of which the Company's share is $25 million. At March 31, 2014, no draws had been taken against the credit facility.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At March 31, 2014, the Company had accrued obligations of $739 million for probable environmental remediation and restoration costs, including $78 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2013, the Company had accrued obligations of $722 million for probable environmental remediation and restoration costs, including $73 million for the remediation of Superfund sites.

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

City of Midland
On March 6, 2012, the Company submitted an Interim Response Activity Plan Designed to Meet Criteria ("Work Plan") to the MDEQ that involved the sampling of soil at residential properties near the Midland site for the presence of dioxins to determine where clean-up may be required and then conducting remediation for properties that sample above the remediation criteria. The MDEQ approved the Work Plan on June 1, 2012 and implementation of the Work Plan began on June 4, 2012. During 2012 and 2013, the Company submitted and had approved by the MDEQ, amendments to the Work Plan to sample properties in 2012 and 2013 that were originally scheduled for sampling in 2014 through 2017. At December 31, 2013, remediation was complete on all 98 properties identified through analysis as being above the remediation criteria. On March 14, 2014, the Company submitted a plan for properties to be sampled during 2014 ("2014 Plan"), as required by the approved Work Plan. Approval of the 2014 Plan is expected in May 2014. At March 31, 2014, an additional 25 properties have been identified as being above the remediation criteria.

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

On September 28, 2007, the Company and the natural resource damage trustees entered into a Funding and Participation Agreement that addressed the Company’s payment of past costs incurred by the natural resource damage trustees, payment of the costs of a trustee coordinator and a process to review additional cooperative studies that the Company might agree to fund or conduct with the natural resource damage trustees. On March 18, 2008, the Company and the natural resource damage trustees entered into a Memorandum of Understanding ("MOU") to provide a mechanism for the Company to fund cooperative studies related to the assessment of natural resource damages. This MOU was amended and funding of cooperative studies was extended until March 2014. On April 7, 2008, the natural resource damage trustees released their "Natural Resource Damage Assessment Plan for the Tittabawassee River System Assessment Area."

At March 31, 2014, the accrual for these off-site matters was $49 million (included in the total accrued obligation of $739 million at March 31, 2014). At December 31, 2013, the Company had an accrual for these off-site matters of $47 million (included in the total accrued obligation of $722 million at December 31, 2013).

Environmental Matters Summary
It is the opinion of the Company's management that the possibility is remote that costs in excess of those disclosed will have a material impact on the Company's results of operations, financial condition or cash flows.

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

In October 2013, Union Carbide requested ARPC to review its historical asbestos claim and resolution activity and determine the appropriateness of updating its December 2012 study. In response to that request, ARPC reviewed and analyzed data through September 30, 2013. In December 2013, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its December 2012 study and, therefore, the estimate in that study remained applicable. Based on Union Carbide's own review of the asbestos claim and resolution activity and ARPC's response, Union Carbide determined that no change to the accrual was required. At December 31, 2013, the asbestos-related liability for pending and future claims was $501 million and approximately 19 percent of the recorded liability related to pending claims and approximately 81 percent related to future claims.

Based on Union Carbide’s review of 2014 activity, Union Carbide determined that no adjustment to the accrual was required at March 31, 2014. Union Carbide’s asbestos-related liability for pending and future claims was $485 million at March 31, 2014. Approximately 20 percent of the recorded liability related to pending claims and approximately 80 percent related to future claims.

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

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds (the “Insurance Litigation”). The Insurance Litigation was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Since the filing of the case, Union Carbide has reached settlements with several of the carriers involved in the Insurance Litigation and continues to pursue settlements with the remaining carriers. Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $25 million at March 31, 2014 and $25 million at December 31, 2013.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage. The following table summarizes Union Carbide’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Mar 31, 2014	Dec 31, 2013
Receivables for defense and resolution costs – carriers with settlement agreements	$63	$66
Receivables for insurance recoveries – carriers without settlement agreements	25	25
Total	$88	$91

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs was $25 million in the first quarter of 2014 ($22 million in the first quarter of 2013) and was reflected in "Cost of sales" in the consolidated statements of income.

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

On June 10, 2005, the Company received a Statement of Objections from the European Commission (the “EC”) stating that it believed that the Company and certain subsidiaries of the Company (the “Dow Entities”), together with other participants in the synthetic rubber industry, engaged in conduct in violation of European competition laws with respect to the butadiene rubber and emulsion styrene butadiene rubber businesses. In connection therewith, on November 29, 2006, the EC issued its decision alleging infringement of Article 81 of the Treaty of Rome and imposed a fine of Euro 64.575 million (approximately $85 million at that time) on the Dow Entities; several other companies were also named and fined. As a result, the Company recognized a loss contingency of $85 million related to the fine in the fourth quarter of 2006. The Company appealed the EC’s decision and a hearing was held before the Court of First Instance on October 13, 2009. On July 13, 2011, the General Court issued a decision that partly affirmed the EC's decision with regard to the amount of the fine and the liability of the parent company, but rejected the EC's decision regarding the length of the conspiracy and determined that it was of a shorter duration. The Dow Entities filed an appeal of this decision to the Court of Justice of the European Union. This appeal was denied on July 18, 2013. The Dow Entities paid the fine, including accrued interest, on August 12, 2013. This proceeding is now considered resolved. Subsequent to the imposition of the fine in 2006, the Company and/or certain subsidiaries of the Company became named parties in various related U.S., United Kingdom and Italian civil actions. The U.S. matter was settled in March 2010 through a confidential settlement agreement, with an immaterial impact on the Company’s consolidated financial statements. The Italian civil actions are still pending. The United Kingdom matter is expected to go to trial in May 2014.

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

In 2005, the Company, among others, was named as a defendant in multiple civil class action lawsuits alleging a conspiracy to fix the price of various urethane chemical products, namely the products that were the subject of the above described DOJ antitrust investigation. These lawsuits were consolidated in the U.S. District Court for the District of Kansas (the “District Court”) or have been tolled. On July 29, 2008, the District Court certified a class of purchasers of the products for the six-year period from 1999 through 2004. Shortly thereafter, a series of “opt-out” cases were filed by a number of large volume purchasers; these cases are substantively identical to the class action lawsuit, but expanded the time period to include 1994 through 1998. In January 2013, the class action lawsuit went to trial in the District Court with the Company as the sole remaining defendant, the other defendants having previously settled. On February 20, 2013, the jury in the matter returned a damages verdict of approximately $400 million against the Company, which ultimately was trebled by the District Court under applicable antitrust laws - less offsets from other settling defendants - resulting in a judgment entered in July 2013 in the amount of $1.06 billion. The Company is appealing this judgment on numerous grounds.

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

Purchase Commitments
The Company has numerous agreements for the purchase of ethylene-related products globally. The purchase prices are determined primarily on a cost-plus basis. Total purchases under these agreements were $405 million in 2013, $304 million in 2012 and $552 million in 2011. The Company’s take-or-pay commitments associated with these agreements at March 31, 2014 are included in the table below.

The Company also has various commitments for take-or-pay and throughput agreements. These commitments are at prices not in excess of current market prices. The remaining terms for all but one of these agreements extend from one to 32 years. One agreement has a remaining term of 64 years. The determinable future commitments for this specific agreement for a period of 10 years are included in the following table along with the fixed and determinable portion of all other obligations under the Company’s purchase commitments and have been updated as of March 31, 2014:

Annual Fixed and Determinable Portion of Take-or-Pay and Throughput Obligations In millions
2014	$3,315
2015	2,958
2016	2,625
2017	2,215
2018	1,962
2019 and beyond	7,259
Total	$20,334

In addition to the take-or-pay obligations at March 31, 2014 the Company had outstanding commitments which ranged from one to seven years for materials, services and other items used in the normal course of business of approximately $295 million. Such commitments were at prices not in excess of current market prices.

Guarantees
The Company provides a variety of guarantees as described more fully in the following sections.

Guarantees
Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. With guarantees, such as commercial or financial contracts, non-performance by the guaranteed party triggers the obligation of the Company to make payments to the beneficiary of the guarantee. The majority of the Company’s guarantees relate to debt of nonconsolidated affiliates, which have expiration dates ranging from less than one year to seven years, and trade financing transactions in Latin America, which typically expire within one year of inception. The Company’s current expectation is that future payment or performance related to the non-performance of others is considered unlikely.

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

The following tables provide a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at March 31, 2014 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2021	$5,118	$151
Residual value guarantees	2021	748	26
Total guarantees		$5,866	$177

Guarantees at December 31, 2013 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2021	$5,074	$137
Residual value guarantees	2021	708	27
Total guarantees		$5,782	$164

During 2013, the Company entered into guarantee agreements (“Guarantees”) related to project financing for Sadara Chemical Company (“Sadara”), a nonconsolidated affiliate. The total of an Islamic bond and Additional Project Financing (collectively “Total Project Financing”) obtained by Sadara is approximately $12.5 billion. Sadara had $7.3 billion of Total Project Financing outstanding at March 31, 2014 ($5.8 billion at December 31, 2013). The Company's guarantee of the Total Project Financing is in proportion to the Company's 35 percent ownership interest in Sadara, or up to approximately $4.4 billion when the project financing is fully drawn. The Guarantees will be released upon completion of construction of the Sadara complex and satisfactory fulfillment of certain other conditions, including passage of an extensive operational testing program, which is currently anticipated by the end of 2017.

Asset Retirement Obligations
The Company has recognized asset retirement obligations for the following activities: demolition and remediation activities at manufacturing sites in the United States, Canada, Brazil, China, Argentina, Australia, Japan, India and Europe; and capping activities at landfill sites in the United States, Canada, Brazil and Italy. The Company has also recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States, Canada, Brazil, China, Argentina, Australia, Japan, India and Europe.

The aggregate carrying amount of asset retirement obligations recognized by the Company was $86 million at March 31, 2014 and $89 million at December 31, 2013. The discount rate used to calculate the Company’s asset retirement obligations was 0.88 percent at March 31, 2014 and at December 31, 2013. These obligations are included in the consolidated balance sheets as "Accrued and other current liabilities" and "Other noncurrent obligations."

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

NOTE 9 – TRANSFERS OF FINANCIAL ASSETS
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

Interests Held	Mar 31, 2014	Dec 31, 2013
In millions
Carrying value of interests held	$1,339	$1,227
Percentage of anticipated credit losses	0.71%	0.71%
Impact to carrying value - 10% adverse change	$1	$1
Impact to carrying value - 20% adverse change	$3	$2

Credit losses, net of any recoveries, on receivables sold during the three-month periods ended March 31, 2014 and 2013 were insignificant.

Following is an analysis of certain cash flows between the Company and the conduits:

Cash Proceeds	Three Months Ended
In millions	Mar 31, 2014	Mar 31, 2013
Sale of receivables	$—	$19
Collections reinvested in revolving receivables	$6,189	$6,130
Interests in conduits (1)	$150	$46

(1)	Presented in "Operating Activities" in the consolidated statements of cash flows.

Following is additional information related to the sale of receivables under these facilities:

Trade Accounts Receivable Sold	Mar 31, 2014	Dec 31, 2013
In millions
Delinquencies on sold receivables still outstanding	$111	$138
Trade accounts receivable outstanding and derecognized	$2,648	$2,494

The Company repurchased $8 million of previously sold receivables related to a divestiture during the three-month period ended March 31, 2013.

NOTE 10 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable In millions	Mar 31, 2014	Dec 31, 2013
Notes payable to banks	$335	$300
Notes payable to related companies	182	137
Notes payable trade	9	6
Total notes payable	$526	$443
Period-end average interest rates	3.06%	3.23%

Long-Term Debt In millions	2014 Average Rate	Mar 31, 2014	2013 Average Rate	Dec 31, 2013
Promissory notes and debentures:
Final maturity 2014	2.90%	$55	5.33%	$399
Final maturity 2015	2.82%	60	2.89%	56
Final maturity 2016	2.53%	805	2.53%	805
Final maturity 2017	5.67%	489	5.65%	491
Final maturity 2018	5.45%	567	5.43%	570
Final maturity 2019	8.41%	2,168	8.40%	2,171
Final maturity 2020 and thereafter	5.40%	10,056	5.41%	10,029
Other facilities:
U.S. dollar loans, various rates and maturities	1.42%	490	1.44%	490
Foreign currency loans, various rates and maturities	3.17%	1,163	3.18%	1,140
Medium-term notes, varying maturities through 2024	3.70%	1,242	3.76%	1,143
Pollution control/industrial revenue bonds, varying maturities through 2038	5.86%	492	5.59%	518
Capital lease obligations	—	32	—	41
Unamortized debt discount	—	(332)	—	(336)
Long-term debt due within one year	—	(351)	—	(697)
Long-term debt	—	$16,936	—	$16,820

Annual Installments on Long-Term Debt For Next Five Years at March 31, 2014 In millions
2014	$340
2015	$412
2016	$1,370
2017	$775
2018	$931
2019	$2,451

2014 Activity
During the first three months of 2014, the Company issued $99 million aggregate principal amount of InterNotes and approximately $26 million of long-term debt (net of $5 million of repayments) was entered into by consolidated variable interest entities. The Company also repaid $346 million of long-term debt related to the purchase of an ethylene facility (see Note 11 for additional information).

2013 Activity
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

During the first three months of 2013, the Company issued $72 million aggregate principal amount of InterNotes and approximately $44 million of long-term debt was entered into by consolidated variable interest entities. The Company also redeemed $250 million of 5.6 percent notes that matured on March 15, 2013 and $64 million principal amount of InterNotes were redeemed at maturity.

Available Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at March 31, 2014
In millions	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility	October 2011	$5,000	$5,000	October 2016	Floating rate
Bilateral Revolving Credit Facility	October 2012	170	170	October 2016	Floating rate
Bilateral Revolving Credit Facility	March 2013	100	100	March 2015	Floating rate
Bilateral Revolving Credit Facility	March 2013	300	300	October 2016	Floating rate
Term Loan Facility	March 2013	300	—	March 2016	Floating rate
Bilateral Revolving Credit Facility	April 2013	200	200	April 2016	Floating rate
Bilateral Revolving Credit Facility	October 2013	200	200	October 2016	Floating rate
Bilateral Revolving Credit Facility	October 2013	100	100	October 2016	Floating rate
Bilateral Revolving Credit Facility	January 2014	100	100	October 2016	Floating rate
Total Committed and Available Credit Facilities		$6,470	$6,170

Debt Covenants and Default Provisions
There were no material changes to the debt covenants and default provisions related to the Company's outstanding long-term debt and primary, private credit agreements in the first quarter of 2014. For additional information on the Company's debt covenants and default provisions, see Note 16 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

NOTE 11 – VARIABLE INTEREST ENTITIES
A complete description of the Company's variable interest entities can be found in Note 19 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Consolidated Variable Interest Entities
During the first quarter of 2014, the membrane chlor-alkali joint venture at the Company's Freeport, Texas integrated manufacturing complex successfully initiated full-scale, commercial production.
The Company previously held a variable interest in an owner trust, for which the Company was the primary beneficiary. The owner trust leased an ethylene facility in The Netherlands to the Company, whereby substantially all of the rights and obligations of ownership were transferred to the Company. The Company's variable interest in the owner trust related to a fixed purchased price option. On January 2, 2014, the Company purchased the ethylene facility for $406 million, including cash payments of $350 million and a note payable of $56 million, which is classified as "Notes payable" in the consolidated balance sheets and will be paid by December 31, 2014. In the first quarter of 2014, the Company classified $346 million as "Payments on long-term debt" and $4 million as "Purchases of noncontrolling interests" in the consolidated statements of cash flows. Future payments on the note payable will be classified as "Purchases of noncontrolling interests" in the consolidated statements of cash flows.

The Company's consolidated financial statements include the assets, liabilities and results of operations of variable interest entities ("VIEs"), for which the Company is the primary beneficiary. The other equity holders’ interests are reflected in “Net income attributable to noncontrolling interests” in the consolidated statements of income and "Redeemable Noncontrolling Interest" and “Noncontrolling interests” in the consolidated balance sheets. The following table summarizes the carrying amounts of the entities’ assets and liabilities included in the Company’s consolidated balance sheets at March 31, 2014 and December 31, 2013:

Assets and Liabilities of Consolidated VIEs In millions	Mar 31, 2014	Dec 31, 2013
Cash and cash equivalents (1)	$184	$147
Other current assets	154	143
Property	2,699	2,646
Other noncurrent assets	102	105
Total assets (2)	$3,139	$3,041
Current liabilities (nonrecourse 2014: $319; 2013: $318)	$319	$664
Long-term debt (nonrecourse 2014: $1,388; 2013: $1,360)	1,424	1,392
Other noncurrent liabilities (nonrecourse 2014: $67; 2013: $69)	67	69
Total liabilities	$1,810	$2,125

(1)	Includes $8 million at March 31, 2014 ($1 million at December 31, 2013) restricted for the construction, debt servicing and operational expenses of a manufacturing facility.

(2)	All assets were restricted at March 31, 2014 and December 31, 2013.

In addition, the carrying amounts of assets and liabilities included in the Company’s consolidated balance sheets pertaining to the entity created to monetize accounts receivable of select European entities were current assets of $95 million (zero restricted) at March 31, 2014 ($105 million, zero restricted, at December 31, 2013) and zero current liabilities (zero nonrecourse) at March 31, 2014 and at December 31, 2013.
Amounts presented in the consolidated balance sheets and the table above as restricted assets or nonrecourse obligations relating to consolidated VIEs at March 31, 2014 and December 31, 2013 are adjusted for intercompany eliminations, parental guarantees and residual value guarantees.
Nonconsolidated Variable Interest Entity
At March 31, 2014, the Company’s investment in its crude acrylic acid joint venture was $137 million ($159 million at December 31, 2013) and is classified as “Investment in nonconsolidated affiliates” in the consolidated balance sheets, representing the Company’s maximum exposure to loss.

NOTE 12 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended
In millions	Mar 31, 2014	Mar 31, 2013
Defined Benefit Pension Plans:
Service cost	$103	$118
Interest cost	276	253
Expected return on plan assets	(332)	(312)
Amortization of prior service cost	6	6
Amortization of net loss	126	197
Settlements (1)	2	—
Net periodic benefit cost	$181	$262

Other Postretirement Benefits:
Service cost	$4	$5
Interest cost	18	20
Amortization of prior service credit	—	(1)
Amortization of net gain	(4)	—
Net periodic benefit cost	$18	$24

(1)	The 2014 impact relates to settlements associated with the wind-up of a Canadian pension plan.

NOTE 13 – STOCK-BASED COMPENSATION
A complete description of the Company's stock-based compensation plans can be found in Note 20 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Employee Stock Purchase Plan
The Company grants stock-based compensation to employees under The Dow Chemical Company 2012 Employee Stock Purchase Plan (the "2012 ESPP"). Under the 2014 annual offering of the 2012 ESPP, most employees were eligible to purchase shares of common stock of the Company valued at up to 10 percent of their annual base salary. The value is determined using the plan price multiplied by the number of shares subscribed to by the employee. The plan price of the stock is set at an amount equal to the lower of at least 85 percent of the fair market value of the common stock on a date or the average fair market value of the common stock over a period, in each case, specified by the plan administrator.

During the first quarter of 2014, employees subscribed to the right to purchase 3.6 million shares of the Company's common stock with a weighted-average exercise price of $38.13 per share and a weighted-average fair value of $5.45 per share under the 2012 ESPP.

Stock Incentive Plan
The Company also grants stock-based compensation to employees and non-employee directors under The Dow Chemical Company 2012 Stock Incentive Plan (the "2012 Plan"). Most of the Company's stock-based compensation awards are granted in the first quarter of each year. During the first quarter of 2014, the Company granted the following stock-based compensation awards to employees under the 2012 Plan:

•	3.2 million stock options with a weighted-average exercise price of $46.71 per share and a weighted-average fair value of $11.49 per share;

•	2.2 million shares of deferred stock with a weighted-average fair value of $46.71 per share; and

•	2.4 million shares of performance deferred stock with a weighted-average fair value of $54.42 per share.

The Company did not grant stock-based compensation awards to non-employee directors in the first quarter of 2014.

Beginning in March 2014, the Company began issuing treasury shares to employees for shares purchased under the 2014 annual offering of the 2012 ESPP. The Company may also issue treasury shares for options exercised and for the release of deferred and restricted stock.

Total unrecognized compensation cost at March 31, 2014 is provided in the following table:

Total Unrecognized Compensation Cost at March 31, 2014
In millions	Unrecognized Compensation Cost	Weighted-average Recognition Period (Years)
ESPP purchase rights	$10	0.63
Unvested stock options	$90	0.85
Deferred stock awards	$159	1.00
Performance deferred stock awards	$136	0.99

NOTE 14 – EARNINGS PER SHARE CALCULATIONS
The following tables provide the earnings per share calculations for the three-month periods ended March 31, 2014 and 2013:

Net Income for Earnings Per Share Calculations	Three Months Ended
In millions	Mar 31, 2014	Mar 31, 2013
Net income	$1,066	$660
Net income attributable to noncontrolling interests	(17)	(25)
Net income attributable to The Dow Chemical Company	$1,049	$635
Preferred stock dividends	(85)	(85)
Net income attributable to participating securities (1)	(8)	(5)
Net income attributable to common stockholders	$956	$545

Earnings Per Share Calculations - Basic	Three Months Ended
Dollars per share	Mar 31, 2014	Mar 31, 2013
Net income	$0.89	$0.55
Net income attributable to noncontrolling interests	(0.01)	(0.02)
Net income attributable to The Dow Chemical Company	$0.88	$0.53
Preferred stock dividends	(0.07)	(0.07)
Net income attributable to participating securities (1)	(0.01)	—
Net income attributable to common stockholders	$0.80	$0.46

Earnings Per Share Calculations - Diluted	Three Months Ended
Dollars per share	Mar 31, 2014	Mar 31, 2013
Net income	$0.88	$0.55
Net income attributable to noncontrolling interests	(0.01)	(0.02)
Net income attributable to The Dow Chemical Company	$0.87	$0.53
Preferred stock dividends (2)	(0.07)	(0.07)
Net income attributable to participating securities (1)	(0.01)	—
Net income attributable to common stockholders	$0.79	$0.46

Share Count Information	Three Months Ended
Shares in millions	Mar 31, 2014	Mar 31, 2013
Weighted-average common shares - basic	1,190.6	1,181.1
Plus dilutive effect of stock options and awards	17.1	6.5
Weighted-average common shares - diluted	1,207.7	1,187.6
Stock options and deferred stock awards excluded from EPS calculations (3)	5.7	61.3
Conversion of preferred stock excluded from EPS calculation (4)	96.8	96.8

(1)	Deferred stock awards are considered participating securities due to Dow's practice of paying dividend equivalents on unvested shares.

(2)	Preferred stock dividends were not added back in the calculation of diluted earnings per share because the effect of adding them back would have been antidilutive.

(3)
These outstanding options to purchase shares of common stock and deferred stock awards were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

(4)
Conversion of the Cumulative Convertible Perpetual Preferred Stock, Series A into shares of the Company's common stock was excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

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

Interest and penalties associated with uncertain tax positions, including the matters that resulted in the adjustment of uncertain tax positions, are recognized as components of "Provision for income taxes" in the consolidated statements of income and totaled a benefit of $2 million at March 31, 2014 ($133 million benefit at March 31, 2013).

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides an analysis of the changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013:

Accumulated Other Comprehensive Income (Loss)	Three Months Ended
In millions	Mar 31, 2014	Mar 31, 2013
Unrealized Gains on Investments at beginning of year	$160	$147
Net change in unrealized gains	18	22
Reclassification to earnings - Net Sales (net of tax of $(16), $(10)) (1)	(29)	(17)
Balance at end of period	$149	$152
Cumulative Translation Adjustments at beginning of year	476	328
Translation adjustments	(68)	(352)
Reclassification to earnings - Sundry income (expense) - net	(3)	—
Balance at end of period	$405	$(24)
Pension and Other Postretirement Benefit Plans at beginning of year	(5,460)	(7,995)
Adjustments to pension and other postretirement benefit plans (net of tax of $39, $67) (1) (2)	81	141
Balance at end of period	$(5,379)	$(7,854)
Accumulated Derivative Gain (Loss) at beginning of year	(3)	4
Net hedging results	3	26
Reclassification to earnings - Cost of sales (net of tax of $1, $1) (1)	1	2
Balance at end of period	$1	$32
Total Accumulated Other Comprehensive Loss	$(4,824)	$(7,694)

(1)	Tax amounts are included in "Provision for income taxes" in the consolidated statements of income.

(2)	Included in "Net periodic benefit cost." See Note 12 for additional information.

NOTE 17 – OPERATING SEGMENTS AND GEOGRAPHIC AREAS

Operating Segment Information	Three Months Ended
In millions	Mar 31, 2014	Mar 31, 2013
Sales by operating segment
Electronic and Functional Materials	$1,133	$1,141
Coatings and Infrastructure Solutions	1,749	1,667
Agricultural Sciences	2,119	2,103
Performance Materials	3,291	3,328
Performance Plastics	3,613	3,498
Feedstocks and Energy	2,458	2,556
Corporate	98	90
Total	$14,461	$14,383
EBITDA (1) by operating segment
Electronic and Functional Materials	$290	$273
Coatings and Infrastructure Solutions	224	186
Agricultural Sciences	529	484
Performance Materials	440	440
Performance Plastics	1,000	952
Feedstocks and Energy	173	240
Corporate	(260)	(355)
Total	$2,396	$2,220
Equity in earnings (losses) of nonconsolidated affiliates by operating segment (included in EBITDA)
Electronic and Functional Materials	$31	$17
Coatings and Infrastructure Solutions	71	26
Agricultural Sciences	—	2
Performance Materials	(24)	(23)
Performance Plastics	61	57
Feedstocks and Energy	121	159
Corporate	(9)	(8)
Total	$251	$230

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

Reconciliation of EBITDA to “Income Before Income Taxes”	Three Months Ended
In millions	Mar 31, 2014	Mar 31, 2013
EBITDA	$2,396	$2,220
- Depreciation and amortization	672	668
+ Interest income	13	8
- Interest expense and amortization of debt discount	246	296
Income Before Income Taxes	$1,491	$1,264

Transfers of products between operating segments are generally valued at cost. However, transfers of products to Agricultural Sciences from other segments are generally valued at market-based prices; the revenues generated by these transfers in the first three months of 2014 and 2013 were immaterial and eliminated in consolidation.

Geographic Areas	Three Months Ended
In millions	Mar 31, 2014	Mar 31, 2013
Sales by geographic area
United States	$4,791	$4,814
Europe, Middle East and Africa	4,969	4,915
Rest of World	4,701	4,654
Total	$14,461	$14,383

(Unaudited)	The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

•
The Company reported sales in the first quarter of 2014 of $14.5 billion, up 1 percent compared with $14.4 billion in the first quarter of 2013, driven by sales increases in Coatings and Infrastructure Solutions (up 5 percent), Performance Plastics (up 3 percent) and Agricultural Sciences (up 1 percent). Sales increased in Asia Pacific and Europe, Middle East and Africa ("EMEA"), decreased in Latin America and remained flat in North America.

•
Volume improved 1 percent compared with the first quarter of 2013, led by increases in Coatings and Infrastructure Solutions (up 6 percent) and Agricultural Sciences (up 2 percent), with gains reported in all geographic areas, except North America (down 3 percent). Excluding recent divestitures(1), volume in Performance Plastics improved 1 percent.

•
Price remained unchanged compared with the same period last year, as increases in Performance Plastics (up 4 percent) were offset by price declines in all other operating segments, except Performance Materials which remained flat. Price declined in all geographic areas, except North America (up 3 percent).

•
Purchased feedstock and energy costs, which account for more than one-third of Dow’s total costs, increased $327 million (6 percent), compared with the first quarter of 2013, primarily due to increased propane, ethane and natural gas costs.

•
Research and development ("R&D") expenses decreased in the first quarter of 2014 compared with the same period last year, primarily due to cost saving initiatives and lower performance-based compensation costs. Selling, general and administrative ("SG&A") expenses increased in the first quarter of 2014 compared with the same period last year. SG&A was impacted by increased spending on growth initiatives in Agricultural Sciences and Performance Plastics, which was partially offset by lower performance-based compensation costs.

•	Equity earnings were $251 million in the first quarter of 2014, up $21 million from $230 million in the first quarter of 2013, led by higher earnings from Dow Corning Corporation ("Dow Corning").

•	The Company purchased 26 million shares of common stock at a cost of $1.25 billion during the first quarter of 2014.

In addition to the financial highlights listed above, the Company made the following announcements during the first quarter of 2014:

•
On January 29, 2014, the Board of Directors announced the declaration of a quarterly dividend of $0.37 per share, payable April 30, 2014, to stockholders of record on March 31, 2014. This 15 percent increase in the dividend in the first quarter demonstrates Dow's commitment to consistently and increasingly reward shareholders through ongoing earnings growth.

•
On January 29, 2014, the Board of Directors announced an expansion of the Company's share buy-back authorization, authorizing an additional amount not to exceed $3 billion to be spent on the repurchase of the Company's common stock over a period of time. As a result, the authorized amount of the ongoing share repurchase program increased to $4.5 billion. The Company expects the share repurchase program to be completed in 2014.

•
In the first quarter of 2014, the Company's joint venture membrane chlor-alkali facility with Mitsui & Co., Ltd., Dow-Mitsui Chlor-Alkali LLC, successfully initiated full-scale, commercial production. The new facility has a nameplate capacity of approximately 800 kilotons per annum (KTA) of chlorine. This new world scale facility will replace 800 KTA of older capacity at Dow's Freeport site. The joint venture is a variable interest entity and is included in Dow's consolidated financial statements.

•	Peter Holicki was elected Corporate Vice President, Manufacturing and Engineering, and Environment, Health and Safety Operations, effective February 13, 2014.

(1)	Excludes sales related to Nippon Unicar Company Limited, divested on July 1, 2013, and sales of the Polypropylene Licensing and Catalysts business, divested on December 2, 2013.

Selected Financial Data	Three Months Ended
In millions, except per share amounts	Mar 31, 2014	Mar 31, 2013
Net sales	$14,461	$14,383

Cost of sales	$11,733	$11,707
Percent of net sales	81.1%	81.4%

Research and development expenses	$391	$435
Percent of net sales	2.7%	3.0%

Selling, general and administrative expenses	$779	$772
Percent of net sales	5.4%	5.4%

Effective tax rate	28.5%	47.8%

Net income available for common stockholders	$964	$550

Earnings per common share – basic	$0.80	$0.46
Earnings per common share – diluted	$0.79	$0.46

Operating rate percentage	83%	82%

RESULTS OF OPERATIONS
Net Sales
Net sales in the first quarter of 2014 were $14.5 billion, up 1 percent from $14.4 billion in the first quarter of last year, with volume up 1 percent and price flat. Volume increases in Coatings and Infrastructure Solutions (up 6 percent) and Agricultural Sciences (up 2 percent) more than offset volume declines in Performance Materials and Performance Plastics (both down 1 percent). Volume in Electronic and Functional Materials and Feedstocks and Energy remained flat. The volume decline in Performance Plastics reflects the impact of recent divestitures(1). Excluding these divestitures, volume in Performance Plastics increased 1 percent. Volume increased in all geographic areas, except North America (down 3 percent). Price increases in Performance Plastics (up 4 percent) were offset by price declines in all other operating segments, except Performance Materials which remained flat. Price declined in all geographic areas, except North America (up 3 percent).

Gross Margin
Gross margin was $2,728 million in the first quarter of 2014, up slightly from $2,676 million in the first quarter of last year, as increased sales volume, higher operating rates, lower costs as a result of restructuring actions and lower performance-based compensation costs were partially offset by higher feedstock and energy costs. In the first quarter of 2013, gross margin was negatively impacted by $11 million of restructuring plan implementation costs.

Operating Rate
The Company’s global plant operating rate was 83 percent of capacity in the first quarter of 2014, up from 82 percent in the first quarter of 2013.

Personnel Count
Personnel count was 52,743 at March 31, 2014, up slightly from 52,731 at December 31, 2013 and down from 53,444 at March 31, 2013. Headcount was essentially flat from December 31, 2013 as the impact of the Company's 2012 restructuring programs, which are expected to be completed primarily by March 31, 2015, and the reduction of seasonal employees in the Agricultural Sciences operating segment were offset by increased hiring for the Company's growth initiatives. Headcount decreased from March 31, 2013 primarily due to the Company's 2012 restructuring programs.

Research and Development Expenses
R&D expenses totaled $391 million in the first quarter of 2014, down 10 percent from $435 million in the first quarter of last year, primarily due to cost saving initiatives and lower performance-based compensation costs.

Selling, General and Administrative Expenses
SG&A expenses totaled $779 million in the first quarter of 2014, up $7 million (1 percent) from $772 million in the first quarter of last year. SG&A was impacted by increased spending on growth initiatives in Agricultural Sciences and Performance Plastics, which was partially offset by lower performance-based compensation costs.

Amortization of Intangibles
Amortization of intangibles was $114 million in the first quarter of 2014, down slightly from $115 million in the first quarter of 2013. See Note 5 to the Consolidated Financial Statements for additional information on intangible assets.

Equity in Earnings of Nonconsolidated Affiliates
Dow's share of the earnings of nonconsolidated affiliates was $251 million in the first quarter of 2014, up from $230 million in the first quarter of 2013, primarily due to increased earnings from Dow Corning which was partially offset by lower earnings from EQUATE Petrochemical Company K.S.C. and MEGlobal.

Sundry Income (Expense) - Net
Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments and gains and losses on sales of investments and assets. Sundry income (expense) – net in the first quarter of 2014 was income of $29 million, an increase of $61 million compared with expense of $32 million in the first quarter of 2013. The first quarter of 2014 included a gain related to the termination of an off-take agreement, partially offset by foreign currency exchange losses. The first quarter of 2013 included a $60 million loss on the early extinguishment of debt (reflected in Corporate), offset by foreign currency exchange gains and a non-income tax related refund. See Note 10 to the Consolidated Financial Statements for additional information related to the early extinguishment of debt.

Net Interest Expense
Net interest expense (interest expense less capitalized interest and interest income) was $233 million in the first quarter of 2014, compared with $288 million in the first quarter of last year. The decline reflects the effect of the Company's deleveraging activities in 2013 and lower debt financing costs. Interest income was $13 million in the first quarter of 2014, compared with $8 million in the first quarter of 2013.

Provision for Income Taxes
The effective tax rate for the first quarter of 2014 was 28.5 percent compared with 47.8 percent for the first quarter of 2013. The Company's effective tax rate fluctuates based on, among other factors, where income is earned, reinvestment assertions regarding earned income and the level of income relative to tax credits available. For example, as the percentage of foreign sourced income increases, the Company's effective tax rate declines. The Company's tax rate is also influenced by the level of equity earnings, since most of the earnings from the Company's equity method investments are taxed at the joint venture level. The decrease in the first quarter of 2014 tax rate compared with the first quarter of 2013 tax rate was primarily due to the first quarter of 2013 being negatively impacted by a $223 million tax charge related to court rulings on two separate matters that resulted in the adjustment of uncertain tax positions. See Note 15 to the Consolidated Financial Statements for additional information on income taxes.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $17 million in the first quarter of 2014 compared with $25 million in the first quarter of 2013.

Preferred Stock Dividends
Preferred stock dividends of $85 million were recognized in the first quarters of 2014 and 2013, related to the Company’s Cumulative Convertible Perpetual Preferred Stock, Series A.

Net Income Available for Common Stockholders
Net income available for common stockholders was $964 million, or $0.79 per share, in the first quarter of 2014, compared with $550 million, or $0.46 per share, in the first quarter of 2013. See Note 14 to the Consolidated Financial Statements for details on the Company's earnings per share calculations.

Certain Items Impacting Results
The following table summarizes the impact of certain items recorded in the three-month periods ended March 31, 2014 and March 31, 2013, and previously described in this section. There were no certain items for the three-month period ended March 31, 2014.

Certain Items Impacting Results	Pretax Impact (1)		Net Income (2)		EPS - Diluted (3)
	Three Months Ended		Three Months Ended		Three Months Ended
In millions, except per share amounts (Unaudited)	Mar 31, 2014	Mar 31, 2013	Mar 31, 2014	Mar 31, 2013	Mar 31, 2014	Mar 31, 2013
Adjusted to exclude certain items (non-GAAP measures)			$964	$819	$0.79	$0.69
Certain items:
Cost of Sales:
Restructuring plan implementation costs	$—	$(11)	—	(7)	—	(0.01)
Selling, general and administrative expenses:
Restructuring plan implementation costs	—	(1)	—	(1)	—	—
Sundry income (expense) - net:
Loss on early extinguishment of debt	—	(60)	—	(38)	—	(0.03)
Provision for income taxes:
Uncertain tax position adjustments	—	—	—	(223)	—	(0.19)
Total certain items	$—	$(72)	$—	$(269)	$—	$(0.23)
Reported GAAP Amounts			$964	$550	$0.79	$0.46

(1)	Impact on "Income Before Income Taxes"

(2)	"Net Income Available for The Dow Chemical Company Common Stockholders"

(3)	"Earnings per common share - diluted"

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

OUTLOOK
The Company expects a global operating environment of continued slow growth and volatility. Against this backdrop, Dow continues to drive Company-specific actions focused on improving core operational performance, business by business. Productivity actions are underway, becoming institutionalized in the organization and delivering results. Strategic investments in the U.S. Gulf Coast and the Middle East are progressing as planned, on time and on budget. Prioritized innovation continues to be a source of differentiation for the Company. Further, the monetization of non-strategic businesses is expected to generate $4.5 billion to $6 billion in pretax proceeds.

Dow is determined to improve return on capital, drive earnings higher and generate cash. All of these cumulative actions are gaining momentum and, together with the completion of the Company's $4.5 billion share buy-back authorization by year-end, Dow is positioned well to continue rewarding shareholders.

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

SALES VOLUME AND PRICE BY OPERATING SEGMENT AND GEOGRAPHIC AREA

Sales Volume and Price by Operating Segment and Geographic Area	Three Months Ended
	Mar 31, 2014
Percentage change from prior year	Volume	Price	Total
Operating segments
Electronic and Functional Materials	—%	(1)%	(1)%
Coatings and Infrastructure Solutions	6	(1)	5
Agricultural Sciences	2	(1)	1
Performance Materials	(1)	—	(1)
Performance Plastics	(1)	4	3
Feedstocks and Energy	—	(4)	(4)
Total	1%	—%	1%
Geographic areas
United States	(3)%	3%	—%
Europe, Middle East and Africa	2	(1)	1
Rest of World	2	(1)	1
Total	1%	—%	1%

Sales Volume and Price by Operating Segment and Geographic Area,	Three Months Ended
Excluding Divestitures (1)	Mar 31, 2014
Percentage change from prior year	Volume	Price	Total
Operating segments
Electronic and Functional Materials	—%	(1)%	(1)%
Coatings and Infrastructure Solutions	6	(1)	5
Agricultural Sciences	2	(1)	1
Performance Materials	(1)	—	(1)
Performance Plastics	1	5	6
Feedstocks and Energy	—	(4)	(4)
Total	1%	—%	1%
Geographic areas
United States	(3)%	3%	—%
Europe, Middle East and Africa	2	(1)	1
Rest of World	4	(1)	3
Total	1%	—%	1%

(1)	Excludes sales related to Nippon Unicar Company Limited, divested on July 1, 2013, and sales of the Polypropylene Licensing and Catalysts business, divested on December 2, 2013.

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

Electronic and Functional Materials	Three Months Ended
In millions	Mar 31, 2014	Mar 31, 2013
Sales	$1,133	$1,141
Price change from comparative period	(1)%	N/A
Volume change from comparative period	—%	N/A
Equity earnings	$31	$17
EBITDA	$290	$273

Electronic and Functional Materials sales were $1,133 million in the first quarter of 2014, down from $1,141 million in the first quarter of 2013. Compared with the same quarter last year, price decreased 1 percent and volume was flat. Price declines in EMEA and Asia Pacific were partially offset by increases in North America, with one-third of the decrease due to the unfavorable impact of currency. Volume was flat as increased demand for consumer electronics and specialty biocides was offset by weather-related and planned production outages in acrolein and lower demand for specialty materials used in food and pharmaceutical applications.

Dow Electronic Materials sales in the first quarter of 2014 increased 1 percent from the same quarter last year with price down 2 percent and volume up 3 percent. The decrease in price was driven by continued competitive pricing pressure and the unfavorable impact of currency, primarily the weakening Japanese yen. Volume increased in Interconnect Technologies due to higher demand for printed circuit boards used in smart devices and automotive electronics applications. Volume increased in Display Technologies due to greater demand for organic light emitting diode materials used in mobile applications and media tablets.

Functional Materials sales in the first quarter of 2014 decreased 2 percent from the same quarter last year, entirely due to volume. Volume gains for specialty biocides used in energy and water applications were more than offset by weather-related and planned production outages in acrolein in North America. Volume also declined for specialty materials used in food and pharmaceutical applications.

EBITDA in the first quarter of 2014 was $290 million, up from $273 million in the first quarter of 2013. EBITDA improved from last year as higher equity earnings from Dow Corning and lower R&D and SG&A spending were partially offset by lower selling prices.

In January 2014, the Chinese Ministry of Commerce ("MOFCOM") issued a final determination on antidumping and countervailing duty investigations of imports of solar-grade polycrystalline silicon products from the United States ("U.S.") and Korea. As a result of the final determination, antidumping duties imposed on producers in the U.S. and Korea remain at the provisional rates of 2.4 percent to 57.0 percent, including duties of 53.3 percent on future imports of solar-grade polycrystalline silicon produced by Dow Corning. Countervailing duties imposed on producers in the U.S. and Korea are 2.1 percent. The requirement for customers to pay duties on imports from solar-grade polycrystalline silicon producers are effective July 2014 for the antidumping duties and September 2013 for the countervailing duties. Dow Corning will not be subject to duties for previous sales. Dow Corning is evaluating possible actions in response to the final determination.

COATINGS AND INFRASTRUCTURE SOLUTIONS
The Coatings and Infrastructure Solutions segment consists of the following businesses: Dow Building and Construction, Dow Coating Materials, Dow Water and Process Solutions, and Performance Monomers; and includes a portion of the Company's share of the results of Dow Corning Corporation, a joint venture of the Company.

Coatings and Infrastructure Solutions	Three Months Ended
In millions	Mar 31, 2014	Mar 31, 2013
Sales	$1,749	$1,667
Price change from comparative period	(1)%	N/A
Volume change from comparative period	6%	N/A
Equity earnings	$71	$26
EBITDA	$224	$186

Coatings and Infrastructure Solutions sales were $1,749 million in the first quarter of 2014, up from $1,667 million in the first quarter of 2013. Sales increased 5 percent, with volume up 6 percent and price down 1 percent. Volume was higher across all geographic areas and businesses, except Dow Water and Process Solutions. Dow Building and Construction volume increased across all geographic areas due to stronger demand in the construction industry, especially in EMEA and Asia Pacific. Dow Coating Materials volume increased due to modest demand growth in industrial coatings and architectural coatings. Dow Water and Process Solutions volume decreased due to soft demand in ion exchange resins and adverse North America weather that affected shipments of reverse osmosis membranes. Performance Monomers reported volume growth due to higher demand for acrylic acid used in coating and adhesive applications. Price decreased across all geographic areas, most notably in Asia Pacific, due to the unfavorable impact of currency, which accounted for two-thirds of the price decline. Modest price gains in Performance Monomers were more than offset by declines in Dow Building and Construction and Dow Coating Materials.

EBITDA in the first quarter of 2014 was $224 million, up from $186 million in the first quarter of 2013. EBITDA improved from the same quarter last year as increased sales volume, lower planned maintenance turnarounds and improved equity earnings from Dow Corning more than offset higher raw material costs and lower selling prices.

In January 2014, MOFCOM issued a final determination on antidumping and countervailing duty investigations of imports of solar-grade polycrystalline silicon products from the U.S. and Korea. As a result of the final determination, antidumping duties imposed on producers in the U.S. and Korea remain at the provisional rates of 2.4 percent to 57.0 percent, including duties of 53.3 percent on future imports of solar-grade polycrystalline silicon produced by Dow Corning. Countervailing duties imposed on producers in the U.S. and Korea are 2.1 percent. The requirement for customers to pay duties on imports from solar-grade polycrystalline silicon producers are effective July 2014 for the antidumping duties and September 2013 for the countervailing duties. Dow Corning will not be subject to duties for previous sales. Dow Corning is evaluating possible actions in response to the final determination.

AGRICULTURAL SCIENCES
The Agricultural Sciences segment is a global leader in providing crop protection and plant biotechnology products, urban pest management solutions and healthy oils. The business invents, develops, manufactures and markets products for use in agriculture, industrial and commercial pest management, and food service. Agricultural Sciences consists of two businesses - Crop Protection and Seeds.

Agricultural Sciences	Three Months Ended
In millions	Mar 31, 2014	Mar 31, 2013
Sales	$2,119	$2,103
Price change from comparative period	(1)%	N/A
Volume change from comparative period	2%	N/A
Equity earnings	$—	$2
EBITDA	$529	$484

Agricultural Sciences sales were $2,119 million in the first quarter of 2014, up 1 percent from $2,103 million in the first quarter of 2013, a quarterly sales record for the segment and the Crop Protection business. Compared with the first quarter last year, volume increased 2 percent and price declined 1 percent. Double-digit sales growth was reported in Asia Pacific and EMEA driven by the introduction and ramp up of new products and technologies, which more than offset declines in North America and Latin America. Crop Protection sales were up 4 percent compared with the first quarter of 2013, primarily due to new crop protection product sales, which increased 28 percent, and strong sales growth of cereal herbicides in EMEA due to an early spring. Seeds sales declined 7 percent compared with the first quarter of 2013, driven by reduced sales in Latin America due to lower planted acreage of corn and sunflowers and lower sales in North America due to the delayed planting season as a result of severe winter weather. Price declined 1 percent compared with the same period last year, with more than half of the decline due to currency. Prices decreased in both businesses and all geographic areas, except EMEA.

EBITDA for the first quarter of 2014 was $529 million, compared with $484 million in the first quarter of 2013, a first quarter record for the segment. Compared with the same quarter last year, EBITDA increased primarily due to strong sales growth in EMEA and Asia Pacific and lower operating expenses.

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

Performance Materials	Three Months Ended
In millions	Mar 31, 2014	Mar 31, 2013
Sales	$3,291	$3,328
Price change from comparative period	—%	N/A
Volume change from comparative period	(1)%	N/A
Equity losses	$(24)	$(23)
EBITDA	$440	$440

Performance Materials sales were $3,291 million in the first quarter of 2014, down 1 percent from $3,328 million in the first quarter of 2013. Price was flat as increases in North America and EMEA were offset by declines in Latin America as well as in Asia Pacific, where the price decline was entirely due to currency. Amines reported higher prices across all geographic areas due to favorable market conditions and higher raw material costs. Limited product availability in North America and Asia Pacific drove higher prices in PO/PG, which was partially offset by declines in Latin America. Higher propylene and other raw material costs drove increased prices in Chlorinated Organics, Dow Automotive Systems and Oxygenated Solvents; however, this was more than offset by lower prices in all other businesses. Volume declined 1 percent as modest growth in EMEA was more than offset by declines in all other geographic areas. Volume declined in Amines, Oxygenated Solvents and Polyglycols, Surfactants & Fluids due to the expiration of a low margin marketing agreement. Oxygenated Solvents volume was also negatively impacted by unplanned production outages in North America due to weather. Chlorinated Organics reported a double-digit volume decrease driven by the termination of a low margin supply agreement in North America as well as the planned shutdown of a chloromethanes facility in Plaquemine, Louisiana. Volume improved in both Polyurethanes and Dow Formulated Systems, most notably in EMEA, due to strong demand in the furniture and bedding industries and higher demand in the construction industry. Dow Automotive Systems volume increased due to strong demand for structural adhesives used in the transportation industry.

EBITDA for the first quarter of 2014 was $440 million, flat compared with the first quarter of 2013. Compared with the same period last year, higher propylene and energy costs, decreased sales volume and the negative impact of unplanned production outages were offset by lower R&D and SG&A spending.

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

On December 2, 2013, the Company sold its global Polypropylene Licensing and Catalysts business to W. R. Grace & Co. This business was reported in the Performance Plastics segment through the date of divestiture.

Performance Plastics	Three Months Ended
In millions	Mar 31, 2014	Mar 31, 2013
Sales	$3,613	$3,498
Price change from comparative period	4%	N/A
Volume change from comparative period	(1)%	N/A
Volume change, excluding divestitures	1%	N/A
Equity earnings	$61	$57
EBITDA	$1,000	$952

Performance Plastics sales in the first quarter of 2014 were $3,613 million, up 3 percent from $3,498 million in the first quarter of 2013. Price was up 4 percent with improvements in all geographic areas, led by North America. Price increases in Dow Packaging and Specialty Plastics were driven by business actions to manage margins despite higher feedstock and energy costs and limited industry supply resulting from severe winter weather in North America. Volume declined 1 percent, primarily due to divestitures of the Polypropylene Licensing and Catalysts business and the Company’s 50 percent ownership interest in Nippon Unicar Company Limited ("NUC"). Excluding the impact of these divestitures, volume increased 1 percent. Dow Packaging and Specialty Plastics volume improved primarily due to double-digit volume growth in Asia Pacific, driven by improved demand in China. Volume declined in EMEA reflecting the Company’s shutdown of a high density polyethylene production facility at Tessenderlo, Belgium and declined in North America due the impact of severe winter weather. Dow Elastomers volume increased due to continued strong demand in the transportation, infrastructure and adhesive industries in Asia Pacific and EMEA, which was partially offset by unplanned production outages in North America due to severe winter weather. Dow Electrical and Telecommunications saw strong, double-digit volume growth in Asia Pacific reflecting increased demand in the power and telecommunications industries, while volume declined in North America as many telecommunication and power projects were delayed due to severe winter weather and EMEA due to lower demand.

EBITDA in the first quarter of 2014 was $1,000 million, up from $952 million in the first quarter of 2013. EBITDA improved due to higher selling prices, lower other raw material costs and improved equity earnings from The SCG-Dow Group and The Kuwait Styrene Company which more than offset higher feedstock and energy costs and higher SG&A spending.

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

Feedstocks and Energy	Three Months Ended
In millions	Mar 31, 2014	Mar 31, 2013
Sales	$2,458	$2,556
Price change from comparative period	(4)%	N/A
Volume change from comparative period	—%	N/A
Equity earnings	$121	$159
EBITDA	$173	$240

Feedstocks and Energy sales were $2,458 million in the first quarter of 2014, down 4 percent from $2,556 million in the first quarter of 2013, with price down 4 percent and volume flat.

Sales for the Hydrocarbons business decreased 2 percent in the first quarter of 2014 compared with the same quarter last year, with price down 4 percent and volume up 2 percent. Price declined primarily due to lower butadiene and other co-product prices in Europe and the United States, while ethylene and co-product volume increased in United States due to higher production.

Sales for the Energy business are primarily opportunistic merchant sales driven by market conditions and sales to customers located on Dow manufacturing sites. Energy sales increased 11 percent in the first quarter of 2014 compared with the same quarter last year. Price increased 19 percent while volume decreased 8 percent. Price increased as a result of higher natural gas prices in the United States due to extreme winter weather.

The Company uses derivatives of crude oil and natural gas as feedstocks in its ethylene facilities. In addition, the Company purchases electric power, ethylene and propylene to supplement internal production, as well as other raw materials. The Company's cost of purchased feedstocks and energy in the first quarter of 2014 increased $327 million (6 percent) compared with the same quarter last year, primarily due to increased propane, ethane and natural gas costs as a result of extreme winter weather in North America.

Sales for the Chlor-Alkali/Chlor-Vinyl business decreased 6 percent in the first quarter of 2014 compared with the same period last year, with prices down 6 percent and volume flat. The decrease in price was driven by a decline in caustic soda prices globally due to improved chlorine demand and the startup of new capacity in the United States.

EO/EG sales were down 33 percent in the first quarter of 2014 compared with the same period last year, driven by a 27 percent decrease in volume and 6 percent decrease in price. Volume decreased due to a planned maintenance turnaround, while the price decline was primarily driven by monoethylene glycol, which was impacted by high industry inventory levels in Asia Pacific.

Feedstocks and Energy EBITDA in the first quarter of 2014 was $173 million, down from $240 million in the first quarter of 2013. The decrease in EBITDA was driven by lower equity earnings from MEGlobal, The Kuwait Olefins Company K.S.C. and EQUATE, as well as lower selling prices. The Hydrocarbons business transfers materials to Dow's derivative businesses and the Energy business supplies utilities to Dow's businesses at net cost, resulting in EBITDA that is at or near break-even for these businesses.

In the first quarter of 2014, the Company's joint venture membrane chlor-alkali facility with Mitsui & Co., Ltd., Dow-Mitsui Chlor-Alkali LLC, successfully initiated full-scale, commercial production. The new facility has a nameplate capacity of approximately 800 KTA of chlorine. This new world scale facility will replace 800 KTA of older capacity at Dow's Freeport site. The joint venture is a variable interest entity and is included in Dow's consolidated financial statements. For additional information, see Note 19 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

In the first quarter of 2014, Idemitsu Kosan Co., Ltd. and Mitsui & Co., Ltd., of Tokyo, Japan decided to not move forward with their proposed joint venture to construct a linear alpha olefins facility on the U.S. Gulf Coast. Accordingly, the Company terminated its initial agreement for a long-term ethylene off-take arrangement with the proposed joint venture. The Company is evaluating several high-return, alternative uses for the ethylene that was included in this arrangement. Further, Dow will continue to access its existing supply network of linear alpha olefins.

CORPORATE
Included in the results for Corporate are:

•	results of insurance company operations;

•	results of Ventures (which includes new business incubation platforms focused on identifying and pursuing new commercial opportunities);

•	Venture Capital;

•	gains and losses on sales of financial assets;

•	stock-based compensation expense;

•	severance costs;

•	asbestos-related defense and resolution costs;

•	foreign exchange results;

•	non-business aligned technology licensing and catalyst activities;

•	environmental operations;

•	enterprise level mega project activities; and

•	certain corporate overhead costs and cost recovery variances not allocated to the operating segments.

Corporate	Three Months Ended
In millions	Mar 31, 2014	Mar 31, 2013
Sales	$98	$90
Equity losses	$(9)	$(8)
EBITDA	$(260)	$(355)
Certain items impacting EBITDA	$—	$(72)

Sales for Corporate, which primarily relate to the Company's insurance operations, were $98 million in the first quarter of 2014, up from $90 million the first quarter of 2013.

EBITDA in the first quarter of 2014 was a loss of $260 million, compared with a loss of $355 million in the first quarter of 2013. Compared with the same period last year, EBITDA was favorably impacted by lower performance-based compensation costs which more than offset higher foreign currency losses. EBITDA in the first quarter of 2013 was negatively impacted by a $60 million loss related to the early extinguishment of debt as well as $12 million of implementation costs related to the Company’s 2012 restructuring programs.

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents of $4,385 million at March 31, 2014 and $5,940 million at December 31, 2013, of which $1,266 million at March 31, 2014 and $2,030 million at December 31, 2013 was held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. At March 31, 2014, management believed that sufficient liquidity was available in the United States. However, in the unusual event that additional foreign funds are needed in the United States, the Company has the ability to repatriate additional funds. The repatriation could result in an adjustment to the tax liability after considering available foreign tax credits and other tax attributes.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Three Months Ended
In millions	Mar 31, 2014	Mar 31, 2013
Cash provided by (used in):
Operating activities	$575	$447
Investing activities	(654)	(235)
Financing activities	(1,452)	(1,002)
Effect of exchange rate changes on cash	(24)	(14)
Summary
Decrease in cash and cash equivalents	$(1,555)	$(804)
Cash and cash equivalents at beginning of year	5,940	4,318
Cash and cash equivalents at end of period	$4,385	$3,514

Cash Flows from Operating Activities
In the first three months of 2014, cash provided by operating activities increased compared with the same period last year primarily due to increased earnings, which was partially offset by higher pension contributions and higher performance-based compensation payments.

The following table presents working capital and certain balance sheet ratios:

Net Working Capital In millions	Mar 31, 2014		Dec 31, 2013
Current assets	$25,062		$24,977
Current liabilities	12,226		11,971
Net working capital	$12,836		$13,006
Current ratio	2.05	:1	2.09	:1
Days-sales-outstanding-in-receivables	46		46
Days-sales-in-inventory	78		70

Net working capital decreased slightly from December 31, 2013 to March 31, 2014, reflecting an increase in accounts payable. Days sales-in-inventory increased in the first three months of 2014 due to the intentional build up of inventory to address seasonal demand as well as planned maintenance turnarounds in the second quarter of 2014. Days sales-outstanding-in-receivables remained flat.

Cash Flows from Investing Activities
In the first three months of 2014, cash used in investing activities increased compared with the same period last year, primarily due to capital expenditures. Capital spending was $672 million in the first quarter of 2014, compared with $346 million in the first quarter of 2013, reflecting increased spending on projects related to the Company's U.S. Gulf Coast investments. The Company expects capital spending in 2014 to be approximately $3.3 billion to $3.5 billion.

Cash Flows from Financing Activities
In the first three months of 2014, cash used in financing activities increased compared with the same period last year, primarily due to $1.25 billion of share repurchases. The first quarter of 2014 was also impacted by higher dividends paid to stockholders as well as lower payments on long-term debt and increased proceeds from the issuance and sale of common stock. The first quarter of 2013 was impacted by the absence of the fourth quarter dividend payment (accelerated and paid in the fourth quarter of 2012) and the early redemption of $750 million of debt.

Liquidity & Financial Flexibility
The Company’s primary source of incremental liquidity is cash provided by operating activities. The generation of cash from operating activities and the Company's ability to access capital markets is expected to meet the Company’s cash requirements for working capital, capital expenditures, debt maturities, dividend payments, share repurchases, contributions to pension plans, restructuring program payments and other needs. In addition to cash provided by operating activities, the Company’s liquidity sources also include U.S. and Euromarket commercial paper, committed credit facilities, U.S. retail medium-term note program ("InterNotes"), accounts receivable securitization facilities and long-term debt and capital markets. Additional details on these sources of liquidity are as follows:

Commercial Paper
Dow issues promissory notes under its U.S. and Euromarket commercial paper programs. The Company had no commercial paper outstanding at March 31, 2014 or December 31, 2013. The Company maintains access to the commercial paper market at competitive rates.

Committed Credit Facilities
In the event Dow has short-term liquidity needs and is unable to issue commercial paper for any reason, Dow has the ability to access liquidity through its committed and available credit facilities, as summarized below:

Committed and Available Credit Facilities at March 31, 2014
In millions	Effective Date	Committed Credit	Available Credit	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility ("Revolving Credit Facility")	October 2011	$5,000	$5,000	October 2016	Floating rate
Bilateral Revolving Credit Facility	October 2012	170	170	October 2016	Floating rate
Bilateral Revolving Credit Facility	March 2013	100	100	March 2015	Floating rate
Bilateral Revolving Credit Facility	March 2013	300	300	October 2016	Floating rate
Term Loan Facility	March 2013	300	—	March 2016	Floating rate
Bilateral Revolving Credit Facility	April 2013	200	200	April 2016	Floating rate
Bilateral Revolving Credit Facility	October 2013	200	200	October 2016	Floating rate
Bilateral Revolving Credit Facility	October 2013	100	100	October 2016	Floating rate
Bilateral Revolving Credit Facility	January 2014	100	100	October 2016	Floating rate
Total Committed and Available Credit Facilities		$6,470	$6,170

Shelf Registration - U.S.
The Company renewed an automatic shelf registration for an unspecified amount of mixed securities with the SEC on February 19, 2013. Under this shelf registration, the Company may offer common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and stock purchase units with pricing and availability dependent on market conditions. The Company also filed a new prospectus supplement to register an unlimited amount of securities for issuance under the Company's U.S. retail medium-term note program ("InterNotes") on February 19, 2013.

Shelf Registration - Japan
At March 31, 2014, the Company had Japanese yen 50 billion (approximately $486 million) of securities available for issuance under a shelf registration renewed with the Kanto Local Finance Bureau of the Ministry of Finance of Japan effective September 8, 2012, which will expire on September 7, 2014. The Company intends to renew this shelf registration in the third quarter of 2014.

Accounts Receivable Securitization Facilities
The Company has access to committed accounts receivable securitization facilities in the United States, Europe and Asia Pacific, from which amounts available for funding are based upon available and eligible accounts receivable within each of the facilities. The Asia Pacific facilities are renewed annually. The Europe facility was renewed in July 2013 for a term that extends to July 2015. In February 2014, the Company renewed the United States facility for a term that extends to March 2015. See Note 9 to the Consolidated Financial Statements for further information.

As Dow continues to strengthen its balance sheet and increase financial flexibility, management is principally focused on net debt, as Dow believes this is the best measure of the Company’s financial leverage. As shown in the following table, net debt is equal to total gross debt minus "Cash and cash equivalents." At March 31, 2014, net debt as a percent of total capitalization was 32.5 percent.

Total Debt In millions	Mar 31, 2014	Dec 31, 2013
Notes payable	$526	$443
Long-term debt due within one year	351	697
Long-term debt	16,936	16,820
Gross debt	$17,813	$17,960
Cash and cash equivalents	$4,385	$5,940
Net debt	$13,428	$12,020
Gross debt as a percent of total capitalization	39.0%	39.0%
Net debt as a percent of total capitalization	32.5%	30.0%

See Note 10 to the Consolidated Financial Statements for information related to the Company's notes payable and long-term debt activity.

Dow's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. The Company's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of the Company's consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Revolving Credit Facility equals or exceeds $500 million. The ratio of the Company's consolidated indebtedness to consolidated capitalization as defined in the Revolving Credit Facility was 0.38 to 1.00 at March 31, 2014. At March 31, 2014, management believes the Company was in compliance with all of its covenants and default provisions. For information on Dow's covenants and default provisions, see Note 16 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

Credit Ratings
The Company's credit ratings are as follows:

Rating Agency	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB	A-2	Stable
Moody’s Investors Service	Baa2	P-2	Stable
Fitch Ratings	BBB	F2	Stable

Downgrades in the Company's credit ratings would increase borrowing costs on certain indentures and could have a negative impact on the Company's ability to access credit markets.

Dividends
On January 29, 2014, the Board of Directors announced the declaration of a quarterly dividend of $0.37 per share, payable April 30, 2014, to stockholders of record on March 31, 2014. This 15 percent increase in the dividend in the first quarter of 2014 demonstrates the Company's commitment to consistently and increasingly reward shareholders through ongoing earnings growth. Since 1912, the Company has maintained or increased the amount of the quarterly dividend, adjusted for stock splits, with the exception of February 12, 2009. During this 102-year period, Dow has increased the amount of the quarterly dividend 50 times (approximately 12 percent of the time), reduced the dividend once and maintained the amount of the quarterly dividend approximately 88 percent of the time.

On February 13, 2014, the Board of Directors declared a quarterly dividend of $85 million to Cumulative Convertible Perpetual Preferred Stock, Series A shareholders of record on March 15, 2014, which was paid on April 1, 2014. Ongoing dividends related to Cumulative Convertible Perpetual Preferred Stock, Series A will accrue at the rate of $85 million per quarter, and are payable quarterly subject to Board of Directors’ approval.

Share Repurchase Program
On February 13, 2013, the Board of Directors approved a share buy-back program, authorizing up to $1.5 billion to be spent on the repurchase of the Company's common stock over a period of time. Purchases under this program began in May 2013. On January 29, 2014, the Board of Directors announced an expansion of the Company's share buy-back authorization, authorizing an additional amount not to exceed $3 billion to be spent on the repurchase of the Company's common stock over a period of time. As a result, the authorized amount of the current ongoing share repurchase program increased to $4.5 billion.

During the first quarter of 2014, the Company purchased 26 million shares of common stock at a cost of $1.25 billion. At March 31, 2014, approximately $2.9 billion of the share buy-back program authorization remained available for additional repurchases. The existing authorized share buy-back program is expected to be completed in 2014. For additional information, see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Restructuring
The activities related to the 4Q12 Restructuring Plan are expected to result in additional cash expenditures of $114 million, primarily through March 31, 2015, related to severance costs, contract cancellation fees and environmental remediation (see Note 3 to the Consolidated Financial Statements). The Company expects to incur additional costs in the future related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations, and to ensure competitiveness across its businesses and geographic areas. Future costs are expected to include demolition costs related to closed facilities and restructuring plan implementation costs; these costs will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

Contractual Obligations
Information related to the Company’s contractual obligations, commercial commitments and expected cash requirements for interest at December 31, 2013 can be found in Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in Notes 14, 16, 17, 18 and 22 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. With the exception of the item noted below, there have been no material changes in the Company’s contractual obligations since December 31, 2013.

The following table represents the fixed and determinable portion of all obligations under the Company's purchase commitments at March 31, 2014. See Note 8 to the Consolidated Financial Statements.

Contractual Obligations at March 31, 2014	Payments Due by Year
In millions	2014	2015	2016	2017	2018	2019 and beyond	Total
Purchase Commitments - take-or-pay and throughput obligations	$3,315	$2,958	$2,625	$2,215	$1,962	$7,259	$20,334

Contractual Obligations at December 31, 2013	Payments Due by Year
In millions	2014	2015	2016	2017	2018	2019 and beyond	Total
Purchase Commitments - take-or-pay and throughput obligations	$2,858	$2,580	$2,175	$1,924	$1,818	$6,883	$18,238

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

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. The Company had outstanding guarantees at March 31, 2014 of $5,866 million, up from $5,782 million at December 31, 2013. Additional information related to guarantees can be found in the “Guarantees” section of Note 8 to the Consolidated Financial Statements.

Fair Value Measurements
See Note 6 to the Consolidated Financial Statements for information related to other-than-temporary impairments and see Note 7 for additional information concerning fair value measurements, including the Company's interest held in trade receivable conduits.

OTHER MATTERS
Recent Accounting Guidance
See Note 2 to the Consolidated Financial Statements for a summary of recent accounting guidance.

Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 10-K”) describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Dow’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2013 10-K. Since December 31, 2013, there have been no material changes in the Company’s critical accounting policies.

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

	2014	2013
Claims unresolved at January 1	29,005	33,449
Claims filed	2,536	2,868
Claims settled, dismissed or otherwise resolved	(2,392)	(2,940)
Claims unresolved at March 31	29,149	33,377
Claimants with claims against both UCC and Amchem	(8,354)	(9,744)
Individual claimants at March 31	20,795	23,633

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

Dow uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Company is a historical simulation model which captures co-movements in market rates across different instruments and market risk exposure categories. The historical simulation model uses a 97.5 percent confidence level and the historical scenario period includes at least six months of historical data. The March 31, 2014, 2013 year-end and 2013 average daily VAR for the aggregate of all positions are shown below. These amounts are immaterial relative to the total equity of the Company:

Total Daily VAR by Exposure Type		2013
In millions	At Mar 31, 2014	Year-end	Average
Commodities	$3	$1	$5
Equities	$11	$13	$12
Foreign exchange	$4	$5	$4
Interest rate	$129	$167	$160
Composite	$128	$173	$164

The Company’s daily VAR for the aggregate of all positions decreased from a composite VAR of $173 million at December 31, 2013 to a composite VAR of $128 million at March 31, 2014. The primary driver for the decrease in aggregate VAR is due to a reduction in interest rate VAR which declined due to a decrease in interest rate volatility. The VARs for commodities, equities and foreign exchange remain largely unchanged. See Note 10 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for further disclosure regarding market risk.

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

The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred during the first quarter of 2014. For a summary of the history and current status of this matter, see Note 8 to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

Environmental Matters
Dow Benelux B.V. ("Dow Benelux"), a Netherlands-based wholly owned subsidiary of the Company, received a summons dated July 20, 2012 from the Public Prosecutor in The Netherlands to appear before the criminal section of the District Court in Breda, The Netherlands (which venue was subsequently changed to the District Court of Middelburg) (the "Court"). The allegations contained in the summons relate to seven process safety incidents and environmental spills that occurred between 2005 and 2008 at Dow Benelux's Terneuzen manufacturing facility. The Public Prosecutor alleges that each of the incidents constitutes a violation of certain Netherlands safety procedures and environmental regulations, notably Section 5 of the Major Accidents Decree 1999 and/or Section 18.18 of the Environmental Act. In addition, five of the incidents allegedly also constitute a violation of Section 173a of the Dutch Criminal Code. The trial in the first instance on this matter was held from January 14, 2014 through February 7, 2014. On March 24, 2014, the Court issued a guilty verdict and imposed a Euro 1.8 million fine against Dow Benelux. The Court's judgment is subject to an appeal with the Court of Appeal in Den Bosch, and Dow Benelux has filed a notice of appeal. A new and independent trial will be held by the Court of Appeal. No date has been set for this new trial.

ITEM 1A.  RISK FACTORS
There were no material changes in the Company's risk factors in the first quarter of 2014.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended March 31, 2014:

Issuer Purchases of Equity Securities		Average price paid per share	Total number of shares purchased as part of the Company's publicly announced share repurchase program (1)	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program (1)
Period	Total number of shares purchased
January 2014	—	$—	—	$4,193,489,017
February 2014	11,407,800	$46.20	11,407,800	$3,666,440,373
March 2014	14,614,820	$49.47	14,614,820	$2,943,505,279
First quarter 2014	26,022,620	$48.03	26,022,620	$2,943,505,279
(1) On February 13, 2013, the Company announced the Board of Directors had approved a share buy-back program, authorizing up to $1.5 billion to be spent on the repurchase of the Company’s common stock. Purchases under this program began in May 2013. On January 29, 2014, the Board of Directors announced an expansion of the Company's share buy-back authorization, authorizing an additional amount not to exceed $3 billion to be spent on the repurchase of the Company's common stock over a period of time. As a result, the authorized amount of the current ongoing share repurchase program increased to $4.5 billion.

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
Date: April 29, 2014

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