Form 10-Q
period 2014-06-30
DOW CHEMICAL CO /DE/
filed 2014-07-29
CIK 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2014

or

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☑ No

Outstanding at
Class	June 30, 2014
Common Stock, par value $2.50 per share	1,194,093,171 shares

The Dow Chemical Company
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2014

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions, except per share amounts (Unaudited)	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Net Sales	$14,917	$14,577	$29,378	$28,960
Cost of sales	12,344	12,103	24,077	23,810
Research and development expenses	419	417	810	852
Selling, general and administrative expenses	751	716	1,530	1,488
Amortization of intangibles	108	115	222	230
Equity in earnings of nonconsolidated affiliates	227	228	478	458
Sundry income (expense) - net	25	2,053	54	2,021
Interest income	9	10	22	18
Interest expense and amortization of debt discount	242	279	488	575
Income Before Income Taxes	1,314	3,238	2,805	4,502
Provision for income taxes	344	795	769	1,399
Net Income	970	2,443	2,036	3,103
Net income attributable to noncontrolling interests	3	18	20	43
Net Income Attributable to The Dow Chemical Company	967	2,425	2,016	3,060
Preferred stock dividends	85	85	170	170
Net Income Available for The Dow Chemical Company Common Stockholders	$882	$2,340	$1,846	$2,890

Per Common Share Data:
Earnings per common share - basic	$0.74	$1.96	$1.54	$2.42
Earnings per common share - diluted	$0.73	$1.87	$1.52	$2.36

Common stock dividends declared per share of common stock	$0.37	$0.32	$0.74	$0.64
Weighted-average common shares outstanding - basic	1,178.9	1,186.1	1,184.7	1,183.6
Weighted-average common shares outstanding - diluted	1,195.2	1,288.2	1,201.5	1,286.3

Depreciation	$525	$504	$1,042	$1,009
Capital Expenditures	$864	$506	$1,536	$852
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Net Income	$970	$2,443	$2,036	$3,103
Other Comprehensive Income (Loss), Net of Tax
Net change in unrealized gains on investments	20	(36)	9	(31)
Translation adjustments	(13)	83	(84)	(269)
Adjustments to pension and other postretirement benefit plans	90	142	171	283
Net gains (losses) on cash flow hedging derivative instruments	(2)	(21)	2	7
Other comprehensive income (loss)	95	168	98	(10)
Comprehensive Income	1,065	2,611	2,134	3,093
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	9	(6)	29	9
Comprehensive Income Attributable to The Dow Chemical Company	$1,056	$2,617	$2,105	$3,084
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Jun 30, 2014	Dec 31, 2013
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2014: $189; 2013: $147)	$3,843	$5,940
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2014: $158; 2013: $148)	5,536	4,935
Other	4,823	4,712
Inventories	8,926	8,303
Deferred income tax assets - current	770	743
Other current assets	385	344
Total current assets	24,283	24,977
Investments
Investment in nonconsolidated affiliates	4,257	4,501
Other investments (investments carried at fair value - 2014: $2,106; 2013: $2,056)	2,567	2,541
Noncurrent receivables	419	365
Total investments	7,243	7,407
Property
Property	55,969	55,114
Less accumulated depreciation	38,068	37,660
Net property (variable interest entities restricted - 2014: $2,709; 2013: $2,646)	17,901	17,454
Other Assets
Goodwill	12,786	12,798
Other intangible assets (net of accumulated amortization - 2014: $3,527; 2013: $3,270)	4,152	4,314
Deferred income tax assets - noncurrent	1,764	1,964
Asbestos-related insurance receivables - noncurrent	78	86
Deferred charges and other assets	549	501
Total other assets	19,329	19,663
Total Assets	$68,756	$69,501
Liabilities and Equity
Current Liabilities
Notes payable	$587	$443
Long-term debt due within one year	208	697
Accounts payable:
Trade	4,883	4,590
Other	2,410	2,290
Income taxes payable	567	435
Deferred income tax liabilities - current	108	133
Dividends payable	521	467
Accrued and other current liabilities	2,595	2,916
Total current liabilities	11,879	11,971
Long-Term Debt (variable interest entities nonrecourse - 2014: $1,322; 2013: $1,360)	17,036	16,820
Other Noncurrent Liabilities
Deferred income tax liabilities - noncurrent	669	718
Pension and other postretirement benefits - noncurrent	7,675	8,176
Asbestos-related liabilities - noncurrent	389	434
Other noncurrent obligations	3,182	3,302
Total other noncurrent liabilities	11,915	12,630
Redeemable Noncontrolling Interest	191	156
Stockholders’ Equity
Preferred stock, series A	4,000	4,000
Common stock	3,107	3,054
Additional paid-in capital	4,672	3,928
Retained earnings	22,372	21,407
Accumulated other comprehensive loss	(4,729)	(4,827)
Unearned ESOP shares	(342)	(357)
Treasury stock at cost	(2,327)	(307)
The Dow Chemical Company’s stockholders’ equity	26,753	26,898
Noncontrolling interests	982	1,026
Total equity	27,735	27,924
Total Liabilities and Equity	$68,756	$69,501
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
In millions (Unaudited)	Jun 30, 2014	Jun 30, 2013
Operating Activities
Net Income	$2,036	$3,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,349	1,327
Provision (credit) for deferred income tax	(54)	173
Earnings of nonconsolidated affiliates less than dividends received	313	160
Pension contributions	(621)	(511)
Net gain on sales of investments	(55)	(37)
Net gain on sales of property, businesses and consolidated companies	(11)	(3)
Net gain on sale of ownership interests in nonconsolidated affiliates	—	(2)
Loss on early extinguishment of debt	—	170
Excess tax benefits from share-based payment arrangements	(23)	(10)
Other net (gain) loss	30	(1)
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(1,351)	(1,312)
Proceeds from interests in trade accounts receivable conduits	547	436
Inventories	(594)	(370)
Accounts payable	297	(128)
Other assets and liabilities	107	1,193
Cash provided by operating activities	1,970	4,188
Investing Activities
Capital expenditures	(1,536)	(852)
Proceeds from sale / leaseback of assets	6	—
Proceeds from sales of property, businesses and consolidated companies, net of cash divested	46	61
Investments in consolidated companies, net of cash acquired	(2)	(11)
Investments in and loans to nonconsolidated affiliates	(47)	(45)
Distributions and loan repayments from nonconsolidated affiliates	19	17
Proceeds from sale of ownership interests in nonconsolidated affiliates	—	3
Purchases of investments	(351)	(266)
Proceeds from sales and maturities of investments	397	381
Cash used in investing activities	(1,468)	(712)
Financing Activities
Changes in short-term notes payable	73	10
Proceeds from issuance of long-term debt	274	558
Payments on long-term debt	(631)	(2,948)
Purchases of treasury stock	(2,100)	(80)
Proceeds from issuance of common stock	678	149
Proceeds from sales of common stock	89	—
Issuance costs on debt and equity securities	(3)	(2)
Excess tax benefits from share-based payment arrangements	23	10
Contributions from noncontrolling interests	36	17
Distributions to noncontrolling interests	(20)	(26)
Purchases of noncontrolling interests	(20)	—
Dividends paid to stockholders	(988)	(549)
Cash used in financing activities	(2,589)	(2,861)
Effect of Exchange Rate Changes on Cash	(10)	(50)
Summary
Increase (decrease) in cash and cash equivalents	(2,097)	565
Cash and cash equivalents at beginning of period	5,940	4,318
Cash and cash equivalents at end of period	$3,843	$4,883
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Six Months Ended
In millions, except per share amounts (Unaudited)	Jun 30, 2014	Jun 30, 2013
Preferred Stock
Balance at beginning of year and end of period	$4,000	$4,000
Common Stock
Balance at beginning of year	3,054	3,008
Common stock issued	53	23
Balance at end of period	3,107	3,031
Additional Paid-in Capital
Balance at beginning of year	3,928	3,281
Common stock issued	714	126
Stock-based compensation and allocation of ESOP shares	36	130
Other	(6)	—
Balance at end of period	4,672	3,537
Retained Earnings
Balance at beginning of year	21,407	18,495
Net income available for The Dow Chemical Company common stockholders	1,846	2,890
Dividends declared on common stock (per share - 2014: $0.74; 2013: $0.64)	(871)	(759)
Dividend equivalents on participating securities	(10)	(6)
Balance at end of period	22,372	20,620
Accumulated Other Comprehensive Loss
Balance at beginning of year	(4,827)	(7,516)
Other comprehensive income (loss)	98	(10)
Balance at end of period	(4,729)	(7,526)
Unearned ESOP Shares
Balance at beginning of year	(357)	(391)
Shares allocated to ESOP participants	15	20
Balance at end of period	(342)	(371)
Treasury Stock
Balance at beginning of year	(307)	—
Purchases	(2,100)	(80)
Issuances - compensation plans	80	—
Balance at end of period	(2,327)	(80)
The Dow Chemical Company’s Stockholders’ Equity	26,753	23,211
Noncontrolling Interests
Balance at beginning of year	1,026	990
Net income attributable to noncontrolling interests	20	43
Distributions to noncontrolling interests	(20)	(26)
Capital contributions	36	17
Purchases of noncontrolling interests	(54)	—
Transfers to redeemable noncontrolling interests	(35)	—
Cumulative translation adjustments	8	(31)
Other	1	(4)
Balance at end of period	982	989
Total Equity	$27,735	$24,200
See Notes to the Consolidated Financial Statements.

(Unaudited)	The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 1. Financial Statements Notes to the Consolidated Financial Statements

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

Accounting Guidance Issued But Not Yet Adopted as of June 30, 2014
In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU is effective for fiscal years beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued or available for issuance. The Company is currently evaluating the impact of adopting this guidance.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company is currently evaluating the impact of adopting this guidance.
In June 2014, the FASB issued ASU 2014-11, "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financing, and Disclosures," which amends the accounting guidance for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings and introduces additional disclosure requirements. The new guidance is effective for annual and interim reporting periods beginning on or after December 15, 2014, and early adoption is not permitted. The Company is currently evaluating the impact of adopting this guidance.
In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

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

The severance component of the 4Q12 Restructuring charge of $375 million was for the separation of approximately 2,850 employees under the terms of the Company's ongoing benefit arrangements, primarily by March 31, 2015. At December 31, 2013, severance of $236 million was paid and a liability of $139 million remained for 759 employees. In the first six months of 2014, severance of $60 million was paid, leaving a liability of $79 million for approximately 490 employees at June 30, 2014.

The following table summarizes the activities related to the Company's 4Q12 Restructuring reserve:

4Q12 Restructuring Activities	Costs Associated with Exit or Disposal Activities	Severance Costs	Total
In millions
Reserve balance at December 31, 2013	$19	$139	$158
Cash payments	(1)	(43)	(44)
Reserve balance at March 31, 2014	$18	$96	$114
Cash payments	—	(17)	(17)
Reserve balance at June 30, 2014	$18	$79	$97

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

NOTE 4 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories In millions	Jun 30, 2014	Dec 31, 2013
Finished goods	$4,960	$4,717
Work in process	2,226	1,948
Raw materials	823	760
Supplies	917	878
Total inventories	$8,926	$8,303
The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $859 million at June 30, 2014 and $854 million at December 31, 2013.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the carrying amount of goodwill by operating segment:

Goodwill	Electronic and Functional Materials	Coatings and Infra- structure Solutions	Ag Sciences	Perf Materials	Perf Plastics	Feedstocks and Energy	Total
In millions
Net goodwill at Dec 31, 2013	$4,963	$4,076	$1,563	$738	$1,395	$63	$12,798
Foreign currency impact	(4)	(5)	—	—	(3)	—	(12)
Net goodwill at Jun 30, 2014	$4,959	$4,071	$1,563	$738	$1,392	$63	$12,786

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	At June 30, 2014			At December 31, 2013
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$1,777	$(982)	$795	$1,774	$(908)	$866
Patents	124	(110)	14	125	(109)	16
Software	1,262	(621)	641	1,186	(591)	595
Trademarks	690	(375)	315	686	(345)	341
Customer related	3,640	(1,298)	2,342	3,622	(1,181)	2,441
Other	149	(141)	8	154	(136)	18
Total other intangible assets, finite lives	$7,642	$(3,527)	$4,115	$7,547	$(3,270)	$4,277
IPR&D (1), indefinite lives	37	—	37	37	—	37
Total other intangible assets	$7,679	$(3,527)	$4,152	$7,584	$(3,270)	$4,314

(1)	In-process research and development (“IPR&D”) purchased in a business combination.

The following table provides information regarding amortization expense related to intangible assets:

Amortization Expense	Three Months Ended		Six Months Ended
In millions	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Other intangible assets, excluding software	$108	$115	$222	$230
Software, included in “Cost of sales”	$17	$17	$33	$33

Total estimated amortization expense for 2014 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2014	$512
2015	$493
2016	$480
2017	$447
2018	$430
2019	$371

NOTE 6 – FINANCIAL INSTRUMENTS
A summary of the Company's financial instruments, risk management policies, derivative instruments and hedging activities can be found in Note 10 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. If applicable, updates have been included in the respective section below.

The following table summarizes the fair value of financial instruments at June 30, 2014 and December 31, 2013:

Fair Value of Financial Instruments
	At June 30, 2014				At December 31, 2013
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities: (1)
Debt securities:
Government debt (2)	$547	$30	$(3)	$574	$544	$28	$(8)	$564
Corporate bonds	666	51	(1)	716	659	43	(7)	695
Total debt securities	$1,213	$81	$(4)	$1,290	$1,203	$71	$(15)	$1,259
Equity securities	625	193	(2)	816	605	196	(4)	797
Total marketable securities	$1,838	$274	$(6)	$2,106	$1,808	$267	$(19)	$2,056
Long-term debt including debt due within one year (3)	$(17,244)	$90	$(2,538)	$(19,692)	$(17,517)	$296	$(2,246)	$(19,467)
Derivatives relating to:
Interest rates	$—	$—	$(8)	$(8)	$—	$—	$(5)	$(5)
Commodities (4)	$—	$5	$(2)	$3	$—	$11	$(2)	$9
Foreign currency	$—	$32	$(14)	$18	$—	$45	$(13)	$32

(1)	Included in “Other investments” in the consolidated balance sheets.

(2)	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

(3)	The cost basis includes fair value hedge adjustments of $21 million at June 30, 2014 and $22 million at December 31, 2013.

(4)	Presented net of cash collateral, as disclosed in Note 7.

Investments
The Company’s investments in marketable securities are primarily classified as available-for-sale. The following table provides the investing results from available-for-sale securities for the six-month periods ended June 30, 2014 and June 30, 2013:

Investing Results	Six Months Ended
In millions	Jun 30, 2014	Jun 30, 2013
Proceeds from sales of available-for-sale securities	$360	$352
Gross realized gains	$62	$56
Gross realized losses	$(2)	$(11)
The following table summarizes the contractual maturities of the Company’s investments in debt securities:

Contractual Maturities of Debt Securities at June 30, 2014
In millions	Amortized Cost	Fair Value
Within one year	$11	$11
One to five years	594	628
Six to ten years	467	486
After ten years	141	165
Total	$1,213	$1,290

At June 30, 2014, the Company had $650 million ($1,581 million at December 31, 2013) of held-to-maturity securities (primarily Treasury Bills) classified as cash equivalents, as these securities had original maturities of three months or less at the time of purchase. The Company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. At June 30, 2014, the Company had investments in money market funds of $658 million classified as cash equivalents ($1,331 million at December 31, 2013).

The aggregate cost of the Company’s cost method investments totaled $176 million at June 30, 2014 ($185 million at December 31, 2013). Due to the nature of these investments, either the cost basis approximates fair value or fair value is not readily determinable. These investments are reviewed quarterly for impairment indicators. The Company's impairment analysis resulted in a $6 million reduction in the cost basis of these investments for the six-month period ended June 30, 2014 ($3 million reduction in the six-month period ended June 30, 2013).
Accounting for Derivative Instruments and Hedging Activities
The following table provides the fair value and gross balance sheet classification of derivative instruments at June 30, 2014 and December 31, 2013:

Fair Value of Derivative Instruments In millions	Balance Sheet Classification	Jun 30, 2014	Dec 31, 2013
Asset Derivatives
Derivatives designated as hedges:
Commodities	Other current assets	$6	$13
Foreign currency	Accounts and notes receivable – Other	2	—
Total derivatives designated as hedges		$8	$13
Derivatives not designated as hedges:
Commodities	Other current assets	$1	$1
Foreign currency	Accounts and notes receivable – Other	40	65
Total derivatives not designated as hedges		$41	$66
Total asset derivatives		$49	$79
Liability Derivatives
Derivatives designated as hedges:
Interest rates	Accounts payable – Other	$8	$5
Commodities	Accounts payable – Other	4	5
Foreign currency	Accounts payable – Other	2	9
Total derivatives designated as hedges		$14	$19
Derivatives not designated as hedges:
Commodities	Accounts payable – Other	$1	$1
Foreign currency	Accounts payable – Other	22	24
Total derivatives not designated as hedges		$23	$25
Total liability derivatives		$37	$44

Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.

The net after-tax amounts to be reclassified from "Accumulated other comprehensive income (loss)" to income within the next 12 months are a $5 million loss for interest rate contracts, a $6 million gain for commodity contracts and a $1 million gain for foreign currency contracts.

NOTE 7 – FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 11 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. If applicable, updates have been included in the respective section below.

Fair Value Measurements on a Recurring Basis
The following tables summarize the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at June 30, 2014 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Cash equivalents (2)	$—	$1,308	$—	$—	$1,308
Interests in trade accounts receivable conduits (3)	—	—	1,297	—	1,297
Equity securities (4)	778	38	—	—	816
Debt securities: (4)
Government debt (5)	—	574	—	—	574
Corporate bonds	—	716	—	—	716
Derivatives relating to: (6)
Commodities	—	7	—	(2)	5
Foreign currency	—	42	—	(10)	32
Total assets at fair value	$778	$2,685	$1,297	$(12)	$4,748
Liabilities at fair value:
Long-term debt (7)	$—	$19,692	$—	$—	$19,692
Derivatives relating to: (6)
Interest rates	—	8	—	—	8
Commodities	1	4	—	(3)	2
Foreign currency	—	24	—	(10)	14
Total liabilities at fair value	$1	$19,728	$—	$(13)	$19,716

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
Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding liabilities. The Company posted cash collateral of $3 million at June 30, 2014 ($5 million at December 31, 2013).
The following table summarizes the changes in fair value measurements using Level 3 inputs for the three- and six-month periods ended June 30, 2014 and June 30, 2013:

Fair Value Measurements Using Level 3 Inputs	Three Months Ended		Six Months Ended
Interests Held in Trade Receivable Conduits (1) In millions	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Balance at beginning of period	$1,339	$1,339	$1,227	$1,057
Loss included in earnings (2)	(1)	(1)	(2)	(2)
Purchases	356	343	619	672
Settlements	(397)	(390)	(547)	(436)
Balance at end of period	$1,297	$1,291	$1,297	$1,291

(1)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets.

(2)	Included in “Selling, general and administrative expenses” in the consolidated statements of income.

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES
Dow Corning Credit Facility
The Company is a 50 percent shareholder in Dow Corning Corporation ("Dow Corning"). On June 1, 2004, the Company agreed to provide a ten-year credit facility to Dow Corning as part of Dow Corning's Joint Plan of Reorganization. The aggregate amount available under the credit facility was originally $300 million, of which the Company's share was $150 million. No advances were issued under the credit facility and it expired on June 1, 2014.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At June 30, 2014, the Company had accrued obligations of $741 million for probable environmental remediation and restoration costs, including $80 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2013, the Company had accrued obligations of $722 million for probable environmental remediation and restoration costs, including $73 million for the remediation of Superfund sites.

Midland Off-Site Environmental Matters
On June 12, 2003, the Michigan Department of Environmental Quality ("MDEQ") issued a Hazardous Waste Operating License (the "License") to the Company’s Midland, Michigan, manufacturing site (the "Midland site"), which included provisions requiring the Company to conduct an investigation to determine the nature and extent of off-site contamination in the City of Midland soils, the Tittabawassee River and Saginaw River sediment and floodplain soils, and the Saginaw Bay, and, if necessary, undertake remedial action.

City of Midland
On March 6, 2012, the Company submitted an Interim Response Activity Plan Designed to Meet Criteria ("Work Plan") to the MDEQ that involved the sampling of soil at residential properties near the Midland site for the presence of dioxins to determine where clean-up may be required and then conducting remediation for properties that sample above the remediation criteria. The MDEQ approved the Work Plan on June 1, 2012 and implementation of the Work Plan began on June 4, 2012. During 2012 and 2013, the Company submitted and had approved by the MDEQ, amendments to the Work Plan to sample properties in 2012 and 2013 that were originally scheduled for sampling in 2014 through 2017. On March 14, 2014, the Company submitted a plan for properties to be sampled during 2014 ("2014 Plan"), as required by the approved Work Plan. On June 12, 2014, the Company submitted a modified plan based on MDEQ comments. The 2014 Plan was approved on June 27, 2014. As of June 30, 2014, remediation has been completed on 121 of the 125 properties that tested above the remediation criteria.

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

At June 30, 2014, the accrual for these off-site matters was $56 million (included in the total accrued obligation of $741 million at June 30, 2014). At December 31, 2013, the Company had an accrual for these off-site matters of $47 million (included in the total accrued obligation of $722 million at December 31, 2013).

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

Based on Union Carbide’s review of 2014 activity, Union Carbide determined that no adjustment to the accrual was required at June 30, 2014. Union Carbide’s asbestos-related liability for pending and future claims was $474 million at June 30, 2014. Approximately 22 percent of the recorded liability related to pending claims and approximately 78 percent related to future claims.

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

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds (the “Insurance Litigation”). The Insurance Litigation was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Since the filing of the case, Union Carbide has reached settlements with several of the carriers involved in the Insurance Litigation and continues to pursue a settlement with the remaining carrier. Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $23 million at June 30, 2014 and $25 million at December 31, 2013.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage. The following table summarizes Union Carbide’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Jun 30, 2014	Dec 31, 2013
Receivables for defense and resolution costs – carriers with settlement agreements	$65	$66
Receivables for insurance recoveries – carriers without settlement agreements	23	25
Total	$88	$91

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs was $29 million in the second quarter of 2014 ($29 million in the second quarter of 2013) and $54 million in the first six months of 2014 ($51 million in the first six months of 2013) and was reflected in "Cost of sales" in the consolidated statements of income.

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

Synthetic Rubber Industry Matters
In 2003, the U.S., Canadian and European competition authorities initiated separate investigations into alleged anticompetitive behavior by certain participants in the synthetic rubber industry. Certain subsidiaries of the Company (as to the investigation in Europe) responded to requests for documents and otherwise cooperated in the investigations.

On June 10, 2005, the Company received a Statement of Objections from the European Commission (the “EC”) stating that it believed that the Company and certain subsidiaries of the Company (the “Dow Entities”), together with other participants in the synthetic rubber industry, engaged in conduct in violation of European competition laws with respect to the butadiene rubber and emulsion styrene butadiene rubber businesses. In connection therewith, on November 29, 2006, the EC issued its decision alleging infringement of Article 81 of the Treaty of Rome and imposed a fine of Euro 64.575 million (approximately $85 million at that time) on the Dow Entities; several other companies were also named and fined. As a result, the Company recognized a loss contingency of $85 million related to the fine in the fourth quarter of 2006. The Company appealed the EC’s decision and a hearing was held before the Court of First Instance on October 13, 2009. On July 13, 2011, the General Court issued a decision that partly affirmed the EC's decision with regard to the amount of the fine and the liability of the parent company, but rejected the EC's decision regarding the length of the conspiracy and determined that it was of a shorter duration. The Dow Entities filed an appeal of this decision to the Court of Justice of the European Union. This appeal was denied on July 18, 2013. The Dow Entities paid the fine, including accrued interest, on August 12, 2013. This proceeding is now considered resolved. Subsequent to the imposition of the fine in 2006, the Company and/or certain subsidiaries of the Company became named parties in various related U.S., United Kingdom and Italian civil actions. The U.S. matter was settled in March 2010 and the United Kingdom and Italian matters were settled in May 2014. Each of the settlement agreements was confidential and had an immaterial impact on the Company’s consolidated financial statements.

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

In 2005, the Company, among others, was named as a defendant in multiple civil class action lawsuits alleging a conspiracy to fix the price of various urethane chemical products, namely the products that were the subject of the above described DOJ antitrust investigation. These lawsuits were consolidated in the U.S. District Court for the District of Kansas (the “District Court”) or have been tolled. On July 29, 2008, the District Court certified a class of purchasers of the products for the six-year period from 1999 through 2004. Shortly thereafter, a series of “opt-out” cases were filed by a number of large volume purchasers; these cases are substantively identical to the class action lawsuit, but expanded the time period to include 1994 through 1998. In January 2013, the class action lawsuit went to trial in the District Court with the Company as the sole remaining defendant, the other defendants having previously settled. On February 20, 2013, the jury in the matter returned a damages verdict of approximately $400 million against the Company, which ultimately was trebled by the District Court under applicable antitrust laws - less offsets from other settling defendants - resulting in a judgment entered in July 2013 in the amount of $1.06 billion. The Company is appealing this judgment on numerous grounds. The Company’s appeal is currently pending with the U.S. Tenth Circuit Court of Appeals (“Court of Appeals”) which heard oral argument on the matter on May 14, 2014. There is no known timing for a decision from the Court of Appeals, although based on historical experience, the Company believes it is reasonable to expect that a decision will be issued in the second half of 2014. The decision from the Court of Appeals potentially ranges from judgment in favor of the Company, vacation of the District Court judgment with the case being remanded for further proceedings in light of guidance provided in the decision, to an affirmation of the District Court judgment. In the event of an unfavorable decision from the Court of Appeals, the Company anticipates that it will pursue additional appellate rights up to and including a petition for a writ of certiorari to the U.S. Supreme Court seeking judicial review by the U.S. Supreme Court.

The Company has consistently denied plaintiffs’ allegations of price fixing and, as outlined above, the Company will continue to vigorously defend this litigation. As part of the Company’s review of the jury verdict and resulting judgment currently under appeal, the Company assessed the legal and factual circumstances of the case, the trial record and the applicable law. Based on this review, the Company believes the judgment is not appropriate. As a result, the Company has concluded it is not probable that a loss will occur and, therefore, a liability has not been recorded with respect to these matters. While the Company believes it is not probable a loss will occur, the existence of the jury verdict and the pendency of the appeal indicate that it is reasonably possible that a loss could occur. The estimate of the possible range of loss to Dow is zero to the $1.06 billion judgment (excluding post-judgment interest and possible award of class attorney fees).

In addition to the matters described above, there are two separate but inter-related matters in Ontario and Quebec, Canada. In March 2014, the Superior Court of Justice in London, Ontario, ruled in favor of the plaintiffs’ motion for class certification.  Dow filed its Notice of Motion for Leave to Appeal in March 2014. The Quebec case has been stayed pending the outcome of the Ontario case. The Company has concluded it is not probable that a loss will occur and, therefore, a liability has not been recorded with respect to these matters.

Other Litigation Matters
In addition to the specific matters described above, the Company is party to a number of other claims and lawsuits arising out of the normal course of business with respect to commercial matters, including product liability, governmental regulation and other actions. Certain of these actions purport to be class actions and seek damages in very large amounts. All such claims are being contested. Dow has an active risk management program consisting of numerous insurance policies secured from many carriers at various times. These policies often provide coverage that will be utilized to minimize the financial impact, if any, of the contingencies described above. It is the opinion of the Company’s management that the possibility is remote that the aggregate of all such other claims and lawsuits will have a material adverse impact on the results of operations, financial condition and cash flows of the Company.

Purchase Commitments
The Company has numerous agreements for the purchase of ethylene-related products globally. The purchase prices are determined primarily on a cost-plus basis. Total purchases under these agreements were $405 million in 2013, $304 million in 2012 and $552 million in 2011. The Company’s take-or-pay commitments associated with these agreements at June 30, 2014 are included in the table below.

The Company also has various commitments for take-or-pay and throughput agreements. These commitments are at prices not in excess of current market prices. The remaining terms for all but one of these agreements extend from one to 32 years. One agreement has a remaining term of 64 years. The 10-year future commitments for this agreement as well as the fixed and determinable portion of all other obligations under the Company’s purchase commitments have been updated as of June 30, 2014 and are included in the following table:

Annual Fixed and Determinable Portion of Take-or-Pay and Throughput Obligations In millions
2014	$3,308
2015	3,000
2016	2,687
2017	2,248
2018	1,980
2019 and beyond	7,308
Total	$20,531

In addition to the take-or-pay obligations at June 30, 2014, the Company had outstanding commitments which ranged from one to seven years for materials, services and other items used in the normal course of business of approximately $306 million. Such commitments were at prices not in excess of current market prices.

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

The following tables provide a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at June 30, 2014 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2021	$4,875	$146
Residual value guarantees	2021	789	26
Total guarantees		$5,664	$172

Guarantees at December 31, 2013 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2021	$5,074	$137
Residual value guarantees	2021	708	27
Total guarantees		$5,782	$164

During 2013, the Company entered into guarantee agreements (“Guarantees”) related to project financing for Sadara Chemical Company (“Sadara”), a nonconsolidated affiliate. The total of an Islamic bond and Additional Project Financing (collectively “Total Project Financing”) obtained by Sadara is approximately $12.5 billion. Sadara had $8.9 billion of Total Project Financing outstanding at June 30, 2014 ($5.8 billion at December 31, 2013). The Company's guarantee of the Total Project Financing is in proportion to the Company's 35 percent ownership interest in Sadara, or up to approximately $4.4 billion when the project financing is fully drawn. The Guarantees will be released upon completion of construction of the Sadara complex and satisfactory fulfillment of certain other conditions, including passage of an extensive operational testing program, which is currently anticipated by the end of 2017.

Asset Retirement Obligations
The Company has recognized asset retirement obligations for the following activities: demolition and remediation activities at manufacturing sites in the United States, Canada, Brazil, China, Argentina, Japan and Europe; and capping activities at landfill sites in the United States, Canada, Brazil and Italy. The Company has also recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States, Canada, Brazil, China, Argentina, Japan and Europe.

The aggregate carrying amount of asset retirement obligations recognized by the Company was $86 million at June 30, 2014 and $89 million at December 31, 2013. The discount rate used to calculate the Company’s asset retirement obligations was 0.88 percent at June 30, 2014 and at December 31, 2013. These obligations are included in the consolidated balance sheets as "Accrued and other current liabilities" and "Other noncurrent obligations."

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

K-Dow Arbitration
In February 2009, the Company initiated arbitration proceedings against Petrochemical Industries Company (K.S.C.) ("PIC") alleging that PIC breached the Joint Venture Formation Agreement related to the establishment of K-Dow, a proposed 50:50 global petrochemicals joint venture with PIC, by failing to close the transaction. On May 6, 2013, the Company and PIC entered into a Deed providing for payment and resolution of the Company's claims against PIC under the K-Dow arbitration. On May 7, 2013, the Company confirmed the receipt of a $2.195 billion cash payment from PIC, which included damages awarded of $2.161 billion as well as recovery of Dow's costs incurred in the arbitration, including legal fees. In the second quarter of 2013, the Company recorded a pretax gain of $2.195 billion, of which $2.161 billion is included in "Sundry income (expense) - net" and $34 million is included in "Cost of sales" in the consolidated statements of income and reflected in Corporate. The K-Dow arbitration is considered final and settled in full.

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

Interests Held	Jun 30, 2014	Dec 31, 2013
In millions
Carrying value of interests held	$1,297	$1,227
Percentage of anticipated credit losses	0.75%	0.71%
Impact to carrying value - 10% adverse change	$1	$1
Impact to carrying value - 20% adverse change	$3	$2

Credit losses, net of any recoveries, on receivables sold during the three- and six-month periods ended June 30, 2014 were $1 million (insignificant for the three- and six-month periods ended June 30, 2013).

Following is an analysis of certain cash flows between the Company and the conduits:

Cash Proceeds	Three Months Ended		Six Months Ended
In millions	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Sale of receivables	$11	$—	$11	$19
Collections reinvested in revolving receivables	$6,793	$6,610	$12,982	$12,740
Interests in conduits (1)	$397	$390	$547	$436

(1)	Presented in "Operating Activities" in the consolidated statements of cash flows.

Following is additional information related to the sale of receivables under these facilities:

Trade Accounts Receivable Sold	Jun 30, 2014	Dec 31, 2013
In millions
Delinquencies on sold receivables still outstanding	$132	$138
Trade accounts receivable outstanding and derecognized	$2,670	$2,494

In January 2013, the Company repurchased $8 million of previously sold receivables related to a divestiture.

NOTE 10 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable In millions	Jun 30, 2014	Dec 31, 2013
Notes payable to banks and other lenders	$458	$300
Notes payable to related companies	119	137
Notes payable trade	10	6
Total notes payable	$587	$443
Period-end average interest rates	3.81%	3.23%

Long-Term Debt In millions	2014 Average Rate	Jun 30, 2014	2013 Average Rate	Dec 31, 2013
Promissory notes and debentures:
Final maturity 2014	2.79%	$31	5.33%	$399
Final maturity 2015	2.82%	60	2.89%	56
Final maturity 2016	2.53%	805	2.53%	805
Final maturity 2017	5.67%	489	5.65%	491
Final maturity 2018	5.45%	567	5.43%	570
Final maturity 2019	8.41%	2,168	8.40%	2,171
Final maturity 2020 and thereafter	5.40%	10,062	5.41%	10,029
Other facilities:
U.S. dollar loans, various rates and maturities	1.39%	475	1.44%	490
Foreign currency loans, various rates and maturities	3.03%	1,134	3.18%	1,140
Medium-term notes, varying maturities through 2024	3.63%	1,357	3.76%	1,143
Tax-exempt bonds, varying maturities through 2038	5.66%	343	5.59%	518
Capital lease obligations	—	80	—	41
Unamortized debt discount	—	(327)	—	(336)
Long-term debt due within one year	—	(208)	—	(697)
Long-term debt	—	$17,036	—	$16,820

Annual Installments on Long-Term Debt For Next Five Years at June 30, 2014 In millions
2014	$103
2015	$418
2016	$1,374
2017	$780
2018	$935
2019	$2,501

2014 Activity
During the first six months of 2014, the Company issued $217 million aggregate principal amount of InterNotes. The Company also repaid $346 million of long-term debt related to the purchase of an ethylene facility (see Note 11 for additional information), redeemed $124 million of tax-exempt bonds at maturity and repurchased $51 million of tax-exempt bonds. In addition, approximately $38 million of long-term debt (net of $41 million of additional borrowings) was repaid by consolidated variable interest entities.

2013 Activity
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

During the first six months of 2013, the Company redeemed $250 million of 5.6 percent notes that matured on March 15, 2013 and redeemed $80 million principal amount of InterNotes at maturity. In the second quarter of 2013, the Company repurchased $200 million of tax-exempt bonds.

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

Committed and Available Credit Facilities at June 30, 2014
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

Debt Covenants and Default Provisions
There were no material changes to the debt covenants and default provisions related to the Company's outstanding long-term debt and primary, private credit agreements in the first six months of 2014. For additional information on the Company's debt covenants and default provisions, see Note 16 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

NOTE 11 – VARIABLE INTEREST ENTITIES
A complete description of the Company's variable interest entities can be found in Note 19 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Consolidated Variable Interest Entities
During the first quarter of 2014, the membrane chlor-alkali joint venture at the Company's Freeport, Texas, integrated manufacturing complex successfully initiated full-scale, commercial production.
The Company previously held a variable interest in an owner trust, for which the Company was the primary beneficiary. The owner trust leased an ethylene facility in The Netherlands to the Company, whereby substantially all of the rights and obligations of ownership were transferred to the Company. The Company's variable interest in the owner trust related to a fixed purchase price option. On January 2, 2014, the Company purchased the ethylene facility for $406 million, including cash payments of $350 million and a note payable of $56 million. At June 30, 2014, the Company had $40 million recorded as "Notes payable" in the consolidated balance sheets, which will be paid by December 31, 2014. In the first half of 2014, the Company classified $346 million as "Payments on long-term debt" and $20 million as "Purchases of noncontrolling interests" in the consolidated statements of cash flows. Future payments on the note payable will be classified as "Purchases of noncontrolling interests" in the consolidated statements of cash flows.

The Company's consolidated financial statements include the assets, liabilities and results of operations of variable interest entities ("VIEs"), for which the Company is the primary beneficiary. The other equity holders’ interests are reflected in “Net income attributable to noncontrolling interests” in the consolidated statements of income and "Redeemable Noncontrolling Interest" and “Noncontrolling interests” in the consolidated balance sheets. The following table summarizes the carrying amounts of the entities’ assets and liabilities included in the Company’s consolidated balance sheets at June 30, 2014 and December 31, 2013:

Assets and Liabilities of Consolidated VIEs In millions	Jun 30, 2014	Dec 31, 2013
Cash and cash equivalents (1)	$189	$147
Other current assets	179	143
Property	2,709	2,646
Other noncurrent assets	101	105
Total assets (2)	$3,178	$3,041
Current liabilities (nonrecourse 2014: $361; 2013: $318)	$362	$664
Long-term debt (nonrecourse 2014: $1,322; 2013: $1,360)	1,352	1,392
Other noncurrent liabilities (nonrecourse 2014: $69; 2013: $69)	69	69
Total liabilities	$1,783	$2,125

(1)	Includes $8 million at June 30, 2014 ($1 million at December 31, 2013) restricted for the construction, debt servicing and operational expenses of a manufacturing facility.

(2)	All assets were restricted at June 30, 2014 and December 31, 2013.

In addition, the carrying amounts of assets and liabilities included in the Company’s consolidated balance sheets pertaining to the entity created to monetize accounts receivable of select European entities were current assets of $97 million (zero restricted) at June 30, 2014 ($105 million, zero restricted, at December 31, 2013) and zero current liabilities (zero nonrecourse) at June 30, 2014 and at December 31, 2013.
Amounts presented in the consolidated balance sheets and the table above as restricted assets or nonrecourse obligations relating to consolidated VIEs at June 30, 2014 and December 31, 2013 are adjusted for intercompany eliminations, parental guarantees and residual value guarantees.
Nonconsolidated Variable Interest Entity
At June 30, 2014, the Company’s investment in its crude acrylic acid joint venture was $143 million ($159 million at December 31, 2013) and is classified as “Investment in nonconsolidated affiliates” in the consolidated balance sheets, representing the Company’s maximum exposure to loss.

NOTE 12 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Six Months Ended
In millions	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Defined Benefit Pension Plans:
Service cost	$103	$117	$206	$235
Interest cost	275	252	551	505
Expected return on plan assets	(332)	(311)	(664)	(623)
Amortization of prior service cost	6	6	12	12
Amortization of net loss	126	197	252	394
Net settlements (1)	(4)	—	(2)	—
Net periodic benefit cost	$174	$261	$355	$523

Other Postretirement Benefits:
Service cost	$4	$5	$8	$10
Interest cost	18	20	36	40
Amortization of prior service credit	—	(1)	—	(2)
Amortization of net gain	(4)	—	(8)	—
Net periodic benefit cost	$18	$24	$36	$48

(1)	Related to settlements associated with the wind-up of a pension plan in The Netherlands and a pension plan in Canada.

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

Stock Incentive Plan
The Company also grants stock-based compensation to employees and non-employee directors under The Dow Chemical Company Amended and Restated 2012 Stock Incentive Plan (the "2012 Plan"). Most of the Company's stock-based compensation awards are granted in the first quarter of each year. There was minimal employee grant activity in the second quarter of 2014.

During the first quarter of 2014, the Company granted the following stock-based compensation awards to employees under the 2012 Plan:

•	3.2 million stock options with a weighted-average exercise price of $46.71 per share and a weighted-average fair value of $11.49 per share;

•	2.2 million shares of deferred stock with a weighted-average fair value of $46.71 per share; and

•	2.4 million shares of performance deferred stock with a weighted-average fair value of $54.42 per share.

During the second quarter of 2014, the Company granted the following stock-based compensation awards to non-employee directors under the 2012 Plan:

•	24,840 shares of restricted stock with a weighted-average fair value of $48.98 per share.

Beginning in March 2014, the Company began issuing treasury shares to employees for shares purchased under the 2014 annual offering of the 2012 ESPP. The Company may also issue treasury shares for options exercised and for the release of deferred and restricted stock.

Total unrecognized compensation cost at June 30, 2014 is provided in the following table:

Total Unrecognized Compensation Cost at June 30, 2014
In millions	Unrecognized Compensation Cost	Weighted-average Recognition Period (Years)
ESPP purchase rights	$3	0.38
Unvested stock options	$73	0.77
Deferred stock awards	$134	0.92
Performance deferred stock awards	$118	0.91

NOTE 14 – EARNINGS PER SHARE CALCULATIONS
The following tables provide the earnings per share calculations for the three- and six-month periods ended June 30, 2014 and 2013:

Net Income for Earnings Per Share Calculations - Basic	Three Months Ended		Six Months Ended
In millions	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Net income attributable to The Dow Chemical Company	$967	$2,425	$2,016	$3,060
Preferred stock dividends	(85)	(85)	(170)	(170)
Net income attributable to participating securities (1)	(6)	(20)	(14)	(25)
Net income attributable to common stockholders	$876	$2,320	$1,832	$2,865

Earnings Per Share Calculations - Basic	Three Months Ended		Six Months Ended
Dollars per share	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Net income attributable to The Dow Chemical Company	$0.82	$2.05	$1.70	$2.58
Preferred stock dividends	(0.07)	(0.07)	(0.14)	(0.14)
Net income attributable to participating securities (1)	(0.01)	(0.02)	(0.02)	(0.02)
Net income attributable to common stockholders	$0.74	$1.96	$1.54	$2.42

Net Income for Earnings Per Share Calculations - Diluted	Three Months Ended		Six Months Ended
In millions	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Net income attributable to The Dow Chemical Company	$967	$2,425	$2,016	$3,060
Preferred stock dividends (2)	(85)	—	(170)	—
Net income attributable to participating securities (1)	(6)	(20)	(14)	(25)
Net income attributable to common stockholders	$876	$2,405	$1,832	$3,035

Earnings Per Share Calculations - Diluted	Three Months Ended		Six Months Ended
Dollars per share	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Net income attributable to The Dow Chemical Company	$0.81	$1.89	$1.67	$2.38
Preferred stock dividends (2)	(0.07)	—	(0.14)	—
Net income attributable to participating securities (1)	(0.01)	(0.02)	(0.01)	(0.02)
Net income attributable to common stockholders	$0.73	$1.87	$1.52	$2.36

Share Count Information	Three Months Ended		Six Months Ended
Shares in millions	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Weighted-average common shares - basic	1,178.9	1,186.1	1,184.7	1,183.6
Plus dilutive effect of stock options and awards	16.3	5.3	16.8	5.9
Plus dilutive effect of assumed conversion of preferred stock (3)	—	96.8	—	96.8
Weighted-average common shares - diluted	1,195.2	1,288.2	1,201.5	1,286.3
Stock options and deferred stock awards excluded from EPS calculations (4)	7.1	69.0	6.4	65.1

(1)	Deferred stock awards are considered participating securities due to Dow's practice of paying dividend equivalents on unvested shares.

(2)
Preferred stock dividends were not added back in the calculation of diluted earnings per share for the three- and six-month periods ended June 30, 2014 because the effect of adding them back would have been antidilutive.

(3)
Conversion of the Company's Cumulative Convertible Perpetual Preferred Stock, Series A into shares of the Company's common stock was excluded from the calculation of diluted earnings per share for the three- and six-month periods ended June 30, 2014 because the effect of including them would have been antidilutive.

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

Interest and penalties associated with uncertain tax positions, including the matters that resulted in the adjustment of uncertain tax positions, are recognized as components of "Provision for income taxes" in the consolidated statements of income and totaled a benefit of $10 million for the three months ended June 30, 2014 ($18 million benefit for the three months ended June 30, 2013). During the six months ended June 30, 2014, the Company recognized a benefit of $12 million for interest and penalties associated with uncertain tax positions ($151 million benefit for the six months ended June 30, 2013).

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides an analysis of the changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2014 and 2013:

Accumulated Other Comprehensive Income (Loss)	Six Months Ended
In millions	Jun 30, 2014	Jun 30, 2013
Unrealized Gains on Investments at beginning of year	$160	$147
Net change in unrealized gains	48	(2)
Reclassification to earnings - Net Sales (net of tax of $(21), $(16)) (1)	(39)	(29)
Balance at end of period	$169	$116
Cumulative Translation Adjustments at beginning of year	476	328
Translation adjustments	(78)	(269)
Reclassification to earnings - Sundry income (expense) - net	(6)	—
Balance at end of period	$392	$59
Pension and Other Postretirement Benefit Plans at beginning of year	(5,460)	(7,995)
Adjustments to pension and other postretirement benefit plans (net of tax of $80, $135) (1) (2)	171	283
Balance at end of period	$(5,289)	$(7,712)
Accumulated Derivative Gain (Loss) at beginning of year	(3)	4
Net hedging results	2	14
Reclassification to earnings - Cost of sales (net of tax of $(5), $(5)) (1)	—	(7)
Balance at end of period	$(1)	$11
Total Accumulated Other Comprehensive Loss	$(4,729)	$(7,526)

(1)	Tax amounts are included in "Provision for income taxes" in the consolidated statements of income.

(2)	Included in "Net periodic benefit cost." See Note 12 for additional information.

NOTE 17 – OPERATING SEGMENTS AND GEOGRAPHIC AREAS

Operating Segment Information	Three Months Ended		Six Months Ended
In millions	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Sales by operating segment
Electronic and Functional Materials	$1,205	$1,152	$2,338	$2,293
Coatings and Infrastructure Solutions	1,951	1,888	3,700	3,555
Agricultural Sciences	1,907	1,850	4,026	3,953
Performance Materials	3,440	3,389	6,731	6,717
Performance Plastics	3,746	3,676	7,359	7,174
Feedstocks and Energy	2,595	2,543	5,053	5,099
Corporate	73	79	171	169
Total	$14,917	$14,577	$29,378	$28,960
EBITDA (1) by operating segment
Electronic and Functional Materials	$303	$254	$593	$527
Coatings and Infrastructure Solutions	257	250	481	436
Agricultural Sciences	281	290	810	774
Performance Materials	386	284	826	724
Performance Plastics	1,067	1,010	2,067	1,962
Feedstocks and Energy	190	193	363	433
Corporate	(260)	1,885	(520)	1,530
Total	$2,224	$4,166	$4,620	$6,386
Equity in earnings (losses) of nonconsolidated affiliates by operating segment (included in EBITDA)
Electronic and Functional Materials	$22	$28	$53	$45
Coatings and Infrastructure Solutions	43	25	114	51
Agricultural Sciences	2	1	2	3
Performance Materials	(30)	(12)	(54)	(35)
Performance Plastics	71	88	132	145
Feedstocks and Energy	125	105	246	264
Corporate	(6)	(7)	(15)	(15)
Total	$227	$228	$478	$458

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

Reconciliation of EBITDA to “Income Before Income Taxes”	Three Months Ended		Six Months Ended
In millions	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
EBITDA	$2,224	$4,166	$4,620	$6,386
- Depreciation and amortization	677	659	1,349	1,327
+ Interest income	9	10	22	18
- Interest expense and amortization of debt discount	242	279	488	575
Income Before Income Taxes	$1,314	$3,238	$2,805	$4,502

Transfers of products between operating segments are generally valued at cost. However, transfers of products to Agricultural Sciences from other segments are generally valued at market-based prices; the revenues generated by these transfers in the first six months of 2014 and 2013 were immaterial and eliminated in consolidation.

Geographic Areas	Three Months Ended		Six Months Ended
In millions	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Sales by geographic area
United States	$5,041	$4,804	$9,832	$9,618
Europe, Middle East and Africa	4,868	4,571	9,837	9,486
Rest of World	5,008	5,202	9,709	9,856
Total	$14,917	$14,577	$29,378	$28,960

(Unaudited)	The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

•
The Company reported sales in the second quarter of 2014 of $14.9 billion, up 2 percent from $14.6 billion in the second quarter of 2013, with increases in all operating segments, led by Electronic and Functional Materials (up 5 percent) and Performance Plastics (up 2 percent). Agricultural Sciences sales increased 3 percent in the quarter, achieving a first-half sales record of $4 billion. Sales increases in Europe, Middle East and Africa ("EMEA") and North America were partially offset by sales declines in Asia Pacific and Latin America.

•
Price increased 2 percent compared with the same period last year, as increases in Performance Plastics (up 7 percent), Performance Materials and Coatings and Infrastructure Solutions (each up 1 percent) were partially offset by a price decline in Feedstocks and Energy (down 1 percent). Price remained flat in Electronic and Functional Materials and Agricultural Sciences. Price increased in most geographic areas, led by EMEA (up 4 percent), while price in Latin America remained flat.

•
Volume remained unchanged compared with the second quarter of 2013, as increases in Electronic and Functional Materials (up 5 percent), Agricultural Sciences (up 3 percent), Feedstocks and Energy (up 3 percent) and Coatings and Infrastructure Solutions (up 2 percent) were offset by a decline in Performance Plastics (down 5 percent). Performance Materials volume remained unchanged. Volume increases in EMEA and North America were offset by declines in Asia Pacific and Latin America. Excluding recent divestitures(1), volume was up 1 percent.

•
Purchased feedstock and energy costs, which account for more than one-third of Dow’s total costs, increased $356 million (7 percent) compared with the second quarter of 2013, primarily due to increased propane, naphtha, condensate and propylene costs.

•
Research and development ("R&D") expenses were essentially flat in the second quarter of 2014 compared with the same period last year. Selling, general and administrative ("SG&A") expenses increased in the second quarter of 2014 compared with the same period last year, primarily due to growth initiatives, including commercial activities in Agricultural Sciences, and higher performance-based compensation costs.

•
Equity earnings were $227 million in the second quarter of 2014, down $1 million from $228 million in the second quarter of 2013, as increased earnings from MEGlobal and Dow Corning Corporation ("Dow Corning") were more than offset by higher equity losses from Sadara Chemical Company ("Sadara") and lower earnings from Univation Technologies, LLC ("Univation").

•	The Company purchased 16.8 million shares of common stock at a cost of $850 million during the second quarter of 2014.

In addition to the financial highlights, the following announcements were made during the second quarter of 2014:

•
On June 30, 2014, the Company started construction of its world-scale ethylene production facility at Texas Operations in Freeport, Texas. The facility will have a nameplate capacity of approximately 1,500 KTA and will support market growth and expansions in Dow's industry-leading Performance Plastics franchise. The facility is expected to start up in the first half of 2017.

•
During the week of April 20, 2014, the Company's Plaquemine, Louisiana, manufacturing site experienced two separate process incidents that resulted in the disruption of ethylene production at the Company's LA-2 and LA-3 ethylene production facilities. The LA-3 facility resumed production of ethylene on May 8, 2014 and the LA-2 facility resumed production of ethylene on May 16, 2014.

•
On May 2, 2014, Idemitsu Kosan Co., Ltd. and Mitsui & Co., Ltd. of Tokyo, Japan, announced their decision to not move forward with a proposed joint venture to construct a linear alpha olefins facility on the U.S. Gulf Coast. Accordingly, the Company terminated its initial agreement for a long-term ethylene off-take arrangement with the proposed joint venture. The Company is evaluating several high-return, alternative uses for the ethylene that was included in this arrangement. Further, Dow will continue to access its existing supply network of linear alpha olefins.

(1)	Excludes sales related to Nippon Unicar Company Limited, divested on July 1, 2013, and sales of the Polypropylene Licensing and Catalysts business, divested on December 2, 2013.

Selected Financial Data	Three Months Ended		Six Months Ended
In millions, except per share amounts	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Net sales	$14,917	$14,577	$29,378	$28,960

Cost of sales	$12,344	$12,103	$24,077	$23,810
Percent of net sales	82.8%	83.0%	82.0%	82.2%

Research and development expenses	$419	$417	$810	$852
Percent of net sales	2.8%	2.9%	2.8%	2.9%

Selling, general and administrative expenses	$751	$716	$1,530	$1,488
Percent of net sales	5.0%	4.9%	5.2%	5.1%

Effective tax rate	26.2%	24.6%	27.4%	31.1%

Net income available for common stockholders	$882	$2,340	$1,846	$2,890

Earnings per common share – basic	$0.74	$1.96	$1.54	$2.42
Earnings per common share – diluted	$0.73	$1.87	$1.52	$2.36

Operating rate percentage	82%	78%	83%	80%

RESULTS OF OPERATIONS
Net Sales
Net sales in the second quarter of 2014 were $14.9 billion, up 2 percent from $14.6 billion in the second quarter of last year, with price up 2 percent and volume flat. Price was favorably impacted by currency, which contributed to nearly half of the price increase. Price increases in Performance Plastics (up 7 percent), Performance Materials and Coatings and Infrastructure Solutions (each up 1 percent) were partially offset by a price decline in Feedstocks and Energy (down 1 percent). Price remained flat in Electronic and Functional Materials and Agricultural Sciences. Price increased in most geographic areas, led by EMEA (up 4 percent), while Latin America price remained flat. Volume was flat, reflecting the impact of recent divestitures. Excluding these divestitures, volume was up 1 percent. Volume increases in Electronic and Functional Materials (up 5 percent), Agricultural Sciences (up 3 percent), Feedstocks and Energy (up 3 percent) and Coatings and Infrastructure Solutions (up 2 percent) were partially offset by a decline in Performance Plastics (down 3 percent). Volume in Performance Materials remained flat. Volume increases in EMEA (up 2 percent) and North America (up 1 percent) were partially offset by a volume decline in Latin America (down 2 percent). Volume in Asia Pacific remained flat.

Net sales for the first six months of 2014 were $29.4 billion, up 1 percent from $29.0 billion in the same period last year, with price up 1 percent and volume flat. Price was favorably impacted by currency, which contributed to one-third of the price increase. Price increases in Performance Plastics (up 6 percent) and Performance Materials (up 1 percent) were partially offset by price declines in Feedstocks and Energy (down 3 percent) and Agricultural Sciences (down 1 percent). Price remained flat in Electronic and Functional Materials and Coatings and Infrastructure Solutions. Price increases in North America and EMEA (each up 2 percent) were partially offset by a decline in Latin America (down 1 percent). Price in Asia Pacific remained flat. Volume was flat, reflecting the impact of recent divestitures. Excluding these divestitures, volume increased 1 percent. Volume declines in Performance Plastics and Performance Materials (each down 1 percent) partially offset gains in all other operating segments. Volume increased in Asia Pacific (up 3 percent) and EMEA (up 2 percent) and declined in North America and Latin America (each down 1 percent).

Gross Margin
Gross margin was $2.6 billion in the second quarter of 2014, up slightly from $2.5 billion in the second quarter of last year, as increased selling prices and higher operating rates were partially offset by higher feedstock and energy costs, the impact from unplanned outages at the Company's Plaquemine, Louisiana, ethylene production facilities, and higher performance-based compensation costs. Gross margin was also negatively impacted by $12 million of restructuring plan implementation costs in the second quarter of 2013. Year to date, gross margin was $5.3 billion, compared with nearly $5.2 billion in the first six months of 2013. The increase in gross margin was due to higher selling prices and higher operating rates which more than offset higher feedstock and energy costs. Gross margin was also negatively impacted by $23 million of restructuring plan implementation costs in the first six months of 2013.

Operating Rate
The Company’s global plant operating rate was 82 percent of capacity in the second quarter of 2014, up from 78 percent in the second quarter of 2013. For the first six months of 2014, the Company's global plant operating rate was 83 percent, up from 80 percent in the first six months of 2013.

Personnel Count
Personnel count was 52,844 at June 30, 2014, up from 52,731 at December 31, 2013 and 52,714 at June 30, 2013. Headcount increased from December 31, 2013 and June 30, 2013 due to increased hiring for the Company's growth initiatives, which more than offset the impact of the Company's 2012 restructuring programs and the reduction of seasonal employees in the Agricultural Sciences operating segment.

Research and Development Expenses
R&D expenses totaled $419 million in the second quarter of 2014, essentially flat from $417 million in the second quarter of last year. For the first six months of 2014, R&D expenses totaled $810 million, down from $852 million in the first six months of 2013.

Selling, General and Administrative Expenses
SG&A expenses totaled $751 million in the second quarter of 2014, up $35 million (5 percent) from $716 million in the second quarter of last year, driven primarily by growth initiatives, including commercial activities in Agricultural Sciences, and higher performance-based compensation costs. For the first six months of 2014, SG&A expenses totaled $1,530 million, up from $1,488 million in the first six months of 2013.

Amortization of Intangibles
Amortization of intangibles was $108 million in the second quarter of 2014, down from $115 million in the second quarter of 2013. In the first six months of 2014, amortization of intangibles was $222 million, down from $230 million in the same period last year. See Note 5 to the Consolidated Financial Statements for additional information on intangible assets.

Equity in Earnings of Nonconsolidated Affiliates
Dow's share of the earnings of nonconsolidated affiliates was $227 million in the second quarter of 2014, essentially flat from $228 million in the second quarter of 2013, with increased earnings from Dow Corning and MEGlobal offset by lower earnings from Univation and higher equity losses from Sadara. For the first six months of 2014, Dow's share of the earnings of nonconsolidated affiliates was $478 million, up from $458 million in the same period last year, primarily due to increased earnings from Dow Corning and The SCG-Dow Group, which were partially offset by lower earnings from Univation and increased equity losses from Sadara.

Sundry Income (Expense) - Net
Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments and gains and losses on sales of investments and assets. Sundry income (expense) – net in the second quarter of 2014 was net income of $25 million, a decrease of $2,028 million compared with net income of $2,053 million in the second quarter of 2013. The second quarter of 2014 included gains on asset sales partially offset by $18 million of transaction expenses related to the planned separation of the Company's chlorine value chain (reflected in Corporate). The second quarter of 2013 included a gain of $2.161 billion related to damages awarded to the Company in the K-Dow arbitration proceeding (reflected in Corporate) and a $110 million loss on the early extinguishment of debt (reflected in Corporate). Year to date, sundry income (expense) - net was net income of $54 million, a decrease of $1,967 million compared with net income of $2,021 million in the same period last year. The first six months of 2014 included a gain related to the termination of an off-take agreement and gains on asset sales partially offset by foreign currency exchange losses and $18 million of transaction expenses related to the planned separation of the Company's chlorine value chain (reflected in Corporate). The first six months of 2013 included a gain of $2.161 billion related to damages awarded to the Company in the K-Dow arbitration proceeding (reflected in Corporate), foreign currency exchange gains and a $170 million loss on the early extinguishment of debt (reflected in Corporate). See Note 10 to the Consolidated Financial Statements for additional information related to the early extinguishment of debt.

Net Interest Expense
Net interest expense (interest expense less capitalized interest and interest income) was $233 million in the second quarter of 2014, compared with $269 million in the second quarter of last year. Year to date, net interest expense was $466 million compared with $557 million in the first six months of 2013. The decline in net interest expense reflects the effect of the

Company's deleveraging activities in 2013 and lower debt financing costs. Interest income was $9 million in the second quarter of 2014, compared with $10 million in the second quarter of 2013, and $22 million for the first six months of 2014, compared with $18 million in the first six months of 2013.

Provision for Income Taxes
The effective tax rate for the second quarter of 2014 was 26.2 percent compared with 24.6 percent for the second quarter of 2013. For the first six months of 2014 the effective tax rate was 27.4 percent compared with 31.1 percent for the first six months of 2013. The Company's effective tax rate fluctuates based on, among other factors, where income is earned, reinvestment assertions regarding earned income and the level of income relative to tax credits available. For example, as the percentage of foreign sourced income increases, the Company's effective tax rate declines. The Company's tax rate is also influenced by the level of equity earnings, since most of the earnings from the Company's equity method investments are taxed at the joint venture level. The increase in the tax rate in the second quarter of 2014 compared with the same period last year was primarily due to the level of taxation related to the K-Dow arbitration award received in the second quarter of 2013. The decrease in the tax rate in the first six months of 2014 compared with the first six months of 2013 was primarily due to a$223 million tax charge recorded in the first six months of 2013 related to the adjustment of uncertain tax positions, which was partially offset by the level of taxation related to the K-Dow arbitration award. See Note 15 to the Consolidated Financial Statements for additional information on income taxes.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $3 million in the second quarter of 2014 compared with $18 million in the second quarter of 2013. For the first six months of 2014, net income attributable to noncontrolling interests was $20 million compared with $43 million in the same period last year. The decline in net income attributable to noncontrolling interests in both the second quarter of 2014 and the first six months of 2014 is due to decreased earnings from certain Electronic and Functional Materials and Performance Materials affiliates.

Preferred Stock Dividends
Preferred stock dividends of $85 million were recognized in the second quarters of 2014 and 2013 ($170 million in the first six months of 2014 and 2013), related to the Company’s Cumulative Convertible Perpetual Preferred Stock, Series A.

Net Income Available for Common Stockholders
Net income available for common stockholders was $882 million, or $0.73 per share, in the second quarter of 2014, compared with $2,340 million, or $1.87 per share, in the second quarter of 2013. Net income available for common stockholders for the first six months of 2014 was $1,846 million, or $1.52 per share, compared with $2,890 million, or $2.36 per share for the same period of 2013. During the second quarter of 2013, the Company recorded a gain related to the K-Dow arbitration which significantly increased "Net Income" for the quarter and year-to-date. As a result of this increase, the assumed conversion of the Company's Cumulative Convertible Perpetual Preferred Stock, Series A into potential shares of the Company's common stock was dilutive. See Note 14 to the Consolidated Financial Statements for details on the Company's earnings per share calculations.

Certain Items Impacting Results
The following table summarizes the impact of certain items recorded in the three- and six-month periods ended June 30, 2014 and June 30, 2013, and previously described in this section:

Certain Items Impacting Results	Pretax Impact (1)		Net Income (2)		EPS - Diluted (3) (4)
	Three Months Ended		Three Months Ended		Three Months Ended
In millions, except per share amounts (Unaudited)	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Adjusted to exclude certain items (non-GAAP measures)			$893	$770	$0.74	$0.64
Certain items:
Cost of sales:
Restructuring plan implementation costs	$—	$(12)	—	(8)	—	—
Sundry income (expense) - net:
Chlorine value chain separation costs	(18)	—	(11)	—	(0.01)	—
Loss on early extinguishment of debt	—	(110)	—	(69)	—	(0.06)
Gain from K-Dow arbitration	—	2,161	—	1,647	—	1.37
Total certain items	$(18)	$2,039	$(11)	$1,570	$(0.01)	$1.31
Dilutive effect of assumed preferred stock conversion into shares of common stock						$(0.08)
Reported GAAP Amounts (5) (6)			$882	$2,340	$0.73	$1.87

Certain Items Impacting Results	Pretax Impact (1)		Net Income (2)		EPS - Diluted (3) (4)
	Six Months Ended		Six Months Ended		Six Months Ended
In millions, except per share amounts (Unaudited)	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Adjusted to exclude certain items (non-GAAP measures)			$1,857	$1,589	$1.53	$1.33
Certain items:
Cost of sales:
Restructuring plan implementation costs	$—	$(23)	—	(15)	—	(0.01)
Selling, general and administrative expenses:
Restructuring plan implementation costs	—	(1)	—	(1)	—	—
Sundry income (expense) - net:
Chlorine value chain separation costs	(18)	—	(11)	—	(0.01)	—
Loss on early extinguishment of debt	—	(170)	—	(107)	—	(0.09)
Gain from K-Dow arbitration	—	2,161	—	1,647	—	1.37
Provision for income taxes:
Uncertain tax position adjustments	—	—	—	(223)	—	(0.19)
Total certain items	$(18)	$1,967	$(11)	$1,301	$(0.01)	$1.08
Dilutive effect of assumed preferred stock conversion into shares of common stock						$(0.05)
Reported GAAP Amounts (5) (6)			$1,846	$2,890	$1.52	$2.36

(1)	Impact on "Income Before Income Taxes"

(2)	"Net Income Available for The Dow Chemical Company Common Stockholders"

(3)	"Earnings per common share - diluted"

(4)
For the three- and six-month periods ended June 30, 2013, conversion of the Company's Cumulative Convertible Perpetual Preferred Stock, Series A ("Preferred Stock") into shares of the Company's common stock was excluded from the calculation of "Diluted earnings per share adjusted to exclude certain items" as well as the earnings per share impact of certain items because the effect of including them would have been antidilutive.

(5)
For the three- and six-month periods ended June 30, 2013, an assumed conversion of the Company's Preferred Stock into shares of the Company's common stock was included in the calculation of diluted earnings per share (reported GAAP amount).

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

OUTLOOK
Dow continues to execute against its strategic and operating priorities to create significant shareholder value. In a global operating environment that is offering slow growth and volatility, Dow has taken actions to position the Company for continued earnings growth, driving productivity actions throughout the organization. Strategic investments in the U.S. Gulf Coast and the Middle East are accelerating as the Company remains committed to successfully completing construction, on time and on budget. Commercialization of science-driven, differentiated innovations - such as Enlist™ - aligned with attractive markets will continue to drive higher margins. Further, as previously committed, Dow maintains an active focus on exiting non-strategic businesses and assets.

Collectively, these priorities are driving higher earnings, return on capital improvements and margin expansion. Together, with the completion of the Company's $4.5 billion share buy-back authorization by year end, Dow is well positioned to continue rewarding shareholders.

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

SALES VOLUME AND PRICE BY OPERATING SEGMENT AND GEOGRAPHIC AREA

Sales Volume and Price by Operating Segment and	Three Months Ended			Six Months Ended
Geographic Area	Jun 30, 2014			Jun 30, 2014
Percentage change from prior year	Volume	Price	Total	Volume	Price	Total
Operating segments
Electronic and Functional Materials	5%	—%	5%	2%	—%	2%
Coatings and Infrastructure Solutions	2	1	3	4	—	4
Agricultural Sciences	3	—	3	3	(1)	2
Performance Materials	—	1	1	(1)	1	—
Performance Plastics	(5)	7	2	(3)	6	3
Feedstocks and Energy	3	(1)	2	2	(3)	(1)
Total	—%	2%	2%	—%	1%	1%
Geographic areas
United States	3%	2%	5%	—%	2%	2%
Europe, Middle East and Africa	2	4	6	2	2	4
Rest of World	(3)	—	(3)	(1)	—	(1)
Total	—%	2%	2%	—%	1%	1%

Sales Volume and Price by Operating Segment and	Three Months Ended			Six Months Ended
Geographic Area, Excluding Divestitures (1)	Jun 30, 2014			Jun 30, 2014
Percentage change from prior year	Volume	Price	Total	Volume	Price	Total
Operating segments
Electronic and Functional Materials	5%	—%	5%	2%	—%	2%
Coatings and Infrastructure Solutions	2	1	3	4	—	4
Agricultural Sciences	3	—	3	3	(1)	2
Performance Materials	—	1	1	(1)	1	—
Performance Plastics	(3)	7	4	(1)	6	5
Feedstocks and Energy	3	(1)	2	2	(3)	(1)
Total	1%	2%	3%	1%	1%	2%
Geographic areas
United States	3%	2%	5%	—%	2%	2%
Europe, Middle East and Africa	2	4	6	2	2	4
Rest of World	(2)	—	(2)	—	—	—
Total	1%	2%	3%	1%	1%	2%

(1)	Excludes sales related to Nippon Unicar Company Limited, divested on July 1, 2013, and sales of the Polypropylene Licensing and Catalysts business, divested on December 2, 2013.

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

Electronic and Functional Materials	Three Months Ended		Six Months Ended
In millions	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Sales	$1,205	$1,152	$2,338	$2,293
Price change from comparative period	—%	N/A	—%	N/A
Volume change from comparative period	5%	N/A	2%	N/A
Equity earnings	$22	$28	$53	$45
EBITDA	$303	$254	$593	$527

Electronic and Functional Materials sales in the second quarter of 2014 were $1,205 million, up 5 percent from $1,152 million in the second quarter of 2013, due to volume. Volume improved across most business units. Volume increases in North America and Asia Pacific more than offset declines in EMEA and Latin America. Price was flat as decreases in Asia Pacific were largely offset by the favorable impact of currency in EMEA.

EBITDA in the second quarter of 2014 was $303 million, up from $254 million in the second quarter of 2013. EBITDA improved from last year as increased sales volume, lower R&D and SG&A spending and lower planned maintenance turnaround spending more than offset the unfavorable impact of currency on costs and lower equity earnings from Dow Corning.

Dow Electronic Materials sales in the second quarter of 2014 increased 2 percent from the same quarter last year, with volume up 3 percent and price down 1 percent. Volume increased in Interconnect Technologies due to higher demand for printed circuit boards used in smart devices and automotive electronics applications. Volume increased in Semiconductor Technologies due to higher demand for chemical mechanical planarization pads and slurries, driven by higher semiconductor foundry utilization rates. Volume was slightly lower in Display Technologies due to lower demand for films and filters. The decrease in price was driven by continued competitive pricing pressure.

Functional Materials sales in the second quarter of 2014 increased 7 percent from the same quarter last year, entirely due to volume. Volume improved across all businesses and geographic areas, except EMEA. The increase in volume was driven by higher demand for acrolein, specialty biocides used in energy and water applications, cellulosics used in food and pharmaceutical applications and specialty amines and polymers used in industrial applications.

Electronic and Functional Materials sales were $2,338 million for the first six months of 2014, up 2 percent from $2,293 million in the first six months of 2013. Compared with last year, volume was up 2 percent and price was flat. EBITDA for the first six months of 2014 was $593 million, up from $527 million in the first six months of 2013. EBITDA improved from last year primarily due to increased sales volume, lower R&D and SG&A spending and higher equity earnings from Dow Corning.

In January 2014, the Chinese Ministry of Commerce ("MOFCOM") issued a final determination on antidumping and countervailing duty investigations of imports of solar-grade polycrystalline silicon products from the United States ("U.S.") and Korea. As a result of the final determination, antidumping duties imposed on producers in the U.S. and Korea remain at the provisional rates of 2.4 percent to 57.0 percent, including duties of 53.3 percent on future imports of solar-grade polycrystalline silicon produced by Dow Corning. Countervailing duties imposed on producers in the U.S. and Korea are 2.1 percent. The requirement for customers to pay duties on imports from solar-grade polycrystalline silicon producers is effective July 2014 for the antidumping duties and September 2013 for the countervailing duties. Dow Corning will not be subject to duties for previous sales. Dow Corning is evaluating possible actions in response to the final determination.

COATINGS AND INFRASTRUCTURE SOLUTIONS
The Coatings and Infrastructure Solutions segment consists of the following businesses: Dow Building and Construction, Dow Coating Materials, Dow Water and Process Solutions, and Performance Monomers; and includes a portion of the Company's share of the results of Dow Corning Corporation, a joint venture of the Company.

Coatings and Infrastructure Solutions	Three Months Ended		Six Months Ended
In millions	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Sales	$1,951	$1,888	$3,700	$3,555
Price change from comparative period	1%	N/A	—%	N/A
Volume change from comparative period	2%	N/A	4%	N/A
Equity earnings	$43	$25	$114	$51
EBITDA	$257	$250	$481	$436

Coatings and Infrastructure Solutions sales were $1,951 million in the second quarter of 2014, up from $1,888 million in the second quarter of 2013. Sales increased 3 percent, with volume up 2 percent and price up 1 percent, with more than one-third of the price increase due to the favorable impact of currency. Volume was higher across all geographic areas, except Latin America. Dow Coating Materials volume increased due to demand growth in industrial coatings and architectural coatings. Dow Water and Process Solutions volume increased due to higher demand for ion exchange resins and increased shipments of reverse osmosis membranes in North America. Performance Monomers volume was flat with increases in acrylic acid offset by declines in vinyl acetate monomer due to planned maintenance turnarounds. Dow Building and Construction volume decreased due to weaker demand in the Asia Pacific construction industry. Modest price gains in Performance Monomers were partially offset by declines in Dow Building and Construction and Dow Coating Materials.

EBITDA in the second quarter of 2014 was $257 million, up from $250 million in the second quarter of 2013. EBITDA increased from the same quarter last year as higher selling prices, increased sales volume and improved equity earnings more than offset higher feedstock and energy and other raw material costs and higher maintenance turnaround spending.

Coatings and Infrastructure Solutions sales were $3,700 million for the first six months of 2014, up 4 percent from $3,555 million in the first six months of 2013. Volume was up 4 percent and price was unchanged. Volume improved in all geographic areas, except Latin America, and in all businesses, except Dow Water and Process Solutions.

EBITDA for the first six months of 2014 was $481 million, compared with $436 million in the first six months of 2013. EBITDA improved from last year as higher equity earnings, increased sales volume and lower R&D spending more than offset higher feedstock and energy and other raw material costs.

In January 2014, MOFCOM issued a final determination on antidumping and countervailing duty investigations of imports of solar-grade polycrystalline silicon products from the U.S. and Korea. As a result of the final determination, antidumping duties imposed on producers in the U.S. and Korea remain at the provisional rates of 2.4 percent to 57.0 percent, including duties of 53.3 percent on future imports of solar-grade polycrystalline silicon produced by Dow Corning. Countervailing duties imposed on producers in the U.S. and Korea are 2.1 percent. The requirement for customers to pay duties on imports from solar-grade polycrystalline silicon producers is effective July 2014 for the antidumping duties and September 2013 for the countervailing duties. Dow Corning will not be subject to duties for previous sales. Dow Corning is evaluating possible actions in response to the final determination.

AGRICULTURAL SCIENCES
The Agricultural Sciences segment is a global leader in providing crop protection and plant biotechnology products, urban pest management solutions and healthy oils. The business invents, develops, manufactures and markets products for use in agricultural, industrial and commercial pest management, and food service. Agricultural Sciences consists of two businesses - Crop Protection and Seeds.

Agricultural Sciences	Three Months Ended		Six Months Ended
In millions	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Sales	$1,907	$1,850	$4,026	$3,953
Price change from comparative period	—%	N/A	(1)%	N/A
Volume change from comparative period	3%	N/A	3%	N/A
Equity earnings	$2	$1	$2	$3
EBITDA	$281	$290	$810	$774

Agricultural Sciences sales were $1,907 million in the second quarter of 2014, up 3 percent from $1,850 million in the second quarter of 2013, a second quarter sales record for the segment and both businesses. Compared with the second quarter of 2013, volume increased 3 percent while price was flat. Sales growth in North America and Latin America more than offset sales declines in Asia Pacific, due to the unfavorable impact of currency, and EMEA, due to the early start of the cereal herbicides season. Crop Protection reported 3 percent sales growth with strong demand for spinosyns, soybean herbicides and new products despite a late start to the growing season in North America. The Seeds business reported 3 percent sales growth in the quarter with strong demand for corn and soybean seeds in North America and Latin America. EBITDA for the second quarter of 2014 was $281 million, down from $290 million in the second quarter of 2013 as higher sales volume was more than offset by higher operating expenses and increased investment in SG&A and R&D to support growth initiatives.

For the first six months of 2014, sales for Agricultural Sciences were $4,026 million, up 2 percent from $3,953 million in the first six months of 2013, representing a new sales record for the segment and the Crop Protection business for the first six months of the year. Compared with the same period last year, volume increased 3 percent and price decreased 1 percent. Agricultural Sciences reported sales growth in EMEA, Asia Pacific and Latin America while North America sales declined primarily due to the unfavorable impact of currency in Canada. Crop Protection sales increased 4 percent compared with the first six months of 2013, driven by new product sales, which increased 18 percent. Seeds reported a 4 percent decline in sales compared with the first six months of 2013 as strong soybean growth was offset by lower sales of sunflower seeds and a decline in canola seed sales in Canada due to lower planted acreage.

For the first six months of 2014, EBITDA was $810 million, a first-half EBITDA record for the segment and up $36 million from $774 million the first six months of 2013. EBITDA increased as higher sales volume from new product sales and new seed technologies more than offset lower selling prices (due to the unfavorable impact of currency) and increased R&D and SG&A expenses related to ongoing growth initiatives.

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

Performance Materials	Three Months Ended		Six Months Ended
In millions	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Sales	$3,440	$3,389	$6,731	$6,717
Price change from comparative period	1%	N/A	1%	N/A
Volume change from comparative period	—%	N/A	(1)%	N/A
Equity losses	$(30)	$(12)	$(54)	$(35)
EBITDA	$386	$284	$826	$724

Performance Materials sales were $3,440 million in the second quarter of 2014, up 1 percent from $3,389 million in the second quarter of 2013. Price increased 1 percent with 60 percent of the increase due to the favorable impact from currency, primarily in EMEA. Price increases in EMEA and North America more than offset declines in Latin America and Asia Pacific. Favorable market conditions drove price increases in Amines and Dow Automotive Systems across all geographic areas. Price increases were reported in PO/PG in all geographic areas, except Latin America, driven by higher propylene costs and limited product availability. Higher propylene and other raw material costs drove increased prices in nearly all other businesses, except Dow Plastics Additives and Epoxy, which reported lower prices due to unfavorable market conditions. Volume was flat as growth in

North America and EMEA was offset by declines in Asia Pacific, primarily due to the expiration of a low margin marketing agreement. Polyurethanes reported improved volume due to strong demand in the consumer comfort market sector and continued growth in the industrial market sector. Epoxy experienced significant volume growth despite adverse market conditions. Dow Oil, Gas & Mining reported double-digit volume gains driven by differentiated products aligned to shale gas dynamics in North America and refining and processing applications in EMEA. Dow Automotive Systems volume increased due to strong demand for structural adhesives used in the transportation industry. Volume declined in Amines, Oxygenated Solvents, and Polyglycols, Surfactants & Fluids due to the expiration of a low margin marketing agreement.
EBITDA for the second quarter of 2014 was $386 million, up from $284 million in the second quarter of 2013. Compared with the same period last year, higher selling prices, improved operating rates and lower operating costs more than offset increased propylene and energy costs, higher spending from planned maintenance turnarounds and unplanned production outages and higher equity losses from Sadara.
For the first half of 2014, Performance Materials sales were $6,731 million, essentially flat with $6,717 million in the first half of 2013. Compared with last year, price improved 1 percent and volume declined 1 percent. Price increases in North America and EMEA more than offset price declines in Asia Pacific and Latin America. Amines, Oxygenated Solvents and Polyglycols, Surfactants & Fluids volume decreased primarily due to the expiration of a low margin marketing agreement which more than offset growth in Epoxy and Polyurethanes.
EBITDA for the first six months of 2014 was $826 million, up from $724 million in the first six months of 2013. EBITDA increased due to the impact of higher selling prices, lower other raw material costs and improved operating rates which more than offset increased propylene and energy costs, increased spending for planned maintenance turnarounds and higher equity losses from Sadara.

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

Performance Plastics	Three Months Ended		Six Months Ended
In millions	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Sales	$3,746	$3,676	$7,359	$7,174
Price change from comparative period	7%	N/A	6%	N/A
Volume change from comparative period	(5)%	N/A	(3)%	N/A
Volume change, excluding divestitures	(3)%	N/A	(1)%	N/A
Equity earnings	$71	$88	$132	$145
EBITDA	$1,067	$1,010	$2,067	$1,962

Performance Plastics sales in the second quarter of 2014 were $3,746 million, up 2 percent from $3,676 million in the second quarter of 2013. Price increased 7 percent primarily driven by higher feedstock and energy costs. Price increased in all geographic areas and all businesses. Volume declined 5 percent, partially due to the divestiture of the Polypropylene Licensing and Catalysts business and the Company’s 50 percent ownership interest in Nippon Unicar Company Limited. Excluding the impact of these divestitures, volume declined 3 percent with decreases across all businesses. Production outages in North America, notably the Company’s Plaquemine, Louisiana, ethylene production facilities drove lower volume in Dow Packaging and Specialty Plastics. Despite steady demand in the transportation, infrastructure and adhesive market sectors, Dow Elastomers and Dow Electrical and Telecommunications volume decreased due to tight supply resulting from planned maintenance turnarounds and unplanned production outages.

EBITDA in the second quarter of 2014 was $1,067 million, up from $1,010 million in the second quarter of 2013. EBITDA improved as higher selling prices more than offset lower sales volume, higher feedstock and energy costs, increased spending on planned maintenance turnarounds and unplanned outages, lower equity earnings from Univation and higher equity losses from Sadara.

Performance Plastics sales for the first six months of 2014 were $7,359 million, an increase of 3 percent from $7,174 million in the first six months of 2013. Compared with the same period last year, price increased 6 percent while volume decreased 3 percent. Excluding the impact of recent divestitures, volume declined 1 percent. EBITDA for the first six months of 2014 was $2,067 million, up from $1,962 million in the first six months of 2013. EBITDA improved as the impact of higher selling prices, improved results from The SCG-Dow Group and higher equity earnings from The Kuwait Styrene Company K.S.C. more than offset higher feedstock and energy costs, increased spending on planned maintenance turnarounds and unplanned outages, lower equity earnings from Univation, higher equity losses from Sadara and the impact of lower sales volume.

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

Feedstocks and Energy	Three Months Ended		Six Months Ended
In millions	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Sales	$2,595	$2,543	$5,053	$5,099
Price change from comparative period	(1)%	N/A	(3)%	N/A
Volume change from comparative period	3%	N/A	2%	N/A
Equity earnings	$125	$105	$246	$264
EBITDA	$190	$193	$363	$433

Feedstocks and Energy sales were $2,595 million in the second quarter of 2014, up 2 percent from $2,543 million in the second quarter of 2013, with volume up 3 percent and price down 1 percent. For the first six months of 2014, sales were $5,053 million, down from $5,099 million in the first six months of 2013. Compared with the first half of 2013, price decreased 3 percent while volume increased 2 percent.

Sales for the Hydrocarbons business increased 8 percent in the second quarter of 2014 compared with the same quarter last year, with volume up 6 percent and price up 2 percent. Volume increased due to opportunistic sales of ethylene in North America and Asia Pacific and increased cumene sales in EMEA, due to higher operating rates. Price increased due to higher prices in Europe driven by the favorable impact of currency. For the first six months of 2014, sales were up 3 percent from the same period last year.

Sales for the Energy business are primarily opportunistic merchant sales driven by market conditions and sales to customers located on Dow manufacturing sites. Energy sales decreased 30 percent in the second quarter of 2014 compared with the same quarter last year, primarily in North America. Volume decreased 23 percent and price decreased 7 percent. For the first six months of 2014, sales were down 12 percent from the same period last year.

The Company uses derivatives of crude oil and natural gas as feedstocks in its ethylene facilities. In addition, the Company purchases electric power, ethylene and propylene to supplement internal production, as well as other raw materials. The Company's cost of purchased feedstocks and energy in the second quarter of 2014 increased $356 million (7 percent) compared with the same quarter last year. This is primarily the result of increased propane, naphtha, condensate and propylene costs.

Sales for the Chlor-Alkali/Chlor-Vinyl business decreased 3 percent in the second quarter of 2014 compared with the same period last year, with price down 7 percent and volume up 4 percent. Price decreased primarily due to a decline in caustic soda prices globally, resulting from new industry capacity in the United States, ample supply in Europe and stronger chlorine derivative production. The volume increase was driven primarily by caustic soda sales in Europe and Latin America. For the first six months of 2014, sales were down 4 percent from the same period last year.

EO/EG sales were down 17 percent in the second quarter of 2014 compared with the same period last year, driven by a 14 percent decrease in volume and a 3 percent decline in price. The decline in volume was primarily the result of decreased licensing sales due to the timing of milestone payments. Price declines were driven by monoethylene glycol, which was impacted by high industry inventory levels in Asia Pacific. For the first six months of 2014, sales were down 25 percent from the same period last year.

Feedstocks and Energy EBITDA in the second quarter of 2014 was $190 million, down slightly from $193 million in the second quarter of 2013. The decrease in EBITDA was due to the impact of lower caustic soda prices, partially offset by higher equity earnings from MEGlobal, which was impacted by a planned maintenance turnaround in the second quarter of 2013, and The Kuwait Olefins Company K.S.C. EBITDA for the first six months of 2014 was $363 million, down from $433 million in the same period last year. EBITDA decreased as lower spending on planned maintenance turnarounds was more than offset by lower selling prices and lower equity earnings from EQUATE, The Kuwait Olefins Company K.S.C. and MEGlobal. The Hydrocarbons business transfers materials to Dow's derivative businesses and the Energy business supplies utilities to Dow's businesses at net cost, resulting in EBITDA that is at or near break-even for these businesses.

In the first quarter of 2014, the Company's joint venture membrane chlor-alkali facility with Mitsui & Co., Ltd., Dow-Mitsui Chlor-Alkali LLC, successfully initiated full-scale, commercial production. The new facility has a nameplate capacity of approximately 800,000 metric tons per year of chlorine. This new world scale facility will replace 800,000 metric tons per year of older capacity at Dow's Freeport site. The joint venture is a variable interest entity and is included in Dow's consolidated financial statements. For additional information, see Note 19 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

CORPORATE
Included in the results for Corporate are:

•	results of insurance company operations;

•	results of Ventures (which includes new business incubation platforms focused on identifying and pursuing new commercial opportunities);

•	Venture Capital;

•	gains and losses on sales of financial assets;

•	stock-based compensation expense;

•	severance costs;

•	asbestos-related defense and resolution costs;

•	foreign exchange results;

•	non-business aligned technology licensing and catalyst activities;

•	environmental operations;

•	enterprise level mega project activities; and

•	certain corporate overhead costs and cost recovery variances not allocated to the operating segments.

Corporate	Three Months Ended		Six Months Ended
In millions	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Sales	$73	$79	$171	$169
Equity losses	$(6)	$(7)	$(15)	$(15)
EBITDA	$(260)	$1,885	$(520)	$1,530
Certain items impacting EBITDA	$(18)	$2,039	$(18)	$1,967

Sales for Corporate, which primarily relate to the Company's insurance operations, were $73 million in the second quarter of 2014, down from $79 million the second quarter of 2013. For the first six months of 2014, sales were $171 million, up from $169 million in the same period of 2013.

EBITDA in the second quarter of 2014 was a loss of $260 million, compared with a gain of $1,885 million in the second quarter of 2013. Compared with the same period last year, EBITDA was negatively impacted by higher performance-based compensation costs (including expenses related to stock-based compensation), higher severance costs and $18 million of nonrecurring transaction costs associated with the planned separation of a significant portion of the Company’s chlorine value chain. EBITDA in the second quarter of 2013 was favorably impacted by a gain from the K-Dow arbitration (including a pretax gain of $2.161 billion related to damages awarded) and the reimbursement of expenses related to the K-Dow arbitration. EBITDA in the second quarter of 2013 was negatively impacted by a $110 million loss related to the early extinguishment of debt as well as $12 million of implementation costs related to the Company's 2012 restructuring programs.

EBITDA for the first six months of 2014 was a loss of $520 million, compared with a gain of $1,530 million in the same period last year. EBITDA was negatively impacted by higher severance costs, foreign currency losses, increased environmental remediation costs and $18 million of nonrecurring transaction costs associated with the planned separation of a significant portion of the Company’s chlorine value chain. EBITDA for the first six months of 2013 was favorably impacted by a gain from the K-Dow arbitration (including a pretax gain of $2.161 billion related to damages awarded), the reimbursement of expenses related to the K-Dow arbitration and lower performance-based compensations costs. EBITDA for the first six months of 2013 was reduced by a $170 million loss related to the early extinguishment of debt as well as $24 million of implementation costs related to the Company's 2012 restructuring programs.

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents of $3,843 million at June 30, 2014 and $5,940 million at December 31, 2013, of which $1,706 million at June 30, 2014 and $2,030 million at December 31, 2013 was held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. At June 30, 2014, management believed that sufficient liquidity was available in the United States. However, in the unusual event that additional foreign funds are needed in the United States, the Company has the ability to repatriate additional funds. The repatriation could result in an adjustment to the tax liability after considering available foreign tax credits and other tax attributes.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Six Months Ended
In millions	Jun 30, 2014	Jun 30, 2013
Cash provided by (used in):
Operating activities	$1,970	$4,188
Investing activities	(1,468)	(712)
Financing activities	(2,589)	(2,861)
Effect of exchange rate changes on cash	(10)	(50)
Summary
Increase (decrease) in cash and cash equivalents	$(2,097)	$565
Cash and cash equivalents at beginning of year	5,940	4,318
Cash and cash equivalents at end of period	$3,843	$4,883

Cash Flows from Operating Activities
In the first six months of 2014, cash provided by operating activities decreased compared with the same period last year, primarily due to a $2.195 billion cash payment received in the second quarter of 2013 related to the K-Dow arbitration settlement.

The following table presents working capital and certain balance sheet ratios:

Net Working Capital In millions	Jun 30, 2014		Dec 31, 2013
Current assets	$24,283		$24,977
Current liabilities	11,879		11,971
Net working capital	$12,404		$13,006
Current ratio	2.04	:1	2.09	:1
Days-sales-outstanding-in-receivables	48		46
Days-sales-in-inventory	72		70

Net working capital decreased from December 31, 2013 to June 30, 2014, primarily due to a decline in cash and cash equivalents which was partially offset by increases in accounts and notes receivable and inventory. Days sales-in-inventory increased slightly in the six months of 2014 due to the intentional build up of inventory to address seasonal demand and planned maintenance turnarounds. Days sales-outstanding-in-receivables increased slightly from December 31, 2013.

Cash Flows from Investing Activities
In the first six months of 2014, cash used in investing activities increased compared with the same period last year, primarily due to capital expenditures. Capital spending was $1,536 million in the first six months of 2014, compared with $852 million in the first six months of 2013, reflecting increased spending on projects related to the Company's U.S. Gulf Coast investments. The Company expects capital spending in 2014 to be approximately $3.4 billion to $3.6 billion.

Cash Flows from Financing Activities
In the first six months of 2014, cash used in financing activities decreased compared with the same period last year due to lower payments on long-term debt and increased proceeds from the issuance and sale of common stock which was partially offset by increased share repurchases and higher dividends paid to stockholders. The first six months of 2013 were impacted by the absence of the fourth quarter dividend payment (accelerated and paid in the fourth quarter of 2012) and the early redemption of $2.1 billion of debt.

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

Commercial Paper
Dow issues promissory notes under its U.S. and Euromarket commercial paper programs. The Company had no commercial paper outstanding at June 30, 2014 or December 31, 2013. The Company maintains access to the commercial paper market at competitive rates.

Committed Credit Facilities
In the event Dow has short-term liquidity needs and is unable to issue commercial paper for any reason, Dow has the ability to access liquidity through its committed and available credit facilities, as summarized below:

Committed and Available Credit Facilities at June 30, 2014
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

Shelf Registration - Japan
At June 30, 2014, the Company had Japanese yen 50 billion (approximately $493 million) of securities available for issuance under a shelf registration renewed with the Kanto Local Finance Bureau of the Ministry of Finance of Japan effective September 8, 2012, which will expire on September 7, 2014. The Company intends to renew this shelf registration in the third quarter of 2014.

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

As Dow continues to maintain its strong balance sheet and financial flexibility, management is focused on net debt, as Dow believes this is the best representation of the Company’s financial leverage. As shown in the following table, net debt is equal to total gross debt minus "Cash and cash equivalents." At June 30, 2014, net debt as a percent of total capitalization was 33.4 percent.

Total Debt In millions	Jun 30, 2014	Dec 31, 2013
Notes payable	$587	$443
Long-term debt due within one year	208	697
Long-term debt	17,036	16,820
Gross debt	$17,831	$17,960
Cash and cash equivalents	$3,843	$5,940
Net debt	$13,988	$12,020
Gross debt as a percent of total capitalization	39.0%	39.0%
Net debt as a percent of total capitalization	33.4%	30.0%

See Note 10 to the Consolidated Financial Statements for information related to the Company's notes payable and long-term debt activity.

Dow's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. The Company's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of the Company's consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Revolving Credit Facility equals or exceeds $500 million. The ratio of the Company's consolidated indebtedness to consolidated capitalization as defined in the Revolving Credit Facility was 0.38 to 1.00 at June 30, 2014. At June 30, 2014, management believes the Company was in compliance with all of its covenants and default provisions. For information on Dow's covenants and default provisions, see Note 16 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

Dividends
On May 15, 2014, the Board of Directors announced the declaration of a quarterly dividend of $0.37 per share, payable July 30, 2014, to stockholders of record on June 30, 2014. Since 1912, the Company has maintained or increased the amount of the quarterly dividend, adjusted for stock splits, with the exception of February 12, 2009. During this 102-year period, Dow has increased the amount of the quarterly dividend 50 times (approximately 12 percent of the time), reduced the dividend once and maintained the amount of the quarterly dividend approximately 88 percent of the time.

On May 15, 2014, the Board of Directors declared a quarterly dividend of $85 million to Cumulative Convertible Perpetual Preferred Stock, Series A shareholders of record on June 15, 2014, which was paid on July 1, 2014. Ongoing dividends related to Cumulative Convertible Perpetual Preferred Stock, Series A will accrue at the rate of $85 million per quarter, and are payable quarterly subject to Board of Directors’ approval.

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

During the first six months of 2014, the Company purchased 42.8 million shares of common stock at a cost of $2.1 billion. At June 30, 2014, approximately $2.1 billion of the share buy-back program authorization remained available for additional repurchases. The existing authorized share buy-back program is expected to be completed in 2014. For additional information, see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Restructuring
The activities related to the 4Q12 Restructuring Plan are expected to result in additional cash expenditures of $97 million, primarily through March 31, 2015, related to severance costs, contract cancellation fees and environmental remediation (see Note 3 to the Consolidated Financial Statements). The Company expects to incur additional costs in the future related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations, and to ensure competitiveness across its businesses and geographic areas. Future costs are expected to include demolition costs related to closed facilities and restructuring plan implementation costs; these costs will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

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

The following table represents the annual fixed and determinable portion of all obligations under the Company's purchase commitments at June 30, 2014. See Note 8 to the Consolidated Financial Statements.

Contractual Obligations at June 30, 2014	Payments Due by Year
In millions	2014	2015	2016	2017	2018	2019 and beyond	Total
Purchase Commitments - take-or-pay and throughput obligations	$3,308	$3,000	$2,687	$2,248	$1,980	$7,308	$20,531

Contractual Obligations at December 31, 2013	Payments Due by Year
In millions	2014	2015	2016	2017	2018	2019 and beyond	Total
Purchase Commitments - take-or-pay and throughput obligations	$2,858	$2,580	$2,175	$1,924	$1,818	$6,883	$18,238

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

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. The Company had outstanding guarantees at June 30, 2014 of $5,664 million, down from $5,782 million at December 31, 2013. Additional information related to guarantees can be found in the “Guarantees” section of Note 8 to the Consolidated Financial Statements.

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

The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem based on criteria developed by Union Carbide and its external consultants:

	2014	2013
Claims unresolved at January 1	29,005	33,449
Claims filed	4,740	5,972
Claims settled, dismissed or otherwise resolved	(4,333)	(5,381)
Claims unresolved at June 30	29,412	34,040
Claimants with claims against both UCC and Amchem	(8,309)	(10,092)
Individual claimants at June 30	21,103	23,948

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

Dow uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Company is a historical simulation model which captures co-movements in market rates across different instruments and market risk exposure categories. The historical simulation model uses a 97.5 percent confidence level and the historical scenario period includes at least six months of historical data. The June 30, 2014, 2013 year-end and 2013 average daily VAR for the aggregate of all positions are shown below. These amounts are immaterial relative to the total equity of the Company:

Total Daily VAR by Exposure Type		2013
In millions	At Jun 30, 2014	Year-end	Average
Commodities	$2	$1	$5
Equities	$9	$13	$12
Foreign exchange	$2	$5	$4
Interest rate	$118	$167	$160
Composite	$129	$173	$164

The Company’s daily VAR for the aggregate of all positions decreased from a composite VAR of $173 million at December 31, 2013 to a composite VAR of $129 million at June 30, 2014. The primary driver for the decrease in aggregate VAR is due to a reduction in interest rate VAR which declined due to a decrease in interest rate volatility. Declining volatilities also reduced the equities and foreign exchange VARs while the commodity VAR remained largely unchanged. See Note 10 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for further disclosure regarding market risk.

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

The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred during the second quarter of 2014. For a summary of the history and current status of this matter, see Note 8 to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

Environmental Matters
Dow AgroSciences LLC ("DAS"), a wholly owned subsidiary of the Company, received two separate notices from the U.S. Environmental Protection Agency ("EPA"), the first dated April 16, 2014 and the second dated May 27, 2014, seeking civil penalties for alleged violations by supplemental distributors of certain DAS products of various requirements under the Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA) regulating production and labeling of pesticides. In each matter, the EPA is seeking to collect a civil penalty from DAS, as the primary registrant, in excess of $100,000. Discussion between DAS and the applicable EPA Regional Office handling each matter are ongoing.

ITEM 1A.  RISK FACTORS
There were no material changes in the Company's risk factors in the second quarter of 2014.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended June 30, 2014:

Issuer Purchases of Equity Securities		Average price paid per share	Total number of shares purchased as part of the Company's publicly announced share repurchase program (1)	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program (1)
Period	Total number of shares purchased
April 2014	493,800	$48.61	493,800	$2,919,503,883
May 2014	9,350,520	$49.37	9,350,520	$2,457,893,545
June 2014	6,939,380	$52.51	6,939,380	$2,093,503,836
Second quarter 2014	16,783,700	$50.64	16,783,700	$2,093,503,836

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
DOW

The following trademark of Dow AgroSciences LLC appear in this report:
ENLIST

The Dow Chemical Company and Subsidiaries Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOW CHEMICAL COMPANY
Registrant
Date: July 29, 2014

/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Vice President and Controller

The Dow Chemical Company and Subsidiaries Exhibit Index

EXHIBIT NO.	DESCRIPTION

10(fff)
The Dow Chemical Company Amended and Restated 2012 Stock Incentive Plan, effective as of May 15, 2014, incorporated by reference to Exhibit 10.1 to The Dow Chemical Company Current Report on Form 8-K filed on May 20, 2014.

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