Form 10-Q
period 2014-09-30
DOW CHEMICAL CO /DE/
filed 2014-10-28
CIK 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2014

or

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☑ No

Outstanding at
Class	September 30, 2014
Common Stock, par value $2.50 per share	1,178,560,644 shares

The Dow Chemical Company
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2014

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions, except per share amounts (Unaudited)	Sep 30, 2014	Sep 30, 2013	Sep 30, 2014	Sep 30, 2013
Net Sales	$14,405	$13,734	$43,783	$42,694
Cost of sales	11,776	11,716	35,853	35,526
Research and development expenses	409	418	1,219	1,270
Selling, general and administrative expenses	753	698	2,283	2,186
Amortization of intangibles	108	114	330	344
Equity in earnings of nonconsolidated affiliates	229	322	707	780
Sundry income (expense) - net	(23)	59	31	2,080
Interest income	10	11	32	29
Interest expense and amortization of debt discount	233	264	721	839
Income Before Income Taxes	1,342	916	4,147	5,418
Provision for income taxes	378	231	1,147	1,630
Net Income	964	685	3,000	3,788
Net income attributable to noncontrolling interests	27	6	47	49
Net Income Attributable to The Dow Chemical Company	937	679	2,953	3,739
Preferred stock dividends	85	85	255	255
Net Income Available for The Dow Chemical Company Common Stockholders	$852	$594	$2,698	$3,484

Per Common Share Data:
Earnings per common share - basic	$0.72	$0.50	$2.27	$2.92
Earnings per common share - diluted	$0.71	$0.49	$2.24	$2.88

Common stock dividends declared per share of common stock	$0.37	$0.32	$1.11	$0.96
Weighted-average common shares outstanding - basic	1,167.2	1,187.4	1,178.9	1,184.9
Weighted-average common shares outstanding - diluted	1,184.1	1,194.2	1,195.7	1,287.8

Depreciation	$550	$509	$1,592	$1,518
Capital Expenditures	$930	$566	$2,466	$1,418
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2014	Sep 30, 2013	Sep 30, 2014	Sep 30, 2013
Net Income	$964	$685	$3,000	$3,788
Other Comprehensive Income (Loss), Net of Tax
Net change in unrealized gains on investments	(24)	20	(15)	(11)
Translation adjustments	(716)	303	(800)	34
Adjustments to pension and other postretirement benefit plans	93	149	264	432
Net gains (losses) on cash flow hedging derivative instruments	5	(16)	7	(9)
Other comprehensive income (loss)	(642)	456	(544)	446
Comprehensive Income	322	1,141	2,456	4,234
Comprehensive income attributable to noncontrolling interests, net of tax	11	9	40	18
Comprehensive Income Attributable to The Dow Chemical Company	$311	$1,132	$2,416	$4,216
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Sep 30, 2014	Dec 31, 2013
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2014: $229; 2013: $147)	$5,768	$5,940
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2014: $150; 2013: $148)	5,032	4,935
Other	4,764	4,712
Inventories	9,019	8,303
Deferred income tax assets - current	824	743
Other current assets	323	344
Total current assets	25,730	24,977
Investments
Investment in nonconsolidated affiliates	4,385	4,501
Other investments (investments carried at fair value - 2014: $2,049; 2013: $2,056)	2,489	2,541
Noncurrent receivables	396	365
Total investments	7,270	7,407
Property
Property	55,072	55,114
Less accumulated depreciation	37,378	37,660
Net property (variable interest entities restricted - 2014: $2,718; 2013: $2,646)	17,694	17,454
Other Assets
Goodwill	12,688	12,798
Other intangible assets (net of accumulated amortization - 2014: $3,604; 2013: $3,270)	3,976	4,314
Deferred income tax assets - noncurrent	1,572	1,964
Asbestos-related insurance receivables - noncurrent	74	86
Deferred charges and other assets	569	501
Total other assets	18,879	19,663
Total Assets	$69,573	$69,501
Liabilities and Equity
Current Liabilities
Notes payable	$524	$443
Long-term debt due within one year	257	697
Accounts payable:
Trade	4,846	4,590
Other	2,461	2,290
Income taxes payable	572	435
Deferred income tax liabilities - current	104	133
Dividends payable	513	467
Accrued and other current liabilities	2,810	2,916
Total current liabilities	12,087	11,971
Long-Term Debt (variable interest entities nonrecourse - 2014: $1,310; 2013: $1,360)	19,001	16,820
Other Noncurrent Liabilities
Deferred income tax liabilities - noncurrent	637	718
Pension and other postretirement benefits - noncurrent	7,420	8,176
Asbestos-related liabilities - noncurrent	382	434
Other noncurrent obligations	3,144	3,302
Total other noncurrent liabilities	11,583	12,630
Redeemable Noncontrolling Interest	191	156
Stockholders’ Equity
Preferred stock, series A	4,000	4,000
Common stock	3,107	3,054
Additional paid-in capital	4,741	3,928
Retained earnings	22,792	21,407
Accumulated other comprehensive loss	(5,371)	(4,827)
Unearned ESOP shares	(337)	(357)
Treasury stock at cost	(3,201)	(307)
The Dow Chemical Company’s stockholders’ equity	25,731	26,898
Noncontrolling interests	980	1,026
Total equity	26,711	27,924
Total Liabilities and Equity	$69,573	$69,501
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
In millions (Unaudited)	Sep 30, 2014	Sep 30, 2013
Operating Activities
Net Income	$3,000	$3,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,055	1,992
Provision (credit) for deferred income tax	(8)	123
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	120	(42)
Pension contributions	(756)	(802)
Net gain on sales of investments	(69)	(40)
Net gain on sales of property, businesses and consolidated companies	(36)	(35)
Net gain on sale of ownership interests in nonconsolidated affiliates	—	(30)
Loss on early extinguishment of debt	—	173
Excess tax benefits from share-based payment arrangements	(30)	(16)
Other net loss	46	15
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(1,108)	(780)
Proceeds from interests in trade accounts receivable conduits	758	688
Inventories	(688)	(426)
Accounts payable	218	(197)
Other assets and liabilities	243	1,179
Cash provided by operating activities	3,745	5,590
Investing Activities
Capital expenditures	(2,466)	(1,418)
Proceeds from sale-leaseback of assets	417	39
Proceeds from sales of property, businesses and consolidated companies, net of cash divested	97	68
Investments in consolidated companies, net of cash acquired	(6)	(18)
Investments in and loans to nonconsolidated affiliates	(47)	(78)
Distributions and loan repayments from nonconsolidated affiliates	23	18
Proceeds from sale of ownership interests in nonconsolidated affiliates	—	66
Purchases of investments	(461)	(367)
Proceeds from sales and maturities of investments	544	450
Cash used in investing activities	(1,899)	(1,240)
Financing Activities
Changes in short-term notes payable	96	39
Proceeds from issuance of long-term debt	2,328	749
Payments on long-term debt	(643)	(3,314)
Purchases of treasury stock	(3,100)	(134)
Proceeds from issuance of common stock	679	247
Proceeds from sales of common stock	214	—
Issuance costs on debt and equity securities	(19)	(5)
Excess tax benefits from share-based payment arrangements	30	16
Contributions from noncontrolling interests	36	35
Distributions to noncontrolling interests	(31)	(30)
Purchases of noncontrolling interests	(40)	—
Dividends paid to stockholders	(1,507)	(1,014)
Cash used in financing activities	(1,957)	(3,411)
Effect of Exchange Rate Changes on Cash	(61)	15
Summary
Increase (decrease) in cash and cash equivalents	(172)	954
Cash and cash equivalents at beginning of period	5,940	4,318
Cash and cash equivalents at end of period	$5,768	$5,272
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Nine Months Ended
In millions, except per share amounts (Unaudited)	Sep 30, 2014	Sep 30, 2013
Preferred Stock
Balance at beginning of year and end of period	$4,000	$4,000
Common Stock
Balance at beginning of year	3,054	3,008
Common stock issued	53	34
Balance at end of period	3,107	3,042
Additional Paid-in Capital
Balance at beginning of year	3,928	3,281
Common stock issued	840	213
Stock-based compensation and allocation of ESOP shares	(20)	207
Other	(7)	—
Balance at end of period	4,741	3,701
Retained Earnings
Balance at beginning of year	21,407	18,495
Net income available for The Dow Chemical Company common stockholders	2,698	3,484
Dividends declared on common stock (per share - 2014: $1.11; 2013: $0.96)	(1,299)	(1,139)
Dividend equivalents on participating securities	(14)	(10)
Balance at end of period	22,792	20,830
Accumulated Other Comprehensive Loss
Balance at beginning of year	(4,827)	(7,516)
Other comprehensive income (loss)	(544)	446
Balance at end of period	(5,371)	(7,070)
Unearned ESOP Shares
Balance at beginning of year	(357)	(391)
Shares allocated to ESOP participants	20	27
Balance at end of period	(337)	(364)
Treasury Stock
Balance at beginning of year	(307)	—
Purchases	(3,100)	(134)
Issuances - compensation plans	206	—
Balance at end of period	(3,201)	(134)
The Dow Chemical Company’s Stockholders’ Equity	25,731	24,005
Noncontrolling Interests
Balance at beginning of year	1,026	990
Net income attributable to noncontrolling interests	47	49
Distributions to noncontrolling interests	(31)	(30)
Capital contributions	36	35
Purchases of noncontrolling interests	(56)	—
Transfers to redeemable noncontrolling interests	(35)	—
Cumulative translation adjustments	(6)	(26)
Other	(1)	(5)
Balance at end of period	980	1,013
Total Equity	$26,711	$25,018
See Notes to the Consolidated Financial Statements.

(Unaudited)	The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 1. Financial Statements Notes to the Consolidated Financial Statements

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

Accounting Guidance Issued But Not Yet Adopted as of September 30, 2014
In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU is effective for fiscal years beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued or available for issuance. The Company is currently evaluating the impact of adopting this guidance.
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
In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning on or after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

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

The severance component of the 4Q12 Restructuring charge of $375 million was for the separation of approximately 2,850 employees under the terms of the Company's ongoing benefit arrangements, primarily by March 31, 2015. At December 31, 2013, severance of $236 million was paid and a liability of $139 million remained for 759 employees. In the first nine months of 2014, severance of $83 million was paid, leaving a liability of $56 million for approximately 390 employees at September 30, 2014.

The following table summarizes the activities related to the Company's 4Q12 Restructuring reserve:

4Q12 Restructuring Activities	Costs Associated with Exit or Disposal Activities	Severance Costs	Total
In millions
Reserve balance at December 31, 2013	$19	$139	$158
Cash payments	(1)	(43)	(44)
Reserve balance at March 31, 2014	$18	$96	$114
Cash payments	—	(17)	(17)
Reserve balance at June 30, 2014	$18	$79	$97
Cash payments	(1)	(23)	(24)
Reserve balance at September 30, 2014	$17	$56	$73

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

NOTE 4 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories In millions	Sep 30, 2014	Dec 31, 2013
Finished goods	$5,059	$4,717
Work in process	2,143	1,948
Raw materials	923	760
Supplies	894	878
Total inventories	$9,019	$8,303
The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $819 million at September 30, 2014 and $854 million at December 31, 2013.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the carrying amount of goodwill by operating segment:

Goodwill	Electronic and Functional Materials	Coatings and Infra- structure Solutions	Ag Sciences	Perf Materials	Perf Plastics	Feedstocks and Energy	Total
In millions
Net goodwill at Dec 31, 2013	$4,963	$4,076	$1,563	$738	$1,395	$63	$12,798
Foreign currency impact	(33)	(47)	—	(2)	(28)	—	(110)
Net goodwill at Sep 30, 2014	$4,930	$4,029	$1,563	$736	$1,367	$63	$12,688

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	At September 30, 2014			At December 31, 2013
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$1,775	$(1,016)	$759	$1,774	$(908)	$866
Patents	123	(109)	14	125	(109)	16
Software	1,270	(633)	637	1,186	(591)	595
Trademarks	685	(391)	294	686	(345)	341
Customer related	3,536	(1,312)	2,224	3,622	(1,181)	2,441
Other	154	(143)	11	154	(136)	18
Total other intangible assets, finite lives	$7,543	$(3,604)	$3,939	$7,547	$(3,270)	$4,277
IPR&D (1), indefinite lives	37	—	37	37	—	37
Total other intangible assets	$7,580	$(3,604)	$3,976	$7,584	$(3,270)	$4,314

(1)	In-process research and development (“IPR&D”) purchased in a business combination.

The following table provides information regarding amortization expense related to intangible assets:

Amortization Expense	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2014	Sep 30, 2013	Sep 30, 2014	Sep 30, 2013
Other intangible assets, excluding software	$108	$114	$330	$344
Software, included in “Cost of sales”	$18	$15	$51	$48

Total estimated amortization expense for 2014 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2014	$503
2015	$493
2016	$483
2017	$452
2018	$431
2019	$369

NOTE 6 – FINANCIAL INSTRUMENTS
A summary of the Company's financial instruments, risk management policies, derivative instruments and hedging activities can be found in Note 10 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. If applicable, updates have been included in the respective section below.

The following table summarizes the fair value of financial instruments at September 30, 2014 and December 31, 2013:

Fair Value of Financial Instruments
	At September 30, 2014				At December 31, 2013
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities: (1)
Debt securities:
Government debt (2)	$548	$24	$(3)	$569	$544	$28	$(8)	$564
Corporate bonds	674	45	(3)	716	659	43	(7)	695
Total debt securities	$1,222	$69	$(6)	$1,285	$1,203	$71	$(15)	$1,259
Equity securities	593	181	(10)	764	605	196	(4)	797
Total marketable securities	$1,815	$250	$(16)	$2,049	$1,808	$267	$(19)	$2,056
Long-term debt including debt due within one year (3)	$(19,258)	$11	$(3,710)	$(22,957)	$(17,517)	$296	$(2,246)	$(19,467)
Derivatives relating to:
Interest rates	$—	$—	$(8)	$(8)	$—	$—	$(5)	$(5)
Commodities (4)	$—	$10	$(20)	$(10)	$—	$11	$(2)	$9
Foreign currency	$—	$37	$(85)	$(48)	$—	$45	$(13)	$32

(1)	Included in “Other investments” in the consolidated balance sheets.

(2)	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

(3)	The cost basis includes fair value hedge adjustments of $21 million at September 30, 2014 and $22 million at December 31, 2013.

(4)	Presented net of cash collateral, as disclosed in Note 7.

Investments
The Company’s investments in marketable securities are primarily classified as available-for-sale. The following table provides the investing results from available-for-sale securities for the nine-month periods ended September 30, 2014 and September 30, 2013:

Investing Results	Nine Months Ended
In millions	Sep 30, 2014	Sep 30, 2013
Proceeds from sales of available-for-sale securities	$489	$409
Gross realized gains	$75	$63
Gross realized losses	$(2)	$(12)
The following table summarizes the contractual maturities of the Company’s investments in debt securities:

Contractual Maturities of Debt Securities at September 30, 2014
In millions	Amortized Cost	Fair Value
Within one year	$14	$15
One to five years	556	581
Six to ten years	476	490
After ten years	176	199
Total	$1,222	$1,285

At September 30, 2014, the Company had $1,670 million ($1,581 million at December 31, 2013) of held-to-maturity securities (primarily Treasury Bills) classified as cash equivalents, as these securities had original maturities of three months or less at the time of purchase. The Company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. At September 30, 2014, the Company had investments in money market funds of $1,050 million classified as cash equivalents ($1,331 million at December 31, 2013).

The aggregate cost of the Company’s cost method investments totaled $178 million at September 30, 2014 ($185 million at December 31, 2013). Due to the nature of these investments, either the cost basis approximates fair value or fair value is not readily determinable. These investments are reviewed quarterly for impairment indicators. The Company's impairment analysis resulted in a $6 million reduction in the cost basis of these investments for the nine-month period ended September 30, 2014 ($4 million reduction in the nine-month period ended September 30, 2013).
Accounting for Derivative Instruments and Hedging Activities
In the third quarter of 2014, the Company revised its risk management policies for cash flow hedges related to commodity swaps, futures and option contracts whereby allowing the maturity of trades to extend through December 2020, or 63 months at September 30, 2014 (at December 31, 2013 maturities of not more than 36 months were allowed). These trades are designated as cash flow hedges of forecasted commodity purchases. Current open contracts hedge forecasted transactions until December 2020. The effective portion of the mark-to-market effect of the cash flow hedge instrument is recorded in "Accumulated other comprehensive income (loss)" ("AOCI"); it is reclassified to income in the same period or periods that the underlying commodity purchase affects income.
The following table provides the fair value and gross balance sheet classification of derivative instruments at September 30, 2014 and December 31, 2013:

Fair Value of Derivative Instruments In millions	Balance Sheet Classification	Sep 30, 2014	Dec 31, 2013
Asset Derivatives
Derivatives designated as hedges:
Commodities	Other current assets	$8	$13
Foreign currency	Accounts and notes receivable – Other	24	—
Total derivatives designated as hedges		$32	$13
Derivatives not designated as hedges:
Commodities	Other current assets	$2	$1
Foreign currency	Accounts and notes receivable – Other	81	65
Total derivatives not designated as hedges		$83	$66
Total asset derivatives		$115	$79
Liability Derivatives
Derivatives designated as hedges:
Interest rates	Accounts payable – Other	$8	$5
Commodities	Accounts payable – Other	19	5
Foreign currency	Accounts payable – Other	1	9
Total derivatives designated as hedges		$28	$19
Derivatives not designated as hedges:
Commodities	Accounts payable – Other	$2	$1
Foreign currency	Accounts payable – Other	152	24
Total derivatives not designated as hedges		$154	$25
Total liability derivatives		$182	$44

Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.

The net after-tax amounts to be reclassified from AOCI to income within the next 12 months are a $4 million loss for interest rate contracts, a $12 million loss for commodity contracts and a $34 million gain for foreign currency contracts.

NOTE 7 – FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 11 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. If applicable, updates have been included in the respective section below.

Fair Value Measurements on a Recurring Basis
The following tables summarize the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at September 30, 2014 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Cash equivalents (2)	$—	$2,720	$—	$—	$2,720
Interests in trade accounts receivable conduits (3)	—	—	1,428	—	1,428
Equity securities (4)	727	37	—	—	764
Debt securities: (4)
Government debt (5)	—	569	—	—	569
Corporate bonds	—	716	—	—	716
Derivatives relating to: (6)
Commodities	1	9	—	—	10
Foreign currency	—	105	—	(68)	37
Total assets at fair value	$728	$4,156	$1,428	$(68)	$6,244
Liabilities at fair value:
Long-term debt (7)	$—	$22,957	$—	$—	$22,957
Derivatives relating to: (6)
Interest rates	—	8	—	—	8
Commodities	1	20	—	(1)	20
Foreign currency	—	153	—	(68)	85
Total liabilities at fair value	$1	$23,138	$—	$(69)	$23,070

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
Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding liabilities. The Company posted cash collateral of $15 million at September 30, 2014 ($5 million at December 31, 2013).
The following table summarizes the changes in fair value measurements using Level 3 inputs for the three- and nine-month periods ended September 30, 2014 and September 30, 2013:

Fair Value Measurements Using Level 3 Inputs	Three Months Ended		Nine Months Ended
Interests Held in Trade Receivable Conduits (1) In millions	Sep 30, 2014	Sep 30, 2013	Sep 30, 2014	Sep 30, 2013
Balance at beginning of period	$1,297	$1,291	$1,227	$1,057
Gain (loss) included in earnings (2)	1	(1)	(1)	(3)
Purchases	341	325	960	997
Settlements	(211)	(252)	(758)	(688)
Balance at end of period	$1,428	$1,363	$1,428	$1,363

(1)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets.

(2)	Included in “Selling, general and administrative expenses” in the consolidated statements of income.

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

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At September 30, 2014, the Company had accrued obligations of $724 million for probable environmental remediation and restoration costs, including $77 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2013, the Company had accrued obligations of $722 million for probable environmental remediation and restoration costs, including $73 million for the remediation of Superfund sites.

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

City of Midland
On March 6, 2012, the Company submitted an Interim Response Activity Plan Designed to Meet Criteria ("Work Plan") to the MDEQ that involved the sampling of soil at residential properties near the Midland site for the presence of dioxins to determine where clean-up may be required and then conducting remediation for properties that sample above the remediation criteria. The MDEQ approved the Work Plan on June 1, 2012 and implementation of the Work Plan began on June 4, 2012. During 2012 and 2013, the Company submitted and had approved by the MDEQ, amendments to the Work Plan to sample properties in 2012 and 2013 that were originally scheduled for sampling in 2014 through 2017. On March 14, 2014, the Company submitted a plan for properties to be sampled during 2014 ("2014 Plan"), as required by the approved Work Plan. On June 12, 2014, the Company submitted a modified plan based on MDEQ comments. The 2014 Plan was approved on June 27, 2014. As of September 30, 2014, remediation has been completed on 128 of the 132 properties that tested above the remediation criteria.

Tittabawassee and Saginaw Rivers, Saginaw Bay
The Company, the U.S. Environmental Protection Agency (“EPA”) and the State of Michigan ("State") entered into an administrative order on consent (“AOC”), effective January 21, 2010, that requires the Company to conduct a remedial investigation, a feasibility study and a remedial design for the Tittabawassee River, the Saginaw River and the Saginaw Bay, and pay the oversight costs of the EPA and the State under the authority of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). These actions, to be conducted under the lead oversight of the EPA, will build upon the investigative work completed under the State Resource Conservation Recovery Act (“RCRA”) program from 2005 through 2009. The Tittabawassee River, beginning at the Midland Site and extending down to the first six miles of the Saginaw River, are designated as the first Operable Unit for purposes of conducting the remedial investigation, feasibility study and remedial design work. This work will be performed in a largely upriver to downriver sequence for eight geographic segments of the Tittabawassee and upper Saginaw Rivers. In the first quarter of 2012, the EPA requested the Company address the Tittabawasee River floodplain as an additional segment. In August 2014, the EPA proposed for public comment the techniques that can be used to remedy the floodplain, including proposed site specific clean criteria. The remainder of the Saginaw River and the Saginaw Bay are designated as a second Operable Unit and the work associated with that unit may also be geographically segmented. The AOC does not obligate the Company to perform removal or remedial action; that action can only be required by a separate order. The Company and the EPA will be negotiating orders separate from the AOC that will obligate the Company to perform remedial actions under the scope of work of the AOC. The Company and the EPA have entered into three separate orders to perform limited remedial actions to implement early actions. In addition, the Company and the EPA have entered into two separate orders to address remedial actions in two of the nine geographic segments in the first Operable Unit.

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

On September 28, 2007, the Company and the natural resource damage trustees entered into a Funding and Participation Agreement that addressed the Company’s payment of past costs incurred by the natural resource damage trustees, payment of the costs of a trustee coordinator and a process to review additional cooperative studies that the Company might agree to fund or conduct with the natural resource damage trustees. On March 18, 2008, the Company and the natural resource damage trustees entered into a Memorandum of Understanding ("MOU") to provide a mechanism for the Company to fund cooperative studies related to the assessment of natural resource damages. This MOU was amended and funding of cooperative studies was extended until March 2014. All cooperative studies have been completed. On April 7, 2008, the natural resource damage trustees released their "Natural Resource Damage Assessment Plan for the Tittabawassee River System Assessment Area."

At September 30, 2014, the accrual for these off-site matters was $55 million (included in the total accrued obligation of $724 million at September 30, 2014). At December 31, 2013, the Company had an accrual for these off-site matters of $47 million (included in the total accrued obligation of $722 million at December 31, 2013).

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

Based on Union Carbide’s review of 2014 activity, Union Carbide determined that no adjustment to the accrual was required at September 30, 2014. Union Carbide’s asbestos-related liability for pending and future claims was $462 million at September 30, 2014. Approximately 24 percent of the recorded liability related to pending claims and approximately 76 percent related to future claims.

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

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds (the “Insurance Litigation”). The Insurance Litigation was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Since the filing of the case, Union Carbide has reached settlements with several of the carriers involved in the Insurance Litigation and continues to pursue a settlement with the remaining carrier. Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $23 million at September 30, 2014 and $25 million at December 31, 2013.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage. The following table summarizes Union Carbide’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Sep 30, 2014	Dec 31, 2013
Receivables for defense and resolution costs – carriers with settlement agreements	$61	$66
Receivables for insurance recoveries – carriers without settlement agreements	23	25
Total	$84	$91

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs was $32 million in the third quarter of 2014 ($26 million in the third quarter of 2013) and $86 million in the first nine months of 2014 ($77 million in the first nine months of 2013) and was reflected in "Cost of sales" in the consolidated statements of income.

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
In 2005, the Company, among others, was named as a defendant in multiple civil class action lawsuits alleging a conspiracy to fix the price of various urethane chemical products, namely the products that were the subject of the above described DOJ antitrust investigation. These lawsuits were consolidated in the U.S. District Court for the District of Kansas (the "District Court") or have been tolled. On July 29, 2008, the District Court certified a class of purchasers of the products for the six-year period from 1999 through 2004. Shortly thereafter, a series of “opt-out” cases were filed by a number of large volume purchasers; these cases are substantively identical to the class action lawsuit, but expanded the time period to include 1994 through 1998. In January 2013, the class action lawsuit went to trial in the District Court with the Company as the sole remaining defendant, the other defendants having previously settled. On February 20, 2013, the jury in the matter returned a damages verdict of approximately $400 million against the Company, which ultimately was trebled by the District Court under applicable antitrust laws - less offsets from other settling defendants - resulting in a judgment entered in July 2013 in the amount of $1.06 billion. The Company appealed this judgment to the U.S. Tenth Circuit Court of Appeals ("Tenth Circuit" or "Court of Appeals"), which heard oral arguments on the matter on May 14, 2014. On September 29, 2014, the Court of Appeals issued an opinion affirming the District Court judgment. On October 14, 2014, the Company filed a petition for Rehearing or Rehearing En Banc (collectively the "Petition") with the Court of Appeals. In the Petition, Dow requests that the Tenth Circuit’s September 29th decision be reheard to correct fundamental errors. Specifically, the Tenth Circuit panel’s decision violates the law of the U.S. Supreme Court as set out in Wal-Mart Stores, Inc. v. Dukes, 131 S. Ct. 2541 (2011) and Comcast Corp. v. Behrend, 133 S. Ct. 1426 (2013). Further, the Petition points out that the panel has not followed accepted circuit court law, including precedent from the U.S. First, Second, Third, Fifth, Eighth, Ninth, and D.C. Circuit Courts. To the contrary, the erroneous law applied by the panel is not supported by any other circuit court. The Tenth Circuit decision stands alone, and Dow’s Petition asks for this to be corrected to avoid a split in the circuit courts. The same day that Dow filed its Petition, the Tenth Circuit ordered the class plaintiffs to file a response to Dow’s Petition by October 24, 2014. On October 21, 2014, the Chamber of Commerce of the United States of America filed an amicus brief in support of Dow's Petition. On October 24, 2014, the class plaintiffs filed a response to Dow's Petition. The Court of Appeals may grant the Petition and rehear the case en banc or decline to rehear the case. If the Petition is denied or the results of any rehearing are unfavorable, the Company will pursue a petition for writ of certiorari with the U.S. Supreme Court seeking judicial review by the U.S. Supreme Court. While it is unknowable whether or not the U.S. Supreme Court will accept the petition for review, there are several compelling reasons why the U.S. Supreme Court should grant the petition for writ of certiorari and if the petition for writ of certiorari is accepted, the Company believes it is likely that the District Court judgment will be vacated.

The Company has consistently denied plaintiffs’ allegations of price fixing and, as outlined above, the Company will continue to vigorously defend this litigation. As part of the Company’s review of the jury verdict, the resulting judgment and the Court of Appeals’ opinion, the Company assessed the legal and factual circumstances of the case, the trial record, the appellate record, and the applicable law including clear precedent from the U.S. Supreme Court. Based on this review and the reasons stated above, the Company believes the judgment and decision from the Court of Appeals are not appropriate. As a result, the Company has concluded it is not probable that a loss will occur and, therefore, a liability has not been recorded with respect to these matters. While the Company believes it is not probable a loss will occur, the existence of the jury verdict, the Court of Appeals' opinion and the pendency of the appeals process indicate that it is reasonably possible that a loss could occur. The estimate of the possible range of loss to Dow is zero to the $1.06 billion judgment (excluding post-judgment interest and possible award of class attorney fees).

On September 30, 2014, the "opt-out" cases that had been consolidated with the class action lawsuit for purposes of pre-trial proceedings were remanded from the District Court to the U.S. District Court for the District of New Jersey.

In addition to the matters described above, there are two separate but inter-related matters in Ontario and Quebec, Canada. In March 2014, the Superior Court of Justice in London, Ontario, ruled in favor of the plaintiffs’ motion for class certification.  Dow filed its Notice of Motion for Leave to Appeal in March 2014, which was subsequently denied. The Quebec case has been stayed pending the outcome of the Ontario case. The Company has concluded it is not probable that a loss will occur and, therefore, a liability has not been recorded with respect to these matters.

Other Litigation Matters
In addition to the specific matters described above, the Company is party to a number of other claims and lawsuits arising out of the normal course of business with respect to commercial matters, including product liability, patent infringement, governmental regulation, contract and commercial litigation, and other actions. Certain of these actions purport to be class actions and seek damages in very large amounts. All such claims are being contested. Dow has an active risk management program consisting of numerous insurance policies secured from many carriers at various times. These policies often provide coverage that will be utilized to minimize the financial impact, if any, of the contingencies described above. It is the opinion of the Company’s management that the possibility is remote that the aggregate of all such other claims and lawsuits will have a material adverse impact on the results of operations, financial condition and cash flows of the Company.

Purchase Commitments
The Company has numerous agreements for the purchase of ethylene-related products globally. The purchase prices are determined primarily on a cost-plus basis. Total purchases under these agreements were $405 million in 2013, $304 million in 2012 and $552 million in 2011. The Company’s take-or-pay commitments associated with these agreements at September 30, 2014 are included in the table below.

The Company also has various commitments for take-or-pay and throughput agreements. These commitments are at prices not in excess of current market prices. The remaining terms for all but one of these agreements extend from one to 32 years. One agreement has a remaining term of 64 years. The 10-year future commitments for this agreement as well as the fixed and determinable portion of all other obligations under the Company’s purchase commitments have been updated as of September 30, 2014 and are included in the following table:

Annual Fixed and Determinable Portion of Take-or-Pay and Throughput Obligations In millions
2014	$3,286
2015	3,022
2016	2,696
2017	2,223
2018	1,967
2019 and beyond	7,310
Total	$20,504

In addition to the take-or-pay obligations at September 30, 2014, the Company had outstanding commitments which ranged from one to seven years for materials, services and other items used in the normal course of business of approximately $304 million. Such commitments were at prices not in excess of current market prices.

Guarantees
The following tables provide a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at September 30, 2014 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2021	$4,806	$140
Residual value guarantees	2024	986	125
Total guarantees		$5,792	$265

Guarantees at December 31, 2013 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2021	$5,074	$137
Residual value guarantees	2021	708	27
Total guarantees		$5,782	$164

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

During 2013, the Company entered into guarantee agreements (“Guarantees”) related to project financing for Sadara Chemical Company (“Sadara”), a nonconsolidated affiliate. The total of an Islamic bond and Additional Project Financing (collectively “Total Project Financing”) obtained by Sadara is approximately $12.5 billion. Sadara had $9.9 billion of Total Project Financing outstanding at September 30, 2014 ($5.8 billion at December 31, 2013). The Company's guarantee of the Total Project Financing is in proportion to the Company's 35 percent ownership interest in Sadara, or up to approximately

$4.4 billion when the project financing is fully drawn. The Guarantees will be released upon completion of construction of the Sadara complex and satisfactory fulfillment of certain other conditions, including passage of an extensive operational testing program, which is currently anticipated by the end of 2017.

Residual Value Guarantees
The Company provides guarantees related to leased assets specifying the residual value that will be available to the lessor at lease termination through sale of the assets to the lessee or third parties.

During the third quarter of 2014, the Company entered into a residual value guarantee as part of a sale-leaseback transaction for a significant portion of its North American railcar fleet. The maximum value of the guarantee is $229 million. The sale transaction resulted in a deferred gain of $102 million, which was recorded as a liability due to the guarantee and will be deferred until expiration of the ten-year lease unless otherwise terminated.

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

The aggregate carrying amount of asset retirement obligations recognized by the Company was $86 million at September 30, 2014 and $89 million at December 31, 2013. The discount rate used to calculate the Company’s asset retirement obligations was 0.88 percent at September 30, 2014 and at December 31, 2013. These obligations are included in the consolidated balance sheets as "Accrued and other current liabilities" and "Other noncurrent obligations."

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

Interests Held	Sep 30, 2014	Dec 31, 2013
In millions
Carrying value of interests held	$1,428	$1,227
Percentage of anticipated credit losses	0.68%	0.71%
Impact to carrying value - 10% adverse change	$1	$1
Impact to carrying value - 20% adverse change	$3	$2

Credit losses, net of any recoveries, on receivables sold were $1 million during the three-month period ended September 30, 2014 and $2 million during the nine-month period ended September 30, 2014 (insignificant for the three- and nine-month periods ended September 30, 2013).

Following is an analysis of certain cash flows between the Company and the conduits:

Cash Proceeds	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2014	Sep 30, 2013	Sep 30, 2014	Sep 30, 2013
Sale of receivables	$79	$—	$90	$19
Collections reinvested in revolving receivables	$6,826	$6,489	$19,808	$19,229
Interests in conduits (1)	$211	$252	$758	$688

(1)	Presented in "Operating Activities" in the consolidated statements of cash flows.

Following is additional information related to the sale of receivables under these facilities:

Trade Accounts Receivable Sold	Sep 30, 2014	Dec 31, 2013
In millions
Delinquencies on sold receivables still outstanding	$122	$138
Trade accounts receivable outstanding and derecognized	$2,751	$2,494

In January 2013, the Company repurchased $8 million of previously sold receivables related to a divestiture.

NOTE 10 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable In millions	Sep 30, 2014	Dec 31, 2013
Notes payable to banks and other lenders	$424	$300
Notes payable to related companies	92	137
Notes payable trade	8	6
Total notes payable	$524	$443
Period-end average interest rates	4.21%	3.23%

Long-Term Debt In millions	2014 Average Rate	Sep 30, 2014	2013 Average Rate	Dec 31, 2013
Promissory notes and debentures:
Final maturity 2014	2.71%	$31	5.33%	$399
Final maturity 2015	2.74%	60	2.89%	56
Final maturity 2016	2.52%	805	2.53%	805
Final maturity 2017	5.66%	489	5.65%	491
Final maturity 2018	5.44%	567	5.43%	570
Final maturity 2019	8.41%	2,168	8.40%	2,171
Final maturity 2020 and thereafter	5.16%	12,062	5.41%	10,029
Other facilities:
U.S. dollar loans, various rates and maturities	1.40%	475	1.44%	490
Foreign currency loans, various rates and maturities	3.00%	1,090	3.18%	1,140
Medium-term notes, varying maturities through 2024	3.59%	1,436	3.76%	1,143
Tax-exempt bonds, varying maturities through 2038	5.66%	343	5.59%	518
Capital lease obligations	—	88	—	41
Unamortized debt discount	—	(356)	—	(336)
Long-term debt due within one year	—	(257)	—	(697)
Long-term debt	—	$19,001	—	$16,820

Annual Installments on Long-Term Debt For Next Five Years at September 30, 2014 In millions
2014	$92
2015	$406
2016	$1,374
2017	$779
2018	$936
2019	$2,539

2014 Activity
On September 16, 2014, the Company issued $2 billion of senior unsecured notes in a public offering. The offering included $900 million aggregate principal amount of 3.5 percent notes due 2024; $600 million aggregate principal amount of 4.25 percent notes due 2034; and $500 million aggregate principal amount of 4.625 percent notes due 2044.

During the first nine months of 2014, the Company issued $296 million aggregate principal amount of InterNotes. The Company also repaid $346 million of long-term debt related to the purchase of an ethylene facility (see Note 11 for additional information), redeemed $124 million of tax-exempt bonds at maturity and repurchased $51 million of tax-exempt bonds. In addition, approximately $42 million of long-term debt (net of $43 million of additional borrowings) was repaid by consolidated variable interest entities.

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

Committed and Available Credit Facilities at September 30, 2014
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

Debt Covenants and Default Provisions
There were no material changes to the debt covenants and default provisions related to the Company's outstanding long-term debt and primary, private credit agreements in the first nine months of 2014. For additional information on the Company's debt covenants and default provisions, see Note 16 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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
The Company previously held a variable interest in an owner trust, for which the Company was the primary beneficiary. The owner trust leased an ethylene facility in The Netherlands to the Company, whereby substantially all of the rights and obligations of ownership were transferred to the Company. The Company's variable interest in the owner trust related to a fixed purchase price option. On January 2, 2014, the Company purchased the ethylene facility for $406 million, including cash payments of $350 million and a note payable of $56 million. At September 30, 2014, the Company had $20 million recorded as "Notes payable" in the consolidated balance sheets, which will be paid by December 31, 2014. During the first nine months of 2014, the Company classified $346 million as "Payments on long-term debt" and $40 million as "Purchases of noncontrolling interests" in the consolidated statements of cash flows. Future payments on the note payable will be classified as "Purchases of noncontrolling interests" in the consolidated statements of cash flows.

The Company's consolidated financial statements include the assets, liabilities and results of operations of variable interest entities ("VIEs"), for which the Company is the primary beneficiary. The other equity holders’ interests are reflected in “Net income attributable to noncontrolling interests” in the consolidated statements of income and "Redeemable Noncontrolling Interest" and “Noncontrolling interests” in the consolidated balance sheets. The following table summarizes the carrying amounts of the entities’ assets and liabilities included in the Company’s consolidated balance sheets at September 30, 2014 and December 31, 2013:

Assets and Liabilities of Consolidated VIEs In millions	Sep 30, 2014	Dec 31, 2013
Cash and cash equivalents (1)	$229	$147
Other current assets	166	143
Property	2,718	2,646
Other noncurrent assets	93	105
Total assets (2)	$3,206	$3,041
Current liabilities (nonrecourse 2014: $376; 2013: $318)	$378	$664
Long-term debt (nonrecourse 2014: $1,310; 2013: $1,360)	1,337	1,392
Other noncurrent liabilities (nonrecourse 2014: $65; 2013: $69)	65	69
Total liabilities	$1,780	$2,125

(1)	Includes $35 million at September 30, 2014 ($1 million at December 31, 2013) restricted for the construction, debt servicing and operational expenses of a manufacturing facility.

(2)	All assets were restricted at September 30, 2014 and December 31, 2013.

In addition, the carrying amounts of assets and liabilities included in the Company’s consolidated balance sheets pertaining to the entity created to monetize accounts receivable of select European entities were current assets of $98 million (zero restricted) at September 30, 2014 ($105 million, zero restricted, at December 31, 2013) and current liabilities were less than $1 million (less than $1 million nonrecourse) at September 30, 2014 (zero, zero nonrecourse at December 31, 2013).
Amounts presented in the consolidated balance sheets and the table above as restricted assets or nonrecourse obligations relating to consolidated VIEs at September 30, 2014 and December 31, 2013 are adjusted for intercompany eliminations, parental guarantees and residual value guarantees.
Nonconsolidated Variable Interest Entity
At September 30, 2014, the Company’s investment in its crude acrylic acid joint venture was $150 million ($159 million at December 31, 2013) and is classified as “Investment in nonconsolidated affiliates” in the consolidated balance sheets, representing the Company’s maximum exposure to loss.

NOTE 12 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2014	Sep 30, 2013	Sep 30, 2014	Sep 30, 2013
Defined Benefit Pension Plans:
Service cost	$103	$117	$309	$352
Interest cost	274	252	825	757
Expected return on plan assets	(331)	(311)	(995)	(934)
Amortization of prior service cost	6	6	18	18
Amortization of net loss	125	197	377	591
Net settlements (1)	—	—	(2)	—
Net periodic benefit cost	$177	$261	$532	$784

Other Postretirement Benefits:
Service cost	$4	$5	$12	$15
Interest cost	18	20	54	60
Amortization of prior service credit	—	(1)	—	(3)
Amortization of net gain	(4)	—	(12)	—
Net periodic benefit cost	$18	$24	$54	$72

(1)	Related to settlements associated with the wind-up of a pension plan in The Netherlands and a pension plan in Canada.

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

Stock Incentive Plan
The Company also grants stock-based compensation to employees and non-employee directors under The Dow Chemical Company Amended and Restated 2012 Stock Incentive Plan (the "2012 Plan"). Most of the Company's stock-based compensation awards are granted in the first quarter of each year. There was minimal employee grant activity in the second and third quarters of 2014.

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

Beginning in March 2014, the Company began issuing treasury shares to employees for shares purchased under the 2014 annual offering of the 2012 ESPP. In the third quarter of 2014, the Company began issuing treasury shares for options exercised and for deferred and performance deferred stock released.

Total unrecognized compensation cost at September 30, 2014 is provided in the following table:

Total Unrecognized Compensation Cost at September 30, 2014
In millions	Unrecognized Compensation Cost	Weighted-average Recognition Period (Years)
ESPP purchase rights	$1	0.13
Unvested stock options	$56	0.70
Deferred stock awards	$111	0.88
Performance deferred stock awards	$95	0.87

NOTE 14 – EARNINGS PER SHARE CALCULATIONS
The following tables provide the earnings per share calculations for the three- and nine-month periods ended
September 30, 2014 and 2013:

Net Income for Earnings Per Share Calculations - Basic	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2014	Sep 30, 2013	Sep 30, 2014	Sep 30, 2013
Net income attributable to The Dow Chemical Company	$937	$679	$2,953	$3,739
Preferred stock dividends	(85)	(85)	(255)	(255)
Net income attributable to participating securities (1)	(7)	(5)	(21)	(30)
Net income attributable to common stockholders	$845	$589	$2,677	$3,454

Earnings Per Share Calculations - Basic	Three Months Ended		Nine Months Ended
Dollars per share	Sep 30, 2014	Sep 30, 2013	Sep 30, 2014	Sep 30, 2013
Net income attributable to The Dow Chemical Company	$0.80	$0.57	$2.51	$3.16
Preferred stock dividends	(0.07)	(0.07)	(0.22)	(0.22)
Net income attributable to participating securities (1)	(0.01)	—	(0.02)	(0.02)
Net income attributable to common stockholders	$0.72	$0.50	$2.27	$2.92

Net Income for Earnings Per Share Calculations - Diluted	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2014	Sep 30, 2013	Sep 30, 2014	Sep 30, 2013
Net income attributable to The Dow Chemical Company	$937	$679	$2,953	$3,739
Preferred stock dividends (2)	(85)	(85)	(255)	—
Net income attributable to participating securities (1)	(7)	(5)	(21)	(30)
Net income attributable to common stockholders	$845	$589	$2,677	$3,709

Earnings Per Share Calculations - Diluted	Three Months Ended		Nine Months Ended
Dollars per share	Sep 30, 2014	Sep 30, 2013	Sep 30, 2014	Sep 30, 2013
Net income attributable to The Dow Chemical Company	$0.79	$0.56	$2.47	$2.90
Preferred stock dividends (2)	(0.07)	(0.07)	(0.21)	—
Net income attributable to participating securities (1)	(0.01)	—	(0.02)	(0.02)
Net income attributable to common stockholders	$0.71	$0.49	$2.24	$2.88

Share Count Information	Three Months Ended		Nine Months Ended
Shares in millions	Sep 30, 2014	Sep 30, 2013	Sep 30, 2014	Sep 30, 2013
Weighted-average common shares - basic	1,167.2	1,187.4	1,178.9	1,184.9
Plus dilutive effect of stock options and awards	16.9	6.8	16.8	6.1
Plus dilutive effect of assumed conversion of preferred stock (3)	—	—	—	96.8
Weighted-average common shares - diluted	1,184.1	1,194.2	1,195.7	1,287.8
Stock options and deferred stock awards excluded from EPS calculations (4)	3.7	39.2	5.5	56.5

(1)	Deferred stock awards are considered participating securities due to Dow's practice of paying dividend equivalents on unvested shares.

(2)
Preferred stock dividends were not added back in the calculation of diluted earnings per share for the three- and nine-month periods ended September 30, 2014 and the three-month period ended September 30, 2013 because the effect of adding them back would have been antidilutive.

(3)
Conversion of the Company's Cumulative Convertible Perpetual Preferred Stock, Series A into shares of the Company's common stock was excluded from the calculation of diluted earnings per share for the three- and nine-month periods ended September 30, 2014 and the three-month period ended September 30, 2013 because the effect of including them would have been antidilutive.

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

Interest and penalties associated with uncertain tax positions, including the matters that resulted in the adjustment of uncertain tax positions, are recognized as components of "Provision for income taxes" in the consolidated statements of income and totaled a charge of $8 million for the three months ended September 30, 2014 ($16 million benefit for the three months ended September 30, 2013). During the nine months ended September 30, 2014, the Company recognized a benefit of $4 million for interest and penalties associated with uncertain tax positions ($167 million benefit for the nine months ended September 30, 2013).

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides an analysis of the changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2014 and 2013:

Accumulated Other Comprehensive Income (Loss)	Nine Months Ended
In millions	Sep 30, 2014	Sep 30, 2013
Unrealized Gains on Investments at beginning of year	$160	$147
Net change in unrealized gains	32	22
Reclassification to earnings - Net Sales (net of tax of $(26), $(18)) (1)	(47)	(33)
Balance at end of period	$145	$136
Cumulative Translation Adjustments at beginning of year	476	328
Translation adjustments	(794)	55
Reclassification to earnings - Sundry income (expense) - net (2)	(6)	(21)
Balance at end of period	$(324)	$362
Pension and Other Postretirement Benefit Plans at beginning of year	(5,460)	(7,995)
Adjustments to pension and other postretirement benefit plans (net of tax of $121, $204) (1) (3)	264	432
Balance at end of period	$(5,196)	$(7,563)
Accumulated Derivative Gain (Loss) at beginning of year	(3)	4
Net hedging results	7	2
Reclassification to earnings - Cost of sales (net of tax of $(3), $(5)) (1)	—	(11)
Balance at end of period	$4	$(5)
Total Accumulated Other Comprehensive Loss	$(5,371)	$(7,070)

(1)	Tax amounts are included in "Provision for income taxes" in the consolidated statements of income.

(2)	Reclassification for the nine-month period ended September 30, 2013 resulted from the divestiture of a nonconsolidated affiliate.

(3)	Included in "Net periodic benefit cost." See Note 12 for additional information.

NOTE 17 – OPERATING SEGMENTS AND GEOGRAPHIC AREAS

Operating Segment Information	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2014	Sep 30, 2013	Sep 30, 2014	Sep 30, 2013
Sales by operating segment
Electronic and Functional Materials	$1,199	$1,168	$3,537	$3,461
Coatings and Infrastructure Solutions	1,846	1,839	5,546	5,394
Agricultural Sciences	1,408	1,410	5,434	5,363
Performance Materials	3,573	3,307	10,304	10,024
Performance Plastics	3,924	3,616	11,283	10,790
Feedstocks and Energy	2,386	2,328	7,439	7,427
Corporate	69	66	240	235
Total	$14,405	$13,734	$43,783	$42,694
EBITDA (1) by operating segment
Electronic and Functional Materials	$320	$287	$913	$814
Coatings and Infrastructure Solutions	289	283	770	719
Agricultural Sciences	5	18	815	792
Performance Materials	506	314	1,332	1,038
Performance Plastics	1,275	970	3,342	2,932
Feedstocks and Energy	183	187	546	620
Corporate	(307)	(225)	(827)	1,305
Total	$2,271	$1,834	$6,891	$8,220
Equity in earnings (losses) of nonconsolidated affiliates by operating segment (included in EBITDA)
Electronic and Functional Materials	$35	$36	$88	$81
Coatings and Infrastructure Solutions	54	32	168	83
Agricultural Sciences	1	3	3	6
Performance Materials	(29)	(11)	(83)	(46)
Performance Plastics	66	134	198	279
Feedstocks and Energy	108	135	354	399
Corporate	(6)	(7)	(21)	(22)
Total	$229	$322	$707	$780

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

Reconciliation of EBITDA to “Income Before Income Taxes”	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2014	Sep 30, 2013	Sep 30, 2014	Sep 30, 2013
EBITDA	$2,271	$1,834	$6,891	$8,220
- Depreciation and amortization	706	665	2,055	1,992
+ Interest income	10	11	32	29
- Interest expense and amortization of debt discount	233	264	721	839
Income Before Income Taxes	$1,342	$916	$4,147	$5,418

Transfers of products between operating segments are generally valued at cost. However, transfers of products to Agricultural Sciences from other segments are generally valued at market-based prices; the revenues generated by these transfers in the first nine months of 2014 and 2013 were immaterial and eliminated in consolidation.

Geographic Areas	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2014	Sep 30, 2013	Sep 30, 2014	Sep 30, 2013
Sales by geographic area
United States	$4,857	$4,471	$14,689	$14,089
Europe, Middle East and Africa	4,437	4,308	14,274	13,794
Rest of World	5,111	4,955	14,820	14,811
Total	$14,405	$13,734	$43,783	$42,694

(Unaudited)	The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

•
The Company reported sales in the third quarter of 2014 of $14.4 billion, up 5 percent from $13.7 billion in the third quarter of 2013, with increases in all operating segments, except Coatings and Infrastructure Solutions and Agricultural Sciences which remained flat. Sales increased in all geographic areas, led by North America (up 7 percent) and Latin America (up 6 percent).

•
Price was up 3 percent compared with the same period last year. Price increased in all operating segments, except Electronic and Functional Materials and Coatings and Infrastructure Solutions which remained flat. Price increased in all geographic areas, led by North America (up 4 percent).

•
Volume increased 2 percent compared with the third quarter of 2013, as increases in Performance Materials (up 6 percent), Electronic and Functional Materials (up 3 percent) and Performance Plastics (up 2 percent) more than offset volume declines in Agricultural Sciences (down 2 percent) and Feedstocks and Energy (down 1 percent). Coatings and Infrastructure Solutions volume remained flat. Volume increased in all geographic areas, except Europe, Middle East and Africa ("EMEA") which remained flat. Excluding recent divestitures(1), Performance Plastics volume was up 3 percent.

•
Purchased feedstock and energy costs, which account for more than one-third of Dow’s total costs, were essentially flat compared with the third quarter of 2013, as increased monomer costs were nearly offset by lower propane and naphtha costs.

•
Research and development ("R&D") expenses were down slightly in the third quarter of 2014 compared with the same period last year. Selling, general and administrative ("SG&A") expenses increased in the third quarter of 2014 compared with the same period last year, primarily due to growth initiatives, including commercial activities in Agricultural Sciences, and higher performance-based compensation costs.

•
Equity earnings were $229 million in the third quarter of 2014, down $93 million from $322 million in the third quarter of 2013, primarily due to higher equity losses from Sadara Chemical Company ("Sadara") and lower earnings from EQUATE Petrochemical Company K.S.C. ("EQUATE") and MEGlobal.

•	On September 16, 2014, the Company issued $2 billion of debt with 10-, 20- and 30-year tenor at low coupons.

•	The Company purchased 18.8 million shares of common stock at a cost of $1.0 billion during the third quarter of 2014.

In addition to the financial highlights, the following announcements were made during or subsequent to the third quarter of 2014:

•
On September 8, 2014, the Company announced that William H. Weideman, Chief Financial Officer and Executive Vice President; and David E. Kepler, Executive Vice President, Chief Sustainability Officer and Chief Information Officer, have elected to retire from the Company at the end of 2014.

•	The Board of Directors elected Howard I. Ungerleider Chief Financial Officer, effective October 1, 2014.

•
On September 8, 2014, the Company announced that James (Jim) R. Fitterling was named Vice Chairman, Business Operations and Joe E. Harlan was named Chief Commercial Officer and Vice Chairman, Market Businesses, effective October 1, 2014.

•
On October 2, 2014, the Company announced ANGUS Chemical Company, the sodium borohydride business and the AgroFresh business are being marketed for divestment, in line with the Company's plans to divest non-strategic businesses and assets that are expected to generated $4.5 billion to $6 billion in proceeds.

(1)	Excludes sales related to Nippon Unicar Company Limited, divested on July 1, 2013, and sales of the Polypropylene Licensing and Catalysts business, divested on December 2, 2013.

•
On October 2, 2014, the Company announced it has signed a definitive agreement with ExxonMobil Chemical Company for an ownership restructure of Univation Technologies, LLC ("Univation"), which will result in Univation becoming a wholly owned subsidiary of Dow. The transaction is expected to close in the first quarter of 2015, pending regulatory approval.

•
On July 22, 2014, the Company's Fort Saskatchewan manufacturing site in Alberta, Canada experienced an unplanned outage of its ethylene production facility. On July 29, 2014, the facility resumed ethylene production at a significantly reduced rate. The facility returned to normal operations in September.

•
On September 17, 2014, the U.S. Department of Agriculture issued deregulation decisions for Dow AgroSciences LLC’s Enlist™ corn and soybean events. On October 15, 2014, the Company announced it received registration from the U.S. Environmental Protection Agency for Enlist Duo™ herbicide, the companion herbicide for use with Enlist™ corn and soybeans, with respect to six states. With these decisions, Dow AgroSciences has now obtained all of the federal approvals necessary for commercialization of the Enlist™ Weed Control System in six key states in the United States.

Selected Financial Data	Three Months Ended		Nine Months Ended
In millions, except per share amounts	Sep 30, 2014	Sep 30, 2013	Sep 30, 2014	Sep 30, 2013
Net sales	$14,405	$13,734	$43,783	$42,694

Cost of sales	$11,776	$11,716	$35,853	$35,526
Percent of net sales	81.7%	85.3%	81.9%	83.2%

Research and development expenses	$409	$418	$1,219	$1,270
Percent of net sales	2.8%	3.0%	2.8%	3.0%

Selling, general and administrative expenses	$753	$698	$2,283	$2,186
Percent of net sales	5.2%	5.1%	5.2%	5.1%

Effective tax rate	28.2%	25.2%	27.7%	30.1%

Net income available for common stockholders	$852	$594	$2,698	$3,484

Earnings per common share – basic	$0.72	$0.50	$2.27	$2.92
Earnings per common share – diluted	$0.71	$0.49	$2.24	$2.88

Operating rate percentage	88%	82%	85%	81%

RESULTS OF OPERATIONS
Net Sales
Net sales in the third quarter of 2014 were $14.4 billion, up 5 percent from $13.7 billion in the third quarter of last year, with price up 3 percent and volume up 2 percent. Price increased in all operating segments, except Electronic and Functional Materials and Coatings and Infrastructure Solutions which remained flat. Price increased in all geographic areas, led by North America (up 4 percent). Volume was up 2 percent as increases in Performance Materials (up 6 percent), Electronic and Functional Materials (up 3 percent) and Performance Plastics (up 2 percent) more than offset volume declines in Agricultural Sciences (down 2 percent) and Feedstocks and Energy (down 1 percent). Coatings and Infrastructure Solutions volume remained flat. Volume in Performance Plastics was impacted by recent divestitures. Excluding these divestitures, volume in Performance Plastics was up 3 percent. Volume increased in all geographic areas, except EMEA which remained flat.

Net sales for the first nine months of 2014 were $43.8 billion, up 3 percent from $42.7 billion in the same period last year, with price up 2 percent and volume up 1 percent. Price increases in Performance Plastics (up 6 percent) and Performance Materials (up 1 percent) more than offset price declines in Electronic and Functional Materials and Feedstocks and Energy (each down 1 percent). Price remained flat in Coatings and Infrastructure Solutions and Agricultural Sciences. Price increased in all geographic areas, led by North America (up 3 percent). Volume was up 1 percent with increases in all operating segments, except Performance Plastics (down 2 percent) which reflects the impact of recent divestitures. Excluding these divestitures, volume in Performance Plastics was flat. Volume increased in EMEA and Asia Pacific (each up 2 percent) and remained flat in North America and Latin America.

Gross Margin
Gross margin was $2.6 billion in the third quarter of 2014, up from $2.0 billion in the third quarter of last year. The increase in gross margin was primarily due to higher selling prices, increased sales volume and higher operating rates which were partially offset by higher performance-based compensation costs. Gross margin was negatively impacted by $7 million of restructuring plan implementation costs in the third quarter of 2013. Year to date, gross margin was $7.9 billion, compared with $7.2 billion in the first nine months of 2013. The increase in gross margin was primarily due to higher selling prices, increased sales volume and higher operating rates which more than offset higher feedstock and energy costs. Gross margin was negatively impacted by $30 million of restructuring plan implementation costs in the first nine months of 2013.

Operating Rate
The Company’s global plant operating rate was 88 percent of capacity in the third quarter of 2014, up from 82 percent in the third quarter of 2013, reflecting increased demand and productivity improvements. For the first nine months of 2014, the Company's global plant operating rate was 85 percent, up from 81 percent in the first nine months of 2013.

Personnel Count
Personnel count was 52,186 at September 30, 2014, down from 52,731 at December 31, 2013 and up from 52,030 at September 30, 2013. Headcount decreased from December 31, 2013 due to the reduction of seasonal employees in the Agricultural Sciences operating segment and the impact of the Company's 2012 restructuring programs, which more than offset increased hiring for the Company's growth initiatives.

Research and Development Expenses
R&D expenses totaled $409 million in the third quarter of 2014, down slightly from $418 million in the third quarter of last year. For the first nine months of 2014, R&D expenses totaled $1,219 million, down from $1,270 million in the first nine months of 2013.

Selling, General and Administrative Expenses
SG&A expenses totaled $753 million in the third quarter of 2014, up $55 million (8 percent) from $698 million in the third quarter of last year, driven primarily by growth initiatives, including commercial activities in Agricultural Sciences, and higher performance-based compensation costs. For the first nine months of 2014, SG&A expenses totaled $2,283 million, up from $2,186 million in the first nine months of 2013.

Amortization of Intangibles
Amortization of intangibles was $108 million in the third quarter of 2014, down from $114 million in the third quarter of 2013. In the first nine months of 2014, amortization of intangibles was $330 million, down from $344 million in the same period last year. See Note 5 to the Consolidated Financial Statements for additional information on intangible assets.

Equity in Earnings of Nonconsolidated Affiliates
Dow's share of the earnings of nonconsolidated affiliates was $229 million in the third quarter of 2014, down from $322 million in the third quarter of 2013, primarily due to higher equity losses from Sadara and lower equity earnings from EQUATE and MEGlobal. For the first nine months of 2014, Dow's share of the earnings of nonconsolidated affiliates was $707 million, down from $780 million in the same period last year, as increased earnings from Dow Corning Corporation ("Dow Corning") were more than offset by lower earnings from EQUATE, MEGlobal and Univation and increased equity losses from Sadara.

Sundry Income (Expense) - Net
Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments and gains and losses on sales of investments and assets. Sundry income (expense) – net in the third quarter of 2014 was net expense of $23 million, a decrease of $82 million compared with net income of $59 million in the third quarter of 2013. The third quarter of 2014 included gains on asset sales which were more than offset by foreign currency exchange losses and $12 million of transaction expenses related to the planned separation of the Company's chlorine value chain (reflected in Corporate). The third quarter of 2013 included gains on sales of assets and an equity method investment. Year to date, sundry income (expense) - net was net income of $31 million, a decrease of $2,049 million compared with net income of $2,080 million in the same period last year. The first nine months of 2014 included a gain related to the termination of an off-take agreement and gains on asset sales partially offset by foreign currency exchange losses and $30 million of transaction expenses related to the planned separation of the Company's chlorine value chain (reflected in Corporate). The first nine months of 2013 included a gain of $2.161 billion related to damages awarded to the Company in the

K-Dow arbitration proceeding (reflected in Corporate), gains on sales of assets and equity method investments and a $173 million loss on the early extinguishment of debt (reflected in Corporate). See Note 8 to the Consolidated Financial Statements for additional information related to the K-Dow arbitration proceedings and Note 10 to the Consolidated Financial Statements for additional information related to the early extinguishment of debt.

Net Interest Expense
Net interest expense (interest expense less capitalized interest and interest income) was $223 million in the third quarter of 2014 compared with $253 million in the third quarter of last year. Year to date, net interest expense was $689 million compared with $810 million in the first nine months of 2013. The decline in net interest expense reflects the effect of the Company's deleveraging activities in 2013 and lower debt financing costs. Interest income was $10 million in the third quarter of 2014 compared with $11 million in the third quarter of 2013, and $32 million for the first nine months of 2014 compared with $29 million in the first nine months of 2013.

Provision for Income Taxes
The effective tax rate for the third quarter of 2014 was 28.2 percent compared with 25.2 percent for the third quarter of 2013. For the first nine months of 2014, the effective tax rate was 27.7 percent compared with 30.1 percent for the first nine months of 2013. The Company's effective tax rate fluctuates based on, among other factors, where income is earned, reinvestment assertions regarding foreign income and the level of income relative to tax credits available. For example, as the percentage of foreign sourced income increases, the Company's effective tax rate declines. The Company's tax rate is also influenced by the level of equity earnings, since most of the earnings from the Company's equity method investments are taxed at the joint venture level. The increase in the tax rate in the third quarter of 2014 compared with the same period last year was primarily due to a change in the geographic mix of earnings. The decrease in the tax rate in the first nine months of 2014 compared with 2013 was primarily due to a change in the geographic mix of earnings and a $223 million tax charge recorded in the first nine months of 2013 related to the adjustment of uncertain tax positions, which was partially offset by the level of taxation related to the K-Dow arbitration award. See Note 15 to the Consolidated Financial Statements for additional information on income taxes.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $27 million in the third quarter of 2014, up from $6 million in the third quarter of 2013. For the first nine months of 2014, net income attributable to noncontrolling interests was $47 million, down slightly compared with $49 million in the same period last year.

Preferred Stock Dividends
Preferred stock dividends of $85 million were recognized in the third quarters of 2014 and 2013 ($255 million in the first nine months of 2014 and 2013), related to the Company’s Cumulative Convertible Perpetual Preferred Stock, Series A.

Net Income Available for Common Stockholders
Net income available for common stockholders was $852 million, or $0.71 per share, in the third quarter of 2014, compared with $594 million, or $0.49 per share, in the third quarter of 2013. Net income available for common stockholders for the first nine months of 2014 was $2,698 million, or $2.24 per share, compared with $3,484 million, or $2.88 per share for the same period of 2013. During the second quarter of 2013, the Company recorded a gain related to the K-Dow arbitration which significantly increased "Net Income" for the nine-month period ended September 30, 2013. As a result of this increase, the assumed conversion of the Company's Cumulative Convertible Perpetual Preferred Stock, Series A into potential shares of the Company's common stock was dilutive. See Note 14 to the Consolidated Financial Statements for details on the Company's earnings per share calculations.

Certain Items Impacting Results
The following tables summarize the impact of certain items recorded in the three- and nine-month periods ended September 30, 2014 and September 30, 2013, and previously described in this section:

Certain Items Impacting Results	Pretax Impact (1)		Net Income (2)		EPS - Diluted (3)
	Three Months Ended		Three Months Ended		Three Months Ended
In millions, except per share amounts (Unaudited)	Sep 30, 2014	Sep 30, 2013	Sep 30, 2014	Sep 30, 2013	Sep 30, 2014	Sep 30, 2013
Adjusted to exclude certain items (non-GAAP measures)			$860	$599	$0.72	$0.50
Certain items:
Cost of sales:
Restructuring plan implementation costs	$—	$(7)	—	(5)	—	(0.01)
Sundry income (expense) - net:
Chlorine value chain separation costs	(12)	—	(8)	—	(0.01)	—
Total certain items	$(12)	$(7)	$(8)	$(5)	$(0.01)	$(0.01)
Reported GAAP Amounts			$852	$594	$0.71	$0.49

Certain Items Impacting Results	Pretax Impact (1)		Net Income (2)		EPS - Diluted (3) (4)
	Nine Months Ended		Nine Months Ended		Nine Months Ended
In millions, except per share amounts (Unaudited)	Sep 30, 2014	Sep 30, 2013	Sep 30, 2014	Sep 30, 2013	Sep 30, 2014	Sep 30, 2013
Adjusted to exclude certain items (non-GAAP measures)			$2,717	$2,188	$2.26	$1.83
Certain items:
Cost of sales:
Restructuring plan implementation costs	$—	$(30)	—	(20)	—	(0.02)
Selling, general and administrative expenses:
Restructuring plan implementation costs	—	(1)	—	(1)	—	—
Sundry income (expense) - net:
Chlorine value chain separation costs	(30)	—	(19)	—	(0.02)	—
Loss on early extinguishment of debt	—	(170)	—	(107)	—	(0.09)
Gain from K-Dow arbitration	—	2,161	—	1,647	—	1.37
Provision for income taxes:
Uncertain tax position adjustments	—	—	—	(223)	—	(0.19)
Total certain items	$(30)	$1,960	$(19)	$1,296	$(0.02)	$1.07
Dilutive effect of assumed preferred stock conversion into shares of common stock						$(0.02)
Reported GAAP Amounts (5) (6)			$2,698	$3,484	$2.24	$2.88

(1)	Impact on "Income Before Income Taxes."

(2)	"Net Income Available for The Dow Chemical Company Common Stockholders."

(3)	"Earnings per common share - diluted."

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

(5)
For the nine-month period ended September 30, 2013, an assumed conversion of the Company's Preferred Stock into shares of the Company's common stock was included in the calculation of diluted earnings per share (reported GAAP amount).

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

OUTLOOK
Dow is focused on executing against its strategic priorities to improve return on capital, increase cash flow, expand margins and create significant shareholder value.

Against the backdrop of a slow and volatile global operating environment, Dow remains committed to delivering on Company-specific actions and objectives. Strategic investments in the U.S. Gulf Coast and the Middle East are progressing as planned, on time and on budget. Commercialization of science-driven innovations continues to be a source of differentiation for the Company. Further, exiting non-strategic businesses and assets remains a priority. Dow will continue leveraging its global reach, low-cost positions, integration and industry-leading feedstock and operational flexibility to manage its portfolio in the midst of volatile energy markets.

Together, with the expected completion of the Company's $4.5 billion share buy-back authorization by year-end, Dow is positioned well to continue rewarding shareholders.

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

SALES VOLUME AND PRICE BY OPERATING SEGMENT AND GEOGRAPHIC AREA

Sales Volume and Price by Operating Segment and	Three Months Ended			Nine Months Ended
Geographic Area	Sep 30, 2014			Sep 30, 2014
Percentage change from prior year	Volume	Price	Total	Volume	Price	Total
Operating segments
Electronic and Functional Materials	3%	—%	3%	3%	(1)%	2%
Coatings and Infrastructure Solutions	—	—	—	3	—	3
Agricultural Sciences	(2)	2	—	1	—	1
Performance Materials	6	2	8	2	1	3
Performance Plastics	2	6	8	(2)	6	4
Feedstocks and Energy	(1)	3	2	1	(1)	—
Total	2%	3%	5%	1%	2%	3%
Geographic areas
United States	4%	5%	9%	1%	3%	4%
Europe, Middle East and Africa	1	2	3	1	2	3
Rest of World	—	3	3	(1)	1	—
Total	2%	3%	5%	1%	2%	3%

Sales Volume and Price by Operating Segment and	Three Months Ended			Nine Months Ended
Geographic Area, Excluding Divestitures (1)	Sep 30, 2014			Sep 30, 2014
Percentage change from prior year	Volume	Price	Total	Volume	Price	Total
Operating segments
Electronic and Functional Materials	3%	—%	3%	3%	(1)%	2%
Coatings and Infrastructure Solutions	—	—	—	3	—	3
Agricultural Sciences	(2)	2	—	1	—	1
Performance Materials	6	2	8	2	1	3
Performance Plastics	3	6	9	—	6	6
Feedstocks and Energy	(1)	3	2	1	(1)	—
Total	2%	3%	5%	1%	2%	3%
Geographic areas
United States	4%	5%	9%	1%	3%	4%
Europe, Middle East and Africa	1	2	3	2	2	4
Rest of World	1	3	4	—	1	1
Total	2%	3%	5%	1%	2%	3%

(1)	Excludes sales related to Nippon Unicar Company Limited, divested on July 1, 2013, and sales of the Polypropylene Licensing and Catalysts business, divested on December 2, 2013.

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

Electronic and Functional Materials	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2014	Sep 30, 2013	Sep 30, 2014	Sep 30, 2013
Sales	$1,199	$1,168	$3,537	$3,461
Price change from comparative period	—%	N/A	(1)%	N/A
Volume change from comparative period	3%	N/A	3%	N/A
Equity earnings	$35	$36	$88	$81
EBITDA	$320	$287	$913	$814

Electronic and Functional Materials sales in the third quarter of 2014 were $1,199 million, up 3 percent from $1,168 million in the third quarter of 2013, entirely due to volume. Volume increased in all geographic areas, except Asia Pacific. Price was flat as decreases in Asia Pacific were largely offset by the favorable impact of currency in EMEA.

EBITDA in the third quarter of 2014 was $320 million, up from $287 million in the third quarter of 2013. EBITDA improved from last year due to lower operating costs and increased sales volume.

Dow Electronic Materials sales in the third quarter of 2014 decreased 1 percent from the same quarter last year, due to price. Price declined in all businesses due to continued competitive pricing pressure. Volume increased in Semiconductor Technologies due to higher demand for chemical mechanical planarization pads and slurries, driven by higher semiconductor foundry utilization rates. Volume declined in Display Technologies due to lower demand for OLED resulting from a switch from premium to basic smartphones, particularly in Asia Pacific, as well as lower demand for films and filters.

Functional Materials sales in the third quarter of 2014 increased 6 percent from the same quarter last year, due to volume. Volume improved in all geographic areas, except Asia Pacific. The increase in volume was driven by specialty biocides used in energy and water applications, cellulosics used in food and pharmaceutical applications and specialty amines and polymers used in industrial applications. These increases were partially offset by lower demand for acrolein.

Electronic and Functional Materials sales were $3,537 million for the first nine months of 2014, up 2 percent from $3,461 million in the first nine months of 2013. Compared with last year, volume was up 3 percent and price was down 1 percent. EBITDA for the first nine months of 2014 was $913 million, up from $814 million in the first nine months of 2013. EBITDA improved from last year as increased sales volume, lower operating costs, lower R&D spending and higher equity earnings from Dow Corning more than offset lower selling prices.

In January 2014, the Chinese Ministry of Commerce ("MOFCOM") issued a final determination on antidumping and countervailing duty investigations of imports of solar-grade polycrystalline silicon products from the United States ("U.S.") and Korea. As a result of the final determination, antidumping duties imposed on producers in the U.S. and Korea remain at the provisional rates of 2.4 percent to 57.0 percent, including duties of 53.3 percent on future imports of solar-grade polycrystalline silicon produced by Dow Corning. Future imports of solar-grade polycrystalline silicon produced by Dow Corning are also subject to countervailing duties of 2.1 percent. The requirement for customers to pay duties on imports from solar-grade polycrystalline silicon producers became effective July 2013 for the antidumping duties and September 2013 for the countervailing duties. Dow Corning will not be subject to duties for previous sales. Dow Corning is evaluating possible actions in response to the final determination.

On May 15, 1995, Dow Corning voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code to resolve litigation related to Dow Corning's breast implant and other silicone medical products. On June 1, 2004, Dow Corning's Joint Plan of Reorganization (the "Plan") became effective and Dow Corning emerged from bankruptcy. Central to the Plan is a products liability settlement program administered by an independent claims office (the "Settlement Facility"). Dow Corning has an obligation to fund the Settlement Facility over a 16-year period, which commenced on June 1, 2004. The actual amounts and timing of payments by Dow Corning to the Settlement Facility are uncertain. Dow Corning continues to evaluate available information regarding expected levels of future funding under the Plan. Dow Corning's management, with the assistance of a third party advisor, are in the process of assessing the impact of recent information about potential future claims experience. It is reasonably possible that Dow Corning's estimate of the remaining obligation related to the Settlement Facility could materially change in the near term. Dow Corning's implant liability currently reflects the maximum capped amount under the Plan, therefore any future revision to the estimate is expected to result in a lower recorded liability. Any adjustment to Dow Corning's implant liability would impact the Company's earnings in proportion to the Company's 50 percent ownership interest in Dow Corning. At September 30, 2014, Dow Corning's recorded liability related to implant matters was $1.7 billion.

On October 2, 2014, the Company announced ANGUS Chemical Company and the sodium borohydride businesses, both part of Functional Materials, are being marketed for divestment, in line with the Company's plans to divest non-strategic businesses and assets.

COATINGS AND INFRASTRUCTURE SOLUTIONS
The Coatings and Infrastructure Solutions segment consists of the following businesses: Dow Building and Construction, Dow Coating Materials, Dow Water and Process Solutions, and Performance Monomers; and includes a portion of the Company's share of the results of Dow Corning Corporation, a joint venture of the Company.

Coatings and Infrastructure Solutions	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2014	Sep 30, 2013	Sep 30, 2014	Sep 30, 2013
Sales	$1,846	$1,839	$5,546	$5,394
Price change from comparative period	—%	N/A	—%	N/A
Volume change from comparative period	—%	N/A	3%	N/A
Equity earnings	$54	$32	$168	$83
EBITDA	$289	$283	$770	$719

Coatings and Infrastructure Solutions sales were $1,846 million in the third quarter of 2014, essentially flat compared with $1,839 million in the third quarter of 2013, with both price and volume unchanged. Price was flat as selling price declines were offset by the favorable impact of currency. Price decreased in all geographic areas, except Latin America. Modest price gains in Performance Monomers were offset by declines in Dow Coating Materials. Volume was flat as higher demand in North America and Latin America was offset by lower volume in EMEA and Asia Pacific. Dow Coating Materials volume increased due to demand growth in architectural coatings, epoxy coatings and industrial coatings. Dow Water and Process Solutions volume decreased due to lower demand for reverse osmosis membranes and ultra-filtration systems, especially in Asia Pacific. Performance Monomers volume declined due to unplanned production outages for vinyl acetate monomer. Dow Building and Construction volume was flat as increases in North America were offset by weaker demand in the EMEA and Asia Pacific construction industries.

EBITDA in the third quarter of 2014 was $289 million, up from $283 million in the third quarter of 2013. EBITDA increased from the same quarter last year as higher equity earnings from Dow Corning more than offset higher propylene costs and higher planned maintenance turnaround spending.

Coatings and Infrastructure Solutions sales were $5,546 million for the first nine months of 2014, up 3 percent from $5,394 million in the first nine months of 2013. Volume was up 3 percent and price was unchanged. Volume improved in all geographic areas, except Latin America, and in all businesses, except Dow Water and Process Solutions. Price increases in EMEA and Latin America were offset by declines in Asia Pacific. Price gains in Performance Monomers were offset by declines in Dow Building and Construction and Dow Coating Materials.

EBITDA for the first nine months of 2014 was $770 million, compared with $719 million in the first nine months of 2013. EBITDA improved from last year as higher equity earnings from Dow Corning, increased sales volume and lower R&D spending more than offset higher propylene costs, higher other raw material costs and higher planned maintenance turnaround spending.

In January 2014, MOFCOM issued a final determination on antidumping and countervailing duty investigations of imports of solar-grade polycrystalline silicon products from the U.S. and Korea. As a result of the final determination, antidumping duties imposed on producers in the U.S. and Korea remain at the provisional rates of 2.4 percent to 57.0 percent, including duties of 53.3 percent on future imports of solar-grade polycrystalline silicon produced by Dow Corning. Future imports of solar-grade polycrystalline silicon produced by Dow Corning are also subject to countervailing duties of 2.1 percent. The requirement for customers to pay duties on imports from solar-grade polycrystalline silicon producers became effective July 2013 for the antidumping duties and September 2013 for the countervailing duties. Dow Corning will not be subject to duties for previous sales. Dow Corning is evaluating possible actions in response to the final determination.

On May 15, 1995, Dow Corning voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code to resolve litigation related to Dow Corning's breast implant and other silicone medical products. On June 1, 2004, Dow Corning's Joint Plan of Reorganization (the "Plan") became effective and Dow Corning emerged from bankruptcy. Central to the Plan is a products liability settlement program administered by an independent claims office (the "Settlement Facility"). Dow Corning has an obligation to fund the Settlement Facility over a 16-year period, which commenced on June 1, 2004. The actual amounts and timing of payments by Dow Corning to the Settlement Facility are uncertain. Dow Corning continues to evaluate available information regarding expected levels of future funding under the Plan. Dow Corning's management, with the assistance of a third party advisor, are in the process of assessing the impact of recent information about potential future claims experience. It is reasonably possible that Dow Corning's estimate of the remaining obligation related to the Settlement Facility could materially change in the near term. Dow Corning's implant liability currently reflects the maximum capped amount under the Plan, therefore any future revision to the estimate is expected to result in a lower recorded liability. Any adjustment to Dow Corning's implant liability would impact the Company's earnings in proportion to the Company's 50 percent ownership interest in Dow Corning. At September 30, 2014, Dow Corning's recorded liability related to implant matters was $1.7 billion.

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

Agricultural Sciences	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2014	Sep 30, 2013	Sep 30, 2014	Sep 30, 2013
Sales	$1,408	$1,410	$5,434	$5,363
Price change from comparative period	2%	N/A	—%	N/A
Volume change from comparative period	(2)%	N/A	1%	N/A
Equity earnings	$1	$3	$3	$6
EBITDA	$5	$18	$815	$792

Agricultural Sciences sales were $1,408 million in the third quarter of 2014, compared with sales of $1,410 million in the third quarter of 2013. Sales were essentially flat as price increased 2 percent while volume decreased 2 percent. Sales growth in EMEA, Latin America and Asia Pacific was offset by a decline in North America due to lower sales of herbicides and spinosyns. Crop Protection reported a 1 percent sales decline with strong demand for horticulture, soybean herbicides and new products offset by declines in phenoxies and cereal herbicides. The Seeds business reported 5 percent sales growth in the quarter with strong demand for sunflower and soybean seeds in North America and Latin America. EBITDA for the third quarter of 2014 was $5 million, down from $18 million in the third quarter of 2013 as higher selling prices were more than offset by lower sales volume and increased investment in SG&A to support growth initiatives.

For the first nine months of 2014, sales for Agricultural Sciences were $5,434 million, up 1 percent from $5,363 million in the first nine months of 2013, representing a new sales record for the segment and the Crop Protection business for the first nine months of the year. Compared with the same period last year, volume increased 1 percent while price remained flat. Sales growth was reported in EMEA, Asia Pacific and Latin America while North America sales declined due to softening market conditions for Crop Protection products. Crop Protection sales increased 2 percent compared with the first nine months of 2013, driven by new Crop Protection product sales which increased 18 percent. Seeds reported a 2 percent decline in sales compared with the first nine months of 2013 as increased demand for soybean seeds was offset by lower sales of sunflower seeds and a decline in canola seed sales in Canada due to lower planted acreage.

For the first nine months of 2014, EBITDA was $815 million, up $23 million from $792 million the first nine months of 2013. EBITDA increased as higher sales volume from new product sales and new seed technologies more than offset increased SG&A spending related to ongoing growth initiatives.

On July 2, 2014, Dow AgroSciences LLC signed a binding agreement to purchase Coodetec’s seed business, pending approval by the Brazilian Antitrust Authority (CADE). This transaction is expected to close in the fourth quarter of 2014.

On September 17, 2014, the U.S. Department of Agriculture issued deregulation decisions for Dow AgroSciences LLC’s Enlist™ corn and soybean events. On October 15, 2014, the Company announced it received registration from the U.S. Environmental Protection Agency for Enlist Duo™ herbicide, the companion herbicide for use with Enlist™ corn and soybeans, with respect to six states. With these decisions, Dow AgroSciences has now obtained all of the federal approvals necessary for commercialization of the Enlist™ Weed Control System in six key states in the United States.

On October 2, 2014, the Company announced the AgroFresh business is being marketed for divestment, in line with the Company's plans to divest non-strategic businesses and assets.

PERFORMANCE MATERIALS
The Performance Materials segment consists of the following businesses: Amines; Chlorinated Organics; Dow Automotive Systems; Dow Formulated Systems; Dow Oil, Gas & Mining; Dow Plastics Additives; Epoxy; Oxygenated Solvents; Polyglycols, Surfactants & Fluids; Polyurethanes; and Propylene Oxide/Propylene Glycol ("PO/PG"). The segment also includes the results of Map Ta Phut Olefins Company Limited and a portion of the results of Sadara Chemical Company ("Sadara"), both joint ventures of the Company.

Performance Materials	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2014	Sep 30, 2013	Sep 30, 2014	Sep 30, 2013
Sales	$3,573	$3,307	$10,304	$10,024
Price change from comparative period	2%	N/A	1%	N/A
Volume change from comparative period	6%	N/A	2%	N/A
Equity losses	$(29)	$(11)	$(83)	$(46)
EBITDA	$506	$314	$1,332	$1,038

Performance Materials sales were $3,573 million in the third quarter of 2014, up 8 percent from $3,307 million in the third quarter of 2013. Volume increased 6 percent and price increased 2 percent. Both volume and price gains were reported in all geographic areas. Volume increased in nearly all businesses. PO/PG reported double-digit volume gains as a result of strong operational performance, growth in key market sectors and industry supply disruptions. Epoxy volume gains in EMEA and Asia Pacific were partially offset by declines in North America and Latin America. Polyurethanes reported double-digit volume gains in all geographic areas, except Latin America, due to strong demand in the industrial, appliance and consumer comfort market sectors. Dow Oil, Gas & Mining reported volume gains with double-digit increases in all geographic areas, except Asia Pacific, driven by strong shale gas dynamics in North America and project-related demand in refining and processing applications. Strong consumer demand for passenger vehicles and the application of innovative adhesive products drove volume increases in Dow Automotive Systems across all geographic areas, except Latin America. Price increased in all geographic areas, except Latin America, and across most businesses. PO/PG and Polyurethanes prices increased as a result of strong demand and limited industry supply. Market stabilization and higher raw material costs drove prices higher in Amines. Price increased in Oxygenated Solvents due to higher raw material costs. Epoxy reported lower prices due to unfavorable market conditions.
EBITDA for the third quarter of 2014 was $506 million, up from $314 million in the third quarter of 2013. Compared with the same period last year, increased sales volume, higher selling prices, improved operating rates and lower operating costs more than offset increased propylene costs and increased equity losses from Sadara.
For the first nine months of 2014, Performance Materials sales were $10,304 million, up from $10,024 million in the first nine months of 2013. Compared with the same period last year, volume increased 2 percent and price was up 1 percent. Volume increased in all geographic areas, except Asia Pacific which was impacted by the expiration of a low margin marketing agreement. Price increased in all geographic areas, except Latin America, and across most businesses.
EBITDA for the first nine months of 2014 was $1,332 million, up from $1,038 million in the first nine months of 2013. EBITDA increased due to improved market dynamics coupled with ongoing productivity actions. The impact of higher selling prices, increased sales volume, improved operating rates and lower other raw material costs more than offset increased propylene costs, increased spending for planned maintenance turnarounds and higher equity losses from Sadara.

PERFORMANCE PLASTICS
The Performance Plastics segment is a solutions-oriented portfolio comprised of Dow Elastomers; Dow Electrical and Telecommunications; and Dow Packaging and Specialty Plastics. The Performance Plastics segment also includes the results of Univation Technologies, LLC ("Univation"), as well as a portion of the results of EQUATE Petrochemical Company K.S.C. ("EQUATE"), The Kuwait Olefins Company K.S.C., The SCG-Dow Group and Sadara Chemical Company, all joint ventures of the Company.

On December 2, 2013, the Company sold its global Polypropylene Licensing and Catalysts business to W. R. Grace & Co. This business was reported in the Performance Plastics segment through the date of divestiture.

Performance Plastics	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2014	Sep 30, 2013	Sep 30, 2014	Sep 30, 2013
Sales	$3,924	$3,616	$11,283	$10,790
Price change from comparative period	6%	N/A	6%	N/A
Volume change from comparative period	2%	N/A	(2)%	N/A
Volume change, excluding divestitures	3%	N/A	—%	N/A
Equity earnings	$66	$134	$198	$279
EBITDA	$1,275	$970	$3,342	$2,932

Performance Plastics sales were $3,924 million in the third quarter of 2014, up from $3,616 million in the third quarter of 2013. Sales increased 8 percent, with price up 6 percent and volume up 2 percent. Price was higher across all businesses and all geographic areas, notably North America. Volume increased across all geographic areas, except Asia Pacific. Volume was impacted by the divestiture of the Polypropylene Licensing and Catalysts business and the Company’s 50 percent ownership interest in Nippon Unicar Company Limited. Excluding the impact of these divestitures, volume increased 3 percent with increases across most businesses, except Dow Electrical and Telecommunications which was impacted by weaker demand in the power and telecommunications industries in Asia Pacific. Dow Packaging and Specialty Plastics volume increased in all geographic areas, except Asia Pacific, due to price/volume management. Volume in North America was also impacted by an unplanned outage at the Company's ethylene production facility in Fort Saskatchewan, Alberta, Canada. Dow Elastomers volume increased due to improved raw material supply and higher demand in the transportation, infrastructure and adhesives market sectors.

EBITDA in the third quarter of 2014 was $1,275 million, up significantly from $970 million in the third quarter of 2013. EBITDA improved as higher selling prices, lower feedstock and energy costs, and improved sales volume more than offset lower equity earnings from The Kuwait Styrene Company K.S.C., The SCG-Dow Group and EQUATE, higher equity losses from Sadara and the unfavorable impact of an unplanned ethylene production outage in Canada.

Performance Plastics sales for the first nine months of 2014 were $11,283 million, an increase of 4 percent from $10,790 million in the first nine months of 2013. Compared with the same period last year, price increased 6 percent while volume decreased 2 percent. Excluding the impact of recent divestitures, volume was flat. EBITDA for the first nine months of 2014 was $3,342 million, up from $2,932 million in the first nine months of 2013. EBITDA improved as the impact of higher selling prices more than offset higher feedstock and energy costs, increased spending on planned maintenance turnarounds, the impact of an unplanned ethylene production outage in Canada, lower equity earnings from Univation, EQUATE and The Kuwait Styrene Company K.S.C. and higher equity losses from Sadara.

On October 2, 2014, the Company announced it has signed a definitive agreement with ExxonMobil Chemical Company for an ownership restructure of Univation, which will result in Univation becoming a wholly owned subsidiary of Dow. The transaction is expected to close in the first quarter of 2015, pending regulatory approval.

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

Feedstocks and Energy	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2014	Sep 30, 2013	Sep 30, 2014	Sep 30, 2013
Sales	$2,386	$2,328	$7,439	$7,427
Price change from comparative period	3%	N/A	(1)%	N/A
Volume change from comparative period	(1)%	N/A	1%	N/A
Equity earnings	$108	$135	$354	$399
EBITDA	$183	$187	$546	$620

Feedstocks and Energy sales were $2,386 million in the third quarter of 2014, up 2 percent from $2,328 million in the third quarter of 2013, with price up 3 percent and volume down 1 percent. For the first nine months of 2014, sales were $7,439 million, essentially flat compared with $7,427 million in the first nine months of 2013, with a 1 percent increase in volume offset by a 1 percent decrease in price.

Sales for the Hydrocarbons business increased 6 percent in the third quarter of 2014 compared with the same quarter last year, with price up 6 percent and volume flat. The price increase was driven by higher ethylene, propylene, butadiene and benzene prices, primarily in North America, due to strong demand and tight supply as a result of planned and unplanned outages across the industry. Volume was flat as increased opportunistic sales of ethylene in North America and Asia Pacific were offset by lower benzene sales in Europe. For the first nine months of 2014, sales were up 4 percent from the same period last year.

Sales for the Energy business are primarily opportunistic merchant sales driven by market conditions and sales to customers located on Dow manufacturing sites. Energy sales decreased 10 percent in the third quarter of 2014 compared with the same quarter last year, primarily in North America, with volume down 14 percent and price up 4 percent. For the first nine months of 2014, sales were down 11 percent from the same period last year.

The Company uses derivatives of crude oil and natural gas as feedstocks in its ethylene production facilities. In addition, the Company purchases electric power, ethylene and propylene to supplement internal production, as well as other raw materials. The Company's cost of purchased feedstocks and energy in the third quarter of 2014 was essentially flat compared with the same quarter last year. This is primarily due to increased monomer costs which were nearly offset by lower propane and naphtha costs.

Sales for the Chlor-Alkali/Chlor-Vinyl business decreased 1 percent in the third quarter of 2014 compared with the same period last year, with price down 6 percent and volume up 5 percent. Price decreased primarily due to a decline in caustic soda prices, reflecting new industry capacity in the United States. The volume increase was primarily due to caustic soda as a result of strong demand in the alumina and pulp and paper industries. For the first nine months of 2014, sales were down 3 percent from the same period last year.

EO/EG sales were down 8 percent in the third quarter of 2014 compared with the same period last year, driven by a 10 percent decrease in volume and a 2 percent increase in price. The volume decrease was due to the timing of catalyst sales and lower licensing sales due to the cancellation of a licensing contract. The increase in price was driven by higher EO prices in North America. For the first nine months of 2014, sales were down 19 percent from the same period last year.

Feedstocks and Energy EBITDA in the third quarter of 2014 was $183 million, down slightly from $187 million in the third quarter of 2013. EBITDA declined as increased sales volume in the Chlor-Alkali/Chlor Vinyl business was more than offset by lower equity earnings from EQUATE as well as MEGlobal, which was impacted by an unplanned outage at an ethylene production facility in Fort Saskatchewan, Alberta, Canada. EBITDA for the first nine months of 2014 was $546 million, down from $620 million in the same period last year. EBITDA decreased as a result of lower equity earnings from MEGlobal and EQUATE and lower selling prices for caustic soda. The Hydrocarbons business transfers materials to Dow's derivative businesses and the Energy business supplies utilities to Dow's businesses at net cost, resulting in EBITDA that is at or near break-even for these businesses.

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

CORPORATE
Included in the results for Corporate are:

•	results of insurance company operations;

•	results of Ventures (which includes new business incubation platforms focused on identifying and pursuing new commercial opportunities);

•	Venture Capital;

•	gains and losses on sales of financial assets;

•	stock-based compensation expense;

•	severance costs;

•	asbestos-related defense and resolution costs;

•	foreign exchange results;

•	non-business aligned technology licensing and catalyst activities;

•	environmental operations;

•	enterprise level mega project activities; and

•	certain corporate overhead costs and cost recovery variances not allocated to the operating segments.

Corporate	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2014	Sep 30, 2013	Sep 30, 2014	Sep 30, 2013
Sales	$69	$66	$240	$235
Equity losses	$(6)	$(7)	$(21)	$(22)
EBITDA	$(307)	$(225)	$(827)	$1,305
Certain items impacting EBITDA	$(12)	$(7)	$(30)	$1,960

Sales for Corporate, which primarily relate to the Company's insurance operations, were $69 million in the third quarter of 2014, up from $66 million the third quarter of 2013. For the first nine months of 2014, sales were $240 million, up from $235 million in the same period of 2013.

EBITDA in the third quarter of 2014 was a loss of $307 million, compared with a loss of $225 million in the third quarter of 2013. Compared with the same period last year, EBITDA was negatively impacted by higher performance-based compensation costs, higher severance costs, higher litigation costs and $12 million of nonrecurring transaction costs associated with the planned separation of a significant portion of the Company’s chlorine value chain. EBITDA in the third quarter of 2013 was negatively impacted by $7 million of implementation costs related to the Company's 2012 restructuring programs.

EBITDA for the first nine months of 2014 was a loss of $827 million, compared with a gain of $1,305 million in the same period last year. EBITDA was negatively impacted by higher severance costs, foreign currency losses, higher litigation costs and $30 million of nonrecurring transaction costs associated with the planned separation of a significant portion of the Company’s chlorine value chain. EBITDA for the first nine months of 2013 was favorably impacted by a gain from the K-Dow arbitration (including a pretax gain of $2.161 billion related to damages awarded) and the reimbursement of expenses related to the K-Dow arbitration. EBITDA for the first nine months of 2013 was reduced by a $170 million loss related to the early extinguishment of debt as well as $31 million of implementation costs related to the Company's 2012 restructuring programs.

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents of $5,768 million at September 30, 2014 and $5,940 million at December 31, 2013, of which $1,913 million at September 30, 2014 and $2,030 million at December 31, 2013 was held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. At September 30, 2014, management believed that sufficient liquidity was available in the United States. However, in the unusual event that additional foreign funds are needed in the United States, the Company has the ability to repatriate additional funds. The repatriation could result in an adjustment to the tax liability after considering available foreign tax credits and other tax attributes.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Nine Months Ended
In millions	Sep 30, 2014	Sep 30, 2013
Cash provided by (used in):
Operating activities	$3,745	$5,590
Investing activities	(1,899)	(1,240)
Financing activities	(1,957)	(3,411)
Effect of exchange rate changes on cash	(61)	15
Summary
Increase (decrease) in cash and cash equivalents	$(172)	$954
Cash and cash equivalents at beginning of year	5,940	4,318
Cash and cash equivalents at end of period	$5,768	$5,272

Cash Flows from Operating Activities
In the first nine months of 2014, cash provided by operating activities decreased compared with the same period last year, primarily due to the K-Dow arbitration award which resulted in an increase in cash, net of tax payments, of $1.7 billion in the first nine months of 2013.

The following table presents working capital and certain balance sheet ratios:

Net Working Capital In millions	Sep 30, 2014		Dec 31, 2013
Current assets	$25,730		$24,977
Current liabilities	12,087		11,971
Net working capital	$13,643		$13,006
Current ratio	2.13	:1	2.09	:1
Days-sales-outstanding-in-receivables	46		46
Days-sales-in-inventory	76		70

Net working capital increased from December 31, 2013 to September 30, 2014, primarily due to an increase in inventory. Days sales-in-inventory increased 6 days in the first nine months of 2014 primarily due to higher feedstock inventories and the impact from increased operating rates.

Cash Flows from Investing Activities
In the first nine months of 2014, cash used in investing activities increased compared with the same period last year, primarily due to increased capital expenditures which were partially offset by proceeds received on the sale-leaseback of a significant portion of the Company's North American railcar fleet. Capital spending was $2,466 million in the first nine months of 2014, compared with $1,418 million in the first nine months of 2013, reflecting increased spending on projects related to the Company's U.S. Gulf Coast investments. The Company expects capital spending in 2014 to be approximately $3.4 billion to $3.6 billion.

Cash Flows from Financing Activities
In the first nine months of 2014, cash used in financing activities decreased compared with the same period last year due to lower payments on long-term debt and increased proceeds from the issuance of long-term debt and the sale of common stock which was partially offset by increased share repurchases and higher dividends paid to stockholders. Cash used in financing activities in the first nine months of 2014 included $3.1 billion of share repurchases and proceeds from the issuance of $2 billion of long-term debt. Cash used in financing activities in the first nine months of 2013 was impacted by the absence of the fourth quarter dividend payment in the first quarter of 2013 (accelerated and paid in the fourth quarter of 2012) and the early redemption of $2.35 billion of debt.

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

Commercial Paper
Dow issues promissory notes under its U.S. and Euromarket commercial paper programs. The Company had no commercial paper outstanding at September 30, 2014 or December 31, 2013. The Company maintains access to the commercial paper market at competitive rates.

Committed Credit Facilities
In the event Dow has short-term liquidity needs and is unable to issue commercial paper for any reason, Dow has the ability to access liquidity through its committed and available credit facilities, as summarized below:

Committed and Available Credit Facilities at September 30, 2014
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

Shelf Registration - U.S.
The Company renewed an automatic shelf registration for an unspecified amount of mixed securities with the SEC on February 19, 2013. Under this shelf registration, the Company may offer common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and stock purchase units with pricing and availability dependent on market conditions. The Company also filed a new prospectus supplement to register an unlimited amount of securities for issuance under the Company's InterNotes program on February 19, 2013.

Shelf Registration - Japan
The Company's shelf registration with the Kanto Local Finance Bureau of the Ministry of Finance of Japan expired on September 7, 2014. The Company intends to renew this shelf registration in the fourth quarter of 2014.

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

As Dow continues to maintain its strong balance sheet and financial flexibility, management is focused on net debt, as Dow believes this is the best representation of the Company’s financial leverage. As shown in the following table, net debt is equal to total gross debt minus "Cash and cash equivalents." At September 30, 2014, net debt as a percent of total capitalization was 34.3 percent.

Total Debt In millions	Sep 30, 2014	Dec 31, 2013
Notes payable	$524	$443
Long-term debt due within one year	257	697
Long-term debt	19,001	16,820
Gross debt	$19,782	$17,960
Cash and cash equivalents	$5,768	$5,940
Net debt	$14,014	$12,020
Gross debt as a percent of total capitalization	42.4%	39.0%
Net debt as a percent of total capitalization	34.3%	30.0%

On September 16, 2014, the Company issued $2 billion of debt with 10-, 20- and 30-year tenor at low coupons. See Note 10 to the Consolidated Financial Statements for information related to this debt issuance as well as additional information on the Company's notes payable and long-term debt activity.

Dow's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. The Company's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of the Company's consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Revolving Credit Facility equals or exceeds $500 million. The ratio of the Company's consolidated indebtedness to consolidated capitalization as defined in the Revolving Credit Facility was 0.41 to 1.00 at September 30, 2014. Management believes the Company was in compliance with all of its covenants and default provisions at September 30, 2014. For information on Dow's covenants and default provisions, see Note 16 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

Dividends
On September 3, 2014, the Board of Directors announced the declaration of a quarterly dividend of $0.37 per share, payable October 30, 2014, to stockholders of record on September 30, 2014. Since 1912, the Company has maintained or increased the amount of the quarterly dividend, adjusted for stock splits, with the exception of February 12, 2009. During this 103-year period, Dow has increased the amount of the quarterly dividend 51 times (approximately 12 percent of the time), reduced the dividend once and maintained the amount of the quarterly dividend approximately 88 percent of the time.

On September 3, 2014, the Board of Directors declared a quarterly dividend of $85 million to Cumulative Convertible Perpetual Preferred Stock, Series A shareholders of record on September 15, 2014, which was paid on October 1, 2014.

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

During the first nine months of 2014, the Company purchased 61.6 million shares of common stock at a cost of $3.1 billion. At September 30, 2014, approximately $1.1 billion of the share buy-back program authorization remained available for additional repurchases. The existing authorized share buy-back program is expected to be completed in 2014. For additional information, see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Restructuring
The activities related to the 4Q12 Restructuring Plan are expected to result in additional cash expenditures of $73 million, primarily through March 31, 2015, related to severance costs, contract cancellation fees and environmental remediation (see Note 3 to the Consolidated Financial Statements). The Company expects to incur additional costs in the future related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations, and to ensure competitiveness across its businesses and geographic areas. Future costs are expected to include demolition costs related to closed facilities and restructuring plan implementation costs; these costs will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

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

The following table represents long-term debt obligations, the annual fixed and determinable portion of all obligations under the Company's purchase commitments and expected cash requirements for interest at September 30, 2014. See Notes 8 and 10 to the Consolidated Financial Statements.

Contractual Obligations at September 30, 2014	Payments Due by Year
In millions	2014	2015	2016	2017	2018	2019 and beyond	Total
Long-term debt - current and noncurrent (1)	$92	$406	$1,374	$779	$936	$16,027	$19,614
Purchase Commitments - take-or-pay and throughput obligations (2)	$3,286	$3,022	$2,696	$2,223	$1,967	$7,310	$20,504
Expected cash requirements for interest (3)	$251	$1,000	$978	$957	$908	$8,640	$12,734

(1)	Excludes unamortized debt discount of $356 million. Includes $88 million of capital lease obligations.

(2)	Purchase commitments for 2014 represents the annual amount updated at September 30, 2014. See Note 8 to the Consolidated Financial Statements for additional information.

(3)	Cash requirements for interest was calculated using current interest rates at September 30, 2014, and includes approximately $1.88 billion of various floating rate notes.

Contractual Obligations at December 31, 2013	Payments Due by Year
In millions	2014	2015	2016	2017	2018	2019 and beyond	Total
Long-term debt - current and noncurrent (1)	$697	$407	$1,366	$775	$930	$13,678	$17,853
Purchase Commitments - take-or-pay and throughput obligations	$2,858	$2,580	$2,175	$1,924	$1,818	$6,883	$18,238
Expected cash requirements for interest (2)	$935	$910	$888	$866	$816	$7,404	$11,819

(1)	Excludes unamortized debt discount of $336 million. Includes $41 million of capital lease obligations.

(2)	Cash requirements for interest was calculated using current interest rates at December 31, 2013, and includes approximately $2.24 billion of various floating rate notes.

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

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. The Company had outstanding guarantees at September 30, 2014 of $5,792 million, essentially flat compared with $5,782 million at December 31, 2013. Additional information related to guarantees can be found in the “Guarantees” section of Note 8 to the Consolidated Financial Statements.

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

The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem based on criteria developed by Union Carbide and its external consultants:

	2014	2013
Claims unresolved at January 1	29,005	33,449
Claims filed	6,821	9,233
Claims settled, dismissed or otherwise resolved	(6,600)	(8,249)
Claims unresolved at September 30	29,226	34,433
Claimants with claims against both UCC and Amchem	(8,261)	(10,018)
Individual claimants at September 30	20,965	24,415

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

Dow uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Company is a historical simulation model which captures co-movements in market rates across different instruments and market risk exposure categories. The historical simulation model uses a 97.5 percent confidence level and the historical scenario period includes at least six months of historical data. The September 30, 2014, 2013 year-end and 2013 average daily VAR for the aggregate of all positions are shown below. These amounts are immaterial relative to the total equity of the Company:

Total Daily VAR by Exposure Type		2013
In millions	At Sep 30, 2014	Year-end	Average
Commodities	$5	$1	$5
Equities	$10	$13	$12
Foreign exchange	$2	$5	$4
Interest rate	$113	$167	$160
Composite	$119	$173	$164

The Company’s daily VAR for the aggregate of all positions decreased from a composite VAR of $173 million at December 31, 2013 to a composite VAR of $119 million at September 30, 2014. The primary driver for the decrease in aggregate VAR is due to a reduction in interest rate VAR which declined due to a decrease in interest rate volatility. Declining volatilities also reduced the equities and foreign exchange VARs while the commodity VAR was higher due to an increase in managed exposures. See Note 10 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for further disclosure regarding market risk.

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

The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred during the third quarter of 2014. For a summary of the history and current status of this matter, see Note 8 to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

Environmental Matters
The Company received an Administrative Complaint dated May 23, 2013 from the Texas Council of Environmental Quality ("TCEQ") alleging violations of various environmental requirements regulating air emissions from operations at its Freeport, Texas manufacturing facility. The TCEQ sought a fine in excess of $100,000 for a number of independent violations of air permits and regulations. This Administrative Complaint was combined with other alleged violations of environmental requirements at the Freeport, Texas manufacturing facility, including allegations of violations related to the operation of the Company’s wastewater treatment plant. The combined Administrative Complaint was settled on October 8, 2014 with the Company agreeing to pay a total of $67,060, half of which provided funding for a Supplemental Environmental Project entitled Houston-Galveston AERCO’s Clean Cities/Clean Vehicles.

Derivative Litigation
On March 6, 2013, Jeffrey Kaufman ("Kaufman"), purportedly in the name of and on behalf of the Company, commenced an action in the United States District Court for the District of Delaware (the "Court") against the Company and certain officers and directors of the Company (the "Defendants") alleging, among other things, that between 2007-2012, Defendants violated federal securities and state law surrounding equity awards and disclosures involving the 1988 Award and Option Plan and the 2012 Stock Incentive Plan (the "Plans") with respect to the tax-deductible nature of certain awards under the Plans. The relief sought in this litigation includes the recovery of certain equity awards and injunctive relief, as well as monetary damages and attorneys' fees. The Company first moved to dismiss the complaint on May 14, 2013 and, in response to the subsequent filing by Kaufman of an amended complaint, the Company filed an amended motion to dismiss on August 30, 2013. On September 30, 2014, the Court entered an order in favor of the Defendants dismissing the complaint in its entirety. On October 14, 2014, Kaufman filed a motion for reargument which is currently pending. The Company believes the lawsuit to be without merit and is opposing the motion for reargument.

ITEM 1A.  RISK FACTORS
There were no material changes in the Company's risk factors in the third quarter of 2014.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended September 30, 2014:

Issuer Purchases of Equity Securities		Average price paid per share	Total number of shares purchased as part of the Company's publicly announced share repurchase program (1)	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program (1)
Period	Total number of shares purchased
July 2014	2,793,100	$53.87	2,793,100	$1,943,033,163
August 2014	8,029,400	$52.32	8,029,400	$1,522,942,375
September 2014	8,009,800	$53.62	8,009,800	$1,093,496,698
Third quarter 2014	18,832,300	$53.10	18,832,300	$1,093,496,698

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
ENLIST, ENLIST DUO

The Dow Chemical Company and Subsidiaries Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOW CHEMICAL COMPANY
Registrant
Date: October 28, 2014

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