Form 10-Q
period 2015-03-31
DOW CHEMICAL CO /DE/
filed 2015-05-04
CIK 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2015

or

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☑ No

Outstanding at
Class	March 31, 2015
Common Stock, par value $2.50 per share	1,152,880,868 shares

The Dow Chemical Company
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2015

The Dow Chemical Company and Subsidiaries

Throughout this Quarterly Report on Form 10-Q, except as otherwise indicated by the context, the terms “Company” or “Dow” as used herein mean The Dow Chemical Company and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report including, without limitation, the following sections: “Management's Discussion and Analysis,” and “Risk Factors.” These forward-looking statements are generally identified by the words or phrases “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “may,” “opportunity,” “outlook,” “plan,” “project,” “should,” “strategy,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.

This document also contains statements about Dow’s agreement to separate a substantial portion of its chlor-alkali and downstream derivatives business, distribute the business to Dow shareholders and then merge it with a subsidiary of Olin Corporation (the “Transaction”). Many factors could cause actual results to differ materially from these forward-looking statements with respect to the Transaction, including risks relating to the completion of the transaction on anticipated terms and timing, including obtaining shareholder and regulatory approvals, anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the new combined company’s operations, Olin’s ability to integrate the business successfully and to achieve anticipated synergies, and the risk that disruptions from the Transaction will harm Dow’s or Olin’s business. While the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on Dow’s or Olin’s consolidated financial condition, results of operations or liquidity.

A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (see Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2014). The Dow Chemical Company undertakes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions, except per share amounts (Unaudited)	Mar 31, 2015	Mar 31, 2014
Net Sales	$12,370	$14,461
Cost of sales	9,535	11,733
Research and development expenses	383	391
Selling, general and administrative expenses	752	779
Amortization of intangibles	102	114
Equity in earnings of nonconsolidated affiliates	168	251
Sundry income (expense) - net	663	29
Interest income	17	13
Interest expense and amortization of debt discount	241	246
Income Before Income Taxes	2,205	1,491
Provision for income taxes	686	425
Net Income	1,519	1,066
Net income attributable to noncontrolling interests	41	17
Net Income Attributable to The Dow Chemical Company	1,478	1,049
Preferred stock dividends	85	85
Net Income Available for The Dow Chemical Company Common Stockholders	$1,393	$964

Per Common Share Data:
Earnings per common share - basic	$1.22	$0.80
Earnings per common share - diluted	$1.18	$0.79

Dividends declared per share of common stock	$0.42	$0.37
Weighted-average common shares outstanding - basic	1,135.7	1,190.6
Weighted-average common shares outstanding - diluted	1,246.7	1,207.7

Depreciation	$486	$517
Capital Expenditures	$903	$672
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2015	Mar 31, 2014
Net Income	$1,519	$1,066
Other Comprehensive Income (Loss), Net of Tax
Net change in unrealized gains on investments	(2)	(11)
Translation adjustments	(937)	(71)
Adjustments to pension and other postretirement benefit plans	125	81
Net gains (losses) on cash flow hedging derivative instruments	(9)	4
Other comprehensive income (loss)	(823)	3
Comprehensive Income	696	1,069
Comprehensive income attributable to noncontrolling interests, net of tax	41	20
Comprehensive Income Attributable to The Dow Chemical Company	$655	$1,049
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Mar 31, 2015	Dec 31, 2014
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2015: $244; 2014: $190)	$6,288	$5,654
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2015: $105; 2014: $110)	4,695	4,685
Other	4,044	4,687
Inventories	8,087	8,101
Deferred income tax assets - current	908	812
Other current assets	372	328
Total current assets	24,394	24,267
Investments
Investment in nonconsolidated affiliates	3,912	4,201
Other investments (investments carried at fair value - 2015: $1,980; 2014: $2,009)	2,400	2,439
Noncurrent receivables	550	620
Total investments	6,862	7,260
Property
Property	54,201	55,230
Less accumulated depreciation	36,135	37,179
Net property (variable interest entities restricted - 2015: $2,708; 2014: $2,726)	18,066	18,051
Other Assets
Goodwill	12,183	12,632
Other intangible assets (net of accumulated amortization - 2015: $3,757; 2014: $3,737)	3,618	3,768
Deferred income tax assets - noncurrent	1,996	2,135
Asbestos-related insurance receivables - noncurrent	54	62
Deferred charges and other assets	616	621
Total other assets	18,467	19,218
Total Assets	$67,789	$68,796
Liabilities and Equity
Current Liabilities
Notes payable	$482	$551
Long-term debt due within one year	1,440	394
Accounts payable:
Trade	4,417	4,481
Other	2,198	2,299
Income taxes payable	702	361
Deferred income tax liabilities - current	104	105
Dividends payable	562	563
Accrued and other current liabilities	2,482	2,839
Total current liabilities	12,387	11,593
Long-Term Debt (variable interest entities nonrecourse - 2015: $1,227; 2014: $1,229)	17,867	18,838
Other Noncurrent Liabilities
Deferred income tax liabilities - noncurrent	572	622
Pension and other postretirement benefits - noncurrent	9,863	10,459
Asbestos-related liabilities - noncurrent	425	438
Other noncurrent obligations	3,259	3,290
Total other noncurrent liabilities	14,119	14,809
Redeemable Noncontrolling Interest	202	202
Stockholders’ Equity
Preferred stock, series A	4,000	4,000
Common stock	3,107	3,107
Additional paid-in capital	4,792	4,846
Retained earnings	23,956	23,045
Accumulated other comprehensive loss	(8,840)	(8,017)
Unearned ESOP shares	(290)	(325)
Treasury stock at cost	(4,488)	(4,233)
The Dow Chemical Company’s stockholders’ equity	22,237	22,423
Non-redeemable noncontrolling interests	977	931
Total equity	23,214	23,354
Total Liabilities and Equity	$67,789	$68,796
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
In millions (Unaudited)	Mar 31, 2015	Mar 31, 2014
Operating Activities
Net Income	$1,519	$1,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	634	672
Credit for deferred income tax	(51)	(93)
Earnings of nonconsolidated affiliates less than dividends received	407	298
Pension contributions	(325)	(315)
Net gain on sales of investments	(22)	(39)
Net gain on sales of property, businesses and consolidated companies	(706)	(1)
Excess tax benefits from share-based payment arrangements	(2)	(25)
Other net loss	17	25
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(81)	(871)
Proceeds from interests in trade accounts receivable conduits	285	150
Inventories	(62)	(798)
Accounts payable	(326)	391
Other assets and liabilities	(29)	115
Cash provided by operating activities	1,258	575
Investing Activities
Capital expenditures	(903)	(672)
Proceeds from sale-leaseback of assets	—	6
Proceeds from sales of property, businesses and consolidated companies, net of cash divested	1,375	25
Acquisitions of businesses	(79)	—
Investments in and loans to nonconsolidated affiliates	(125)	(17)
Distributions and loan repayments from nonconsolidated affiliates	1	—
Purchases of investments	(83)	(220)
Proceeds from sales and maturities of investments	134	224
Cash provided by (used in) investing activities	320	(654)
Financing Activities
Changes in short-term notes payable	(39)	(48)
Proceeds from issuance of long-term debt	102	138
Payments on long-term debt	(13)	(391)
Purchases of treasury stock	(500)	(1,250)
Proceeds from issuance of common stock	—	480
Proceeds from sales of common stock	106	47
Issuance costs on debt and equity securities	(1)	(1)
Excess tax benefits from share-based payment arrangements	2	25
Contributions from noncontrolling interests	14	29
Distributions to noncontrolling interests	(9)	(11)
Purchases of noncontrolling interests	—	(4)
Dividends paid to stockholders	(563)	(466)
Cash used in financing activities	(901)	(1,452)
Effect of Exchange Rate Changes on Cash	(43)	(24)
Summary
Increase (decrease) in cash and cash equivalents	634	(1,555)
Cash and cash equivalents at beginning of period	5,654	5,940
Cash and cash equivalents at end of period	$6,288	$4,385
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended
In millions, except per share amounts (Unaudited)	Mar 31, 2015	Mar 31, 2014
Preferred Stock
Balance at beginning of year and end of period	$4,000	$4,000
Common Stock
Balance at beginning of year	3,107	3,054
Common stock issued	—	38
Balance at end of period	3,107	3,092
Additional Paid-in Capital
Balance at beginning of year	4,846	3,928
Common stock issued / sold	106	489
Stock-based compensation and allocation of ESOP shares	(160)	(4)
Other	—	(6)
Balance at end of period	4,792	4,407
Retained Earnings
Balance at beginning of year	23,045	21,407
Net income available for The Dow Chemical Company common stockholders	1,393	964
Dividends declared on common stock (per share - 2015: $0.42; 2014: $0.37)	(477)	(437)
Dividend equivalents on participating securities	(5)	(5)
Balance at end of period	23,956	21,929
Accumulated Other Comprehensive Loss
Balance at beginning of year	(8,017)	(4,827)
Other comprehensive income (loss)	(823)	3
Balance at end of period	(8,840)	(4,824)
Unearned ESOP Shares
Balance at beginning of year	(325)	(357)
Shares allocated to ESOP participants	35	8
Balance at end of period	(290)	(349)
Treasury Stock
Balance at beginning of year	(4,233)	(307)
Purchases	(500)	(1,250)
Issuances - compensation plans	245	43
Balance at end of period	(4,488)	(1,514)
The Dow Chemical Company’s Stockholders’ Equity	22,237	26,741
Non-redeemable Noncontrolling Interests	977	982
Total Equity	$23,214	$27,723
See Notes to the Consolidated Financial Statements.

(Unaudited)	The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 1. Financial Statements Notes to the Consolidated Financial Statements

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS
The unaudited interim consolidated financial statements of The Dow Chemical Company and its subsidiaries (“Dow” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE 2 – RECENT ACCOUNTING GUIDANCE
Accounting Guidance Issued But Not Yet Adopted as of March 31, 2015
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The tentative revised effective date for this ASU is for annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company is currently evaluating the impact of adopting this guidance.

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," which makes changes to both the variable interest model and voting interest model and eliminates the indefinite deferral of FASB Statement No. 167, included in ASU 2010-10, for certain investment funds. All reporting entities that hold a variable interest in other legal entities will need to re-evaluate their consolidation conclusions as well as disclosure requirements. This ASU is effective for annual periods beginning after December 15, 2015, and early adoption is permitted, including any interim period. The Company is currently evaluating the impact of adopting this guidance.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and amortization of those costs should be reported as interest expense.

This ASU is effective for financial statements issued for annual and interim periods beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis for each period presented in the balance sheet. The Company is currently evaluating the impact of adopting this guidance.

In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement," which provides guidance about whether a cloud computing arrangement includes a software license. The customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

NOTE 3 – ACQUISITIONS AND DIVESTITURES
Acquisition of Cooperativa Central de Pesquisa Agrícola's Seed Business
On January 30, 2015, Dow AgroSciences LLC ("DAS") acquired Cooperativa Central de Pesquisa Agrícola's ("Coodetec") seed business for $169 million, with $79 million paid in the first quarter of 2015, approximately $20 million to be paid during the remainder of 2015 and the remaining portion to be paid in two equal installments in the first quarter of 2016 and 2017. The acquisition of Coodetec's seed business is expected to advance the development of Dow AgroSciences' soybean program and strengthen the Company’s position in the corn market segment.

The following table summarizes the fair values of the assets acquired and liabilities assumed from Coodetec on January 30, 2015. The valuation process is not complete. Final determination of the fair values may result in further adjustments to the values presented below.

Assets Acquired and Liabilities Assumed	On January 30,
In millions	2015
Purchase Price	$169
Fair Value of Assets Acquired
Inventories	$24
Property	35
Other intangible assets (1)	81
Total Assets Acquired	$140
Fair Value of Liabilities Assumed
Accrued and other current liabilities	$2
Total Liabilities Assumed	$2
Goodwill	$31

(1)	Includes $14 million of trademarks, $1 million of customer-related intangibles, $20 million of germplasm and $46 million of in-process research and development. See Note 5 for additional information.

Pending Acquisition of ExxonMobil Chemical Company's Interest in Univation Technologies, LLC
On October 2, 2014, the Company signed a definitive agreement with ExxonMobil Chemical Company ("ExxonMobil") to restructure the ownership of Univation Technologies, LLC ("Univation"), currently a 50:50 joint venture between Dow and ExxonMobil. This transaction will result in Univation becoming a wholly owned subsidiary of Dow. This transaction is expected to close in May 2015, pending regulatory approvals.

Divestiture of the Global Sodium Borohydride Business
On January 30, 2015, the Company sold its global Sodium Borohydride business ("SBH"), part of the Performance Materials & Chemicals segment, to Vertellus Performance Chemicals LLC. The divestiture included a manufacturing facility located in Elma, Washington, as well as the associated business, inventory, customer contracts and lists, process technology, business know-how and certain intellectual property. The sale was completed for $184 million, net of working capital adjustments and costs to sell, with proceeds subject to customary post-closing adjustments.

The Company recognized a pretax gain of $18 million on the sale in the first quarter of 2015, included in "Sundry income (expense) - net" and reflected in the Performance Materials & Chemicals segment. The Company recognized an after-tax loss of $9 million on the sale, primarily due to non-deductible goodwill included with this transaction.

SBH Assets and Liabilities Divested on January 30, 2015	Performance Materials & Chemicals
In millions
Inventories	$23
Property	21
Goodwill	45
Other intangible assets	75
Total assets divested	$164
Components of accumulated other comprehensive loss divested	$2
Net carrying value divested	$166

Divestiture of ANGUS Chemical Company
On February 2, 2015, the Company sold ANGUS Chemical Company (“ANGUS”), part of the Performance Materials & Chemicals segment, to Golden Gate Capital. The divestiture included the business headquarters and research and development facility in Buffalo Grove, Illinois; manufacturing facilities located in Sterlington, Louisiana, and Ibbenbueren, Germany; a packaging facility in Niagara Falls, New York; as well as the associated business, inventory, customer contracts, process technology, business know-how and certain intellectual property. The sale was completed for $1.151 billion, net of working capital adjustments, costs to sell and other transaction expenses, with proceeds subject to customary post-closing adjustments. The proceeds included a $10 million note receivable included in "Noncurrent receivables" in the consolidated balance sheets.

The Company recognized a pretax gain of $670 million on the sale in the first quarter of 2015, included in "Sundry income (expense) - net" and reflected in the Performance Materials & Chemicals segment.

ANGUS Assets and Liabilities Divested on February 2, 2015	Performance Materials & Chemicals
In millions
Current assets	$124
Property	101
Goodwill	292
Other assets	8
Total assets divested	$525
Current liabilities	$17
Other noncurrent liabilities	37
Total liabilities divested	$54
Components of accumulated other comprehensive loss divested	$10
Net carrying value divested	$481

The Company evaluated the divestitures of SBH and ANGUS and determined they do not represent a strategic shift that has a major effect on the Company's operations and financial results and do not qualify as individually significant components of the Company. As a result, these divestitures are not reported as discontinued operations.

NOTE 4 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories In millions	Mar 31, 2015	Dec 31, 2014
Finished goods	$4,597	$4,547
Work in process	1,832	1,905
Raw materials	814	797
Supplies	844	852
Total inventories	$8,087	$8,101
The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $326 million at March 31, 2015 and $569 million at December 31, 2014.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the carrying amount of goodwill by operating segment:

Goodwill	Agricultural Sciences	Consumer Solutions	Infrastructure Solutions	Performance Materials & Chemicals	Performance Plastics	Total
In millions
Net goodwill at Dec 31, 2014	$1,558	$4,389	$4,451	$809	$1,425	$12,632
Divestiture of ANGUS Chemical Company	—	—	—	(292)	—	(292)
Divestiture of the Sodium Borohydride business	—	—	—	(45)	—	(45)
Goodwill related to the Coodetec acquisition	31	—	—	—	—	31
Foreign currency impact	—	(17)	(79)	(11)	(36)	(143)
Net goodwill at Mar 31, 2015	$1,589	$4,372	$4,372	$461	$1,389	$12,183

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	At March 31, 2015			At December 31, 2014
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$1,773	$(1,092)	$681	$1,777	$(1,060)	$717
Patents	120	(107)	13	122	(108)	14
Software	1,283	(655)	628	1,287	(648)	639
Trademarks	686	(418)	268	685	(409)	276
Customer-related	3,259	(1,341)	1,918	3,443	(1,366)	2,077
Other	175	(144)	31	158	(146)	12
Total other intangible assets, finite lives	$7,296	$(3,757)	$3,539	$7,472	$(3,737)	$3,735
IPR&D (1), indefinite lives	79	—	79	33	—	33
Total other intangible assets	$7,375	$(3,757)	$3,618	$7,505	$(3,737)	$3,768

(1)	In-process research and development (“IPR&D”) purchased in a business combination.

On January 30, 2015, DAS acquired Coodetec's seed business resulting in an increase to intangible assets of $81 million, which included $14 million of trademarks, $1 million of customer-related intangibles, $20 million of germplasm (included in "Other" in the table above) and $46 million of IPR&D. See Note 3 for additional information on the acquisition.

The following table provides information regarding amortization expense related to intangible assets:

Amortization Expense	Three Months Ended
In millions	Mar 31, 2015	Mar 31, 2014
Other intangible assets, excluding software	$102	$114
Software, included in “Cost of sales”	$18	$16

Total estimated amortization expense for 2015 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2015	$480
2016	$465
2017	$434
2018	$414
2019	$350
2020	$327

NOTE 6 – FINANCIAL INSTRUMENTS
A summary of the Company's financial instruments, risk management policies, derivative instruments and hedging activities can be found in Note 10 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. If applicable, updates have been included in the respective section below.

The following table summarizes the fair value of financial instruments at March 31, 2015 and December 31, 2014:

Fair Value of Financial Instruments
	At March 31, 2015				At December 31, 2014
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities: (1)
Debt securities:
Government debt (2)	$517	$31	$—	$548	$559	$26	$(1)	$584
Corporate bonds	677	54	(1)	730	654	45	(2)	697
Total debt securities	$1,194	$85	$(1)	$1,278	$1,213	$71	$(3)	$1,281
Equity securities	557	164	(19)	702	566	177	(15)	728
Total marketable securities	$1,751	$249	$(20)	$1,980	$1,779	$248	$(18)	$2,009
Long-term debt including debt due within one year (3)	$(19,307)	$3	$(2,606)	$(21,910)	$(19,232)	$100	$(2,318)	$(21,450)
Derivatives relating to:
Interest rates	$—	$—	$(12)	$(12)	$—	$—	$(12)	$(12)
Commodities (4)	$—	$5	$(164)	$(159)	$—	$3	$(81)	$(78)
Foreign currency	$—	$23	$(139)	$(116)	$—	$26	$(71)	$(45)

(1)	Included in “Other investments” in the consolidated balance sheets.

(2)	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

(3)	Cost includes fair value hedge adjustments of $20 million at March 31, 2015 and $21 million at December 31, 2014.

(4)	Presented net of cash collateral, as disclosed in Note 7.

Investments
The Company’s investments in marketable securities are primarily classified as available-for-sale. The following table provides the investing results from available-for-sale securities for the three-month periods ended March 31, 2015 and March 31, 2014:

Investing Results	Three Months Ended
In millions	Mar 31, 2015	Mar 31, 2014
Proceeds from sales of available-for-sale securities	$114	$208
Gross realized gains	$23	$46
Gross realized losses	$(1)	$(1)
The following table summarizes the contractual maturities of the Company’s investments in debt securities:

Contractual Maturities of Debt Securities at March 31, 2015
In millions	Amortized Cost	Fair Value
Within one year	$17	$17
One to five years	468	491
Six to ten years	511	542
After ten years	198	228
Total	$1,194	$1,278

At March 31, 2015, the Company had $2,102 million ($1,050 million at December 31, 2014) of held-to-maturity securities (primarily Treasury Bills) classified as cash equivalents, as these securities had maturities of three months or less at the time of purchase. The Company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. At March 31, 2015, the Company had investments in money market funds of $1,369 million classified as cash equivalents ($1,655 million at December 31, 2014).

The aggregate cost of the Company’s cost method investments totaled $190 million at March 31, 2015 ($181 million at December 31, 2014). Due to the nature of these investments, either the cost basis approximates fair market value or fair value is not readily determinable. These investments are reviewed quarterly for impairment indicators. The Company's impairment analysis resulted in no reduction in the cost basis of these investments for the three-month period ended March 31, 2015 ($5 million reduction in the three-month period ended March 31, 2014).
Accounting for Derivative Instruments and Hedging Activities
Fair Value Hedges
For interest rate swap instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current period income and reflected as “Interest expense and amortization of debt discount” in the consolidated statements of income. The short-cut method is used when the criteria are met. At March 31, 2015, the Company had an interest rate swap with a notional amount of $100 million (zero at December 31, 2014) designated as a fair value hedge of underlying fixed rate debt obligations with a maturity date of May 2019. The fair value adjustments resulting from this swap were a gain on the derivative of less than $1 million at March 31, 2015 (zero at December 31, 2014).

The following table provides the fair value and gross balance sheet classification of derivative instruments at March 31, 2015 and December 31, 2014:

Fair Value of Derivative Instruments In millions	Balance Sheet Classification	Mar 31, 2015	Dec 31, 2014
Asset Derivatives
Derivatives designated as hedges:
Commodities	Other current assets	$2	$4
Foreign currency	Accounts and notes receivable – Other	48	25
Total derivatives designated as hedges		$50	$29
Derivatives not designated as hedges:
Commodities	Other current assets	$4	$2
Foreign currency	Accounts and notes receivable – Other	64	91
Total derivatives not designated as hedges		$68	$93
Total asset derivatives		$118	$122
Liability Derivatives
Derivatives designated as hedges:
Interest rates	Accounts payable – Other	$12	$12
Commodities	Accounts payable – Other	165	106
Foreign currency	Accounts payable – Other	1	—
Total derivatives designated as hedges		$178	$118
Derivatives not designated as hedges:
Commodities	Accounts payable – Other	$2	$2
Foreign currency	Accounts payable – Other	227	161
Total derivatives not designated as hedges		$229	$163
Total liability derivatives		$407	$281

Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.

The net after-tax amounts to be reclassified from "Accumulated other comprehensive loss" to income within the next 12 months are a $4 million loss for interest rate contracts, a $37 million loss for commodity contracts and a $61 million gain for foreign currency contracts.

NOTE 7 – FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 11 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. If applicable, updates have been included in the respective section below.

Fair Value Measurements on a Recurring Basis
The following tables summarize the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at March 31, 2015 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Cash equivalents (2)	$—	$3,471	$—	$—	$3,471
Interests in trade accounts receivable conduits (3)	—	—	1,263	—	1,263
Equity securities (4)	666	36	—	—	702
Debt securities: (4)
Government debt (5)	—	548	—	—	548
Corporate bonds	—	730	—	—	730
Derivatives relating to: (6)
Commodities	1	5	—	(1)	5
Foreign currency	—	112	—	(89)	23
Total assets at fair value	$667	$4,902	$1,263	$(90)	$6,742
Liabilities at fair value:
Long-term debt (7)	$—	$21,910	$—	$—	$21,910
Derivatives relating to: (6)
Interest rates	—	12	—	—	12
Commodities	1	166	—	(3)	164
Foreign currency	—	228	—	(89)	139
Total liabilities at fair value	$1	$22,316	$—	$(92)	$22,225

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
Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding liabilities. The Company posted cash collateral of $6 million at March 31, 2015 ($29 million at December 31, 2014).
The following table summarizes the changes in fair value measurements using Level 3 inputs for the three-month periods ended March 31, 2015 and March 31, 2014:

Fair Value Measurements Using Level 3 Inputs	Three Months Ended
Interests Held in Trade Receivable Conduits (1) In millions	Mar 31, 2015	Mar 31, 2014
Balance at beginning of period	$1,328	$1,227
Gain (loss) included in earnings (2)	1	(1)
Purchases	219	263
Settlements	(285)	(150)
Balance at end of period	$1,263	$1,339

(1)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets.

(2)	Included in “Selling, general and administrative expenses” in the consolidated statements of income.

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At March 31, 2015, the Company had accrued obligations of $700 million for probable environmental remediation and restoration costs, including $74 million for the remediation of Superfund sites, and are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2014, the Company had accrued obligations of $706 million for probable environmental remediation and restoration costs, including $78 million for the remediation of Superfund sites.

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

City of Midland
On March 6, 2012, the Company submitted an Interim Response Activity Plan Designed to Meet Criteria ("Work Plan") to the MDEQ that involved the sampling of soil at residential properties near the Midland site for the presence of dioxins to determine where clean-up may be required and then conducting remediation for properties that sample above the remediation criteria. The MDEQ approved the Work Plan on June 1, 2012 and implementation of the Work Plan began on June 4, 2012. During 2012 and 2013, the Company submitted and had approved by the MDEQ, amendments to the Work Plan to sample properties in 2012 and 2013 that were originally scheduled for sampling in 2014 through 2017. On March 14, 2014, the Company submitted a plan for properties to be sampled during 2014 ("2014 Plan"), as required by the approved Work Plan. On June 12, 2014, the Company submitted a modified plan based on MDEQ comments. The 2014 Plan was approved on June 27, 2014. As of December 31, 2014, remediation has been completed on all of the 132 properties that tested above the remediation criteria.

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

The Tittabawassee River, beginning at the Midland Site and extending down to the first six miles of the Saginaw River, are designated as the first Operable Unit for purposes of conducting the remedial investigation, feasibility study and remedial design work. This work will be performed in a largely upriver to downriver sequence for eight geographic segments of the Tittabawassee and upper Saginaw Rivers. In the first quarter of 2012, the EPA requested the Company address the Tittabawasee River floodplain ("Floodplain") as an additional segment. In August 2014, the EPA proposed for public comment the techniques that can be used to remedy the Floodplain, including proposed site specific clean-up criteria. In January 2015, the Company and the EPA entered into an order to address remediation of the Floodplain. The remedial work is expected to take place over the next 6 years. The remainder of the Saginaw River and the Saginaw Bay are designated as a second Operable Unit and the work associated with that unit may also be geographically segmented. The AOC does not obligate the Company to perform removal or remedial action; that action can only be required by a separate order. The Company and the EPA will be negotiating orders separate from the AOC that will obligate the Company to perform remedial actions under the scope of work of the AOC. The Company and the EPA have entered into three separate orders to perform limited remedial actions to implement early actions - two separate orders to address remedial actions in two of the nine geographic segments in the first Operable Unit and the order to address the Floodplain.

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

At March 31, 2015, the accrual for these off-site matters was $69 million (included in the total accrued obligation of $700 million at March 31, 2015). At December 31, 2014, the Company had an accrual for these off-site matters of $62 million (included in the total accrued obligation of $706 million at December 31, 2014).

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

In October 2014, Union Carbide requested ARPC to review its historical asbestos claim and resolution activity and determine the appropriateness of updating its December 2012 study. In response to that request, ARPC reviewed and analyzed data through September 30, 2014. The resulting study, completed by ARPC in December 2014, estimated that the undiscounted cost of disposing of pending and future claims against Union Carbide and Amchem, excluding future defense and processing costs, to be between $540 million and $640 million through 2029 based on the data as of September 30, 2014. As in earlier studies, ARPC provided longer periods of time in its December 2014 study, but also reaffirmed that forecasts for shorter periods of time are more accurate than those for longer periods of time.

In December 2014, based on ARPC's December 2014 study and Union Carbide's own review of the asbestos claim and resolution activity, Union Carbide determined that an adjustment to the accrual was required due to the increase in mesothelioma claim activity compared with what had been forecasted in the December 2012 study. Accordingly, Union Carbide increased its asbestos-related liability for pending and future claims by $78 million. At December 31, 2014 the asbestos-related liability for pending and future claims was $513 million. At December 31, 2014, approximately 22 percent of the recorded liability related to pending claims and approximately 78 percent related to future claims.

Based on Union Carbide’s review of 2015 activity, Union Carbide determined that no adjustment to the accrual was required at March 31, 2015. Union Carbide’s asbestos-related liability for pending and future claims was $500 million at March 31, 2015. Approximately 20 percent of the recorded liability related to pending claims and approximately 80 percent related to future claims.

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

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds (the “Insurance Litigation”). The Insurance Litigation was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Since the filing of the case, Union Carbide has reached settlements with most of the carriers involved in the Insurance Litigation and continues to pursue a settlement with the remaining carrier. Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $10 million at March 31, 2015 and December 31, 2014.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage. The following table summarizes Union Carbide’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Mar 31, 2015	Dec 31, 2014
Receivables for defense and resolution costs – carriers with settlement agreements	$54	$69
Receivables for insurance recoveries – carriers without settlement agreements	10	10
Total	$64	$79

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

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs was $24 million in the first quarter of 2015 ($25 million in the first quarter of 2014) and was reflected in "Cost of sales" in the consolidated statements of income.

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

On March 9, 2015, the Company filed a petition for writ of certiorari ("Writ Petition") with the U.S. Supreme Court ("Supreme Court"), seeking judicial review by the Supreme Court and requesting that the Supreme Court ultimately correct fundamental errors in the Circuit Court opinion. While it is unknowable whether or not the Supreme Court will accept the Writ Petition for review, there are several compelling reasons why the Supreme Court should grant the petition for writ of certiorari, and if the petition for writ of certiorari is accepted, the Company believes it is likely that the District Court judgment will be vacated. Specifically, it is the Company's position that the Tenth Circuit decision violates the law as expressed by the Supreme Court as set out in Wal-Mart Stores, Inc. v. Dukes, 131 S. Ct. 2541 (2011) and Comcast Corp. v. Behrend, 133 S. Ct. 1426 (2013). The Tenth Circuit also did not follow accepted law from other federal circuits on dispositive case issues, including legal precedent from the U.S. First, Second, Third, Fifth, Ninth and D.C. Circuit Courts. Finally, the erroneous law applied by the Tenth Circuit is not supported by any other circuit court. In April 2015, six amici filed Amicus Briefs in support of Dow’s Writ Petition. The class plaintiffs' opposition brief is due May 11, 2015, and pursuant to the current Supreme Court schedule, it is reasonably anticipated the Supreme Court may issue a decision on the Writ Petition by the end of June 2015.

The Company has consistently denied plaintiffs’ allegations of price fixing and, as outlined above, the Company will continue to vigorously defend this litigation. As with any litigation and based on various factors, the Company may from time to time pursue confidential settlement negotiations to resolve the matter. As part of the Company’s review of the jury verdict, the resulting judgment and the Court of Appeals’ opinion, the Company assessed the legal and factual circumstances of the case, the trial record, the appellate record, and the applicable law including clear precedent from the Supreme Court. Based on this review and the reasons stated above, the Company believes the judgment and decision from the Court of Appeals are not appropriate. As a result, the Company has concluded it is not probable that a loss will occur and, therefore, a liability has not been recorded with respect to these matters. While the Company believes it is not probable a loss will occur, the existence of the jury verdict, the Court of Appeals' opinion, and subsequent denial of Dow's Rehearing Petition indicate that it is reasonably possible that a loss could occur. The estimate of the possible range of loss to Dow is zero to the $1.06 billion judgment (excluding post-judgment interest and possible award of class attorney fees).

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

Purchase Commitments
A summary of the Company's purchase commitments can be found in Note 14 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the purchase commitments since December 31, 2014.

Guarantees
The following tables provide a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at March 31, 2015 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2021	$4,979	$132
Residual value guarantees	2024	900	120
Total guarantees		$5,879	$252

Guarantees at December 31, 2014 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2021	$5,042	$160
Residual value guarantees	2024	951	123
Total guarantees		$5,993	$283

Guarantees
Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. With guarantees, such as commercial or financial contracts, non-performance by the guaranteed party triggers the obligation of the Company to make payments to the beneficiary of the guarantee. The majority of the Company’s guarantees relate to debt of nonconsolidated affiliates, which have expiration dates ranging from less than one year to six years, and trade financing transactions in Latin America, which typically expire within one year of inception. The Company’s current expectation is that future payment or performance related to the non-performance of others is considered unlikely.

During 2013, the Company entered into guarantee agreements (“Guarantees”) related to project financing for Sadara Chemical Company (“Sadara”), a nonconsolidated affiliate. The total of an Islamic bond and Additional Project Financing (collectively “Total Project Financing”) obtained by Sadara is approximately $12.5 billion. Sadara had $11.1 billion of Total Project Financing outstanding at March 31, 2015 ($10.5 billion at December 31, 2014). The Company's guarantee of the Total Project Financing is in proportion to the Company's 35 percent ownership interest in Sadara, or up to approximately $4.4 billion when the project financing is fully drawn. The Guarantees will be released upon completion of construction of the Sadara complex and satisfactory fulfillment of certain other conditions, including passage of an extensive operational testing program, which is currently anticipated by the end of 2017.

Residual Value Guarantees
The Company provides guarantees related to leased assets specifying the residual value that will be available to the lessor at lease termination through sale of the assets to the lessee or third parties.

Warranties
The Company provides warranty policies on certain products and accrues liabilities under warranty policies using historical warranty claim experience. Adjustments are made to accruals as claim data and historical experience change. The following table summarizes changes in the Company's warranty liability:

Warranty Accrual	Mar 31, 2015	Dec 31, 2014
In millions
Balance at January 1	$107	$24
Accruals related to existing warranties	2	104
Settlements	(6)	(21)
Balance at end of period	$103	$107

Asset Retirement Obligations
The Company has recognized asset retirement obligations for the following activities: demolition and remediation activities at manufacturing and administrative sites primarily in the United States, Canada, Brazil, Argentina and Europe; and capping activities at landfill sites in the United States, Canada, Brazil and Italy. The Company has also recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites primarily in the United States, Canada, Argentina and Europe.

The aggregate carrying amount of asset retirement obligations recognized by the Company was $89 million at March 31, 2015 and $84 million at December 31, 2014. The discount rate used to calculate the Company’s asset retirement obligations was 1.48 percent at March 31, 2015 and 1.48 percent at December 31, 2014. These obligations are included in the consolidated balance sheets as "Accrued and other current liabilities" and "Other noncurrent obligations."

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

Interests Held	Mar 31, 2015	Dec 31, 2014
In millions
Carrying value of interests held	$1,263	$1,328
Percentage of anticipated credit losses	0.34%	0.35%
Impact to carrying value - 10% adverse change	$1	$1
Impact to carrying value - 20% adverse change	$2	$2

Credit losses, net of any recoveries, on receivables sold were insignificant during the three-month periods ended March 31, 2015 and March 31, 2014.

Following is an analysis of certain cash flows between the Company and the conduits:

Cash Proceeds	Three Months Ended
In millions	Mar 31, 2015	Mar 31, 2014
Sale of receivables	$12	$—
Collections reinvested in revolving receivables	$5,461	$6,189
Interests in conduits (1)	$285	$150

(1)	Presented in "Operating Activities" in the consolidated statements of cash flows.

Following is additional information related to the sale of receivables under these facilities:

Trade Accounts Receivable Sold	Mar 31, 2015	Dec 31, 2014
In millions
Delinquencies on sold receivables still outstanding	$113	$133
Trade accounts receivable outstanding and derecognized	$2,524	$2,607

NOTE 10 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable In millions	Mar 31, 2015	Dec 31, 2014
Notes payable to banks and other lenders	$351	$353
Notes payable to related companies	124	189
Notes payable trade	7	9
Total notes payable	$482	$551
Period-end average interest rates	4.53%	4.08%

Long-Term Debt In millions	2015 Average Rate	Mar 31, 2015	2014 Average Rate	Dec 31, 2014
Promissory notes and debentures:
Final maturity 2015	2.74%	$60	2.74%	$60
Final maturity 2016	2.52%	805	2.52%	805
Final maturity 2017	5.66%	489	5.66%	489
Final maturity 2018	5.44%	567	5.44%	567
Final maturity 2019	8.41%	2,168	8.41%	2,168
Final maturity 2020	4.37%	1,877	4.37%	1,877
Final maturity 2021 and thereafter	5.31%	10,186	5.31%	10,186
Other facilities:
U.S. dollar loans, various rates and maturities	1.39%	461	1.38%	461
Foreign currency loans, various rates and maturities	3.01%	994	3.01%	1,013
Medium-term notes, varying maturities through 2025	3.51%	1,620	3.55%	1,528
Tax-exempt bonds, varying maturities through 2038	5.66%	343	5.66%	343
Capital lease obligations	—	81	—	85
Unamortized debt discount	—	(344)	—	(350)
Long-term debt due within one year	—	(1,440)	—	(394)
Long-term debt	—	$17,867	—	$18,838

Annual Installments on Long-Term Debt For Next Five Years at March 31, 2015 In millions
2015	$380
2016	$1,373
2017	$773
2018	$935
2019	$2,579
2020	$2,073

2015 Activity
During the first three months of 2015, the Company issued $93 million aggregate principal amount of InterNotes and approximately $3 million of long-term debt (net of $5 million of repayments) was entered into by consolidated variable interest entities.

2014 Activity
During the first three months of 2014, the Company issued $99 million aggregate principal amount of InterNotes and approximately $26 million of long-term debt (net of $5 million of repayments) was entered into by consolidated variable interest entities. The Company also repaid $346 million of long-term debt related to the purchase of an ethylene production facility (see Note 11 for additional information).

Available Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at March 31, 2015
In millions	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility (1)	March 2015	$5,000	$5,000	March 2020	Floating rate
Bilateral Revolving Credit Facility	March 2013	100	100	March 2016	Floating rate
Bilateral Revolving Credit Facility	March 2013	300	300	October 2016	Floating rate
Term Loan Facility	March 2013	300	—	March 2016	Floating rate
Bilateral Revolving Credit Facility	April 2013	200	200	April 2016	Floating rate
Bilateral Revolving Credit Facility	October 2013	200	200	October 2016	Floating rate
Bilateral Revolving Credit Facility	October 2013	100	100	October 2016	Floating rate
Bilateral Revolving Credit Facility	January 2014	100	100	October 2016	Floating rate
Total Committed and Available Credit Facilities		$6,300	$6,000

(1)	The prior credit facility was terminated and replaced with a new credit facility on March 24, 2015.

Debt Covenants and Default Provisions
There were no material changes to the debt covenants and default provisions related to the Company's outstanding long-term debt and primary, private credit agreements in the first three months of 2015. For additional information on the Company's debt covenants and default provisions, see Note 16 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE 11 – VARIABLE INTEREST ENTITIES
A complete description of the Company's variable interest entities can be found in Note 19 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Consolidated Variable Interest Entities
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

The Company's consolidated financial statements include the assets, liabilities and results of operations of variable interest entities ("VIEs"), for which the Company is the primary beneficiary. The other equity holders’ interests are reflected in “Net income attributable to noncontrolling interests” in the consolidated statements of income and "Redeemable Noncontrolling Interest" and “Non-redeemable noncontrolling interests” in the consolidated balance sheets. The following table summarizes the carrying amounts of the entities’ assets and liabilities included in the Company’s consolidated balance sheets at March 31, 2015 and December 31, 2014:

Assets and Liabilities of Consolidated VIEs In millions	Mar 31, 2015	Dec 31, 2014
Cash and cash equivalents (1)	$244	$190
Other current assets	162	175
Property	2,708	2,726
Other noncurrent assets	99	85
Total assets (2)	$3,213	$3,176
Current liabilities (nonrecourse 2015: $362; 2014: $391)	$365	$394
Long-term debt (nonrecourse 2015: $1,227; 2014: $1,229)	1,252	1,260
Other noncurrent liabilities (nonrecourse 2015: $58; 2014: $62)	58	62
Total liabilities	$1,675	$1,716

(1)	Includes $42 million at March 31, 2015 ($20 million at December 31, 2014) restricted for the debt servicing and operational expenses of a manufacturing facility.

(2)	All assets were restricted at March 31, 2015 and December 31, 2014.

In addition, the carrying amounts of assets and liabilities included in the Company’s consolidated balance sheets pertaining to an entity created to monetize accounts receivable of select European entities were current assets of $79 million (zero restricted) at March 31, 2015 ($99 million, zero restricted, at December 31, 2014) and current liabilities were $1 million (zero nonrecourse) at March 31, 2015 (less than $1 million, zero nonrecourse at December 31, 2014).
Amounts presented in the consolidated balance sheets and the preceding table as restricted assets or nonrecourse obligations relating to consolidated VIEs at March 31, 2015 and December 31, 2014 are adjusted for intercompany eliminations and parental guarantees.
Nonconsolidated Variable Interest Entity
At March 31, 2015, the Company’s investment in its crude acrylic acid joint venture was $139 million ($162 million at December 31, 2014) and is classified as “Investment in nonconsolidated affiliates” in the consolidated balance sheets, representing the Company’s maximum exposure to loss.

NOTE 12 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended
In millions	Mar 31, 2015	Mar 31, 2014
Defined Benefit Pension Plans:
Service cost	$125	$103
Interest cost	244	276
Expected return on plan assets	(344)	(332)
Amortization of prior service cost (credit)	(7)	6
Amortization of net loss	184	126
Net settlements (1)	—	2
Net periodic benefit cost	$202	$181

Other Postretirement Benefits:
Service cost	$4	$4
Interest cost	15	18
Amortization of prior service credit	(1)	—
Amortization of net gain	(3)	(4)
Net periodic benefit cost	$15	$18

(1)	The 2014 impact relates to settlements associated with the wind-up of a Canadian pension plan.

The Company's funding policy is to contribute to defined benefit pension plans in the United States and a number of other countries when pension laws and/or economics either require or encourage funding. Dow expects to contribute approximately $850 million to its pension plans in 2015.

NOTE 13 – STOCK-BASED COMPENSATION
A complete description of the Company's stock-based compensation plans can be found in Note 20 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Employee Stock Purchase Plan
The Company grants stock-based compensation to employees under The Dow Chemical Company 2012 Employee Stock Purchase Plan (the "2012 ESPP"). Under the 2015 annual offering of the 2012 ESPP, most employees were eligible to purchase shares of common stock of the Company valued at up to 10 percent of their annual base salary. The value is determined using the plan price multiplied by the number of shares subscribed to by the employee. The plan price of the stock is set at an amount equal to at least 85 percent of the fair market value (closing price) of the common stock on a date during the fourth quarter of the year prior to the offering, or the average fair market value (closing price) of the common stock over a period during the fourth quarter of the year prior to the offering, in each case, specified by the plan administrator.

During the first quarter of 2015, employees subscribed to the right to purchase 3.2 million shares of the Company's common stock with a weighted-average exercise price of $41.49 per share and a weighted-average fair value of $4.62 per share under the 2012 ESPP.

Stock Incentive Plan
The Company also grants stock-based compensation to employees and non-employee directors under The Dow Chemical Company 2012 Stock Incentive Plan and The Dow Chemical Company Amended and Restated 2012 Stock Incentive Plan (collectively, the "2012 Plan"). Most of the Company's stock-based compensation awards are granted in the first quarter of each year. During the first quarter of 2015, the Company granted the following stock-based compensation awards to employees under the 2012 Plan:

•	3.0 million stock options with a weighted-average exercise price of $49.44 per share and a weighted-average fair value of $11.61 per share;

•	2.1 million shares of deferred stock with a weighted-average fair value of $49.42 per share; and

•	2.3 million shares of performance deferred stock with a weighted-average fair value of $59.08 per share.

Total unrecognized compensation cost at March 31, 2015 is provided in the following table:

Total Unrecognized Compensation Cost at March 31, 2015
In millions	Unrecognized Compensation Cost	Weighted-average Recognition Period (Years)
ESPP purchase rights		$8.63
Unvested stock options		$61.75
Deferred stock awards		$161.96
Performance deferred stock awards		$170.93

NOTE 14 – EARNINGS PER SHARE CALCULATIONS
The following tables provide the earnings per share calculations for the three-month periods ended March 31, 2015 and 2014:

Net Income for Earnings Per Share Calculations - Basic	Three Months Ended
In millions	Mar 31, 2015	Mar 31, 2014
Net income attributable to The Dow Chemical Company	$1,478	$1,049
Preferred stock dividends	(85)	(85)
Net income attributable to participating securities (1)	(10)	(8)
Net income attributable to common stockholders	$1,383	$956

Earnings Per Share Calculations - Basic	Three Months Ended
Dollars per share	Mar 31, 2015	Mar 31, 2014
Net income attributable to The Dow Chemical Company	$1.30	$0.88
Preferred stock dividends	(0.07)	(0.07)
Net income attributable to participating securities (1)	(0.01)	(0.01)
Net income attributable to common stockholders	$1.22	$0.80

Net Income for Earnings Per Share Calculations - Diluted	Three Months Ended
In millions	Mar 31, 2015	Mar 31, 2014
Net income attributable to The Dow Chemical Company	$1,478	$1,049
Preferred stock dividends (2)	—	(85)
Net income attributable to participating securities (1)	(10)	(8)
Net income attributable to common stockholders	$1,468	$956

Earnings Per Share Calculations - Diluted	Three Months Ended
Dollars per share	Mar 31, 2015	Mar 31, 2014
Net income attributable to The Dow Chemical Company	$1.19	$0.87
Preferred stock dividends (2)	—	(0.07)
Net income attributable to participating securities (1)	(0.01)	(0.01)
Net income attributable to common stockholders	$1.18	$0.79

Share Count Information	Three Months Ended
Shares in millions	Mar 31, 2015	Mar 31, 2014
Weighted-average common shares - basic	1,135.7	1,190.6
Plus dilutive effect of stock options and awards	14.2	17.1
Plus dilutive effect of assumed conversion of preferred stock (3)	96.8	—
Weighted-average common shares - diluted	1,246.7	1,207.7
Stock options and deferred stock awards excluded from EPS calculations (4)	6.4	5.7

(1)	Deferred stock awards are considered participating securities due to Dow's practice of paying dividend equivalents on unvested shares.

(2)	Preferred stock dividends were not added back in the calculation of diluted earnings per share for the three-month period ended March 31, 2014, because the effect of adding them back would have been antidilutive.

(3)	Conversion of the Company's Cumulative Convertible Perpetual Preferred Stock, Series A into shares of the Company's common stock was excluded from the calculation of diluted earnings per share for the three-month period ended
March 31, 2014, because the effect of including them would have been antidilutive.

(4)	These outstanding options to purchase shares of common stock and deferred stock awards were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides an analysis of the changes in accumulated other comprehensive loss for the three months ended March 31, 2015 and 2014:

Accumulated Other Comprehensive Loss	Three Months Ended
In millions	Mar 31, 2015	Mar 31, 2014
Unrealized Gains on Investments at beginning of year	$141	$160
Net change in unrealized gains	12	18
Reclassification to earnings - Net Sales (net of tax of $(8), $(16)) (1)	(14)	(29)
Balance at end of period	$139	$149
Cumulative Translation Adjustments at beginning of year	(751)	476
Translation adjustments	(941)	(68)
Reclassification to earnings - Sundry income (expense) - net	4	(3)
Balance at end of period	$(1,688)	$405
Pension and Other Postretirement Benefit Plans at beginning of year	(7,321)	(5,460)
Adjustments to pension and other postretirement benefit plans (net of tax of $61, $39) (1) (2)	125	81
Balance at end of period	$(7,196)	$(5,379)
Accumulated Derivative Gain (Loss) at beginning of year	(86)	(3)
Net hedging results	(27)	3
Reclassification to earnings - Cost of sales (net of tax of $5, $1) (1)	18	1
Balance at end of period	$(95)	$1
Total Accumulated Other Comprehensive Loss	$(8,840)	$(4,824)

(1)	Tax amounts are included in "Provision for income taxes" in the consolidated statements of income.

(2)	Included in "Net periodic benefit cost." See Note 12 for additional information.

NOTE 16 – NONCONTROLLING INTERESTS
Ownership interests in the Company's subsidiaries held by parties other than the Company are presented separately from the Company's equity in the consolidated balance sheets as "Redeemable Noncontrolling Interest" and "Non-redeemable noncontrolling interests." The amount of consolidated net income attributable to the Company and the noncontrolling interests are both presented on the face of the consolidated statements of income. See Note 11 for additional information related to the redeemable noncontrolling interest.

The following table summarizes the activity for equity attributable to non-redeemable noncontrolling interests for the three months ended March 31, 2015 and 2014:

Non-redeemable Noncontrolling Interests	Three Months Ended
In millions	Mar 31, 2015	Mar 31, 2014
Balance at beginning of period	$931	$1,026
Net income attributable to noncontrolling interests	41	17
Distributions to noncontrolling interests	(9)	(12)
Capital contributions	14	29
Purchases of noncontrolling interests (1)	—	(54)
Transfers of redeemable noncontrolling interest	—	(27)
Cumulative translation adjustments	—	2
Other	—	1
Balance at end of period	$977	$982

(1)	See Note 11 for additional information on variable interest entities.

NOTE 17 – OPERATING SEGMENTS AND GEOGRAPHIC AREAS
Beginning in the fourth quarter of 2014, the Company changed its reportable segments as a result of changes in the Company's organization, including leadership appointments. The reporting changes are retrospectively reflected in the segment results for the three-month period ended March 31, 2014.

Operating Segment Information	Three Months Ended
In millions	Mar 31, 2015	Mar 31, 2014
Sales by operating segment
Agricultural Sciences	$1,864	$2,119
Consumer Solutions	1,123	1,137
Infrastructure Solutions	1,828	2,035
Performance Materials & Chemicals	3,209	3,550
Performance Plastics	4,269	5,522
Corporate	77	98
Total	$12,370	$14,461
EBITDA (1) by operating segment
Agricultural Sciences	$409	$506
Consumer Solutions	286	259
Infrastructure Solutions	295	268
Performance Materials & Chemicals	1,223	514
Performance Plastics	985	966
Corporate	(135)	(117)
Total	$3,063	$2,396
Equity in earnings (losses) of nonconsolidated affiliates by operating segment (included in EBITDA)
Agricultural Sciences	$—	$—
Consumer Solutions	20	30
Infrastructure Solutions	76	71
Performance Materials & Chemicals	55	91
Performance Plastics	23	68
Corporate	(6)	(9)
Total	$168	$251

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

Reconciliation of EBITDA to “Income Before Income Taxes”	Three Months Ended
In millions	Mar 31, 2015	Mar 31, 2014
EBITDA	$3,063	$2,396
- Depreciation and amortization	634	672
+ Interest income	17	13
- Interest expense and amortization of debt discount	241	246
Income Before Income Taxes	$2,205	$1,491

Transfers of products between operating segments are generally valued at cost. However, transfers of products to Agricultural Sciences from other segments are generally valued at market-based prices; the revenues generated by these transfers in the first three months of 2015 and 2014 were immaterial and eliminated in consolidation.

Geographic Areas	Three Months Ended
In millions	Mar 31, 2015	Mar 31, 2014
Sales by geographic area
United States	$4,327	$4,791
Europe, Middle East, Africa and India	3,974	5,215
Rest of World	4,069	4,455
Total	$12,370	$14,461

NOTE 18 – REVERSE MORRIS TRUST TRANSACTION
On March 27, 2015, the Company and Olin Corporation ("Olin") announced the signing of definitive agreements under which (i) the Company will transfer, directly or indirectly, its U.S. Gulf Coast Chlor-Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses ("chlorine value chain") into a new company ("Spinco"), (ii) the shares of Spinco will either be exchanged for shares of the Company pursuant to a public exchange offer, distributed to Dow shareholders as a dividend, or a combination thereof, and (iii) Spinco will merge with a wholly owned subsidiary of Olin. Upon completion of these transactions, Dow shareholders that receive shares of Spinco will own at least 50.5 percent of the outstanding shares of Olin common stock and existing Olin shareholders will hold the remaining outstanding shares of Olin common stock. The transaction has a value of approximately $5 billion, which includes approximately $2 billion in cash and Spinco debt instruments to be distributed to the Company by Spinco, approximately $800 million of assumed debt, pension and other liabilities, and approximately $2.2 billion in shares of Olin common stock to be received by participating Dow shareholders (valued based upon Olin's closing stock price on March 25, 2015). The Company will also enter into multiple site, transitional and other service agreements, supply and purchase agreements, real estate agreements, technology licenses and intellectual property agreements with Olin as a result of the transaction. The transaction is subject to Olin shareholder approval, customary regulatory approvals and tax authority rulings and is expected to close by year-end 2015.

During the three-month period ended March 31, 2015, the Company incurred pretax charges of $26 million for nonrecurring transaction costs associated with the planned separation of the chlorine value chain, consisting primarily of financial and professional advisory fees, legal fees and information systems infrastructure costs. The charges were included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in Corporate.

The Company has evaluated the pending divestiture of the chlorine value chain under Accounting Standards Update 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." In the quarter the transaction is completed, the Company does not expect to report the historical results of the chlorine value chain as discontinued operations in Dow's financial statements, as the divestiture of these businesses does not represent a strategic shift that will have a major effect on the Company's operations and financial results.

(Unaudited)	The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

•
The Company reported sales in the first quarter of 2015 of $12.4 billion, down 14 percent from $14.5 billion in the first quarter of 2014, with decreases in all operating segments and geographic areas.

•
Price was down 15 percent compared with the same period last year, driven by the decline in crude oil prices and the unfavorable impact of currency which represented nearly 30 percent of the decline. Price decreased in all geographic areas and all operating segments, with the most pronounced decrease in Performance Plastics (down 25 percent).

•
Volume increased 1 percent compared with the first quarter of 2014, as increases in Consumer Solutions (up 5 percent), Performance Materials & Chemicals (up 3 percent) and Performance Plastics (up 2 percent) more than offset lower volume in Agricultural Sciences (down 5 percent). Infrastructure Solutions volume remained flat. Volume increased in Asia Pacific and Latin America (both up 3 percent) and remained flat in North America and Europe, Middle East, Africa and India ("EMEAI"). Excluding recent divestitures(1), Performance Materials & Chemicals volume was up 5 percent.

•
Purchased feedstock and energy costs, which account for more than one-third of Dow’s total costs, decreased $2.4 billion (43 percent) compared with the first quarter of 2014, due to lower global feedstock, natural gas and monomer costs driven by the decline in crude oil prices.

•
Research and development ("R&D") expenses were down slightly compared with the same quarter last year. Selling, general and administrative ("SG&A") expenses decreased compared with the same period last year, driven primarily by cost reduction initiatives, notably in Performance Materials & Chemicals.

•
Equity earnings were $168 million in the first quarter of 2015, down $83 million from $251 million in the first quarter of 2014, primarily due to higher equity losses at Sadara Chemical Company ("Sadara") and lower equity earnings at EQUATE Petrochemical Company K.S.C. ("EQUATE"), The Kuwait Styrene Company K.S.C. ("TKSC") and The Kuwait Olefins Company K.S.C. ("TKOC").

•	The Company purchased 10.3 million shares of common stock at a cost of $500 million during the first quarter of 2015.

In addition to the financial highlights, the following events occurred during or subsequent to the first quarter of 2015:

•	On January 30, 2015, the Company completed the divestiture of its global Sodium Borohydride business, part of the Performance Materials & Chemicals segment, to Vertellus Performance Chemicals LLC.

•
On January 30, 2015, the Company completed the acquisition of Cooperativa Central de Pesquisa Agrícola's ("Coodetec") seed business. The acquisition of Coodetec's seed business is expected to advance the development of Dow AgroSciences' soybean program and strengthen the Company's position in the corn market segment.

•	On February 2, 2015, the Company completed the divestiture of ANGUS Chemical Company, part of the Performance Materials & Chemicals segment, to Golden Gate Capital.

•	On February 12, 2015, the Board of Directors declared a quarterly dividend of $0.42 per share, payable April 30, 2015, to stockholders of record on March 31, 2015.

•
On March 27, 2015, the Company and Olin Corporation ("Olin") announced the signing of definitive agreements under which Dow will transfer its U.S. Gulf Coast Chlor-Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses into a new company ("Spinco") through a spin-off, split-off or combination thereof, and then merge Spinco with Olin in a tax-efficient Reverse Morris Trust transaction. The transaction is expected to result in a tax-efficient consideration of approximately $5 billion, or a taxable equivalent value of approximately $8 billion. The transaction is subject to Olin shareholder approval, customary regulatory approvals and tax authority rulings and is expected to close by year-end 2015.

•
On April 15, 2015, the Company announced its 2025 Sustainability Goals, the third set of sustainability-related goals since 1995. The 2025 Sustainability Goals include aggressive sustainability targets designed to develop breakthrough product innovations, positively impact the lives of one billion people and deliver $1 billion in cost savings or new cash flow for the Company by valuing nature in business decisions.

(1)	Excludes sales of ANGUS Chemical Company, divested on February 2, 2015, and sales of the global Sodium Borohydride business, divested on January 30, 2015.

•
On April 29, 2015, the Board of Directors approved actions to further streamline the organization and optimize the Company’s footprint as a result of the pending separation of a significant portion of Dow’s chlorine value chain. These actions, which will further accelerate Dow’s value growth and productivity targets, will result in a reduction of approximately 1,500 to 1,750 positions across a number of businesses and functions and adjustments to the Company's asset footprint to enhance competitiveness. As a result of these actions, the Company will record a pretax charge in the second quarter of 2015 ranging from $330 million to $380 million. These actions are expected to be completed during the next two years.

•
On April 30, 2015, the Company announced it signed a definitive agreement to sell its AgroFresh business to Boulevard Acquisition Corp., a public investment vehicle formed by Avenue Capital Group, for $860 million. Dow will retain a minority interest in the business. The transaction is expected to close in the third quarter of 2015.

Selected Financial Data	Three Months Ended
In millions, except per share amounts	Mar 31, 2015	Mar 31, 2014
Net sales	$12,370	$14,461

Cost of sales	$9,535	$11,733
Percent of net sales	77.1%	81.1%

Research and development expenses	$383	$391
Percent of net sales	3.1%	2.7%

Selling, general and administrative expenses	$752	$779
Percent of net sales	6.1%	5.4%

Effective tax rate	31.1%	28.5%

Net income available for common stockholders	$1,393	$964

Earnings per common share – basic	$1.22	$0.80
Earnings per common share – diluted	$1.18	$0.79

Operating rate percentage	84%	83%

RESULTS OF OPERATIONS
Net Sales
Net sales in the first quarter of 2015 were $12.4 billion, down 14 percent from $14.5 billion in the first quarter of last year, with price down 15 percent and volume up 1 percent. Price decreased in all operating segments and geographic areas, driven by the decline in crude oil prices and the unfavorable impact of currency which represented nearly 30 percent of the decline. Double-digit price declines were reported in Performance Plastics (down 25 percent), Performance Materials & Chemicals (down 13 percent) and Infrastructure Solutions (down 10 percent). Volume was up 1 percent as increases in Consumer Solutions (up 5 percent), Performance Materials & Chemicals (up 3 percent) and Performance Plastics (up 2 percent) more than offset lower volume in Agricultural Sciences (down 5 percent). Infrastructure Solutions volume remained flat. Volume increased in Asia Pacific and Latin America (both up 3 percent) and remained flat in North America and EMEAI. Volume in Performance Materials & Chemicals was impacted by recent divestitures. Excluding these divestitures, volume in Performance Materials & Chemicals was up 5 percent.

Gross Margin
Gross margin was $2.8 billion in the first quarter of 2015, up from $2.7 billion in the first quarter of last year. Despite the significant decline in sales due to lower selling prices, gross margin increased primarily due to lower feedstock, energy and other raw material costs, increased sales volume and the favorable impact of currency on costs.

Operating Rate
The Company’s global plant operating rate was 84 percent of capacity in the first quarter of 2015, up from 83 percent in the first quarter of 2014.

Personnel Count
Personnel count was 52,217 at March 31, 2015, down from 53,216 at December 31, 2014 and 52,743 at March 31, 2014. Headcount decreased from December 31, 2014 primarily due to the reduction of seasonal employees in the Agricultural Sciences operating segment and the separation of employees as a result of divestitures.

Research and Development Expenses
R&D expenses totaled $383 million in the first quarter of 2015, down $8 million (2 percent) from $391 million in the first quarter of last year.

Selling, General and Administrative Expenses
SG&A expenses totaled $752 million in the first quarter of 2015, down $27 million (3 percent) from $779 million in the first quarter of last year, driven primarily by cost reduction initiatives, notably in the Performance Materials & Chemicals segment.

Amortization of Intangibles
Amortization of intangibles was $102 million in the first quarter of 2015, down from $114 million in the first quarter of 2014. See Note 5 to the Consolidated Financial Statements for additional information on intangible assets.

Equity in Earnings of Nonconsolidated Affiliates
Dow's share of the earnings of nonconsolidated affiliates was $168 million in the first quarter of 2015, down from $251 million in the first quarter of 2014, primarily due to higher equity losses from Sadara and lower equity earnings from EQUATE, TKSC and TKOC.

Sundry Income (Expense) - Net
Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments and gains and losses on sales of investments and assets. Sundry income (expense) – net in the first quarter of 2015 was net income of $663 million, an increase of $634 million compared with net income of $29 million in the first quarter of 2014. The first quarter of 2015 included a $670 million gain on the divestiture of ANGUS Chemical Company and an $18 million gain on the divestiture of the global Sodium Borohydride business (both reflected in Performance Materials & Chemicals) which more than offset foreign currency exchange losses and $26 million of transaction expenses related to the planned separation of a significant portion of the Company's chlorine value chain (reflected in Corporate). The first quarter of 2014 included a gain related to the termination of an off-take agreement, partially offset by foreign currency exchange losses. See Note 3 to the Consolidated Financial Statements for additional information concerning the Company's divestitures. See Note 18 to the Consolidated Financial Statements for additional information concerning the planned separation of the Company's chlorine value chain.

Net Interest Expense
Net interest expense (interest expense less capitalized interest and interest income) was $224 million in the first quarter of 2015, down slightly from $233 million in the first quarter of last year. Interest income was $17 million in the first quarter of 2015 compared with $13 million in the first quarter of 2014.

Provision for Income Taxes
The effective tax rate for the first quarter of 2015 was 31.1 percent compared with 28.5 percent for the first quarter of 2014. The Company's effective tax rate fluctuates based on, among other factors, where income is earned, reinvestment assertions regarding foreign income and the level of income relative to tax credits available. For example, as the percentage of foreign sourced income increases, the Company's effective tax rate declines. The Company's tax rate is also influenced by the level of equity earnings, since most of the earnings from the Company's equity method investments are taxed at the joint venture level. The increase in the tax rate in the first quarter of 2015 compared with the same period last year was primarily due to the impact of non-deductible items related to divestiture transactions.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $41 million in the first quarter of 2015, up from $17 million in the first quarter of 2014.

Preferred Stock Dividends
Preferred stock dividends of $85 million were recognized in the first quarters of 2015 and 2014, related to the Company’s Cumulative Convertible Perpetual Preferred Stock, Series A.

Net Income Available for Common Stockholders
Net income available for common stockholders was $1,393 million, or $1.18 per share, in the first quarter of 2015, compared with $964 million, or $0.79 per share, in the first quarter of 2014. See Note 14 to the Consolidated Financial Statements for details on the Company's earnings per share calculations.

Certain Items Impacting Results
The following table summarizes the impact of certain items recorded in the three-month periods ended March 31, 2015 and March 31, 2014:

Certain Items Impacting Results	Pretax Impact (1)		Net Income (2)		EPS - Diluted (3) (4)
	Three Months Ended		Three Months Ended		Three Months Ended
In millions, except per share amounts (Unaudited)	Mar 31, 2015	Mar 31, 2014	Mar 31, 2015	Mar 31, 2014	Mar 31, 2015	Mar 31, 2014
Adjusted to exclude certain items (non-GAAP measures)			$974	$964	$0.84	$0.79
Certain items:
Sundry income (expense) - net:
Gain on the divestiture of ANGUS Chemical	$670	$—	$451	$—	$0.39	$—
Divestiture of the Sodium Borohydride business	18	—	(9)	—	(0.01)	—
Chlorine value chain separation costs	(26)	—	(23)	—	(0.02)	—
Total certain items	$662	$—	$419	$—	$0.36	$—
Reported GAAP Amounts			$1,393	$964	$1.20	$0.79
Dilutive effect of assumed preferred stock conversion into shares of common stock					$(0.02)	N/A
Reported GAAP Amounts (5) (6)			$1,393	$964	$1.18	$0.79

(1)	Impact on "Income Before Income Taxes."

(2)	"Net Income Available for The Dow Chemical Company Common Stockholders."

(3)	"Earnings per common share - diluted."

(4)
For the three-month period ended March 31, 2015, conversion of the Company's Cumulative Convertible Perpetual Preferred Stock, Series A ("Preferred Stock") into shares of the Company's common stock was excluded from the calculation of "Diluted earnings per share adjusted to exclude certain items" as well as the earnings per share impact of certain items because the effect of including them would have been antidilutive.

(5)
For the three-month period ended March 31, 2015, an assumed conversion of the Company's Preferred Stock into shares of the Company's common stock was included in the calculation of diluted earnings per share (reported GAAP amount).

(6)
The Company used "Net Income Attributable to The Dow Chemical Company" when calculating diluted earnings per share (reported GAAP amount) for the three-month period ended March 31, 2015, as it excludes preferred dividends of $85 million.

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

OUTLOOK
Looking ahead, Dow expects geopolitical and economic uncertainty throughout 2015, although the oil market is projected to be more favorable behind growing global demand in the coming quarters. In this environment, the Company will continue to execute against its growth commitments as demonstrated by the expected start-up of the first production units at Sadara, Dow's strategic joint venture in the Middle East, and the start-up of an on-purpose propylene production facility in Freeport, Texas. Collectively these investments set Dow apart by further strengthening the Company's portfolio through economic cycles and fortifying its long-term growth trajectory.

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

SALES VOLUME AND PRICE BY OPERATING SEGMENT AND GEOGRAPHIC AREA

Sales Volume and Price by Operating Segment and	Three Months Ended
Geographic Area	Mar 31, 2015
Percentage change from prior year	Volume	Price	Total
Operating segments
Agricultural Sciences	(5)%	(7)%	(12)%
Consumer Solutions	5	(6)	(1)
Infrastructure Solutions	—	(10)	(10)
Performance Materials & Chemicals	3	(13)	(10)
Performance Plastics	2	(25)	(23)
Total	1%	(15)%	(14)%
Geographic areas
United States	1%	(11)%	(10)%
Europe, Middle East, Africa and India	—	(24)	(24)
Rest of World	1	(10)	(9)
Total	1%	(15)%	(14)%

Sales Volume and Price by Operating Segment and	Three Months Ended
Geographic Area, Excluding Divestitures (1)	Mar 31, 2015
Percentage change from prior year	Volume	Price	Total
Operating segments
Agricultural Sciences	(5)%	(7)%	(12)%
Consumer Solutions	5	(6)	(1)
Infrastructure Solutions	—	(10)	(10)
Performance Materials & Chemicals	5	(13)	(8)
Performance Plastics	2	(25)	(23)
Total	1%	(15)%	(14)%
Geographic areas
United States	2%	(11)%	(9)%
Europe, Middle East, Africa and India	1	(24)	(23)
Rest of World	2	(10)	(8)
Total	1%	(15)%	(14)%

(1)	Excludes sales of ANGUS Chemical Company, divested on February 2, 2015, and sales of the global Sodium Borohydride business, divested on January 30, 2015.

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

Agricultural Sciences	Three Months Ended
In millions	Mar 31, 2015	Mar 31, 2014
Sales	$1,864	$2,119
Price change from comparative period	(7)%	N/A
Volume change from comparative period	(5)%	N/A
Equity earnings	$—	$—
EBITDA	$409	$506

Agricultural Sciences sales were $1,864 million in the first quarter of 2015, down 12 percent from $2,119 million in the first quarter of 2014. Compared with the first quarter of last year, volume decreased 5 percent and price declined 7 percent, including the unfavorable impact of currency which represented nearly 60 percent of the price decline. Sales declined in all geographic areas, except Asia Pacific due to increased rice herbicide sales. Crop Protection sales declined 11 percent compared with the first quarter of 2014, driven by lower cereal herbicide sales in EMEAI due to weather-related delays in the spring planting season. Seeds sales declined 14 percent compared with the first quarter of 2014, driven by reduced corn sales in the Americas due to lower planted acreage.

EBITDA for the first quarter of 2015 was $409 million, compared with $506 million in the first quarter of 2014. EBITDA decreased primarily due to a decline in selling prices, a later start to the European planting season and softer market demand as a result of lower crop commodity prices which more than offset the favorable impact of currency on costs and lower SG&A spending.

On January 30, 2015, Dow AgroSciences LLC ("DAS") acquired Cooperativa Central de Pesquisa Agrícola's ("Coodetec") seed business for $169 million. The acquisition of Coodetec's seed business is expected to advance the development of Dow AgroSciences' soybean program and strengthen the Company’s position in the corn market segment. See Note 3 to the Consolidated Financial Statements for additional information on this acquisition.

On September 17, 2014, the U.S. Department of Agriculture issued deregulation decisions for Dow AgroSciences LLC’s ENLIST™ Corn and Soybean events. On October 15, 2014, the Company announced it received registration from the U.S. Environmental Protection Agency ("EPA") for ENLIST DUO™, the companion herbicide for use with ENLIST™ Corn and Soybeans, in six key states. On April 1, 2015, the EPA announced its approval of ENLIST DUO™ herbicide for use in an additional nine states. The Company expects a limited, stewarded launch of ENLIST™ Corn Seeds in the United States in 2015, with harvested seeds strictly controlled. Preliminary approval has been received for the registration of ENLIST™ Soybean Seeds and Corn Seeds in Brazil, with final approval for commercialization pending. On April 17, 2015, the Company secured approval of the registration of ENLIST E3™ in Argentina. Regulatory approvals in certain other countries are still pending.

On April 30, 2015, the Company announced it signed a definitive agreement to sell its AgroFresh business to Boulevard Acquisition Corp., a public investment vehicle formed by Avenue Capital Group, for $860 million. Dow will retain a minority interest in the business. The transaction is expected to close in the third quarter of 2015.

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

Consumer Solutions	Three Months Ended
In millions	Mar 31, 2015	Mar 31, 2014
Sales	$1,123	$1,137
Price change from comparative period	(6)%	N/A
Volume change from comparative period	5%	N/A
Equity earnings	$20	$30
EBITDA	$286	$259

Consumer Solutions sales were $1,123 million in the first quarter of 2015, down from $1,137 million in the first quarter of 2014. Sales decreased 1 percent compared with the first quarter of 2014, with volume up 5 percent and price down 6 percent, with more than two-thirds of the price decline due to the unfavorable impact of currency. Volume increased in all businesses and all geographic areas. Dow Automotive Systems volume increased in all geographic areas, most notably in North America and Europe, driven by the continued transportation sector recovery. Dow Electronic Materials volume increased primarily due to continued mobile device growth for Semiconductor Technologies and higher demand for Growth Technologies in North America and Asia Pacific, which offset lower demand in Display Technologies for films and filters and organic light-emitting diode materials. Consumer Care volume increased primarily due to higher demand in cellulosics used in food and pharmaceutical applications. Price declined in Dow Automotive Systems and Consumer Care primarily due to the unfavorable impact of currency in EMEAI. Dow Electronic Materials price declined due to continued competitive pricing pressure and the weakening Japanese yen.

EBITDA in the first quarter of 2015 was $286 million, up from $259 million in the first quarter of 2014. Compared with the first quarter 2014, EBITDA increased as higher sales volume, lower feedstock and energy costs, and the favorable impact of currency on costs more than offset lower selling prices.

INFRASTRUCTURE SOLUTIONS
The Infrastructure Solutions segment consists of the following businesses: Dow Building & Construction, Dow Coating Materials, Energy & Water Solutions, and Performance Monomers; and includes a portion of the Company's share of the results of Dow Corning, a joint venture of the Company.

Infrastructure Solutions	Three Months Ended
In millions	Mar 31, 2015	Mar 31, 2014
Sales	$1,828	$2,035
Price change from comparative period	(10)%	N/A
Volume change from comparative period	—%	N/A
Equity earnings	$76	$71
EBITDA	$295	$268

Infrastructure Solutions sales in the first quarter of 2015 were $1,828 million, down 10 percent from $2,035 million in the first quarter of 2014, entirely driven by price. Price decreased in all geographic areas and businesses, with the unfavorable impact of currency representing approximately 40 percent of the decline. Price declines in Dow Building & Construction and Energy & Water Solutions were driven primarily by the unfavorable impact of currency in Europe and Japan. Dow Coating Materials reported lower prices due to continued competitive pricing pressure and the unfavorable impact of currency in Europe and Asia Pacific. Price declined in Performance Monomers, principally driven by price declines in North America and EMEAI as the acrylics chain continued to experience trough conditions. Volume was flat with increases in Latin America and Asia Pacific offset by declines in North America and EMEAI. In Energy & Water Solutions, modest demand growth for reverse osmosis membranes more than offset volume declines for products used in the energy market sector. Dow Coating Materials reported volume growth for industrial and architectural coatings, primarily in EMEAI. Volume declined in Dow Building & Construction, primarily in EMEAI which was impacted by colder weather. Performance Monomers volume remained flat.

EBITDA in the first quarter of 2015 was $295 million, up from $268 million in the first quarter of 2014. EBITDA increased from the same quarter last year as lower propylene and other raw material costs, decreased spending on planned maintenance turnarounds and the favorable impact of currency on costs more than offset lower selling prices.

PERFORMANCE MATERIALS & CHEMICALS
The Performance Materials & Chemicals segment consists of the following businesses: Chlor-Alkali and Vinyl, Chlorinated Organics, Epoxy, Industrial Solutions and Polyurethanes. The segment also includes the results of MEGlobal and a portion of the results of EQUATE, TKOC, Map Ta Phut Olefins Company Limited and Sadara, all joint ventures of the Company.

On February 2, 2015, the Company sold ANGUS Chemical Company to Golden Gate Capital. On January 30, 2015, the Company sold its global Sodium Borohydride business to Vertellus Specialty Materials LLC. These businesses were reported in the Performance Materials & Chemicals segment through the date of divestiture.

Performance Materials & Chemicals	Three Months Ended
In millions	Mar 31, 2015	Mar 31, 2014
Sales	$3,209	$3,550
Price change from comparative period	(13)%	N/A
Volume change from comparative period	3%	N/A
Volume change, excluding divestitures	5%	N/A
Equity earnings	$55	$91
EBITDA	$1,223	$514
Certain items impacting EBITDA	$688	$—

Performance Materials & Chemicals sales were $3,209 million in the first quarter of 2015, down 10 percent from $3,550 million in the first quarter of 2014. Price decreased 13 percent, including the unfavorable impact of currency which represented more than one-third of the price decline, and volume increased 3 percent. Compared with the same quarter last year, price declined in all geographic areas and all businesses. Polyurethanes price declined due to lower raw material costs and the unfavorable impact of currency. Lower feedstock costs and the weakening Euro drove price declines in Industrial Solutions. Chlor-Alkali and Vinyl price declined in all geographic areas primarily due to unfavorable supply and demand fundamentals in the caustic soda market and lower ethylene prices. Price declined in Epoxy, driven by lower raw material costs. Excluding the impact of recent divestitures, volume increased 5 percent with increases across all geographic areas. Industrial Solutions reported increased volume in all geographic areas, except North America, driven by strong demand for butanol and project-related activities in polyglycols, surfactants and fluids and ethylene oxide. Polyurethanes reported strong volume gains driven by increased demand for propylene glycol and growth in the consumer comfort and energy efficiency industries. Volume declined in Chlor-Alkali and Vinyl primarily due to planned maintenance turnarounds in the U.S. Gulf Coast and unplanned events. Epoxy reported double-digit volume gains with increases across all geographic areas, except Asia Pacific, due to solid industry demand. Volume decreased in Chlorinated Organics, primarily in North America, due to industry-wide unplanned events that reduced perchloroethylene demand.

EBITDA for the first quarter of 2015 was $1,223 million, up from $514 million in the first quarter of 2014. EBITDA for the first quarter of 2015 was favorably impacted by a pretax gain of $670 million on the divestiture of ANGUS Chemical Company and a pretax gain of $18 million on the divestiture of the global Sodium Borohydride business. See Note 3 to the Consolidated Financial Statements for additional information on these items. Excluding these certain items, EBITDA increased compared with the same period of last year as increased sales volume, lower feedstock, energy and other raw material costs and the favorable impact of currency on costs more than offset lower selling prices, higher planned maintenance turnaround costs, increased equity losses from Sadara and lower equity earnings from EQUATE and TKOC.

On March 27, 2015, the Company and Olin Corporation ("Olin") announced the signing of definitive agreements under which Dow will transfer its U.S. Gulf Coast Chlor-Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses into a new company ("Spinco") through a spin-off, split-off or combination thereof, and then merge Spinco with Olin in a tax-efficient Reverse Morris Trust transaction. The transaction is expected to result in a tax-efficient consideration of approximately

$5 billion, or a taxable equivalent value of approximately $8 billion. The transaction is subject to Olin shareholder approval, customary regulatory approvals and tax authority rulings and is expected to close by year-end 2015.

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

Performance Plastics	Three Months Ended
In millions	Mar 31, 2015	Mar 31, 2014
Sales	$4,269	$5,522
Price change from comparative period	(25)%	N/A
Volume change from comparative period	2%	N/A
Equity earnings	$23	$68
EBITDA	$985	$966

Performance Plastics, Excluding Hydrocarbons and Energy	Three Months Ended
	Mar 31, 2015	Mar 31, 2014
Price change from comparative period	(17)%	N/A
Volume change from comparative period	6%	N/A

Performance Plastics sales in the first quarter of 2015 were $4,269 million, down 23 percent from $5,522 million in the first quarter of 2014 with price down 25 percent and volume up 2 percent. Price was down in all geographic areas and all businesses. Double-digit price declines were reported in Hydrocarbons, primarily for monomers and ethylene by-products, driven by a decrease in Brent crude oil prices of approximately 50 percent compared with first quarter of 2014. Dow Packaging and Specialty Plastics reported double-digit price declines across all geographic areas due to lower feedstock costs coupled with unfavorable currency impacts. Prices were lower in Dow Elastomers and Dow Electrical and Telecommunications primarily due to the unfavorable impact of currency. Volume was up 2 percent with mixed results by geographic area and business. Dow Packaging and Specialty Plastics volume increased across all geographic areas as demand improved in the food and specialty packaging industries and for hygiene and medical products. Dow Elastomers volume was higher due to improved raw material supply and higher demand in the transportation and infrastructure industries. Dow Electrical and Telecommunications volume decreased due to competitive pricing pressure in Asia Pacific and added industry supply in EMEAI. The U.S. West Coast port delays also negatively impacted volume in Asia Pacific. Volume decreased in Hydrocarbons primarily driven by lower sales of monomers in Europe. Excluding the impact of Hydrocarbons and Energy sales, price decreased 17 percent and volume increased 6 percent.

EBITDA in the first quarter of 2015 was $985 million, up from $966 million in the first quarter of 2014. EBITDA improved primarily due to lower feedstock and energy costs and higher sales volume which more than offset lower selling prices.

On October 2, 2014, the Company announced it signed a definitive agreement with ExxonMobil Chemical Company for an ownership restructure of Univation, which will result in Univation becoming a wholly owned subsidiary of Dow. The transaction is expected to close in May 2015, pending regulatory approvals.

CORPORATE
Corporate includes certain enterprise and governance activities (including insurance operations, geographic management, risk management such as foreign currency hedging activities, audit fees, donations, Company branding initiatives, etc.); the results of Ventures (including business incubation platforms, non-business aligned joint ventures, and venture capital); environmental operations; gains and losses on the sales of financial assets; severance costs; non-business aligned litigation expenses (including asbestos-related defense costs and reserve adjustments); and foreign exchange results.

Corporate	Three Months Ended
In millions	Mar 31, 2015	Mar 31, 2014
Sales	$77	$98
Equity losses	$(6)	$(9)
EBITDA	$(135)	$(117)
Certain items impacting EBITDA	$(26)	$—

Sales for Corporate, which primarily relate to the Company's insurance operations, were $77 million in the first quarter of 2015, down from $98 million the first quarter of 2014.

EBITDA in the first quarter of 2015 was a loss of $135 million, compared with a loss of $117 million in the first quarter of 2014. EBITDA in the first quarter of 2015 was negatively impacted by $26 million of nonrecurring transaction costs associated with the planned separation of a significant portion of the Company’s chlorine value chain. See Note 18 to the Consolidated Financial Statements for additional information on this charge.

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents of $6,288 million at March 31, 2015 and $5,654 million at December 31, 2014, of which $4,762 million at March 31, 2015 and $3,633 million at December 31, 2014 was held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. At March 31, 2015, management believed that sufficient liquidity was available in the United States. However, in the unusual event that additional foreign funds are needed in the United States, the Company has the ability to repatriate additional funds. The repatriation could result in an adjustment to the tax liability after considering available foreign tax credits and other tax attributes. It is not practicable to calculate the unrecognized deferred tax liability on undistributed foreign earnings.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Three Months Ended
In millions	Mar 31, 2015	Mar 31, 2014
Cash provided by (used in):
Operating activities	$1,258	$575
Investing activities	320	(654)
Financing activities	(901)	(1,452)
Effect of exchange rate changes on cash	(43)	(24)
Summary
Increase (decrease) in cash and cash equivalents	$634	$(1,555)
Cash and cash equivalents at beginning of year	5,654	5,940
Cash and cash equivalents at end of period	$6,288	$4,385

Cash Flows from Operating Activities
In the first three months of 2015, cash provided by operating activities increased primarily due to improvements in working capital when compared with the same period last year.

Cash Flows from Investing Activities
In the first three months of 2015, cash provided by investing activities was $320 million, reflecting proceeds received on the divestiture of ANGUS Chemical Company and the global Sodium Borohydride business, which was partially offset by capital spending and investments in and loans to nonconsolidated affiliates. In the first three months of 2014, cash used in investing activities was $654 million, primarily due to spending on capital projects in the U.S. Gulf Coast.

Capital spending was $903 million in the first quarter of 2015, compared with $672 million in the first quarter of 2014, reflecting increased spending on projects related to the Company's U.S. Gulf Coast investments. The Company expects capital spending in 2015 to be approximately $3.9 billion.

Cash Flows from Financing Activities
In the first three months of 2015, cash used in financing activities decreased compared with the same period last year, primarily due to decreased purchases of treasury stock and lower payments on long-term debt which was partially offset by reduced proceeds from the sale of common stock and higher dividends paid to stockholders.

Net Working Capital
The following table presents working capital and certain balance sheet ratios:

Net Working Capital In millions	Mar 31, 2015		Dec 31, 2014
Current assets	$24,394		$24,267
Current liabilities	12,387		11,593
Net working capital	$12,007		$12,674
Current ratio	1.97	:1	2.09	:1
Days-sales-outstanding-in-receivables	50		46
Days-sales-in-inventory	81		69

Net working capital decreased from December 31, 2014 to March 31, 2015, primarily due to an increase in the current portion of long-term debt. Days-sales-outstanding-in-receivables increased 4 days in the first three months of 2015. Days sales-in-inventory increased 12 days in the first three months of 2015, primarily due to a build in inventory to address planned maintenance turnaround activity and seasonal demand in the second quarter of 2015.

Free Cash Flow
The Company's management believes that free cash flow, a non-GAAP financial measure, provides relevant and meaningful information to investors about the Company's ability to fund its obligations using its primary source of incremental liquidity - cash provided by operating activities. This financial measure is not recognized in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and should not be viewed as an alternative to U.S. GAAP financial measures of performance.

The following table provides a reconciliation of free cash flow to "Cash provided by operating activities" for the three-month periods ended March 31, 2015 and March 31, 2014:

Reconciliation of Free Cash Flow to "Cash Provided by Operating Activities"	Three Months Ended
In millions	Mar 31, 2015	Mar 31, 2014
Cash provided by operating activities	$1,258	$575
- Capital expenditures	903	672
Free Cash Flow	$355	$(97)

Liquidity & Financial Flexibility
The Company’s primary source of incremental liquidity is cash provided by operating activities. The generation of cash from operations and the Company's ability to access capital markets is expected to meet the Company’s cash requirements for working capital, capital expenditures, debt maturities, dividend payments, share repurchases, contributions to pension plans and other needs. In addition to cash provided by operating activities, the Company’s liquidity sources also include U.S. and

Euromarket commercial paper, committed credit facilities, U.S. retail medium-term note program ("InterNotes"), accounts receivable securitization facilities and long-term debt and capital markets. Additional details on these sources of liquidity are as follows:

Commercial Paper
Dow issues promissory notes under its U.S. and Euromarket commercial paper programs. The Company had no commercial paper outstanding at March 31, 2015 or December 31, 2014. The Company maintains access to the commercial paper market at competitive rates.

Committed Credit Facilities
In the event Dow has short-term liquidity needs and is unable to issue commercial paper for any reason, Dow has the ability to access liquidity through its committed and available credit facilities, as summarized below:

Committed and Available Credit Facilities at March 31, 2015
In millions	Effective Date	Committed Credit	Available Credit	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility (1)	March 2015	$5,000	$5,000	March 2020	Floating rate
Bilateral Revolving Credit Facility	March 2013	100	100	March 2016	Floating rate
Bilateral Revolving Credit Facility	March 2013	300	300	October 2016	Floating rate
Term Loan Facility	March 2013	300	—	March 2016	Floating rate
Bilateral Revolving Credit Facility	April 2013	200	200	April 2016	Floating rate
Bilateral Revolving Credit Facility	October 2013	200	200	October 2016	Floating rate
Bilateral Revolving Credit Facility	October 2013	100	100	October 2016	Floating rate
Bilateral Revolving Credit Facility	January 2014	100	100	October 2016	Floating rate
Total Committed and Available Credit Facilities		$6,300	$6,000

(1)	The prior credit facility was terminated and replaced with a new credit facility on March 24, 2015.

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

Shelf Registration - Japan
At March 31, 2015, the Company had Japanese yen 50 billion (approximately $420 million) of securities available for issuance under a shelf registration renewed with the Kanto Local Finance Bureau of the Ministry of Finance of Japan effective December 13, 2014, which will expire on December 12, 2016.

Accounts Receivable Securitization Facilities
The Company has access to committed accounts receivable securitization facilities in the United States, Europe and Asia Pacific, from which amounts available for funding are based upon available and eligible accounts receivable within each of the facilities. The Asia Pacific facilities are renewed annually. The Europe facility was renewed in July 2013 for a term that extends to July 2015. The Company intends to renew the Europe facility in July 2015. The Company renewed the United States facility in March 2015 for a term that extends to June 2015. The Company intends to renew the United States facility in June 2015. See Note 9 to the Consolidated Financial Statements for further information.

As Dow continues to maintain its strong balance sheet and financial flexibility, management is focused on net debt, as Dow believes this is the best representation of the Company’s financial leverage. As shown in the following table, net debt is equal to total gross debt minus "Cash and cash equivalents." At March 31, 2015, net debt as a percent of total capitalization was 36.6 percent.

Total Debt In millions	Mar 31, 2015	Dec 31, 2014
Notes payable	$482	$551
Long-term debt due within one year	1,440	394
Long-term debt	17,867	18,838
Gross debt	$19,789	$19,783
Cash and cash equivalents	$6,288	$5,654
Net debt	$13,501	$14,129
Gross debt as a percent of total capitalization	45.8%	45.6%
Net debt as a percent of total capitalization	36.6%	37.5%

Dow's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. The Company's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of the Company's consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement ("Revolving Credit Facility") equals or exceeds $500 million. The ratio of the Company's consolidated indebtedness to consolidated capitalization as defined in the Revolving Credit Facility was 0.44 to 1.00 at March 31, 2015. Management believes the Company was in compliance with all of its covenants and default provisions at March 31, 2015. For information on Dow's covenants and default provisions, see Note 16 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

Credit Ratings
The Company's credit ratings are as follows:

Credit Ratings Rating Agency	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB	A-2	Stable
Moody’s Investors Service	Baa2	P-2	Stable
Fitch Ratings	BBB	F2	Stable

Downgrades in the Company's credit ratings would increase borrowing costs on certain indentures and could have a negative impact on the Company's ability to access credit markets.

Dividends
On February 12, 2015, the Board of Directors declared a quarterly dividend of $0.42 per share, payable April 30, 2015, to stockholders of record on March 31, 2015. Since 1912, the Company has maintained or increased the amount of the quarterly dividend, adjusted for stock splits, with the exception of February 12, 2009. During this 103-year period, Dow has increased the amount of the quarterly dividend 51 times (approximately 12 percent of the time), reduced the dividend once and maintained the amount of the quarterly dividend approximately 88 percent of the time.

On February 12, 2015, the Board of Directors declared a quarterly dividend of $85 million to Cumulative Convertible Perpetual Preferred Stock, Series A shareholders of record on March 15, 2015, which was paid on April 1, 2015. Ongoing dividends related to Cumulative Convertible Perpetual Preferred Stock, Series A will accrue at the rate of $85 million per quarter, and are payable quarterly subject to Board of Directors’ approval.

Share Repurchase Program
On February 13, 2013, the Board of Directors approved a share buy-back program, authorizing up to $1.5 billion to be spent on the repurchase of the Company's common stock over a period of time. On January 29, 2014, the Board of Directors announced an expansion of the Company's share buy-back authorization, authorizing an additional amount not to exceed $3 billion to be spent on the repurchase of the Company's common stock over a period of time. On November 12, 2014, the Board of Directors announced a new $5 billion tranche to its share buy-back program. As a result of these actions, the total authorized amount of the share repurchase program is $9.5 billion.

During the first three months of 2015, the Company purchased 10.3 million shares of common stock at a cost of $500 million. At March 31, 2015, approximately $4.5 billion of the share buy-back program authorization remained available for additional repurchases.

On March 27, 2015, the Company announced the signing of definitive agreements under which Dow will separate its U.S. Gulf Coast Chlor-Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses (the "business"), distribute the business to Dow shareholders and then merge it with a subsidiary of Olin Corporation (the "Transaction"). As a result of this pending Transaction, the Company is restricted from purchasing shares of common stock under the share repurchase program during the pendency of the closing. The Company currently intends to execute the Transaction as a split-off, but the final decision will be made based on market conditions closer to the consummation of the Transaction. In the event of a split-off, it is anticipated that the resulting exchange offer will be used to fund a portion of the Company’s share buyback program. See Note 18 to the Consolidated Financial Statements for additional information on this Transaction.

For additional information related to the share repurchase program, see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pension Plans
The Company has defined benefit pension plans in the United States and a number of other countries. The Company's funding policy is to contribute to the plans when pension laws and/or economics either require or encourage funding. During the first quarter of 2015, the Company increased its estimate and expects to contribute approximately $850 million to its pension plans in 2015. See Note 17 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, for additional information concerning the Company's pension plans.

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

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. The Company had outstanding guarantees at March 31, 2015 of $5,879 million, down from $5,993 million at December 31, 2014. Additional information related to guarantees can be found in the “Guarantees” section of Note 8 to the Consolidated Financial Statements.

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

Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 10-K”) describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Dow’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2014 10-K. Since December 31, 2014, there have been no material changes in the Company’s critical accounting policies.

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

The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem based on criteria developed by Union Carbide and its external consultants:

	2015	2014
Claims unresolved at January 1	26,116	29,005
Claims filed	1,490	2,536
Claims settled, dismissed or otherwise resolved	(1,429)	(2,392)
Claims unresolved at March 31	26,177	29,149
Claimants with claims against both UCC and Amchem	(8,242)	(8,354)
Individual claimants at March 31	17,935	20,795

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

Dow uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Company is a variance/covariance model. This model uses a 97.5 percent confidence level and includes at least one year of historical data. The March 31, 2015, 2014 year-end and 2014 average daily VAR for the aggregate of all positions are shown below. These amounts are immaterial relative to the total equity of the Company:

Total Daily VAR by Exposure Type		2014
In millions	At Mar 31, 2015	Year-end	Average
Commodities	$15	$13	$9
Equities	$16	$10	$10
Foreign exchange	$4	$4	$5
Interest rate	$98	$119	$114
Composite	$132	$145	$138

The Company’s daily VAR for the aggregate of all positions decreased from a composite VAR of $145 million at December 31, 2014 to a composite VAR of $132 million at March 31, 2015. The primary driver for the decrease in aggregate VAR is a reduction in interest rate VAR which declined due to lower interest rate volatility. The commodity and foreign exchange VARs remain largely unchanged while the equity VAR was higher due to an increase in managed exposures. See Note 10 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 for further disclosure regarding market risk.

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

The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred during the first quarter of 2015. For a summary of the history and current status of this matter, see Note 8 to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

Environmental Matters
Dow AgroSciences LLC ("DAS"), a wholly owned subsidiary of the Company, received two separate notices from the U.S. Environmental Protection Agency ("EPA"), the first dated April 16, 2014, and the second dated May 27, 2014, seeking civil penalties for alleged violations by supplemental distributors of certain DAS products of various requirements under the Federal Insecticide, Fungicide, and Rodenticide Act regulating production and labeling of pesticides. DAS resolved the first matter with the EPA in December 2014 and agreed to pay a $137,280 civil penalty as part of the settlement. DAS resolved the second matter in February 2015 and agreed to pay a $182,640 civil penalty and implement a web-based regulatory training program as a Supplemental Environmental Project at a cost of $231,000.

On January 22, 2015, Dow Olefinverbund GmbH ("Dow Olefinverbund"), a German-based wholly owned subsidiary of the Company, received notification from Umweltbundesamt, Deutsche Emissionshandelsstelle (Federal Environment Agency, German Emissions Trading Authority or "DEHSt") that it had identified an error in that an undefined number of carbon dioxide ("CO2") certificates were omitted from Dow Olefinverbund's 2013 CO2 emissions reports for the Boehlen manufacturing site. The notification indicated that Dow Olefinverbund could be assessed a penalty in excess of $100,000. Dow Olefinverbund submitted a revised 2013 CO2 emissions report including the omitted certificates on February 11, 2015. On April 16, 2015, Dow Olefinverbund received a notice of assessment on this matter from DEHSt in the amount of EUR 5,138,640.50. Dow Olefinverbund intends to file a response with the DEHSt on or before May 16, 2015, indicating its objection to the penalty.

ITEM 1A.  RISK FACTORS
There were no material changes in the Company's risk factors in the first quarter of 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended March 31, 2015:

Issuer Purchases of Equity Securities		Average price paid per share	Total number of shares purchased as part of the Company's publicly announced share repurchase program (1)	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program (1) (In Millions)
Period	Total number of shares purchased
January 2015	—	$—	—	$5,000
February 2015	8,571,106	$48.62	8,571,106	$4,583
March 2015	1,678,953	$49.60	1,678,953	$4,500
First quarter 2015	10,250,059	$48.78	10,250,059	$4,500

(1)
On February 13, 2013, the Board of Directors approved a share buy-back program, authorizing up to $1.5 billion to be spent on the repurchase of the Company’s common stock over a period of time. On January 29, 2014, the Board of Directors announced an expansion of the Company's share buy-back authorization, authorizing an additional amount not to exceed $3 billion to be spent on the repurchase of the Company's common stock over a period of time. On November 12, 2014, the Board of Directors announced a new $5 billion tranche to its share buy-back program. As a result of these actions, the total authorized amount of the share repurchase program is $9.5 billion.

On March 27, 2015, the Company announced the signing of definitive agreements under which Dow will separate its U.S. Gulf Coast Chlor-Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses (the "business"), distribute the business to Dow shareholders and then merge it with a subsidiary of Olin Corporation (the "Transaction"). As a result of this pending Transaction, the Company is restricted from purchasing shares of common stock under the share repurchase program during the pendency of the closing. The Company currently intends to execute the Transaction as a split-off, but the final decision will be made based on market conditions closer to the consummation of the Transaction. In the event of a split-off, it is anticipated that the resulting exchange offer will be used to fund a portion of the Company’s share buyback program. See Note 18 to the Consolidated Financial Statements for additional information on this Transaction.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6.  EXHIBITS
See the Exhibit Index of this Quarterly Report on Form 10-Q for exhibits filed with this report.

The Dow Chemical Company and Subsidiaries Trademark Listing

The following trademark of The Dow Chemical Company and certain affiliated companies of Dow appear in this report:
DOW, SAFECHEM

The following trademarks or service marks of Dow AgroSciences LLC and certain affiliated companies of Dow AgroSciences LLC appear in this report:
ENLIST, ENLIST DUO, ENLIST E3

The Dow Chemical Company and Subsidiaries Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOW CHEMICAL COMPANY
Registrant
Date: May 4, 2015

/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Vice President and Controller

The Dow Chemical Company and Subsidiaries Exhibit Index

EXHIBIT NO.	DESCRIPTION

2.1
Agreement and Plan of Merger, dated as of March 26, 2015, among The Dow Chemical Company, Blue Cube Spinco Inc., Olin Corporation and Blue Cube Acquisition Corp., incorporated by reference to Exhibit 2.1 to The Dow Chemical Company Current Report on Form 8-K filed on March 27, 2015.

2.2
Separation Agreement, dated as of March 26, 2015, between The Dow Chemical Company and Blue Cube Spinco Inc., incorporated by reference to Exhibit 2.2 to The Dow Chemical Company Current Report on Form 8-K filed on March 27, 2015.

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