Form 10-Q
period 2015-06-30
DOW CHEMICAL CO /DE/
filed 2015-07-29
CIK 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2015

or

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☑ No

Outstanding at
Class	June 30, 2015
Common Stock, par value $2.50 per share	1,158,101,934 shares

The Dow Chemical Company
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2015

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions, except per share amounts (Unaudited)	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Net Sales	$12,910	$14,917	$25,280	$29,378
Cost of sales	10,146	12,344	19,681	24,077
Research and development expenses	429	419	812	810
Selling, general and administrative expenses	773	751	1,525	1,530
Amortization of intangibles	109	108	211	222
Restructuring charges	375	—	375	—
Equity in earnings of nonconsolidated affiliates	272	227	440	478
Sundry income (expense) - net	385	25	1,048	54
Interest income	11	9	28	22
Interest expense and amortization of debt discount	232	242	473	488
Income Before Income Taxes	1,514	1,314	3,719	2,805
Provision for income taxes	317	344	1,003	769
Net Income	1,197	970	2,716	2,036
Net income (loss) attributable to noncontrolling interests	(23)	3	18	20
Net Income Attributable to The Dow Chemical Company	1,220	967	2,698	2,016
Preferred stock dividends	85	85	170	170
Net Income Available for The Dow Chemical Company Common Stockholders	$1,135	$882	$2,528	$1,846

Per Common Share Data:
Earnings per common share - basic	$0.99	$0.74	$2.21	$1.54
Earnings per common share - diluted	$0.97	$0.73	$2.15	$1.52

Dividends declared per share of common stock	$0.42	$0.37	$0.84	$0.74
Weighted-average common shares outstanding - basic	1,138.1	1,178.9	1,136.9	1,184.7
Weighted-average common shares outstanding - diluted	1,249.4	1,195.2	1,248.0	1,201.5

Depreciation	$483	$525	$969	$1,042
Capital Expenditures	$998	$864	$1,901	$1,536
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Net Income	$1,197	$970	$2,716	$2,036
Other Comprehensive Income (Loss), Net of Tax
Net change in unrealized gains on investments	1	20	(1)	9
Translation adjustments	317	(13)	(620)	(84)
Adjustments to pension and other postretirement benefit plans	123	90	248	171
Net gains (losses) on cash flow hedging derivative instruments	(11)	(2)	(20)	2
Other comprehensive income (loss)	430	95	(393)	98
Comprehensive Income	1,627	1,065	2,323	2,134
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(32)	9	9	29
Comprehensive Income Attributable to The Dow Chemical Company	$1,659	$1,056	$2,314	$2,105
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Jun 30, 2015	Dec 31, 2014
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2015: $212; 2014: $190)	$6,224	$5,654
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2015: $114; 2014: $110)	4,957	4,685
Other	4,072	4,687
Inventories	8,061	8,101
Deferred income tax assets - current	982	812
Other current assets	468	328
Total current assets	24,764	24,267
Investments
Investment in nonconsolidated affiliates	4,272	4,201
Other investments (investments carried at fair value - 2015: $1,999; 2014: $2,009)	2,361	2,439
Noncurrent receivables	564	620
Total investments	7,197	7,260
Property
Property	55,280	55,230
Less accumulated depreciation	36,700	37,179
Net property (variable interest entities restricted - 2015: $2,657; 2014: $2,726)	18,580	18,051
Other Assets
Goodwill	12,358	12,632
Other intangible assets (net of accumulated amortization - 2015: $3,887; 2014: $3,737)	3,971	3,768
Deferred income tax assets - noncurrent	1,772	2,135
Asbestos-related insurance receivables - noncurrent	54	62
Deferred charges and other assets	638	621
Total other assets	18,793	19,218
Total Assets	$69,334	$68,796
Liabilities and Equity
Current Liabilities
Notes payable	$436	$551
Long-term debt due within one year	1,479	394
Accounts payable:
Trade	4,492	4,481
Other	2,199	2,299
Income taxes payable	664	361
Deferred income tax liabilities - current	131	105
Dividends payable	565	563
Accrued and other current liabilities	2,799	2,839
Total current liabilities	12,765	11,593
Long-Term Debt (variable interest entities nonrecourse - 2015: $1,123; 2014: $1,229)	17,833	18,838
Other Noncurrent Liabilities
Deferred income tax liabilities - noncurrent	557	622
Pension and other postretirement benefits - noncurrent	9,598	10,459
Asbestos-related liabilities - noncurrent	391	438
Other noncurrent obligations	3,423	3,290
Total other noncurrent liabilities	13,969	14,809
Redeemable Noncontrolling Interests	316	202
Stockholders’ Equity
Preferred stock, series A	4,000	4,000
Common stock	3,107	3,107
Additional paid-in capital	4,839	4,846
Retained earnings	24,606	23,045
Accumulated other comprehensive loss	(8,410)	(8,017)
Unearned ESOP shares	(284)	(325)
Treasury stock at cost	(4,246)	(4,233)
The Dow Chemical Company’s stockholders’ equity	23,612	22,423
Non-redeemable noncontrolling interests	839	931
Total equity	24,451	23,354
Total Liabilities and Equity	$69,334	$68,796
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
In millions (Unaudited)	Jun 30, 2015	Jun 30, 2014
Operating Activities
Net Income	$2,716	$2,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,276	1,349
Credit for deferred income tax	(69)	(54)
Earnings of nonconsolidated affiliates less than dividends received	187	313
Pension contributions	(725)	(621)
Net gain on sales of investments	(28)	(55)
Net gain on sales of property, businesses and consolidated companies	(734)	(11)
Net gain on sale of ownership interests in nonconsolidated affiliates	(27)	—
Net gain on step acquisition of a nonconsolidated affiliate	(361)	—
Restructuring charges	375	—
Excess tax benefits from share-based payment arrangements	(21)	(23)
Other net loss	15	30
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(699)	(1,351)
Proceeds from interests in trade accounts receivable conduits	713	547
Inventories	(29)	(594)
Accounts payable	(110)	297
Other assets and liabilities	185	107
Cash provided by operating activities	2,664	1,970
Investing Activities
Capital expenditures	(1,901)	(1,536)
Proceeds from sale-leaseback of assets	—	6
Proceeds from sales of property, businesses and consolidated companies, net of cash divested	1,471	46
Acquisitions of property, businesses and consolidated companies, net of cash acquired	(54)	—
Investments in consolidated companies, net of cash acquired	—	(2)
Investments in and loans to nonconsolidated affiliates	(383)	(47)
Distributions and loan repayments from nonconsolidated affiliates	11	19
Proceeds from sale of ownership interests in nonconsolidated affiliates	33	—
Purchases of investments	(177)	(351)
Proceeds from sales and maturities of investments	238	397
Cash used in investing activities	(762)	(1,468)
Financing Activities
Changes in short-term notes payable	(62)	73
Proceeds from issuance of long-term debt	211	274
Payments on long-term debt	(108)	(631)
Purchases of treasury stock	(500)	(2,100)
Proceeds from issuance of common stock	—	678
Proceeds from sales of common stock	294	89
Issuance costs on debt and equity securities	(3)	(3)
Excess tax benefits from share-based payment arrangements	21	23
Contributions from noncontrolling interests	16	36
Distributions to noncontrolling interests	(24)	(20)
Purchases of noncontrolling interests	—	(20)
Dividends paid to stockholders	(1,125)	(988)
Cash used in financing activities	(1,280)	(2,589)
Effect of Exchange Rate Changes on Cash	(52)	(10)
Summary
Increase (decrease) in cash and cash equivalents	570	(2,097)
Cash and cash equivalents at beginning of period	5,654	5,940
Cash and cash equivalents at end of period	$6,224	$3,843
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Six Months Ended
In millions, except per share amounts (Unaudited)	Jun 30, 2015	Jun 30, 2014
Preferred Stock
Balance at beginning of year and end of period	$4,000	$4,000
Common Stock
Balance at beginning of year	3,107	3,054
Common stock issued	—	53
Balance at end of period	3,107	3,107
Additional Paid-in Capital
Balance at beginning of year	4,846	3,928
Common stock issued / sold	294	714
Stock-based compensation and allocation of ESOP shares	(301)	36
Other	—	(6)
Balance at end of period	4,839	4,672
Retained Earnings
Balance at beginning of year	23,045	21,407
Net income available for The Dow Chemical Company common stockholders	2,528	1,846
Dividends declared on common stock (per share - 2015: $0.84; 2014: $0.74)	(956)	(871)
Dividend equivalents on participating securities	(11)	(10)
Balance at end of period	24,606	22,372
Accumulated Other Comprehensive Loss
Balance at beginning of year	(8,017)	(4,827)
Other comprehensive income (loss)	(393)	98
Balance at end of period	(8,410)	(4,729)
Unearned ESOP Shares
Balance at beginning of year	(325)	(357)
Shares allocated to ESOP participants	41	15
Balance at end of period	(284)	(342)
Treasury Stock
Balance at beginning of year	(4,233)	(307)
Purchases	(500)	(2,100)
Issuances - compensation plans	487	80
Balance at end of period	(4,246)	(2,327)
The Dow Chemical Company’s Stockholders’ Equity	23,612	26,753
Non-redeemable Noncontrolling Interests	839	982
Total Equity	$24,451	$27,735
See Notes to the Consolidated Financial Statements.

(Unaudited)	The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 1. Financial Statements Notes to the Consolidated Financial Statements

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

NOTE 2 – RECENT ACCOUNTING GUIDANCE
Accounting Guidance Issued But Not Yet Adopted as of June 30, 2015
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The revised effective date for this ASU is for annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company is currently evaluating the impact of adopting this guidance.

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

In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement," which provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In May 2015, the FASB issued ASU 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)," which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Further, the amendments remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. The new guidance should be applied on a retrospective basis to all periods presented. The Company is currently evaluating the impact of adopting this guidance.

In May 2015, the FASB issued ASU 2015-09, "Financial Services--Insurance (Topic 944): Disclosures about Short-Duration Contracts," which amends ASC 944 to expand disclosures that an insurance entity must provide about its short-duration insurance contracts related to the liability for unpaid claims and claim adjustment expenses. This ASU is effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out ("LIFO"). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adopting this guidance.

NOTE 3 – RESTRUCTURING
On April 29, 2015, Dow's Board of Directors approved actions to further streamline the organization and optimize the Company’s footprint as a result of the pending separation of a significant portion of Dow’s chlorine value chain. These actions, which will further accelerate Dow’s value growth and productivity targets, will result in a reduction of approximately 1,750 positions across a number of businesses and functions and adjustments to the Company's asset footprint to enhance competitiveness. These actions are expected to be completed during the next two years.

As a result of these actions, the Company recorded pretax restructuring charges of $375 million in the second quarter of 2015 consisting of costs associated with exit or disposal activities of $10 million, severance costs of $196 million and asset write-downs and write-offs of $169 million. The impact of these charges is shown as "Restructuring charges" in the consolidated statements of income and reflected in the Company's segment results as shown in the following table. The Company also recorded $14 million of "Net loss attributable to noncontrolling interests" for noncontrolling interests' portion of the restructuring charges.

2015 Restructuring Charges by Operating Segment
In millions	Costs Associated with Exit or Disposal Activities	Severance Costs	Impairment of Long-Lived Assets, Investments and Other Assets	Total
Agricultural Sciences	$6	$—	$8	$14
Consumer Solutions	2	—	65	67
Infrastructure Solutions	2	—	25	27
Performance Plastics	—	—	12	12
Corporate	—	196	59	255
Total	$10	$196	$169	$375

Details regarding the components of the 2015 restructuring charges are discussed below:

Costs Associated with Exit and Disposal Activities
The restructuring charges for costs associated with exit and disposal activities, primarily environmental remediation and contract penalties, totaled $10 million in the second quarter of 2015, impacting Agricultural Sciences ($6 million), Consumer Solutions ($2 million) and Infrastructure Solutions ($2 million).

Severance Costs
The restructuring charges included severance of $196 million for the separation of approximately 1,750 employees under the terms of the Company's ongoing benefit arrangements, primarily by June 30, 2017. These costs were charged against Corporate. During the second quarter of 2015, severance of $13 million was paid, leaving a liability of $183 million for 1,631 employees at June 30, 2015.

Impairment of Long-Lived Assets, Investments and Other Assets
The restructuring charges related to the write-down and write-off of assets in the second quarter of 2015 totaled $169 million. Details regarding the write-downs and write-offs are as follows:

•
As a result of changing market dynamics in certain end-use markets, select manufacturing facilities and non-core assets aligned with the Dow Electronic Materials business will be shut down. The assets impacted include certain display films and metalorganic precursors, including a metalorganic materials manufacturing site in North Andover, Massachusetts, and related operations in Taoyuan, Taiwan, as well as certain display films’ manufacturing assets aligned with SKC Haas Display Films Co., Ltd., a majority-owned joint venture located in Cheonan, South Korea. In the second quarter of 2015, the Company recorded a $51 million charge for asset write-downs and write-offs in the Dow Electronic Materials business, which is reflected in the Consumer Solutions segment. The facilities and assets associated with these charges are expected to be shut down primarily by the end of the first quarter of 2016.

•
The Company will shut down and/or consolidate manufacturing capacity in the Dow Building & Construction business. As a result, the Company recorded a charge of $15 million in the second quarter of 2015 for asset write-offs which is reflected in the Infrastructure Solutions segment. The impacted facilities are expected to be shut down by the end of the first quarter of 2016.

•
A Consumer Care manufacturing facility in Institute, West Virginia, will be shut down in the fourth quarter of 2015. An asset write-down of $14 million was recorded against the Consumer Solutions segment.

•
A Dow Packaging and Specialty Plastics plant in Stade, Germany, was permanently shut down in the second quarter of 2015, resulting in an asset write-off of $12 million against the Performance Plastics segment.

•	Select operations in Agricultural Sciences will be shut down, closed or idled by the end of the fourth quarter of 2015, resulting in a pretax charge of $8 million for the write-down of assets.

•
A decision was made to shut down a number of small manufacturing and administrative facilities to optimize the Company's asset footprint. Write-downs of $14 million were recorded in the second quarter of 2015, impacting Infrastructure Solutions ($10 million) and Corporate ($4 million). These facilities will be shut down no later than the second quarter of 2016.

•
Due to a change in the Company's strategy to monetize and exit certain Venture Capital portfolio investments, a write-down of $55 million was recorded in the second quarter of 2015, reflected in Corporate.

The following table summarizes the activities related to the Company's 2015 restructuring reserve, which is included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets as shown in the following table.

2015 Restructuring Activities	Costs Associated with Exit and Disposal Activities		Impairment of Long-Lived Assets, Investments and Other Assets
In millions		Severance Costs		Total
Restructuring charge recognized in the second quarter of 2015	$10	$196	$169	$375
Charges against the reserve	—	—	(169)	(169)
Cash payments	—	(13)	—	(13)
Reserve balance at June 30, 2015	$10	$183	$—	$193

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

NOTE 4 – ACQUISITIONS AND DIVESTITURES
Acquisition of Cooperativa Central de Pesquisa Agrícola's Seed Business
On January 30, 2015, Dow AgroSciences LLC ("DAS") acquired Cooperativa Central de Pesquisa Agrícola's ("Coodetec") seed business for $169 million, with $79 million paid in the first quarter of 2015, approximately $16 million to be paid during the remainder of 2015 and the remaining portion to be paid in two equal installments in the first quarter of 2016 and 2017. The acquisition of Coodetec's seed business is expected to advance the development of Dow AgroSciences' soybean program and strengthen the Company’s position in the corn market segment.

The following table summarizes the fair values of the assets acquired and liabilities assumed from Coodetec on January 30, 2015. The valuation process is not complete. Final determination of the fair values may result in further adjustments to the values presented below.

Assets Acquired and Liabilities Assumed on January 30, 2015
In millions
Purchase Price	$169
Fair Value of Assets Acquired
Inventories	$24
Property	35
Other intangible assets (1)	81
Total Assets Acquired	$140
Fair Value of Liabilities Assumed
Accrued and other current liabilities	$2
Total Liabilities Assumed	$2
Goodwill	$31

(1)	Includes $14 million of trademarks, $1 million of customer-related intangibles, $20 million of germplasm and $46 million of in-process research and development. See Note 6 for additional information.

Step Acquisition of Univation Technologies, LLC
On May 5, 2015, Univation Technologies, LLC ("Univation"), previously a 50:50 joint venture between Dow and ExxonMobil Chemical Company ("ExxonMobil"), became a wholly owned subsidiary of Dow as a result of ExxonMobil redeeming its entire equity interest in Univation in exchange for certain assets and liabilities of Univation. The Company's equity interest in Univation of $159 million, previously classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets, was remeasured to fair value which resulted in a non-taxable gain of $361 million recognized in the second quarter of 2015, included in "Sundry income (expense) - net" and reflected in the Performance Plastics segment.

The following table summarizes the fair values of Univation's remaining assets and liabilities on May 5, 2015, which are now fully consolidated by Dow:

Assets Acquired and Liabilities Assumed on May 5, 2015
In millions
Fair Value of Previously Held Equity Investment	$520
Fair Value of Assets Acquired
Current assets	$113
Property	56
Other intangible assets (1)	433
Total Assets Acquired	$602
Fair Value of Liabilities Assumed
Current liabilities	$102
Long-term debt	9
Deferred income tax liabilities - noncurrent	126
Total Liabilities Assumed	$237
Goodwill (2)	$141

(1)	Includes $340 million of licenses and intellectual property, $5 million of software, $12 million of trademarks and $76 million of customer-related intangibles. See Note 6 for additional information.

(2)	Net of a $14 million settlement of an affiliate's pre-existing obligations and not deductible for tax purposes.

Beginning in May 2015, Univation's results of operations are fully consolidated in the Company's consolidated statements of income. Prior to May 2015, the Company's 50 percent share of Univation's results of operations was reported as "Equity in earnings of nonconsolidated affiliates" in the consolidated statements of income.

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

Pending Divestiture of AgroFresh
On April 30, 2015, the Company signed a definitive agreement to sell its AgroFresh business, currently part of the Agricultural Sciences segment, to Boulevard Acquisition Corp., a public investment vehicle formed by Avenue Capital Group, for $860 million. Dow will retain a minority interest in the business. The transaction is expected to close in the third quarter of 2015.

The Company evaluated the divestitures of SBH and ANGUS and the pending divestiture of AgroFresh under ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" and determined they do not represent a strategic shift that has a major effect on the Company's operations and financial results and do not qualify as individually significant components of the Company. As a result, these divestitures and pending divestiture are not reported as discontinued operations.

NOTE 5 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories In millions	Jun 30, 2015	Dec 31, 2014
Finished goods	$4,463	$4,547
Work in process	1,868	1,905
Raw materials	875	797
Supplies	855	852
Total inventories	$8,061	$8,101
The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $274 million at June 30, 2015 and $569 million at December 31, 2014.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the carrying amount of goodwill by operating segment:

Goodwill	Agricultural Sciences	Consumer Solutions	Infrastructure Solutions	Performance Materials & Chemicals	Performance Plastics	Total
In millions
Net goodwill at Dec 31, 2014	$1,558	$4,389	$4,451	$809	$1,425	$12,632
Divestiture of ANGUS Chemical Company	—	—	—	(292)	—	(292)
Divestiture of the Sodium Borohydride business	—	—	—	(45)	—	(45)
Sale of an Agricultural Sciences product line	(10)	—	—	—	—	(10)
Goodwill related to the Coodetec acquisition	31	—	—	—	—	31
Goodwill related to the Univation step acquisition	—	—	—	—	141	141
Foreign currency impact	—	(12)	(54)	(8)	(25)	(99)
Net goodwill at Jun 30, 2015	$1,579	$4,377	$4,397	$464	$1,541	$12,358

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	At June 30, 2015			At December 31, 2014
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$2,119	$(1,130)	$989	$1,777	$(1,060)	$717
Patents	121	(108)	13	122	(108)	14
Software	1,294	(656)	638	1,287	(648)	639
Trademarks	699	(434)	265	685	(409)	276
Customer-related	3,371	(1,412)	1,959	3,443	(1,366)	2,077
Other	175	(147)	28	158	(146)	12
Total other intangible assets, finite lives	$7,779	$(3,887)	$3,892	$7,472	$(3,737)	$3,735
IPR&D (1), indefinite lives	79	—	79	33	—	33
Total other intangible assets	$7,858	$(3,887)	$3,971	$7,505	$(3,737)	$3,768

(1)	In-process research and development (“IPR&D”) purchased in a business combination.

On January 30, 2015, DAS acquired Coodetec's seed business resulting in an increase to intangible assets of $81 million, which included $14 million of trademarks, $1 million of customer-related intangibles, $20 million of germplasm (included in "Other" in the table above) and $46 million of IPR&D. See Note 4 for additional information on this acquisition.

Intangible assets acquired as part of the Univation step acquisition are presented in the table below. See Note 4 for additional information on this acquisition.

Univation Intangible Assets	Gross Carrying Amount	Weighted-average Amortization Period
In millions
Intangible assets with finite lives:
Licenses and intellectual property	$340	10 years
Software	5	5 years
Trademarks	12	18 years
Customer-related	76	10 years
Total	$433	10 years

The following table provides information regarding amortization expense related to intangible assets:

Amortization Expense	Three Months Ended		Six Months Ended
In millions	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Other intangible assets, excluding software	$109	$108	$211	$222
Software, included in “Cost of sales”	$17	$17	$35	$33

Total estimated amortization expense for 2015 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2015	$520
2016	$523
2017	$493
2018	$474
2019	$392
2020	$363

NOTE 7 – NONCONSOLIDATED AFFILIATES
On May 5, 2015, Univation, previously a 50:50 joint venture between Dow and ExxonMobil Chemical Company, became a wholly owned subsidiary of Dow. As a result, Univation is now owned 100 percent by Dow and the Company's equity interest in Univation, which was previously classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets, was remeasured to fair value. See Note 4 for additional information on this transaction, including details on the fair value of assets acquired and liabilities assumed.

At December 31, 2014, the Company had a $193 million note receivable with Sadara Chemical Company ("Sadara"), included in "Noncurrent receivables" in the consolidated balance sheets, that was converted to equity in the first quarter of 2015 and reclassified to "Investment in nonconsolidated affiliates" in the consolidated balance sheets. During the first six months of 2015, the Company loaned an additional $350 million to Sadara, of which $280 million was converted to equity during the second quarter of 2015. Dow continues to maintain a 35 percent ownership interest in Sadara.

NOTE 8 – FINANCIAL INSTRUMENTS
A summary of the Company's financial instruments, risk management policies, derivative instruments and hedging activities can be found in Note 10 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. If applicable, updates have been included in the respective section below.

The following table summarizes the fair value of financial instruments at June 30, 2015 and December 31, 2014:

Fair Value of Financial Instruments
	At June 30, 2015				At December 31, 2014
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities: (1)
Debt securities:
Government debt (2)	$566	$23	$(2)	$587	$559	$26	$(1)	$584
Corporate bonds	650	33	(5)	678	654	45	(2)	697
Total debt securities	$1,216	$56	$(7)	$1,265	$1,213	$71	$(3)	$1,281
Equity securities	556	199	(21)	734	566	177	(15)	728
Total marketable securities	$1,772	$255	$(28)	$1,999	$1,779	$248	$(18)	$2,009
Long-term debt including debt due within one year (3)	$(19,312)	$290	$(1,975)	$(20,997)	$(19,232)	$100	$(2,318)	$(21,450)
Derivatives relating to:
Interest rates	$—	$—	$(13)	$(13)	$—	$—	$(12)	$(12)
Commodities (4)	$—	$7	$(154)	$(147)	$—	$3	$(81)	$(78)
Foreign currency	$—	$100	$(11)	$89	$—	$26	$(71)	$(45)

(1)	Included in “Other investments” in the consolidated balance sheets.

(2)	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

(3)	Cost includes fair value hedge adjustments of $20 million at June 30, 2015 and $21 million at December 31, 2014.

(4)	Presented net of cash collateral, as disclosed in Note 9.

Investments
The Company’s investments in marketable securities are primarily classified as available-for-sale. The following table provides the investing results from available-for-sale securities for the six-month periods ended June 30, 2015 and June 30, 2014:

Investing Results	Six Months Ended
In millions	Jun 30, 2015	Jun 30, 2014
Proceeds from sales of available-for-sale securities	$195	$360
Gross realized gains	$31	$62
Gross realized losses	$(2)	$(2)
The following table summarizes the contractual maturities of the Company’s investments in debt securities:

Contractual Maturities of Debt Securities at June 30, 2015
In millions	Amortized Cost	Fair Value
Within one year	$22	$22
One to five years	473	492
Six to ten years	524	540
After ten years	197	211
Total	$1,216	$1,265

At June 30, 2015, the Company had $900 million ($1,050 million at December 31, 2014) of held-to-maturity securities (primarily Treasury Bills) classified as cash equivalents, as these securities had maturities of three months or less at the time of purchase. The Company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. At June 30, 2015, the Company had investments in money market funds of $2,126 million classified as cash equivalents ($1,655 million at December 31, 2014).

The aggregate cost of the Company’s cost method investments totaled $160 million at June 30, 2015 ($181 million at December 31, 2014). Due to the nature of these investments, either the cost basis approximates fair market value or fair value is not readily determinable. These investments are reviewed quarterly for impairment indicators. During the second quarter of 2015, a write-down of $55 million was recorded as part of the 2015 restructuring charge due to a change in the Company's strategy to monetize and exit certain Venture Capital portfolio investments. See Note 3 for more information on the Company's restructuring activities. The Company's impairment analysis resulted in no reduction in the cost basis of these investments for the six-month period ended June 30, 2015 ($6 million reduction in the six-month period ended June 30, 2014).
Accounting for Derivative Instruments and Hedging Activities
Fair Value Hedges
For interest rate swap instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current period income and reflected as “Interest expense and amortization of debt discount” in the consolidated statements of income. The short-cut method is used when the criteria are met. At June 30, 2015, the Company had an interest rate swap with a notional amount of $100 million (zero at December 31, 2014) designated as a fair value hedge of underlying fixed rate debt obligations with a maturity date of May 2019. The fair value adjustments resulting from this swap were a gain on the derivative of less than $1 million at June 30, 2015 (zero at December 31, 2014).

The following table provides the fair value and gross balance sheet classification of derivative instruments at June 30, 2015 and December 31, 2014:

Fair Value of Derivative Instruments In millions	Balance Sheet Classification	Jun 30, 2015	Dec 31, 2014
Asset Derivatives
Derivatives designated as hedges:
Commodities	Other current assets	$6	$4
Foreign currency	Accounts and notes receivable – Other	11	25
Total derivatives designated as hedges		$17	$29
Derivatives not designated as hedges:
Commodities	Other current assets	$3	$2
Foreign currency	Accounts and notes receivable – Other	115	91
Total derivatives not designated as hedges		$118	$93
Total asset derivatives		$135	$122
Liability Derivatives
Derivatives designated as hedges:
Interest rates	Accounts payable – Other	$13	$12
Commodities	Accounts payable – Other	154	106
Foreign currency	Accounts payable – Other	7	—
Total derivatives designated as hedges		$174	$118
Derivatives not designated as hedges:
Commodities	Accounts payable – Other	$3	$2
Foreign currency	Accounts payable – Other	30	161
Total derivatives not designated as hedges		$33	$163
Total liability derivatives		$207	$281

Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.

The net after-tax amounts to be reclassified from "Accumulated other comprehensive loss" to income within the next 12 months are a $4 million loss for interest rate contracts, a $5 million loss for commodity contracts and a $15 million gain for foreign currency contracts.

NOTE 9 – FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 11 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. If applicable, updates have been included in the respective section below.

Fair Value Measurements on a Recurring Basis
The following tables summarize the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at June 30, 2015 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Cash equivalents (2)	$—	$3,026	$—	$—	$3,026
Interests in trade accounts receivable conduits (3)	—	—	1,056	—	1,056
Equity securities (4)	698	36	—	—	734
Debt securities: (4)
Government debt (5)	—	587	—	—	587
Corporate bonds	—	678	—	—	678
Derivatives relating to: (6)
Commodities	2	7	—	(2)	7
Foreign currency	—	126	—	(26)	100
Total assets at fair value	$700	$4,460	$1,056	$(28)	$6,188
Liabilities at fair value:
Long-term debt (7)	$—	$20,997	$—	$—	$20,997
Derivatives relating to: (6)
Interest rates	—	13	—	—	13
Commodities	2	155	—	(3)	154
Foreign currency	—	37	—	(26)	11
Total liabilities at fair value	$2	$21,202	$—	$(29)	$21,175

(1)
Cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

(2)	Treasury Bills and money market funds included in "Cash and cash equivalents" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

(3)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets. See Note 11 for additional information on transfers of financial assets.

(4)	The Company’s investments in equity and debt securities are primarily classified as available-for-sale and are included in “Other investments” in the consolidated balance sheets.

(5)	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

(6)	See Note 8 for the classification of derivatives in the consolidated balance sheets.

(7)	See Note 8 for information on fair value measurements of long-term debt.

Basis of Fair Value Measurements on a Recurring Basis at December 31, 2014 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Cash equivalents (2)	$—	$2,705	$—	$—	$2,705
Interests in trade accounts receivable conduits (3)	—	—	1,328	—	1,328
Equity securities (4)	692	36	—	—	728
Debt securities: (4)
Government debt (5)	—	584	—	—	584
Corporate bonds	—	697	—	—	697
Derivatives relating to: (6)
Commodities	—	6	—	(3)	3
Foreign currency	—	116	—	(90)	26
Total assets at fair value	$692	$4,144	$1,328	$(93)	$6,071
Liabilities at fair value:
Long-term debt (7)	$—	$21,450	$—	$—	$21,450
Derivatives relating to: (6)
Interest rates	—	12	—	—	12
Commodities	9	99	—	(27)	81
Foreign currency	—	161	—	(90)	71
Total liabilities at fair value	$9	$21,722	$—	$(117)	$21,614

(1)
Cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

(2)	Treasury Bills and money market funds included in "Cash and cash equivalents" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

(3)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets. See Note 11 for additional information on transfers of financial assets.

(4)	The Company’s investments in equity and debt securities are primarily classified as available-for-sale and are included in “Other investments” in the consolidated balance sheets.

(5)	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

(6)	See Note 8 for the classification of derivatives in the consolidated balance sheets.

(7)	See Note 8 for information on fair value measurements of long-term debt.
Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding liabilities. The Company posted cash collateral of $7 million at June 30, 2015 ($29 million at December 31, 2014).
The following table summarizes the changes in fair value measurements using Level 3 inputs for the three- and six-month periods ended June 30, 2015 and June 30, 2014:

Fair Value Measurements Using Level 3 Inputs	Three Months Ended		Six Months Ended
Interests Held in Trade Receivable Conduits (1) In millions	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Balance at beginning of period	$1,263	$1,339	$1,328	$1,227
Loss included in earnings (2)	(1)	(1)	—	(2)
Purchases	222	356	441	619
Settlements	(428)	(397)	(713)	(547)
Balance at end of period	$1,056	$1,297	$1,056	$1,297

(1)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets.

(2)	Included in “Selling, general and administrative expenses” in the consolidated statements of income.

Fair Value Measurements on a Nonrecurring Basis
The following table summarizes the basis used to measure certain assets and liabilities at fair value on a nonrecurring basis in the consolidated balance sheets at June 30, 2015:

Basis of Fair Value Measurements on a Nonrecurring Basis at June 30, 2015	Significant Other Unobservable Inputs	Total Losses
In millions	(Level 3)	2015
Assets at fair value:
Long-lived assets, investments and other assets	$24	$(169)

As part of the 2015 restructuring plan that was approved on April 29, 2015, the Company will shut down a number of manufacturing facilities. The manufacturing assets and facilities associated with this plan, classified as a Level 3 measurement, were written down to $7 million using unobservable inputs, including assumptions a market participant would use to measure the fair value of the investment. In addition, a change in the Company's strategy to monetize and exit certain Venture Capital portfolio investments resulted in the write-down of certain investments. These investments, also classified as a Level 3 measurement, were valued at $17 million using unobservable inputs, including assumptions a market participant would use to measure the fair value of the investment. These impairment charges, totaling $169 million, were included in "Restructuring charges" in the consolidated statements of income. See Note 3 for additional information on the Company's 2015 restructuring program.

NOTE 10 – COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At June 30, 2015, the Company had accrued obligations of $743 million for probable environmental remediation and restoration costs, including $81 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2014, the Company had accrued obligations of $706 million for probable environmental remediation and restoration costs, including $78 million for the remediation of Superfund sites.

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

City of Midland
On March 6, 2012, the Company submitted an Interim Response Activity Plan Designed to Meet Criteria ("Work Plan") to the MDEQ that involved the sampling of soil at residential properties near the Midland site for the presence of dioxins to determine where clean-up may be required and then conducting remediation for properties that sample above the remediation criteria. The MDEQ approved the Work Plan on June 1, 2012 and implementation of the Work Plan began on June 4, 2012. During 2012, 2013, and 2014, the Company submitted and had approved by the MDEQ, amendments to the Work Plan. As of December 31, 2014, remediation had been completed on all of the 132 properties that tested above the remediation criteria.

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

At June 30, 2015, the accrual for these off-site matters was $65 million (included in the total accrued obligation of $743 million at June 30, 2015). At December 31, 2014, the Company had an accrual for these off-site matters of $62 million (included in the total accrued obligation of $706 million at December 31, 2014).

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

In December 2014, based on ARPC's December 2014 study and Union Carbide's own review of the asbestos claim and resolution activity, Union Carbide determined that an adjustment to the accrual was required due to the increase in mesothelioma claim activity compared with what had been forecasted in the December 2012 study. Accordingly, Union Carbide increased its asbestos-related liability for pending and future claims by $78 million. Union Carbide's asbestos-related liability for pending and future claims was $513 million at December 31, 2014, and approximately 22 percent of the recorded liability related to pending claims and approximately 78 percent related to future claims.

Based on Union Carbide’s review of 2015 activity, Union Carbide determined that no adjustment to the accrual was required at June 30, 2015. Union Carbide’s asbestos-related liability for pending and future claims was $461 million at June 30, 2015. Approximately 20 percent of the recorded liability related to pending claims and approximately 80 percent related to future claims.

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

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds (the “Insurance Litigation”). The Insurance Litigation was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Since the filing of the case, Union Carbide has reached settlements with most of the carriers involved in the Insurance Litigation and continues to pursue a settlement with the remaining carrier. Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $10 million at June 30, 2015 and December 31, 2014.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage. The following table summarizes Union Carbide’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Jun 30, 2015	Dec 31, 2014
Receivables for defense and resolution costs – carriers with settlement agreements	$54	$69
Receivables for insurance recoveries – carriers without settlement agreements	10	10
Total	$64	$79

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

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $21 million in the second quarter of 2015 ($29 million in the second quarter of 2014) and $45 million in the first six months of 2015 ($54 million in the first six months of 2014) and was reflected in "Cost of sales" in the consolidated statements of income.

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

On March 9, 2015, the Company filed a petition for writ of certiorari ("Writ Petition") with the U.S. Supreme Court ("Supreme Court"), seeking judicial review by the Supreme Court and requesting that the Supreme Court ultimately correct fundamental errors in the Circuit Court opinion. While it is unknowable whether or not the Supreme Court will accept the Writ Petition for review, there are several compelling reasons why the Supreme Court should grant the petition for writ of certiorari, and if the petition for writ of certiorari is accepted, the Company believes it is likely that the District Court judgment will be vacated. Specifically, it is the Company's position that the Tenth Circuit decision violates the law as expressed by the Supreme Court as set out in Wal-Mart Stores, Inc. v. Dukes, 131 S. Ct. 2541 (2011) and Comcast Corp. v. Behrend, 133 S. Ct. 1426 (2013). The Tenth Circuit also did not follow accepted law from other federal circuits on dispositive case issues, including legal precedent from the U.S. First, Second, Third, Fifth, Ninth and D.C. Circuit Courts. Finally, the erroneous law applied by the Tenth Circuit is not supported by any other circuit court. In April 2015, six amici filed Amicus Briefs in support of Dow’s Writ Petition. The class plaintiffs' opposition brief was filed May 11, 2015. Dow filed its reply brief on May 22, 2015. On June 8, 2015, the Supreme Court granted a petition for a writ of certiorari in Tyson Foods, Inc. v. Bouaphakeo, PEG, et al., ("Tyson Foods") (Supreme Court No. 14-1146), which presented a question core to the questions presented in Dow’s Writ Petition. Dow’s case was considered by the Supreme Court in conference on June 11, 2015. On June 15, 2015, the Supreme Court issued its decisions from its conference and did not rule on Dow’s Writ Petition. Subsequently, Dow’s Writ Petition has not been listed for further consideration by the Supreme Court at its weekly conferences. Dow has been advised that this means that the Supreme Court is withholding further consideration of Dow’s Writ Petition while it considers Tyson Foods on the merits. As a result, Dow does not expect any further action on its Writ Petition until sometime in 2016. Dow believes that the Supreme Court has accepted Tyson Foods for the compelling reasons also advanced by Dow in its Writ Petition and that ultimately the Supreme Court will issue an opinion in Tyson Foods that is favorable to Dow.

The Company has consistently denied plaintiffs’ allegations of price fixing and, as outlined above, the Company will continue to vigorously defend this litigation. As with any litigation and based on various factors, the Company has had and may from time to time pursue confidential settlement negotiations to resolve the matter. As part of the Company’s review of the jury verdict, the resulting judgment and the Court of Appeals’ opinion, the Company assessed the legal and factual circumstances of the case, the trial record, the appellate record, the briefing before the United States Supreme Court in Tyson Foods and the applicable law including clear precedent from the Supreme Court. Based on this review and the reasons stated above, the Company believes the judgment and decision from the Court of Appeals are not appropriate. As a result, the Company has concluded it is not probable that a loss will occur and, therefore, a liability has not been recorded with respect to these matters. While the Company believes it is not probable a loss will occur, the existence of the jury verdict, the Court of Appeals' opinion, and subsequent denial of Dow's Rehearing Petition indicate that it is reasonably possible that a loss could occur. The estimate of the possible range of loss to Dow is zero to the $1.06 billion judgment (excluding post-judgment interest and possible award of class attorney fees).

On September 30, 2014, the "opt-out" cases that had been consolidated with the class action lawsuit for purposes of pre-trial proceedings were remanded from the District Court to the U.S. District Court for the District of New Jersey. On June 10, 2015, a final pretrial conference was held in the “opt-out cases,” but no trial date has currently been set.

In addition to the matters described above, there are two separate but inter-related matters in Ontario and Quebec, Canada. In March 2014, the Superior Court of Justice in London, Ontario, ruled in favor of the plaintiffs’ motion for class certification.  Dow filed its Notice of Motion for Leave to Appeal in March 2014, which was subsequently denied. This matter is currently in the pretrial stage, but no trial date has been set. The Quebec case has been stayed pending the outcome of the Ontario case. The Company has concluded it is not probable that a loss will occur and, therefore, a liability has not been recorded with respect to the opt-out litigation or the Canadian matters.

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

Guarantees
The following tables provide a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at June 30, 2015 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2021	$4,803	$117
Residual value guarantees	2025	937	120
Total guarantees		$5,740	$237

Guarantees at December 31, 2014 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2021	$5,042	$160
Residual value guarantees	2024	951	123
Total guarantees		$5,993	$283

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

During 2013, the Company entered into guarantee agreements (“Guarantees”) related to project financing for Sadara Chemical Company (“Sadara”), a nonconsolidated affiliate. The total of an Islamic bond and additional project financing (collectively “Total Project Financing”) obtained by Sadara is approximately $12.5 billion. Sadara had $11.6 billion of Total Project Financing outstanding at June 30, 2015 ($10.5 billion at December 31, 2014). The Company's guarantee of the Total Project Financing is in proportion to the Company's 35 percent ownership interest in Sadara, or up to approximately $4.4 billion when the project financing is fully drawn. The Guarantees will be released upon completion of construction of the Sadara complex and satisfactory fulfillment of certain other conditions, including passage of an extensive operational testing program, which is currently anticipated by the end of 2017.

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

Warranties
The Company provides warranty policies on certain products and accrues liabilities under warranty policies using historical warranty claim experience. Adjustments are made to accruals as claim data and historical experience change. The following table summarizes changes in the Company's warranty liability:

Warranty Accrual	Jun 30, 2015	Dec 31, 2014
In millions
Balance at January 1	$107	$24
Accruals related to existing warranties	3	104
Settlements	(13)	(21)
Balance at end of period	$97	$107

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

The aggregate carrying amount of asset retirement obligations recognized by the Company was $90 million at June 30, 2015 and $84 million at December 31, 2014. The discount rate used to calculate the Company’s asset retirement obligations was 1.48 percent at June 30, 2015 and 1.48 percent at December 31, 2014. These obligations are included in the consolidated balance sheets as "Accrued and other current liabilities" and "Other noncurrent obligations."

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

NOTE 11 – TRANSFERS OF FINANCIAL ASSETS
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

Interests Held	Jun 30, 2015	Dec 31, 2014
In millions
Carrying value of interests held	$1,056	$1,328
Percentage of anticipated credit losses	0.38%	0.35%
Impact to carrying value - 10% adverse change	$1	$1
Impact to carrying value - 20% adverse change	$2	$2

Credit losses, net of any recoveries, on receivables sold were insignificant during the three- and six-month periods ended June 30, 2015 and June 30, 2014.

Following is an analysis of certain cash flows between the Company and the conduits:

Cash Proceeds	Three Months Ended		Six Months Ended
In millions	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Sale of receivables	$3	$11	$15	$11
Collections reinvested in revolving receivables	$6,129	$6,793	$11,590	$12,982
Interests in conduits (1)	$428	$397	$713	$547

(1)	Presented in "Operating Activities" in the consolidated statements of cash flows.

Following is additional information related to the sale of receivables under these facilities:

Trade Accounts Receivable Sold	Jun 30, 2015	Dec 31, 2014
In millions
Delinquencies on sold receivables still outstanding	$105	$133
Trade accounts receivable outstanding and derecognized	$2,359	$2,607

The Company repurchased $11 million of previously sold receivables related to a divestiture during the three-month period ended June 30, 2015.

NOTE 12 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable In millions	Jun 30, 2015	Dec 31, 2014
Notes payable to banks and other lenders	$323	$353
Notes payable to related companies	107	189
Notes payable trade	6	9
Total notes payable	$436	$551
Period-end average interest rates	4.24%	4.08%

Long-Term Debt In millions	2015 Average Rate	Jun 30, 2015	2014 Average Rate	Dec 31, 2014
Promissory notes and debentures:
Final maturity 2015	2.75%	$29	2.74%	$60
Final maturity 2016	2.52%	805	2.52%	805
Final maturity 2017	5.66%	489	5.66%	489
Final maturity 2018	5.44%	567	5.44%	567
Final maturity 2019	8.41%	2,168	8.41%	2,168
Final maturity 2020	4.36%	1,874	4.37%	1,877
Final maturity 2021 and thereafter	5.31%	10,190	5.31%	10,186
Other facilities:
U.S. dollar loans, various rates and maturities	1.38%	452	1.38%	461
Foreign currency loans, various rates and maturities	2.99%	927	3.01%	1,013
Medium-term notes, varying maturities through 2025	3.49%	1,725	3.55%	1,528
Tax-exempt bonds, varying maturities through 2038	5.66%	343	5.66%	343
Capital lease obligations	—	81	—	85
Unamortized debt discount	—	(338)	—	(350)
Long-term debt due within one year	—	(1,479)	—	(394)
Long-term debt	—	$17,833	—	$18,838

Annual Installments on Long-Term Debt For Next Five Years at June 30, 2015 In millions
2015	$292
2016	$1,371
2017	$772
2018	$930
2019	$2,573
2020	$2,103

2015 Activity
During the first six months of 2015, the Company issued $200 million aggregate principal amount of InterNotes and approximately $56 million of long-term debt (net of $8 million of additional borrowings) was repaid by consolidated variable interest entities.

2014 Activity
During the first six months of 2014, the Company issued $217 million aggregate principal amount of InterNotes. The Company also repaid $346 million of long-term debt related to the purchase of an ethylene facility (see Note 13 for additional information), redeemed $124 million of tax-exempt bonds at maturity and repurchased $51 million of tax-exempt bonds. In addition, approximately $38 million of long-term debt (net of $41 million of additional borrowings) was repaid by consolidated variable interest entities.

Available Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at June 30, 2015
In millions	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility (1)	March 2015	$5,000	$5,000	March 2020	Floating rate
Bilateral Revolving Credit Facility	March 2013	100	100	March 2016	Floating rate
Bilateral Revolving Credit Facility	March 2013	300	300	October 2016	Floating rate
Term Loan Facility	March 2013	300	—	March 2016	Floating rate
Bilateral Revolving Credit Facility	April 2013	200	200	April 2016	Floating rate
Bilateral Revolving Credit Facility	October 2013	200	200	October 2016	Floating rate
Bilateral Revolving Credit Facility	October 2013	100	100	October 2016	Floating rate
Bilateral Revolving Credit Facility	January 2014	100	100	October 2016	Floating rate
Total Committed and Available Credit Facilities		$6,300	$6,000

(1)	The prior credit facility was terminated and replaced with a new credit facility, with substantially similar terms and conditions, on March 24, 2015.

Debt Covenants and Default Provisions
There were no material changes to the debt covenants and default provisions related to the Company's outstanding long-term debt and primary, private credit agreements in the first six months of 2015. For additional information on the Company's debt covenants and default provisions, see Note 16 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE 13 – VARIABLE INTEREST ENTITIES
A complete description of the Company's variable interest entities can be found in Note 19 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Consolidated Variable Interest Entities
During the second quarter of 2015, Mitsui & Co. Texas Chlor-Alkali Inc. ("Mitsui"), a 50 percent equity owner in the Company's membrane chlor-alkali joint venture, provided notice of its intention to transfer its equity interest to Dow as part of the proposed Reverse Morris Trust transaction with Olin Corporation (see Note 20 for additional information on this transaction). As a result, in the second quarter of 2015, the Company reclassified Mitsui's equity investment from "Non-redeemable noncontrolling interests" to "Redeemable Noncontrolling Interests" in the consolidated balance sheets.

During the second quarter of 2015, the Company's development-stage joint venture in Brazil commenced production at its ethanol mill.

The Company previously held a variable interest in an owner trust, for which the Company was the primary beneficiary. The owner trust leased an ethylene production facility in The Netherlands to the Company, whereby substantially all of the rights and obligations of ownership were transferred to the Company. The Company's variable interest in the owner trust related to a fixed purchase price option. On January 2, 2014, the Company purchased the ethylene production facility for $406 million. In the first six months of 2014, the Company classified $346 million as "Payments on long-term debt" and $20 million as "Purchases of noncontrolling interests" in the consolidated statements of cash flows.

The Company's consolidated financial statements include the assets, liabilities and results of operations of variable interest entities ("VIEs"), for which the Company is the primary beneficiary. The other equity holders’ interests are reflected in “Net income (loss) attributable to noncontrolling interests” in the consolidated statements of income and "Redeemable Noncontrolling Interests" and “Non-redeemable noncontrolling interests” in the consolidated balance sheets. The following table summarizes the carrying amounts of the entities’ assets and liabilities included in the Company’s consolidated balance sheets at June 30, 2015 and December 31, 2014:

Assets and Liabilities of Consolidated VIEs In millions	Jun 30, 2015	Dec 31, 2014
Cash and cash equivalents (1)	$212	$190
Other current assets	169	175
Property	2,657	2,726
Other noncurrent assets	96	85
Total assets (2)	$3,134	$3,176
Current liabilities (nonrecourse 2015: $346; 2014: $391)	$349	$394
Long-term debt (nonrecourse 2015: $1,123; 2014: $1,229)	1,147	1,260
Other noncurrent liabilities (nonrecourse 2015: $56; 2014: $62)	56	62
Total liabilities	$1,552	$1,716

(1)	Includes $26 million at June 30, 2015 ($20 million at December 31, 2014) restricted for the debt servicing and operational expenses of a manufacturing facility.

(2)	All assets were restricted at June 30, 2015 and December 31, 2014.

In addition, the carrying amounts of assets and liabilities included in the Company’s consolidated balance sheets pertaining to an entity created to monetize accounts receivable of select European entities were current assets of $100 million (zero restricted) at June 30, 2015 ($99 million, zero restricted, at December 31, 2014) and current liabilities were $1 million (zero nonrecourse) at June 30, 2015 (less than $1 million, zero nonrecourse at December 31, 2014).
Amounts presented in the consolidated balance sheets and the preceding table as restricted assets or nonrecourse obligations relating to consolidated VIEs at June 30, 2015 and December 31, 2014 are adjusted for intercompany eliminations and parental guarantees.
Nonconsolidated Variable Interest Entity
At June 30, 2015, the Company’s investment in its crude acrylic acid joint venture was $147 million ($162 million at December 31, 2014) and is classified as “Investment in nonconsolidated affiliates” in the consolidated balance sheets, representing the Company’s maximum exposure to loss.

NOTE 14 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Six Months Ended
In millions	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Defined Benefit Pension Plans:
Service cost	$123	$103	$248	$206
Interest cost	242	275	486	551
Expected return on plan assets	(341)	(332)	(685)	(664)
Amortization of prior service cost (credit)	(7)	6	(14)	12
Amortization of net loss	182	126	366	252
Net settlements (1)	—	(4)	—	(2)
Net periodic benefit cost	$199	$174	$401	$355

Other Postretirement Benefits:
Service cost	$4	$4	$8	$8
Interest cost	15	18	30	36
Amortization of prior service credit	(1)	—	(2)	—
Amortization of net gain	(3)	(4)	(6)	(8)
Net periodic benefit cost	$15	$18	$30	$36

(1)	The 2014 impact relates to settlements associated with the wind-up of a Canadian pension plan.

The Company's funding policy is to contribute to defined benefit pension plans in the United States and a number of other countries when pension laws and/or economics either require or encourage funding. Dow expects to contribute approximately $850 million to its pension plans in 2015. During the first six months of 2015, the Company contributed $725 million to its pension plans.

NOTE 15 – STOCK-BASED COMPENSATION
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

Stock Incentive Plan
The Company also grants stock-based compensation to employees and non-employee directors under The Dow Chemical Company 2012 Stock Incentive Plan and The Dow Chemical Company Amended and Restated 2012 Stock Incentive Plan (collectively, the "2012 Plan"). Most of the Company's stock-based compensation awards are granted in the first quarter of each year. There was minimal employee grant activity in the second quarter of 2015.

During the first quarter of 2015, the Company granted the following stock-based compensation awards to employees under the 2012 Plan:

•	3.0 million stock options with a weighted-average exercise price of $49.44 per share and a weighted-average fair value of $11.61 per share;

•	2.1 million shares of deferred stock with a weighted-average fair value of $49.42 per share; and

•	2.3 million shares of performance deferred stock with a weighted-average fair value of $59.08 per share.

During the second quarter of 2015, the Company granted the following stock-based compensation awards to non-employee directors under the 2012 Plan:

•	31,560 shares of restricted stock with a weighted-average fair value of $51.51 per share.

Total unrecognized compensation cost at June 30, 2015 is provided in the following table:

Total Unrecognized Compensation Cost at June 30, 2015
In millions	Unrecognized Compensation Cost	Remaining Weighted-average Recognition Period (Years)
ESPP purchase rights		$3.38
Unvested stock options		$47.68
Deferred stock awards		$134.89
Performance deferred stock awards		$146.85

NOTE 16 – EARNINGS PER SHARE CALCULATIONS
The following tables provide the earnings per share calculations for the three- and six-month periods ended June 30, 2015 and 2014:

Net Income for Earnings Per Share Calculations - Basic	Three Months Ended		Six Months Ended
In millions	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Net income attributable to The Dow Chemical Company	$1,220	$967	$2,698	$2,016
Preferred stock dividends	(85)	(85)	(170)	(170)
Net income attributable to participating securities (1)	(7)	(6)	(17)	(14)
Net income attributable to common stockholders	$1,128	$876	$2,511	$1,832

Earnings Per Share Calculations - Basic	Three Months Ended		Six Months Ended
Dollars per share	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Net income attributable to The Dow Chemical Company	$1.07	$0.82	$2.37	$1.70
Preferred stock dividends	(0.08)	(0.07)	(0.15)	(0.14)
Net income attributable to participating securities (1)	—	(0.01)	(0.01)	(0.02)
Net income attributable to common stockholders	$0.99	$0.74	$2.21	$1.54

Net Income for Earnings Per Share Calculations - Diluted	Three Months Ended		Six Months Ended
In millions	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Net income attributable to The Dow Chemical Company	$1,220	$967	$2,698	$2,016
Preferred stock dividends (2)	—	(85)	—	(170)
Net income attributable to participating securities (1)	(7)	(6)	(17)	(14)
Net income attributable to common stockholders	$1,213	$876	$2,681	$1,832

Earnings Per Share Calculations - Diluted	Three Months Ended		Six Months Ended
Dollars per share	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Net income attributable to The Dow Chemical Company	$0.97	$0.81	$2.16	$1.67
Preferred stock dividends (2)	—	(0.07)	—	(0.14)
Net income attributable to participating securities (1)	—	(0.01)	(0.01)	(0.01)
Net income attributable to common stockholders	$0.97	$0.73	$2.15	$1.52

Share Count Information	Three Months Ended		Six Months Ended
Shares in millions	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Weighted-average common shares - basic	1,138.1	1,178.9	1,136.9	1,184.7
Plus dilutive effect of stock options and awards	14.5	16.3	14.3	16.8
Plus dilutive effect of assumed conversion of preferred stock (3)	96.8	—	96.8	—
Weighted-average common shares - diluted	1,249.4	1,195.2	1,248.0	1,201.5
Stock options and deferred stock awards excluded from EPS calculations (4)	3.0	7.1	4.7	6.4

(1)	Deferred stock awards are considered participating securities due to Dow's practice of paying dividend equivalents on unvested shares.

(2)	Preferred stock dividends were not added back in the calculation of diluted earnings per share for the three- and six-month periods ended June 30, 2014, because the effect of adding them back would have been antidilutive.

(3)
Conversion of the Company's Cumulative Convertible Perpetual Preferred Stock, Series A into shares of the Company's common stock was excluded from the calculation of diluted earnings per share for the three- and six-month periods ended June 30, 2014, because the effect of including them would have been antidilutive.

(4)
These outstanding options to purchase shares of common stock and deferred stock awards were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides an analysis of the changes in accumulated other comprehensive loss for the six months ended June 30, 2015 and 2014:

Accumulated Other Comprehensive Loss	Six Months Ended
In millions	Jun 30, 2015	Jun 30, 2014
Unrealized Gains on Investments at beginning of year	$141	$160
Net change in unrealized gains	18	48
Reclassification to earnings - Net Sales (net of tax of $(10), $(21)) (1)	(18)	(39)
Reclassification to earnings - Sundry income (expense) - net (net of tax of $-, $-) (1)	(1)	—
Balance at end of period	$140	$169
Cumulative Translation Adjustments at beginning of year	(751)	476
Translation adjustments	(624)	(78)
Reclassification to earnings - Sundry income (expense) - net	4	(6)
Balance at end of period	$(1,371)	$392
Pension and Other Postretirement Benefit Plans at beginning of year	(7,321)	(5,460)
Adjustments to pension and other postretirement benefit plans (net of tax of $117, $80) (1) (2)	248	171
Balance at end of period	$(7,073)	$(5,289)
Accumulated Derivative Loss at beginning of year	(86)	(3)
Net hedging results	(25)	2
Reclassification to earnings - Cost of sales (net of tax of $4, $(5)) (1)	5	—
Balance at end of period	$(106)	$(1)
Total Accumulated Other Comprehensive Loss	$(8,410)	$(4,729)

(1)	Tax amounts are included in "Provision for income taxes" in the consolidated statements of income.

(2)	Included in "Net periodic benefit cost." See Note 14 for additional information.

NOTE 18 – NONCONTROLLING INTERESTS
Ownership interests in the Company's subsidiaries held by parties other than the Company are presented separately from the Company's equity in the consolidated balance sheets as "Redeemable Noncontrolling Interests" and "Non-redeemable noncontrolling interests." The amount of consolidated net income attributable to the Company and the noncontrolling interests are both presented on the face of the consolidated statements of income. See Note 13 for additional information related to the redeemable noncontrolling interests.

The following table summarizes the activity for equity attributable to non-redeemable noncontrolling interests for the three- and six-month periods ended June 30, 2015 and 2014:

Non-redeemable Noncontrolling Interests	Three Months Ended		Six Months Ended
In millions	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Balance at beginning of period	$977	$982	$931	$1,026
Net income (loss) attributable to noncontrolling interests	(23)	3	18	20
Distributions to noncontrolling interests	(15)	(8)	(24)	(20)
Capital contributions (1)	23	7	37	36
Purchases of noncontrolling interests (2)	—	—	—	(54)
Transfers of redeemable noncontrolling interests	(114)	(8)	(114)	(35)
Cumulative translation adjustments	(9)	6	(9)	8
Other	—	—	—	1
Balance at end of period	$839	$982	$839	$982

(1)	Includes non-cash capital contributions of $21 million at June 30, 2015.

(2)	See Note 13 for additional information on variable interest entities.

NOTE 19 – OPERATING SEGMENTS AND GEOGRAPHIC AREAS
Beginning in the fourth quarter of 2014, the Company changed its reportable segments as a result of changes in the Company's organization, including leadership appointments. The reporting changes are retrospectively reflected in the segment results for the three- and six-month periods ended June 30, 2014.

Operating Segment Information	Three Months Ended		Six Months Ended
In millions	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Sales by operating segment
Agricultural Sciences	$1,747	$1,907	$3,611	$4,026
Consumer Solutions	1,096	1,195	2,219	2,332
Infrastructure Solutions	1,961	2,268	3,789	4,303
Performance Materials & Chemicals	3,241	3,761	6,450	7,311
Performance Plastics	4,806	5,713	9,075	11,235
Corporate	59	73	136	171
Total	$12,910	$14,917	$25,280	$29,378
EBITDA (1) by operating segment
Agricultural Sciences	$255	$249	$664	$755
Consumer Solutions	169	263	455	522
Infrastructure Solutions	240	310	535	578
Performance Materials & Chemicals	572	447	1,795	961
Performance Plastics	1,503	1,017	2,488	1,983
Corporate	(362)	(62)	(497)	(179)
Total	$2,377	$2,224	$5,440	$4,620
Equity in earnings (losses) of nonconsolidated affiliates by operating segment (included in EBITDA)
Agricultural Sciences	$—	$2	$—	$2
Consumer Solutions	19	21	39	51
Infrastructure Solutions	35	45	111	116
Performance Materials & Chemicals	122	97	177	188
Performance Plastics	101	68	124	136
Corporate	(5)	(6)	(11)	(15)
Total	$272	$227	$440	$478

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

Reconciliation of EBITDA to “Income Before Income Taxes”	Three Months Ended		Six Months Ended
In millions	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
EBITDA	$2,377	$2,224	$5,440	$4,620
- Depreciation and amortization	642	677	1,276	1,349
+ Interest income	11	9	28	22
- Interest expense and amortization of debt discount	232	242	473	488
Income Before Income Taxes	$1,514	$1,314	$3,719	$2,805

Transfers of products between operating segments are generally valued at cost. However, transfers of products to Agricultural Sciences from other segments are generally valued at market-based prices; the revenues generated by these transfers in the first six months of 2015 and 2014 were immaterial and eliminated in consolidation.

Geographic Areas	Three Months Ended		Six Months Ended
In millions	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Sales by geographic area
United States	$4,594	$5,041	$8,921	$9,832
Europe, Middle East, Africa and India	4,086	5,146	8,060	10,361
Rest of World	4,230	4,730	8,299	9,185
Total	$12,910	$14,917	$25,280	$29,378

NOTE 20 – REVERSE MORRIS TRUST TRANSACTION
On March 27, 2015, the Company and Olin Corporation ("Olin") announced the signing of definitive agreements under which (i) the Company will transfer, directly or indirectly, its U.S. Gulf Coast Chlor-Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses ("chlorine value chain") into a new company ("Spinco"), (ii) the shares of Spinco will either be exchanged for shares of the Company pursuant to a public exchange offer, distributed to Dow shareholders as a dividend, or a combination thereof, and (iii) Spinco will merge with a wholly owned subsidiary of Olin. Upon completion of these transactions, Dow shareholders that receive shares of Spinco will own at least 50.5 percent of the outstanding shares of Olin common stock and existing Olin shareholders will hold the remaining outstanding shares of Olin common stock. As announced on March 27, 2015, the transaction has a value of approximately $5 billion, which includes approximately $2 billion in cash and Spinco debt instruments to be distributed to the Company by Spinco, approximately $800 million of assumed debt, pension and other liabilities, and approximately $2.2 billion in shares of Olin common stock to be received by participating Dow shareholders (valued based upon Olin's closing stock price on March 25, 2015). The Company will also enter into multiple site, transitional and other service agreements, supply and purchase agreements, real estate agreements, technology licenses and intellectual property agreements with Olin as a result of the transaction. The transaction is subject to Olin shareholder approval, customary regulatory approvals and tax authority rulings. The required waiting period under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976 has expired and the transaction has received all required foreign regulatory clearances. On July 15, 2015, Dow received a favorable private letter ruling from the U.S. Internal Revenue Service with respect to the transaction. In addition, Spinco and Olin have filed registration statements on Form S-4 containing a prospectus - and Olin has filed a preliminary proxy statement on Schedule 14-A - with the U.S. Securities and Exchange Commission ("SEC") and are responding to comments from the SEC on these filings with both parties expected to file amendments to these filings before they become effective. The Company expects to close on this transaction early in the fourth quarter of 2015.

In the second quarter of 2015, the Company incurred pretax charges of $43 million ($18 million in the second quarter of 2014) and $69 million in the first six months of 2015 ($18 million in the first six months of 2014) for nonrecurring transaction costs associated with the planned separation of the chlorine value chain, consisting primarily of financial and professional advisory fees, legal fees and information systems infrastructure costs. These charges, which are part of costs associated with portfolio and productivity actions, were included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in Corporate.

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

OVERVIEW

•
The Company reported sales in the second quarter of 2015 of $12.9 billion, down 13 percent from $14.9 billion in the second quarter of 2014, with decreases in all operating segments and geographic areas.

•
Price was down 15 percent compared with the same period last year, driven by a decline in crude oil prices and the unfavorable impact of currency, which represented nearly 40 percent of the decline. Price decreased in all geographic areas and all operating segments, with the most pronounced decrease in Performance Plastics (down 21 percent).

•
Volume increased 2 percent compared with the second quarter of 2014, as increases in Performance Plastics (up 5 percent) and Performance Materials & Chemicals (up 1 percent) more than offset lower volume in Agricultural Sciences (down 2 percent) and Consumer Solutions (down 1 percent). Infrastructure Solutions volume remained flat. Volume increased in North America (up 3 percent) and Europe, Middle East, Africa and India ("EMEAI") (up 2 percent) and declined in Asia Pacific and Latin America (both down 1 percent). Excluding recent acquisitions and divestitures(1), Performance Materials & Chemicals volume was up 4 percent.

•
Purchased feedstock and energy costs, which account for more than one-third of Dow’s total costs, decreased $2.3 billion (41 percent) compared with the second quarter of 2014, due to lower global feedstock, natural gas and monomer costs driven by the decline in crude oil prices.

•
On April 29, 2015, the Board of Directors approved actions to further streamline the organization and optimize the Company’s footprint as a result of the pending separation of a significant portion of Dow’s chlorine value chain. These actions, which will further accelerate Dow’s value growth and productivity targets, will result in a reduction of approximately 1,750 positions across a number of businesses and functions and adjustments to the Company's asset footprint to enhance competitiveness. As a result of these actions, the Company recorded a pretax charge of $375 million in the second quarter of 2015. These actions are expected to be completed during the next two years.

•
Equity earnings were $272 million in the second quarter of 2015, up $45 million from $227 million in the second quarter of 2014, as higher equity earnings at The SCG-Dow Group and Map Ta Phut Olefins Company Limited more than offset lower equity earnings at Univation Technologies, LLC ("Univation") resulting from the May 2015 step acquisition.

•	Sundry income (expense) - net was $385 million in the second quarter of 2015, up $360 million from $25 million in the second quarter of 2014, reflecting the gain on the Univation step acquisition.

In addition to the financial highlights, the following events occurred during or subsequent to the second quarter of 2015:

•
On April 30, 2015, the Company signed a definitive agreement to sell its AgroFresh business to Boulevard Acquisition Corp., a public investment vehicle formed by Avenue Capital Group, for $860 million. Dow will retain a minority interest in the business. The transaction is expected to close in the third quarter of 2015.

•	On May 5, 2015, the Company completed the step acquisition of Univation, previously a 50:50 joint venture between Dow and ExxonMobil Chemical Company ("ExxonMobil").

•
On June 16, 2015, the Company and Olin Corporation ("Olin") announced the required waiting period under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976 had expired. On July 17, 2015, the Company announced it received a favorable private letter ruling from the U.S. Internal Revenue Service. These major milestones satisfy two of the closing conditions to the pending Reverse Morris Trust transaction with Olin. The Company expects to close on this transaction early in the fourth quarter of 2015. See Note 20 to the Consolidated Financial Statements for further information on this transaction.

•
On June 23, 2015, the Company announced construction of the Sadara Chemical Company ("Sadara") manufacturing facility was approximately 94 percent complete with initial polyethylene production expected to begin near the end of 2015. Sadara is a joint venture with Saudi Arabian Oil Company.

(1)
Excludes current period sales of Univation Technologies, LLC, acquired on May 5, 2015 (Performance Plastics), prior period sales of ANGUS Chemical Company, divested on February 2, 2015 (Performance Materials & Chemicals), and prior period sales of the global Sodium Borohydride business, divested on January 30, 2015 (Performance Materials & Chemicals).

Selected Financial Data	Three Months Ended		Six Months Ended
In millions, except per share amounts	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Net sales	$12,910	$14,917	$25,280	$29,378

Cost of sales	$10,146	$12,344	$19,681	$24,077
Percent of net sales	78.6%	82.8%	77.9%	82.0%

Research and development expenses	$429	$419	$812	$810
Percent of net sales	3.3%	2.8%	3.2%	2.8%

Selling, general and administrative expenses	$773	$751	$1,525	$1,530
Percent of net sales	6.0%	5.0%	6.0%	5.2%

Effective tax rate	20.9%	26.2%	27.0%	27.4%

Net income available for common stockholders	$1,135	$882	$2,528	$1,846

Earnings per common share – basic	$0.99	$0.74	$2.21	$1.54
Earnings per common share – diluted	$0.97	$0.73	$2.15	$1.52

Operating rate percentage	84%	82%	84%	83%

RESULTS OF OPERATIONS
Net Sales
Net sales in the second quarter of 2015 were $12.9 billion, down 13 percent from $14.9 billion in the second quarter of last year, with price down 15 percent and volume up 2 percent. Price decreased in all operating segments and geographic areas, driven primarily by a decline in crude oil prices and the unfavorable impact of currency, which represented nearly 40 percent of the decline. Double-digit price declines were reported in Performance Plastics (down 21 percent), Performance Materials & Chemicals (down 15 percent) and Infrastructure Solutions (down 13 percent). North America, EMEAI and Latin America also reported double-digit price declines. Volume was up 2 percent as increases in Performance Plastics (up 5 percent) and Performance Materials & Chemicals (up 1 percent) more than offset lower volume in Agricultural Sciences (down 2 percent) and Consumer Solutions (down 1 percent). Infrastructure Solutions volume remained flat. Volume increased in North America (up 3 percent) and EMEAI (up 2 percent) and declined in Asia Pacific and Latin America (both down 1 percent). Volume in Performance Materials & Chemicals was impacted by recent divestitures. Excluding acquisitions and divestitures, volume in Performance Materials & Chemicals was up 4 percent.

Net sales for the first six months of 2015 were $25.3 billion, down 14 percent from $29.4 billion in the same period last year, with price down 15 percent and volume up 1 percent. Price decreased in all operating segments and geographic areas, driven primarily by a decline in crude oil prices and the unfavorable impact of currency, which represented approximately one-third of the decline. Double-digit price declines were reported in Performance Plastics (down 23 percent), Performance Materials & Chemicals (down 14 percent) and Infrastructure Solutions (down 12 percent). North America, EMEAI and Latin America also reported double-digit price declines. Volume was up 1 percent as volume increases in Performance Plastics (up 4 percent), Performance Materials & Chemicals (up 2 percent) and Consumer Solutions (up 1 percent) more than offset a volume decline in Agricultural Sciences (down 4 percent). Infrastructure Solutions volume remained flat. Volume increased in EMEAI (up 2 percent), North America and Asia Pacific (each up 1 percent). Latin America volume remained flat. Volume in Performance Materials & Chemicals and Performance Plastics was impacted by recent acquisitions and divestitures. Excluding these acquisitions and divestitures, volume in Performance Materials & Chemicals was up 4 percent and volume in Performance Plastics was up 3 percent.

Gross Margin
Gross margin was $2.8 billion in the second quarter of 2015, up from $2.6 billion in the second quarter of last year. Year to date, gross margin was $5.6 billion, compared with $5.3 billion in the first six months of 2014. Despite the significant decline in sales due to lower selling prices, including the unfavorable impact of currency, gross margin increased primarily due to lower feedstock, energy and other raw material costs, increased sales volume and the favorable impact of currency on costs. Gross margin was negatively impacted by a pretax loss of $12 million in the second quarter of 2015 related to the fair value step-up of inventories assumed in the step acquisition of Univation. See Note 4 to the Consolidated Financial Statements for additional information on the Univation step acquisition.

Operating Rate
The Company’s global plant operating rate was 84 percent of capacity in the second quarter of 2015, up from 82 percent in the second quarter of 2014 reflecting increased demand, primarily in the Company's Performance Plastics segment. For the first six months of 2015, the Company's global plant operating rate was 84 percent, up from 83 percent in the first six months of 2014.

Personnel Count
Personnel count was 52,058 at June 30, 2015, down from 53,216 at December 31, 2014 and 52,844 at June 30, 2014. Headcount decreased from December 31, 2014 primarily due to the reduction of seasonal employees in the Agricultural Sciences operating segment and the separation of employees as a result of divestitures and the Company's 2015 restructuring program.

Research and Development Expenses
Research and development ("R&D") expenses totaled $429 million in the second quarter of 2015, up $10 million (2 percent) from $419 million in the second quarter of 2014, as cost reduction initiatives, notably in the Agricultural Sciences operating segment, were more than offset by increased performance-based compensation costs. For the first six months of 2015, R&D expenses totaled $812 million, up slightly from $810 million in the first six months of 2014.

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses totaled $773 million in the second quarter of 2015, up $22 million (3 percent) from $751 million in the second quarter of last year, driven primarily by increased performance-based compensation costs, which more than offset lower expenses in the Agricultural Sciences operating segment. SG&A was also negatively impacted by $6 million of costs associated with portfolio and productivity actions. For the first six months of 2015, SG&A expenses totaled $1,525 million, down slightly from $1,530 million in the first six months of 2014.

Amortization of Intangibles
Amortization of intangibles was $109 million in the second quarter of 2015, essentially flat from $108 million in the second quarter of 2014. In the first six months of 2015, amortization of intangibles was $211 million, down from $222 million in the same period last year. See Note 6 to the Consolidated Financial Statements for additional information on intangible assets.

Restructuring Charges
On April 29, 2015, Dow's Board of Directors approved actions to further streamline the organization and optimize the Company’s footprint as a result of the pending separation of a significant portion of Dow’s chlorine value chain. These actions, which will further accelerate Dow’s value growth and productivity targets, will result in a reduction of approximately 1,750 positions across a number of businesses and functions and adjustments to the Company's asset footprint to enhance competitiveness. These actions are expected to be completed during the next two years. As a result of these actions, the Company recorded pretax restructuring charges of $375 million in the second quarter of 2015 consisting of costs associated with exit or disposal activities of $10 million, severance costs of $196 million and asset write-downs and write-offs of $169 million. The impact of these charges is shown as "Restructuring charges" in the consolidated statements of income and reflected in the Company's segment results as follows: $14 million in Agricultural Sciences, $67 million in Consumer Solutions, $27 million in Infrastructure Solutions, $12 million in Performance Plastics and $255 million in Corporate. See Note 3 to the Consolidated Financial Statements for details on the Company's 2015 restructuring program.

Equity in Earnings of Nonconsolidated Affiliates
Dow's share of the earnings of nonconsolidated affiliates was $272 million in the second quarter of 2015, up from $227 million in the second quarter of 2014, as higher equity earnings at The SCG-Dow Group and Map Ta Phut Olefins Company Limited more than offset lower equity earnings from Univation resulting from the May 5, 2015 step acquisition. For the first six months of 2015, Dow's share of the earnings of nonconsolidated affiliates was $440 million, down from $478 million in the same period last year, primarily due to increased equity losses from Sadara and lower equity earnings from Univation and the Kuwait joint ventures which were partially offset by higher equity earnings at The SCG-Dow Group and Map Ta Phut Olefins Company Limited.

Sundry Income (Expense) - Net
Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments and gains and losses on sales of investments and assets. Sundry income (expense) – net in the second quarter of 2015 was net income of $385 million, an increase of $360 million compared with net income of $25 million in the second quarter of 2014. The second quarter of 2015 included a $361 million gain on the Univation step acquisition (reflected in Performance Plastics) and gains on sales of assets, businesses and investments which more than offset foreign currency exchange losses and $43 million of costs associated with portfolio and productivity actions (reflected in Corporate). The second quarter of 2014 included gains on asset sales partially offset by $18 million of costs associated with portfolio and productivity actions (reflected in Corporate). Year to date, sundry income (expense) - net was net income of $1,048 million, an increase of $994 million compared with net income of $54 million in the same period last year. In addition to the gains previously discussed, the first six months of 2015 included a $670 million gain on the divestiture of ANGUS Chemical Company and an $18 million gain on the divestiture of the global Sodium Borohydride business (both reflected in Performance Materials & Chemicals) which more than offset foreign currency exchange losses and $69 million of costs associated with portfolio and productivity actions (reflected in Corporate). The first six months of 2014 included a gain related to the termination of an off-take agreement and gains on asset sales partially offset by foreign currency exchange losses and $18 million of of costs associated with portfolio and productivity actions (reflected in Corporate). See Note 4 to the Consolidated Financial Statements for additional information concerning the Company's acquisitions and divestitures. See Note 20 to the Consolidated Financial Statements for additional information concerning the planned separation of the Company's chlorine value chain, including costs associated with portfolio and productivity actions.

Net Interest Expense
Net interest expense (interest expense less capitalized interest and interest income) was $221 million in the second quarter of 2015, down from $233 million in the second quarter of last year. Year to date, net interest expense was $445 million compared with $466 million in the first six months of 2014. The decline reflects the effect of higher interest expense due to the issuance of $2 billion of debt in September 2014, which was more than offset by higher capitalized interest as a result of increased capital spending, primarily related to U.S. Gulf Coast projects. Interest income was $11 million in the second quarter of 2015 compared with $9 million in the second quarter of 2014, and $28 million for the first six months of 2015, compared with $22 million in the first six months of 2014.

Provision for Income Taxes
The effective tax rate for the second quarter of 2015 was 20.9 percent compared with 26.2 percent for the second quarter of 2014. For the first six months of 2015 the effective tax rate was 27.0 percent compared with 27.4 percent for the first six months of 2014. The Company's effective tax rate fluctuates based on, among other factors, where income is earned, reinvestment assertions regarding foreign income and the level of income relative to tax credits available. For example, as the percentage of foreign sourced income increases, the Company's effective tax rate declines. The Company's tax rate is also influenced by the level of equity earnings, since most of the earnings from the Company's equity method investments are taxed at the joint venture level. The decrease in the tax rate in the second quarter of 2015 compared with the same period last year was primarily due to the non-taxable gain on the Univation step acquisition. The effective tax rate for the first six months of 2015 is down slightly from the same period last year primarily due to the non-taxable gain on the Univation step acquisition gain which was partially offset by the impact of non-deductible items related to divestiture transactions.

Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests was a loss of $23 million in the second quarter of 2015, down from income of $3 million in the second quarter of 2014. The decline in net income attributable to noncontrolling interests in the second quarter of 2015 is primarily due to the noncontrolling interests' portion of the 2015 restructuring charge. For the first six months of 2015, net income attributable to noncontrolling interests was $18 million compared with $20 million in the same period last year. See Note 3 to the Consolidated Financial Statements for additional information on the 2015 restructuring charge.

Preferred Stock Dividends
Preferred stock dividends of $85 million were recognized in the second quarters of 2015 and 2014 ($170 million in the first six months of 2015 and 2014), related to the Company’s Cumulative Convertible Perpetual Preferred Stock, Series A.

Net Income Available for Common Stockholders
Net income available for common stockholders was $1,135 million, or $0.97 per share, in the second quarter of 2015, compared with $882 million, or $0.73 per share, in the second quarter of 2014. Net income available for common stockholders for the first six months of 2015 was $2,528 million, or $2.15 per share, compared with $1,846 million, or $1.52 per share for the same period of 2014. See Note 16 to the Consolidated Financial Statements for details on the Company's earnings per share calculations.

Certain Items Impacting Results
The Company's management believes that measures of income adjusted to exclude certain items ("non-GAAP" financial measures) provide relevant and meaningful information to investors about the ongoing operating results of the Company. Such financial measures are not recognized in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and should not be viewed as an alternative to U.S. GAAP financial measures of performance. The following table summarizes the impact of certain items recorded in the three- and six-month periods ended June 30, 2015 and June 30, 2014:

Certain Items Impacting Results	Pretax Impact (1)		Net Income (2)		EPS - Diluted (3) (4)
	Three Months Ended		Three Months Ended		Three Months Ended
In millions, except per share amounts (Unaudited)	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Adjusted to exclude certain items (non-GAAP measures)			$1,064	$893	$0.91	$0.74
Certain items:
Cost of sales:
Univation step acquisition	$(12)	$—	(8)	—	(0.01)	—
Selling, general and administrative expenses:
Costs associated with portfolio and productivity actions	(6)	—	(4)	—	—	—
Restructuring charges	(375)	—	(246)	—	(0.21)	—
Sundry income (expense) - net:
Univation step acquisition	361	—	359	—	0.31	—
Costs associated with portfolio and productivity actions	(43)	(18)	(30)	(11)	(0.03)	(0.01)
Total certain items	$(75)	$(18)	$71	$(11)	$0.06	$(0.01)
Reported GAAP Amounts (5) (6)			$1,135	$882	$0.97	$0.73

Certain Items Impacting Results	Pretax Impact (1)		Net Income (2)		EPS - Diluted (3) (4)
	Six Months Ended		Six Months Ended		Six Months Ended
In millions, except per share amounts (Unaudited)	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Adjusted to exclude certain items (non-GAAP measures)			$2,038	$1,857	$1.76	$1.53
Certain items:
Cost of sales:
Univation step acquisition	$(12)	$—	(8)	—	(0.01)	—
Selling, general and administrative expenses:
Costs associated with portfolio and productivity actions	(6)	—	(4)	—	—	—
Restructuring charges	(375)	—	(246)	—	(0.21)	—
Sundry income (expense) - net:
Univation step acquisition	361	—	359	—	0.31	—
Gain on divestiture of ANGUS Chemical Company	670	—	451	—	0.39	—
Gain on divestiture of Sodium Borohydride business	18	—	(9)	—	(0.01)	—
Costs associated with portfolio and productivity actions	(69)	(18)	(53)	(11)	(0.05)	(0.01)
Total certain items	$587	$(18)	$490	$(11)	$0.42	$(0.01)
Dilutive effect of assumed preferred stock conversion into shares of common stock					(0.03)	N/A
Reported GAAP Amounts (5) (6)			$2,528	$1,846	$2.15	$1.52

(1)	Impact on "Income Before Income Taxes."

(2)	"Net Income Available for The Dow Chemical Company Common Stockholders."

(3)	"Earnings per common share - diluted."

(4)
For the three- and six-month periods ended June 30, 2015, conversion of the Company's Cumulative Convertible Perpetual Preferred Stock, Series A ("Preferred Stock") into shares of the Company's common stock was excluded from the calculation of "Diluted earnings per share adjusted to exclude certain items" as well as the earnings per share impact of certain items because the effect of including them would have been antidilutive. See Note 16 to the Consolidated Financial Statements for information on share counts.

(5)
For the three- and six-month periods ended June 30, 2015, an assumed conversion of the Company's Preferred Stock into shares of the Company's common stock was included in the calculation of diluted earnings per share (reported GAAP amount).

(6)
The Company used "Net Income Attributable to The Dow Chemical Company" when calculating diluted earnings per share (reported GAAP amount) for the three- and six-month periods ended June 30, 2015, as it excludes quarterly preferred dividends of $85 million.

OUTLOOK
Dow continues to see strong order loading despite pockets of economic volatility, with growing momentum in the construction, packaging and automotive markets outweighing softness in agricultural and energy-related markets, with growth aligned to attractive geographic markets. The Company is leveraging its low-cost integrated assets and best-in-class innovation to develop solutions that build momentum and broaden the Company’s share in attractive end markets, and remains focused on executing against portfolio management actions. Dow also expects to begin delivering results from its growth investments, including integrated assets on the U.S. Gulf Coast and in Saudi Arabia as well as new product launches.

The Company expects that it will be able to increasingly grow the bottom line by continuing to advance its portfolio transformation, productivity actions and innovation-driven marketing initiatives.

SEGMENT RESULTS
The Company uses EBITDA (which Dow defines as earnings (i.e., "Net Income") before interest, income taxes, depreciation and amortization) as its measure of profit/loss for segment reporting purposes. EBITDA by operating segment includes all operating items relating to the businesses; items that principally apply to the Company as a whole are assigned to Corporate. Additional information regarding the Company’s operating segments and a reconciliation of EBITDA to “Income Before Income Taxes” can be found in Note 19 to the Consolidated Financial Statements.

SALES VOLUME AND PRICE BY OPERATING SEGMENT AND GEOGRAPHIC AREA

Sales Volume and Price by Operating Segment and	Three Months Ended			Six Months Ended
Geographic Area	Jun 30, 2015			Jun 30, 2015
Percentage change from prior year	Volume	Price	Total	Volume	Price	Total
Operating segments
Agricultural Sciences	(2)%	(6)%	(8)%	(4)%	(6)%	(10)%
Consumer Solutions	(1)	(7)	(8)	1	(6)	(5)
Infrastructure Solutions	—	(13)	(13)	—	(12)	(12)
Performance Materials & Chemicals	1	(15)	(14)	2	(14)	(12)
Performance Plastics	5	(21)	(16)	4	(23)	(19)
Total	2%	(15)%	(13)%	1%	(15)%	(14)%
Geographic areas
United States	3%	(12)%	(9)%	2%	(11)%	(9)%
Europe, Middle East, Africa and India	2	(23)	(21)	2	(24)	(22)
Rest of World	(1)	(9)	(10)	—	(10)	(10)
Total	2%	(15)%	(13)%	1%	(15)%	(14)%

Sales Volume and Price by Operating Segment and	Three Months Ended			Six Months Ended
Geographic Area, Excluding Acquisitions and Divestitures (1)	Jun 30, 2015			Jun 30, 2015
Percentage change from prior year	Volume	Price	Total	Volume	Price	Total
Operating segments
Agricultural Sciences	(2)%	(6)%	(8)%	(4)%	(6)%	(10)%
Consumer Solutions	(1)	(7)	(8)	1	(6)	(5)
Infrastructure Solutions	—	(13)	(13)	—	(12)	(12)
Performance Materials & Chemicals	4	(15)	(11)	4	(14)	(10)
Performance Plastics	5	(21)	(16)	3	(23)	(20)
Total	2%	(15)%	(13)%	2%	(15)%	(13)%
Geographic areas
United States	4%	(12)%	(8)%	3%	(12)%	(9)%
Europe, Middle East, Africa and India	3	(23)	(20)	2	(24)	(22)
Rest of World	(1)	(9)	(10)	—	(9)	(9)
Total	2%	(15)%	(13)%	2%	(15)%	(13)%

(1)
Excludes current period sales of Univation Technologies, LLC, acquired on May 5, 2015 (Performance Plastics), prior period sales of ANGUS Chemical Company, divested on February 2, 2015 (Performance Materials & Chemicals), and prior period sales of the global Sodium Borohydride business, divested on January 30, 2015 (Performance Materials & Chemicals).

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

Agricultural Sciences	Three Months Ended		Six Months Ended
In millions	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Sales	$1,747	$1,907	$3,611	$4,026
Price change from comparative period	(6)%	N/A	(6)%	N/A
Volume change from comparative period	(2)%	N/A	(4)%	N/A
Equity earnings	$—	$2	$—	$2
EBITDA	$255	$249	$664	$755
Certain items impacting EBITDA	$(14)	$—	$(14)	$—

Agricultural Sciences sales were $1,747 million in the second quarter of 2015, down 8 percent from $1,907 million in the second quarter of 2014. Compared with the same quarter last year, volume decreased 2 percent and price declined 6 percent, including the unfavorable impact of currency which represented more than 60 percent of the price decline. Sales declined in all geographic areas impacted by lower crop commodity prices, which drove a flat agricultural market, coupled with significant currency headwinds. Crop Protection sales declined 8 percent compared with the second quarter of 2014 due to currency headwinds, primarily in EMEAI, and volume which was impacted by lower glyphosate sales, primarily in Latin America, and missed applications caused by wet weather conditions in North America. New Crop Protection product sales were up 5 percent compared with the same quarter last year driven by spinetoram insecticide. Seeds sales declined 9 percent compared with the second quarter of 2014, driven by reduced corn sales in the Americas due to acreage shifting from corn to soybeans.

EBITDA for the second quarter of 2015 was $255 million, compared with $249 million in the second quarter of 2014. EBITDA increased compared with the same quarter last year primarily due to lower R&D and SG&A spending due to productivity initiatives, the favorable impact of currency on costs and the gain on the sale of a product line which more than offset lower selling prices and softer market demand as a result of lower crop commodity prices. EBITDA was negatively impacted by $14 million of restructuring charges in the second quarter of 2015. See Note 3 to the Consolidated Financial Statements for additional information.

For the first six months of 2015, sales for Agricultural Sciences were $3,611 million, down 10 percent from $4,026 million in the first six months of 2014. Compared with the same period last year, volume decreased 4 percent and price decreased 6 percent, including the unfavorable impact of currency which represented more than 60 percent of the price decline. Agricultural Sciences reported sales declines in all geographic areas, except Asia Pacific. Crop Protection sales decreased 10 percent compared with the first six months of 2014, driven by declines in glyphosate and cereal herbicides which more than offset 2 percent growth in new products. Seeds reported a 12 percent decline in sales compared with the first six months of 2014 as soybean growth was more than offset by lower sales of corn and cotton seeds due to lower planted acreage.

For the first six months of 2015, EBITDA was $664 million, down $91 million from $755 million the first six months of 2014. EBITDA decreased compared with the same period last year primarily due to lower selling prices and softer demand due to lower crop commodity prices which more than offset the favorable impact of currency on costs, lower R&D and SG&A spending and the gain on the sale of a product line. In the first six months of 2015, EBITDA was negatively impacted by $14 million of restructuring charges.

On January 30, 2015, Dow AgroSciences LLC ("DAS") acquired Cooperativa Central de Pesquisa Agrícola's ("Coodetec") seed business for $169 million. The acquisition of Coodetec's seed business is expected to advance the development of Dow AgroSciences' soybean program and strengthen the Company’s position in the corn market segment. See Note 4 to the Consolidated Financial Statements for additional information on this acquisition.

On September 17, 2014, the U.S. Department of Agriculture ("USDA") issued deregulation decisions for Dow AgroSciences LLC’s ENLIST™ Corn and Soybean events. On October 15, 2014, the Company announced it received registration from the U.S. Environmental Protection Agency ("EPA") for ENLIST DUO™, the companion herbicide for use with ENLIST™ Corn and Soybeans, in six key states. During the second quarter of 2015, the EPA announced its approval of ENLIST DUO™ Herbicide for use in an additional nine states. The Company has received positive grower feedback on the limited, stewarded introduction of ENLIST™ Corn Seeds in the United States during 2015, with harvested seeds strictly controlled. The Company also secured approval of the registration of ENLIST E3™ in Argentina and approval of the registration of ENLIST™ Soybean Seeds and Corn Seeds in Brazil during the second quarter of 2015. On July 23, 2015, the USDA issued a deregulation decision for ENLIST™ Cotton Seeds. Regulatory approvals for ENLIST™ products in certain other countries are still pending. European-level regulatory approvals for the active ingredients in ARYLEX™ Herbicide and ISOCLAST™ Insecticide were also achieved during the second quarter of 2015. These were the first approvals in the industry under the new European regulation.

On April 30, 2015, the Company signed a definitive agreement to sell its AgroFresh business to Boulevard Acquisition Corp., a public investment vehicle formed by Avenue Capital Group, for $860 million. Dow will retain a minority interest in the business. The transaction is expected to close in the third quarter of 2015.

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

Consumer Solutions	Three Months Ended		Six Months Ended
In millions	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Sales	$1,096	$1,195	$2,219	$2,332
Price change from comparative period	(7)%	N/A	(6)%	N/A
Volume change from comparative period	(1)%	N/A	1%	N/A
Equity earnings	$19	$21	$39	$51
EBITDA	$169	$263	$455	$522
Certain items impacting EBITDA	$(67)	$—	$(67)	$—

Consumer Solutions sales were $1,096 million in the second quarter of 2015, down from $1,195 million in the second quarter of 2014. Sales decreased 8 percent from the second quarter of 2014, with volume down 1 percent and price down 7 percent, with two-thirds of the price decline due to the unfavorable impact of currency, primarily in EMEAI. Price declined in all businesses and all geographic areas. Volume declined in all businesses, except Dow Automotive Systems, and was mixed by geographic area as gains in North America and EMEAI were more than offset by declines in Asia Pacific. Consumer Care reported decreased sales due to the unfavorable impact of currency in EMEAI and softened conditions in the home care and industrial market sectors. Dow Automotive Systems reported volume gains in EMEAI and North America driven by innovation and new business wins. Dow Electronic Materials volume declined as weakness in demand for Display Technologies and Interconnect Technologies outweighed healthy demand in Semiconductor Technologies resulting from strong silicon wafer growth in mobile device applications, notably in Asia Pacific and North America. Price declined in Dow Electronic Materials primarily due to the continued competitive pricing in certain markets and the unfavorable impact of currency, primarily the Japanese yen.

EBITDA in the second quarter of 2015 was $169 million, down from $263 million in the second quarter of 2014. Compared with the second quarter 2014, lower selling prices more than offset lower feedstock, energy and other raw material costs and the favorable impact of currency on costs. EBITDA for the second quarter of 2015 was negatively impacted by $67 million of restructuring charges. See Note 3 to the Consolidated Financial Statements for additional information.

Consumer Solutions sales were $2,219 million for the first six months of 2015, down 5 percent from $2,332 million in the first six months of 2014. Compared with the same period last year, volume was up 1 percent and price was down 6 percent, with more than 70 percent of the price decline due to the unfavorable impact of currency. Price was down in all businesses and all geographic areas. Volume was higher in all businesses, except Dow Electronic Materials and all geographic areas, except Asia Pacific.

EBITDA for the first six months of 2015 was $455 million, down from $522 million in the first six months of 2014. Compared with the first six months of 2014, lower selling prices more than offset higher sales volume, lower feedstock, energy and other raw material costs, and the favorable impact of currency on costs. EBITDA for the first six months of 2015 was negatively impacted by $67 million of restructuring charges.

INFRASTRUCTURE SOLUTIONS
The Infrastructure Solutions segment consists of the following businesses: Dow Building & Construction, Dow Coating Materials, Energy & Water Solutions, and Performance Monomers; and includes a portion of the Company's share of the results of Dow Corning, a joint venture of the Company.

Infrastructure Solutions	Three Months Ended		Six Months Ended
In millions	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Sales	$1,961	$2,268	$3,789	$4,303
Price change from comparative period	(13)%	N/A	(12)%	N/A
Volume change from comparative period	—%	N/A	—%	N/A
Equity earnings	$35	$45	$111	$116
EBITDA	$240	$310	$535	$578
Certain items impacting EBITDA	$(27)	$—	$(27)	$—

Infrastructure Solutions sales were $1,961 million in the second quarter of 2015, down 13 percent from $2,268 million in the second quarter of 2014, entirely driven by price. Compared with the same quarter last year, price declined in all businesses and all geographic areas, with the unfavorable impact of currency representing approximately 40 percent of the decline. Volume was flat overall with increases in all businesses, except Energy & Water Solutions, and all geographic areas, except North America. Dow Building & Construction reported volume growth in EMEAI and North America, as demand continues to be strong for innovative product offerings in the acrylics envelope. In Energy & Water Solutions, demand remained strong for reverse osmosis technologies, which was more than offset by declines in the North American energy exploration and fracturing markets. Volume increased in Performance Monomers due to modest demand growth for vinyl acetate monomers which more than offset ongoing trough conditions for acrylic acid. Dow Coatings Materials reported volume gains in industrial coating applications, while experiencing a decline in demand for architectural coating applications due to softening market conditions.

EBITDA for the second quarter of 2015 was $240 million, down from $310 million in the second quarter of 2014. Compared with the same quarter last year, lower selling prices more than offset lower propylene and other raw material costs and the favorable impact of currency on costs. EBITDA for the second quarter of 2015 was negatively impacted by $27 million of restructuring charges. See Note 3 to the Consolidated Financial Statements for additional information.

Infrastructure Solution sales were $3,789 million for the first six months of 2015, down 12 percent from $4,303 million in the first six months of 2014, entirely due to price. Compared with the same period last year, price declined in all businesses and all geographic areas. Volume increased in all businesses, except Energy & Water Solutions, and all geographic areas, except North America.

EBITDA for the first six months of 2015 was $535 million, compared with $578 million in the first six months of 2014. EBITDA decreased from last year as lower selling prices more than offset lower propylene and other raw material costs and the favorable impact of currency on costs. EBITDA for the first six months of 2015 was negatively impacted by $27 million of restructuring charges.

PERFORMANCE MATERIALS & CHEMICALS
The Performance Materials & Chemicals segment consists of the following businesses: Chlor-Alkali and Vinyl, Chlorinated Organics, Epoxy, Industrial Solutions and Polyurethanes. The segment also includes the results of MEGlobal and a portion of the results of EQUATE Petrochemical Company K.S.C. ("EQUATE"), The Kuwait Olefins Company ("TKOC"), Map Ta Phut Olefins Company Limited and Sadara, all joint ventures of the Company.

On February 2, 2015, the Company sold ANGUS Chemical Company to Golden Gate Capital. On January 30, 2015, the Company sold its global Sodium Borohydride business to Vertellus Specialty Materials LLC. These businesses were reported in the Performance Materials & Chemicals segment through the date of divestiture.

Performance Materials & Chemicals	Three Months Ended		Six Months Ended
In millions	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Sales	$3,241	$3,761	$6,450	$7,311
Price change from comparative period	(15)%	N/A	(14)%	N/A
Volume change from comparative period	1%	N/A	2%	N/A
Volume change, excluding divestitures	4%	N/A	4%	N/A
Equity earnings	$122	$97	$177	$188
EBITDA	$572	$447	$1,795	$961
Certain items impacting EBITDA	$—	$—	$688	$—

Performance Materials & Chemicals sales were $3,241 million in the second quarter of 2015, down 14 percent from $3,761 million in the second quarter of 2014. Price decreased 15 percent, including the unfavorable impact of currency which represented nearly 45 percent of the price decline, and volume increased 1 percent. Compared with the same quarter last year, price declined in all geographic areas, most notably EMEAI, and all businesses. Lower raw material costs and the unfavorable impact of currency drove price declines in Polyurethanes, Industrial Solutions and Epoxy. Price declines in Chlor-Alkali and Vinyl were primarily driven by ethylene dichloride in Asia Pacific and vinyl chloride monomer in North America. Excluding the impact of recent divestitures, volume increased 4 percent with increases across all geographic areas, except Latin America. Polyurethanes reported volume gains across all geographic areas resulting from strong demand, improved operations and the Company's localized marketing approach. Industrial Solutions reported increased volume in EMEAI and Asia Pacific driven by strong demand for alcohols, glycol ethers and acids. Volume in Chlor-Alkali and Vinyl was impacted by a decrease in demand in EMEAI that was partially offset by strong demand in North America and Asia Pacific. Epoxy reported volume growth in EMEAI driven by strong and steady bisphenol A demand for the polycarbonate market and for Epoxy resins that more than offset volume decline in the other geographic areas.

EBITDA for the second quarter of 2015 was $572 million, up from $447 million in the second quarter of 2014. EBITDA improved from the same quarter last year primarily due to lower feedstock, energy and other raw material costs, the favorable impact of currency on costs, higher sales volume and higher equity earnings from Map Ta Phut Olefins Company Limited which more than offset lower selling prices. Compared with the same period of last year, EBITDA was negatively impacted by the absence of earnings from ANGUS Chemical Company and the global Sodium Borohydride business, divested in the first quarter of 2015.
For the first half of 2015, Performance Materials & Chemicals sales were $6,450 million, down from $7,311 million in the first half of 2014. Compared with the same period last year, price declined 14 percent, including the unfavorable impact of currency which represented nearly 45 percent of the price decline, while volume increased 2 percent. Excluding the impact of recent divestitures, volume increased 4 percent. Compared with the same period last year, price declined in all businesses and all geographic areas. Volume gains in Epoxy and Polyurethanes more than offset declines in all other businesses. Volume was up in all geographic areas, except Latin America.
EBITDA for the first six months of 2015 was $1,795 million, up from $961 million in the first six months of 2014. EBITDA for the first half of 2015 was favorably impacted by a pretax gain of $670 million on the divestiture of ANGUS Chemical Company and a pretax gain of $18 million on the divestiture of the global Sodium Borohydride business. Excluding these certain items, EBITDA increased due to the impact of lower feedstock, energy and other raw material costs, higher sales volume and favorable currency on costs which more than offset lower selling prices and lower equity earnings.

On March 27, 2015, the Company and Olin Corporation ("Olin") announced the signing of definitive agreements under which (i) the Company will transfer, directly or indirectly, its U.S. Gulf Coast Chlor-Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses ("chlorine value chain") into a new company ("Spinco"), (ii) the shares of Spinco will either be exchanged for shares of the Company pursuant to a public exchange offer, distributed to Dow shareholders as a dividend, or a combination thereof, and (iii) Spinco will merge with a wholly owned subsidiary of Olin. As announced on March 27, 2015, the transaction is expected to result in a tax-efficient consideration of approximately $5 billion, or a taxable equivalent value of approximately $8 billion. The transaction is subject to Olin shareholder approval, customary regulatory approvals and tax authority rulings. The required waiting period under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976 has expired and the transaction has received all required foreign regulatory clearances. On July 15, 2015, Dow received a favorable private letter ruling from the U.S. Internal Revenue Service with respect to the transaction. In addition, Spinco and Olin have filed registration statements on Form S-4 containing a prospectus - and Olin has filed a preliminary proxy statement on Schedule 14-A - with the U.S. Securities and Exchange Commission ("SEC") and are responding to comments from the SEC on these filings with both parties expected to file amendments to these filings before they become effective. The Company expects to close on this transaction early in the fourth quarter of 2015.

PERFORMANCE PLASTICS
The Performance Plastics segment is a market-oriented portfolio comprised of Dow Elastomers, Dow Electrical and Telecommunications, Dow Packaging and Specialty Plastics, Energy and Hydrocarbons. The segment also includes the results of The Kuwait Styrene Company K.S.C. ("TKSC"), The SCG-Dow Group and Univation as well as a portion of the results of EQUATE, TKOC, Map Ta Phut Olefins Company Limited and Sadara, all joint ventures of the Company.

On May 5, 2015, Univation, previously a 50:50 joint venture between Dow and ExxonMobil, became a wholly owned subsidiary of Dow as a result of ExxonMobil redeeming its entire equity interest in Univation in exchange for certain assets and liabilities of Univation. Prior to this transaction, Univation's results of operations were reported as "Equity in earnings of nonconsolidated affiliates" in the consolidated statements of income. Beginning in May 2015, Univation's results of operations are fully consolidated in the Company's consolidated statements of income. See Note 4 to the Consolidated Financial Statements for additional information on this step acquisition.

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

Performance Plastics	Three Months Ended		Six Months Ended
In millions	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Sales	$4,806	$5,713	$9,075	$11,235
Price change from comparative period	(21)%	N/A	(23)%	N/A
Volume change from comparative period	5%	N/A	4%	N/A
Volume change, excluding acquisitions	5%	N/A	3%	N/A
Equity earnings	$101	$68	$124	$136
EBITDA	$1,503	$1,017	$2,488	$1,983
Certain items impacting EBITDA	$337	$—	$337	$—

Performance Plastics, Excluding Acquisitions, Hydrocarbons and Energy	Three Months Ended		Six Months Ended
	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Price change from comparative period	(14)%	N/A	(15)%	N/A
Volume change from comparative period	9%	N/A	7%	N/A

Performance Plastics sales in the second quarter of 2015 were $4,806 million, down 16 percent from $5,713 million in the second quarter of 2014, with price down 21 percent and volume up 5 percent. Price decreased in all geographic areas and all businesses due to a decline in crude oil prices and the unfavorable impact of currency, which accounted for approximately 30 percent of the decline. Double-digit price declines were reported in Hydrocarbons for monomers and ethylene by-products, driven by a decrease in Brent crude oil prices of approximately 40 percent compared with the second quarter of 2014. Volume was up 5 percent with mixed results by geographic area and business. Dow Packaging and Specialty Plastics volume increased across all geographic areas as demand improved in the food and specialty packaging industries and for hygiene and medical products. Dow Elastomers volume was higher in all geographic areas due to improved raw material supply and higher demand in the transportation and infrastructure industries. Dow Electrical and Telecommunications volume increased in all geographic areas, except Latin America, and most notably in the telecommunications market. Volume for Hydrocarbons was mixed by geographic area as decreases in EMEAI and Asia Pacific more than offset gains in North America. Excluding the impact of acquisitions, Hydrocarbons and Energy sales, price decreased 14 percent and volume increased 9 percent.

EBITDA in the second quarter of 2015 was $1,503 million, up from $1,017 million in the second quarter of 2014. EBITDA improved compared with the same quarter last year primarily due to lower feedstock and energy costs, higher sales volume and improved equity earnings from The SCG-Dow Group which more than offset the impact of lower selling prices and lower equity earnings from Univation, as a result of the May 2015 step acquisition. In addition, EBITDA for the second quarter of 2015 was positively impacted by a pretax gain of $349 million related to the step acquisition of Univation and negatively impacted by $12 million of restructuring charges, consisting of asset write-downs and write-offs. See Notes 3 and 4 to the Consolidated Financial Statements for additional information.

Performance Plastics sales for the first six months of 2015 were $9,075 million, a decrease of 19 percent from $11,235 million in the first six months of 2014. Compared with the same period last year, price declined in all geographic areas and all businesses, driven primarily by a decline in crude oil prices and the unfavorable impact of currency, which accounted for approximately 25 percent of the price decline. Volume was up in all geographic areas, except Asia Pacific. Volume gains in Dow Packaging and Specialty Plastics and Dow Elastomers more than offset declines in the Dow Electrical and Telecommunications, Energy and Hydrocarbons businesses.

EBITDA for the first six months of 2015 was $2,488 million, up from $1,983 million in the first six months of 2014. EBITDA improved compared with the first six months of 2014 as the impact of lower feedstock and energy costs, higher sales volume and improved equity earnings from The SCG-Dow Group more than offset the impact of lower selling prices and lower equity earnings from EQUATE and Univation. In addition, EBITDA for the first six months of 2015 was positively impacted by a pretax gain of $349 million related to the step acquisition of Univation and negatively impacted by $12 million of restructuring charges, consisting of asset write-downs and write-offs.

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

Corporate	Three Months Ended		Six Months Ended
In millions	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Sales	$59	$73	$136	$171
Equity losses	$(5)	$(6)	$(11)	$(15)
EBITDA	$(362)	$(62)	$(497)	$(179)
Certain items impacting EBITDA	$(304)	$(18)	$(330)	$(18)

Sales for Corporate, which primarily relate to the Company's insurance operations, were $59 million in the second quarter of 2015, down from $73 million the second quarter of 2014. For the first six months of 2015, sales were $136 million, down from $171 million in the same period of 2014.

EBITDA in the second quarter of 2015 was a loss of $362 million, compared with a loss of $62 million in the same period last year. EBITDA in the second quarter of 2015 was negatively impacted by $255 million of restructuring charges and $49 million of costs associated with portfolio and productivity actions. EBITDA in the second quarter of 2014 was negatively impacted by $18 million of costs associated with portfolio and productivity actions. See Note 3 to the Consolidated Financial Statements for additional information on the Company's 2015 restructuring program.

EBITDA for the first six months of 2015 was a loss of $497 million, compared with a loss of $179 million in the same period last year. EBITDA in the first six months of 2015 was negatively impacted by $255 million of restructuring charges and $75 million of costs associated with portfolio and productivity actions. EBITDA in the first six months of 2014 was negatively impacted by $18 million of costs associated with portfolio and productivity actions.

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents of $6,224 million at June 30, 2015 and $5,654 million at December 31, 2014, of which $3,921 million at June 30, 2015 and $3,633 million at December 31, 2014 was held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. At June 30, 2015, management believed that sufficient liquidity was available in the United States. However, in the unusual event that additional foreign funds are needed in the United States, the Company has the ability to repatriate additional funds. The repatriation could result in an adjustment to the tax liability after considering available foreign tax credits and other tax attributes. It is not practicable to calculate the unrecognized deferred tax liability on undistributed foreign earnings.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Six Months Ended
In millions	Jun 30, 2015	Jun 30, 2014
Cash provided by (used in):
Operating activities	$2,664	$1,970
Investing activities	(762)	(1,468)
Financing activities	(1,280)	(2,589)
Effect of exchange rate changes on cash	(52)	(10)
Summary
Increase (decrease) in cash and cash equivalents	$570	$(2,097)
Cash and cash equivalents at beginning of year	5,654	5,940
Cash and cash equivalents at end of period	$6,224	$3,843

Cash Flows from Operating Activities
In the first six months of 2015, cash provided by operating activities increased primarily due to improvements in working capital and higher earnings which were partially offset by increased pension contributions.

Cash Flows from Investing Activities
In the first six months of 2015, cash used in investing activities was $762 million, primarily due to capital expenditures, including U.S. Gulf Coast projects, and investments in and loans to nonconsolidated affiliates, primarily with Sadara, which was partially offset by proceeds received on divestitures, including the divestiture of ANGUS Chemical Company and the global Sodium Borohydride business. In the first six months of 2014, cash used in investing activities was $1,468 million, primarily due to capital spending related to U.S. Gulf Coast projects.

Capital spending was $1,901 million in the first six months of 2015, compared with $1,536 million in the first six months of 2014, reflecting increased spending on projects related to the Company's U.S. Gulf Coast investments. The Company expects capital spending in 2015 to be approximately $3.9 billion.

During the first six months of 2015, the Company loaned $350 million to Sadara, of which $280 million was converted to equity during the second quarter of 2015. The Company expects to loan approximately $400 million to Sadara in the second half of 2015. See Note 7 to the Consolidated Financial Statements for additional information.

Cash Flows from Financing Activities
In the first six months of 2015, cash used in financing activities decreased compared with the same period last year, primarily due to decreased purchases of treasury stock and lower payments on long-term debt which was partially offset by reduced proceeds from common stock and higher dividends paid to stockholders.

Free Cash Flow
The Company's management believes that free cash flow, a non-GAAP financial measure, provides relevant and meaningful information to investors about the Company's ability to fund its obligations using its primary source of incremental liquidity - cash provided by operating activities. This financial measure is not recognized in accordance with U.S. GAAP and should not be viewed as an alternative to U.S. GAAP financial measures of performance.

The following table provides a reconciliation of free cash flow to "Cash provided by operating activities" for the six-month periods ended June 30, 2015 and June 30, 2014:

Reconciliation of Free Cash Flow to "Cash Provided by Operating Activities" In millions	Six Months Ended
	Jun 30, 2015	Jun 30, 2014
Cash provided by operating activities	$2,664	$1,970
- Capital expenditures	1,901	1,536
Free Cash Flow	$763	$434

Net Working Capital
The following table presents working capital and certain balance sheet ratios:

Net Working Capital In millions	Jun 30, 2015		Dec 31, 2014
Current assets	$24,764		$24,267
Current liabilities	12,765		11,593
Net working capital	$11,999		$12,674
Current ratio	1.94	:1	2.09	:1
Days-sales-outstanding-in-receivables	49		46
Days-sales-in-inventory	75		69

Net working capital decreased from December 31, 2014 to June 30, 2015, primarily due to an increase in the current portion of long-term debt. Days-sales-outstanding-in-receivables increased 3 days in the first six months of 2015. Days sales-in-inventory increased 6 days in the first six months of 2015, primarily due to higher feedstock inventories.

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

Commercial Paper
Dow issues promissory notes under its U.S. and Euromarket commercial paper programs. The Company had no commercial paper outstanding at June 30, 2015 or December 31, 2014. The Company maintains access to the commercial paper market at competitive rates.

Committed Credit Facilities
In the event Dow has short-term liquidity needs and is unable to issue commercial paper for any reason, Dow has the ability to access liquidity through its committed and available credit facilities, as summarized below:

Committed and Available Credit Facilities at June 30, 2015
In millions	Effective Date	Committed Credit	Available Credit	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility (1)	March 2015	$5,000	$5,000	March 2020	Floating rate
Bilateral Revolving Credit Facility	March 2013	100	100	March 2016	Floating rate
Bilateral Revolving Credit Facility	March 2013	300	300	October 2016	Floating rate
Term Loan Facility	March 2013	300	—	March 2016	Floating rate
Bilateral Revolving Credit Facility	April 2013	200	200	April 2016	Floating rate
Bilateral Revolving Credit Facility	October 2013	200	200	October 2016	Floating rate
Bilateral Revolving Credit Facility	October 2013	100	100	October 2016	Floating rate
Bilateral Revolving Credit Facility	January 2014	100	100	October 2016	Floating rate
Total Committed and Available Credit Facilities		$6,300	$6,000

(1)	The prior credit facility was terminated and replaced with a new credit facility, with substantially similar terms and conditions, on March 24, 2015.

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

Shelf Registration - Japan
At June 30, 2015, the Company had Japanese yen 50 billion (approximately $410 million) of securities available for issuance under a shelf registration renewed with the Kanto Local Finance Bureau of the Ministry of Finance of Japan effective December 13, 2014, which will expire on December 12, 2016.

Accounts Receivable Securitization Facilities
The Company has access to committed accounts receivable securitization facilities in the United States, Europe and Asia Pacific, from which amounts available for funding are based upon available and eligible accounts receivable within each of the facilities. The Asia Pacific facilities are renewed annually. The Europe facility was renewed in July 2015 for a term that extends to July 2018. The Company renewed the United States facility in June 2015 for a term that extends to June 2018. See Note 11 to the Consolidated Financial Statements for further information.

As Dow continues to maintain its strong balance sheet and financial flexibility, management is focused on net debt, as Dow believes this is the best representation of the Company’s financial leverage. As shown in the following table, net debt is equal to total gross debt minus "Cash and cash equivalents." At June 30, 2015, net debt as a percent of total capitalization was 35.3 percent.

Total Debt In millions	Jun 30, 2015	Dec 31, 2014
Notes payable	$436	$551
Long-term debt due within one year	1,479	394
Long-term debt	17,833	18,838
Gross debt	$19,748	$19,783
Cash and cash equivalents	$6,224	$5,654
Net debt	$13,524	$14,129
Gross debt as a percent of total capitalization	44.4%	45.6%
Net debt as a percent of total capitalization	35.3%	37.5%

Dow's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. The Company's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of the Company's consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement ("Revolving Credit Facility") equals or exceeds $500 million. The ratio of the Company's consolidated indebtedness to consolidated capitalization as defined in the Revolving Credit Facility was 0.43 to 1.00 at June 30, 2015. Management believes the Company was in compliance with all of its covenants and default provisions at June 30, 2015. For information on Dow's covenants and default provisions, see Note 16 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

Dividends
On May 14, 2015, the Board of Directors declared a quarterly dividend of $0.42 per share, payable July 30, 2015, to stockholders of record on June 30, 2015. Since 1912, the Company has maintained or increased the amount of the quarterly dividend, adjusted for stock splits, with the exception of February 12, 2009. During this 103-year period, Dow has increased the amount of the quarterly dividend 51 times (approximately 12 percent of the time), reduced the dividend once and maintained the amount of the quarterly dividend approximately 88 percent of the time.

On May 14, 2015, the Board of Directors declared a quarterly dividend of $85 million to Cumulative Convertible Perpetual Preferred Stock, Series A shareholders of record on June 15, 2015, which was paid on July 1, 2015. Ongoing dividends related to Cumulative Convertible Perpetual Preferred Stock, Series A will accrue at the rate of $85 million per quarter, and are payable quarterly subject to Board of Directors’ approval.

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

On March 27, 2015, the Company and Olin Corporation ("Olin") announced the signing of definitive agreements under which (i) the Company will transfer, directly or indirectly, its U.S. Gulf Coast Chlor-Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses ("chlorine value chain") into a new company ("Spinco"), (ii) the shares of Spinco will either be exchanged for shares of the Company pursuant to a public exchange offer, distributed to Dow shareholders as a dividend, or a combination thereof, and (iii) Spinco will merge with a wholly owned subsidiary of Olin (collectively, the "Transaction"). As a result of this pending Transaction, the Company is restricted from purchasing shares of common stock under the share repurchase program during the pendency of the closing. The Company currently intends to execute the Transaction as a split-off, but the final decision will be made based on market conditions closer to the consummation of the Transaction. In the event of a split-off, it is anticipated that the resulting exchange offer will be used to fund a portion of the Company’s share buyback program. See Note 20 to the Consolidated Financial Statements for additional information on this Transaction.

During the first three months of 2015, the Company purchased 10.3 million shares of common stock at a cost of $500 million. The Company did not purchase any shares of common stock during the second quarter of 2015, due to the pending Transaction. At June 30, 2015, approximately $4.5 billion of the share buy-back program authorization remained available for additional repurchases.

For additional information related to the share repurchase program, see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Restructuring
The activities related to the 2015 restructuring program are expected to result in additional cash expenditures of $193 million, primarily through June 30, 2017, related to severance costs and costs associated with exit and disposal activities, including environmental remediation (see Note 3 to the Consolidated Financial Statements). The Company expects to incur additional costs in the future related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations, and to ensure competitiveness across its businesses and geographic areas. Future costs are expected to include demolition costs related to closed facilities and restructuring plan implementation costs; these costs will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

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

Off-Balance Sheet Arrangements
Off-balance sheet arrangements are obligations the Company has with nonconsolidated entities related to transactions, agreements or other contractual arrangements. The Company holds a variable interest in a joint venture accounted for under the equity method of accounting. The Company is not the primary beneficiary of the joint venture and therefore is not required to consolidate the entity (see Note 13 to the Consolidated Financial Statements). In addition, see Note 11 to the Consolidated Financial Statements for information regarding the transfer of financial assets.

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. The Company had outstanding guarantees at June 30, 2015 of $5,740 million, down from $5,993 million at December 31, 2014. Additional information related to guarantees can be found in the “Guarantees” section of Note 10 to the Consolidated Financial Statements.

Fair Value Measurements
See Note 8 to the Consolidated Financial Statements for information related to other-than-temporary impairments and see Note 9 for additional information concerning fair value measurements, including the Company's interest held in trade receivable conduits.

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

The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem based on criteria developed by Union Carbide and its external consultants:

	2015	2014
Claims unresolved at January 1	26,116	29,005
Claims filed	3,510	4,740
Claims settled, dismissed or otherwise resolved	(4,286)	(4,333)
Claims unresolved at June 30	25,340	29,412
Claimants with claims against both UCC and Amchem	(8,246)	(8,309)
Individual claimants at June 30	17,094	21,103

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

For additional information, see Asbestos-Related Matters of Union Carbide Corporation in Note 10 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings.

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

Dow uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Company is a variance/covariance model. This model uses a 97.5 percent confidence level and includes at least one year of historical data. The June 30, 2015, 2014 year-end and 2014 average daily VAR for the aggregate of all positions are shown below. These amounts are immaterial relative to the total equity of the Company:

Total Daily VAR by Exposure Type		2014
In millions	At Jun 30, 2015	Year-end	Average
Commodities	$20	$13	$9
Equities	$15	$10	$10
Foreign exchange	$1	$4	$5
Interest rate	$114	$119	$114
Composite	$150	$145	$138

The Company’s daily VAR for the aggregate of all positions increased from a composite VAR of $145 million at December 31, 2014 to a composite VAR of $150 million at June 30, 2015. While the aggregate VAR remained largely unchanged, the primary driver for the small increase in aggregate VAR is an increase in commodity VAR due to higher commodity volatility coupled with additional managed exposures. See Note 10 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 for further disclosure regarding market risk.

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

The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred during the second quarter of 2015. For a summary of the history and current status of this matter, see Note 10 to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

Environmental Matters
On January 22, 2015, Dow Olefinverbund GmbH ("Dow Olefinverbund"), a German-based wholly owned subsidiary of the Company, received notification from Umweltbundesamt, Deutsche Emissionshandelsstelle (Federal Environment Agency, German Emissions Trading Authority or "DEHSt") that it had identified an error in that an undefined number of carbon dioxide ("CO2") certificates were omitted from Dow Olefinverbund's 2013 CO2 emissions reports for the Boehlen manufacturing site. The notification indicated that Dow Olefinverbund could be assessed a penalty in excess of $100,000. Dow Olefinverbund submitted a revised 2013 CO2 emissions report including the omitted certificates on February 11, 2015. On April 16, 2015, Dow Olefinverbund received a notice of assessment on this matter from DEHSt in the amount of EUR 5,138,640.50. Dow Olefinverbund filed a response on April 30, 2015, indicating its objection to the penalty.

ITEM 1A.  RISK FACTORS
There were no material changes in the Company's risk factors in the second quarter of 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended June 30, 2015:

Issuer Purchases of Equity Securities		Average price paid per share	Total number of shares purchased as part of the Company's publicly announced share repurchase program (1)	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program (1) (In Millions)
Period	Total number of shares purchased
April 2015	—	$—	—	$4,500
May 2015	—	$—	—	$4,500
June 2015	—	$—	—	$4,500
Second quarter 2015	—	$—	—	$4,500

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

On March 27, 2015, the Company and Olin Corporation ("Olin") announced the signing of definitive agreements under which (i) the Company will transfer, directly or indirectly, its U.S. Gulf Coast Chlor-Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses ("chlorine value chain") into a new company ("Spinco"), (ii) the shares of Spinco will either be exchanged for shares of the Company pursuant to a public exchange offer, distributed to Dow shareholders as a dividend, or a combination thereof, and (iii) Spinco will merge with a wholly owned subsidiary of Olin (collectively, the "Transaction"). As a result of this pending Transaction, the Company is restricted from purchasing shares of common stock under the share repurchase program during the pendency of the closing. The Company currently intends to execute the Transaction as a split-off, but the final decision will be made based on market conditions closer to the consummation of the Transaction. In the event of a split-off, it is anticipated that the resulting exchange offer will be used to fund a portion of the Company’s share buyback program. See Note 20 to the Consolidated Financial Statements for additional information on this Transaction.

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
AGROFRESH, ARYLEX, ENLIST, ENLIST DUO, ENLIST E3, ISOCLAST

The Dow Chemical Company and Subsidiaries Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOW CHEMICAL COMPANY
Registrant
Date: July 29, 2015

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