Form 10-Q
period 2015-09-30
DOW CHEMICAL CO /DE/
filed 2015-10-27
CIK 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2015

or

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☑ No

Outstanding at
Class	September 30, 2015
Common Stock, par value $2.50 per share	1,158,614,590 shares

The Dow Chemical Company
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2015

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions, except per share amounts (Unaudited)	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014
Net Sales	$12,036	$14,405	$37,316	$43,783
Cost of sales	9,349	11,776	29,030	35,853
Research and development expenses	382	409	1,194	1,219
Selling, general and administrative expenses	689	753	2,214	2,283
Amortization of intangibles	105	108	316	330
Restructuring charges	—	—	375	—
Equity in earnings of nonconsolidated affiliates	135	229	575	707
Sundry income (expense) - net	632	(23)	1,680	31
Interest income	18	10	46	32
Interest expense and amortization of debt discount	233	233	706	721
Income Before Income Taxes	2,063	1,342	5,782	4,147
Provision for income taxes	627	378	1,630	1,147
Net Income	1,436	964	4,152	3,000
Net income attributable to noncontrolling interests	61	27	79	47
Net Income Attributable to The Dow Chemical Company	1,375	937	4,073	2,953
Preferred stock dividends	85	85	255	255
Net Income Available for The Dow Chemical Company Common Stockholders	$1,290	$852	$3,818	$2,698

Per Common Share Data:
Earnings per common share - basic	$1.12	$0.72	$3.33	$2.27
Earnings per common share - diluted	$1.09	$0.71	$3.24	$2.24

Dividends declared per share of common stock	$0.42	$0.37	$1.26	$1.11
Weighted-average common shares outstanding - basic	1,141.3	1,167.2	1,138.4	1,178.9
Weighted-average common shares outstanding - diluted	1,250.6	1,184.1	1,248.9	1,195.7

Depreciation	$494	$550	$1,463	$1,592
Capital Expenditures	$916	$930	$2,817	$2,466
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014
Net Income	$1,436	$964	$4,152	$3,000
Other Comprehensive Income (Loss), Net of Tax
Net change in unrealized gains on investments	(54)	(24)	(55)	(15)
Translation adjustments	(135)	(716)	(755)	(800)
Adjustments to pension and other postretirement benefit plans	122	93	370	264
Net gains (losses) on cash flow hedging derivative instruments	(108)	5	(128)	7
Other comprehensive loss	(175)	(642)	(568)	(544)
Comprehensive Income	1,261	322	3,584	2,456
Comprehensive income attributable to noncontrolling interests, net of tax	39	11	48	40
Comprehensive Income Attributable to The Dow Chemical Company	$1,222	$311	$3,536	$2,416
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Sep 30, 2015	Dec 31, 2014
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2015: $259; 2014: $190)	$7,623	$5,654
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2015: $95; 2014: $110)	4,398	4,685
Other	3,769	4,687
Inventories	7,822	8,101
Deferred income tax assets - current	807	812
Other current assets	433	328
Total current assets	24,852	24,267
Investments
Investment in nonconsolidated affiliates	4,464	4,201
Other investments (investments carried at fair value - 2015: $1,936; 2014: $2,009)	2,272	2,439
Noncurrent receivables	736	620
Total investments	7,472	7,260
Property
Property	55,751	55,230
Less accumulated depreciation	36,893	37,179
Net property (variable interest entities restricted - 2015: $2,502; 2014: $2,726)	18,858	18,051
Other Assets
Goodwill	12,261	12,632
Other intangible assets (net of accumulated amortization - 2015: $3,742; 2014: $3,737)	3,743	3,768
Deferred income tax assets - noncurrent	2,004	2,135
Asbestos-related insurance receivables - noncurrent	51	62
Deferred charges and other assets	643	621
Total other assets	18,702	19,218
Total Assets	$69,884	$68,796
Liabilities and Equity
Current Liabilities
Notes payable	$426	$551
Long-term debt due within one year	1,850	394
Accounts payable:
Trade	3,893	4,481
Other	2,195	2,299
Income taxes payable	981	361
Deferred income tax liabilities - current	119	105
Dividends payable	565	563
Accrued and other current liabilities	3,176	2,839
Total current liabilities	13,205	11,593
Long-Term Debt (variable interest entities nonrecourse - 2015: $1,062; 2014: $1,229)	17,462	18,838
Other Noncurrent Liabilities
Deferred income tax liabilities - noncurrent	546	622
Pension and other postretirement benefits - noncurrent	9,515	10,459
Asbestos-related liabilities - noncurrent	399	438
Other noncurrent obligations	3,483	3,290
Total other noncurrent liabilities	13,943	14,809
Redeemable Noncontrolling Interest	108	202
Stockholders’ Equity
Preferred stock, series A	4,000	4,000
Common stock	3,107	3,107
Additional paid-in capital	4,900	4,846
Retained earnings	25,411	23,045
Accumulated other comprehensive loss	(8,585)	(8,017)
Unearned ESOP shares	(278)	(325)
Treasury stock at cost	(4,222)	(4,233)
The Dow Chemical Company’s stockholders’ equity	24,333	22,423
Non-redeemable noncontrolling interests	833	931
Total equity	25,166	23,354
Total Liabilities and Equity	$69,884	$68,796
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
In millions (Unaudited)	Sep 30, 2015	Sep 30, 2014
Operating Activities
Net Income	$4,152	$3,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,921	2,055
Credit for deferred income tax	(131)	(8)
Earnings of nonconsolidated affiliates less than dividends received	188	120
Pension contributions	(788)	(756)
Net gain on sales of investments	(33)	(69)
Net gain on sales of property, businesses and consolidated companies	(1,421)	(36)
Net gain on sale of ownership interests in nonconsolidated affiliates	(27)	—
Net gain on step acquisition of a nonconsolidated affiliate	(361)	—
Restructuring charges	375	—
Excess tax benefits from share-based payment arrangements	(22)	(30)
Other net loss	44	46
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(163)	(1,108)
Proceeds from interests in trade accounts receivable conduits	865	758
Inventories	188	(688)
Accounts payable	(707)	218
Other assets and liabilities	1,095	243
Cash provided by operating activities	5,175	3,745
Investing Activities
Capital expenditures	(2,817)	(2,466)
Proceeds from sale-leaseback of assets	—	417
Proceeds from sales of property, businesses and consolidated companies, net of cash divested	2,179	97
Acquisitions of property, businesses and consolidated companies, net of cash acquired	(62)	—
Purchases of previously leased assets	(40)	—
Investments in consolidated companies, net of cash acquired	—	(6)
Investments in and loans to nonconsolidated affiliates	(610)	(47)
Distributions and loan repayments from nonconsolidated affiliates	13	23
Proceeds from sale of ownership interests in nonconsolidated affiliates	33	—
Purchases of investments	(273)	(461)
Proceeds from sales and maturities of investments	337	544
Cash used in investing activities	(1,240)	(1,899)
Financing Activities
Changes in short-term notes payable	(69)	96
Proceeds from issuance of long-term debt	333	2,328
Payments on long-term debt	(175)	(643)
Purchases of treasury stock	(500)	(3,100)
Proceeds from issuance of common stock	—	679
Proceeds from sales of common stock	313	214
Issuance costs on debt and equity securities	(5)	(19)
Excess tax benefits from share-based payment arrangements	22	30
Contributions from noncontrolling interests	17	36
Distributions to noncontrolling interests	(46)	(31)
Purchases of noncontrolling interests	(42)	(40)
Dividends paid to stockholders	(1,689)	(1,507)
Cash used in financing activities	(1,841)	(1,957)
Effect of Exchange Rate Changes on Cash	(125)	(61)
Summary
Increase (decrease) in cash and cash equivalents	1,969	(172)
Cash and cash equivalents at beginning of period	5,654	5,940
Cash and cash equivalents at end of period	$7,623	$5,768
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Nine Months Ended
In millions, except per share amounts (Unaudited)	Sep 30, 2015	Sep 30, 2014
Preferred Stock
Balance at beginning of year and end of period	$4,000	$4,000
Common Stock
Balance at beginning of year	3,107	3,054
Common stock issued	—	53
Balance at end of period	3,107	3,107
Additional Paid-in Capital
Balance at beginning of year	4,846	3,928
Common stock issued / sold	313	840
Stock-based compensation and allocation of ESOP shares	(277)	(20)
Other	18	(7)
Balance at end of period	4,900	4,741
Retained Earnings
Balance at beginning of year	23,045	21,407
Net income available for The Dow Chemical Company common stockholders	3,818	2,698
Dividends declared on common stock (per share - 2015: $1.26; 2014: $1.11)	(1,436)	(1,299)
Dividend equivalents on participating securities	(16)	(14)
Balance at end of period	25,411	22,792
Accumulated Other Comprehensive Loss
Balance at beginning of year	(8,017)	(4,827)
Other comprehensive loss	(568)	(544)
Balance at end of period	(8,585)	(5,371)
Unearned ESOP Shares
Balance at beginning of year	(325)	(357)
Shares allocated to ESOP participants	47	20
Balance at end of period	(278)	(337)
Treasury Stock
Balance at beginning of year	(4,233)	(307)
Purchases	(500)	(3,100)
Issuances - compensation plans	511	206
Balance at end of period	(4,222)	(3,201)
The Dow Chemical Company’s Stockholders’ Equity	24,333	25,731
Non-redeemable Noncontrolling Interests	833	980
Total Equity	$25,166	$26,711
See Notes to the Consolidated Financial Statements.

(Unaudited)	The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 1. Financial Statements Notes to the Consolidated Financial Statements

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

NOTE 2 – RECENT ACCOUNTING GUIDANCE
Accounting Guidance Issued But Not Yet Adopted as of September 30, 2015
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which was issued in August 2015, revised the effective date for this ASU to annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09. The Company is currently evaluating the impact of adopting this guidance.

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

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments," which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Acquirers would now recognize measurement-period adjustments during the period in which they determine the amount of the adjustment. This ASU is effective for annual and interim reporting periods beginning after December 15, 2015, including interim periods within those fiscal years, and should be applied prospectively to adjustments for provisional amounts that occur after the effective date with early adoption permitted for financial statements that have not been issued. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

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

Severance Costs
The restructuring charges included severance of $196 million for the separation of approximately 1,750 employees under the terms of the Company's ongoing benefit arrangements, primarily by June 30, 2017. These costs were charged against Corporate. At September 30, 2015, severance of $57 million was paid, leaving a liability of $139 million for approximately 1,160 employees.

Impairment of Long-Lived Assets, Investments and Other Assets
The restructuring charges related to the write-down and write-off of assets in the second quarter of 2015 totaled $169 million. Details regarding the write-downs and write-offs are as follows:

•
As a result of changing market dynamics in certain end-use markets, select manufacturing facilities and non-core assets aligned with the Dow Electronic Materials business will be shut down. The assets impacted include certain display films and metalorganic precursors, including a metalorganic materials manufacturing site in North Andover, Massachusetts, and related operations in Taoyuan, Taiwan, as well as certain display films’ manufacturing assets aligned with SKC Haas Display Films Co., Ltd., a majority-owned joint venture located in Cheonan, South Korea. In the second quarter of 2015, the Company recorded a $51 million charge for asset write-downs and write-offs in the Dow Electronic Materials business, which is reflected in the Consumer Solutions segment. The facilities and assets associated with these charges are expected to be shut down primarily by the end of 2016.

•
The Company will shut down and/or consolidate manufacturing capacity in the Dow Building & Construction business. As a result, the Company recorded a charge of $15 million in the second quarter of 2015 for asset write-offs which is reflected in the Infrastructure Solutions segment. The impacted facilities are expected to be shut down by the end of the third quarter of 2016.

•
A Consumer Care manufacturing facility in Institute, West Virginia, will be shut down in the fourth quarter of 2015. As a result, an asset write-down of $14 million was recorded against the Consumer Solutions segment.

•
A Dow Packaging and Specialty Plastics plant in Schkopau, Germany, was permanently shut down in the second quarter of 2015, resulting in an asset write-off of $12 million against the Performance Plastics segment.

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

2015 Restructuring Activities	Costs Associated with Exit and Disposal Activities		Impairment of Long-Lived Assets, Investments and Other Assets
In millions		Severance Costs		Total
Restructuring charge recognized in the second quarter of 2015	$10	$196	$169	$375
Charges against the reserve	—	—	(169)	(169)
Cash payments	—	(13)	—	(13)
Reserve balance at June 30, 2015	$10	$183	$—	$193
Cash payments	—	(44)	—	(44)
Reserve balance at Sep 30, 2015	$10	$139	$—	$149

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

NOTE 4 – ACQUISITIONS AND DIVESTITURES
Acquisition of Cooperativa Central de Pesquisa Agrícola's Seed Business
On January 30, 2015, Dow AgroSciences LLC ("DAS") acquired Cooperativa Central de Pesquisa Agrícola's ("Coodetec") seed business for $169 million, with $96 million settled in the first nine months of 2015, approximately $2 million to be paid during the remainder of 2015 and the remaining portion to be paid primarily by the end of the first quarter 2017. The acquisition of Coodetec's seed business is expected to advance the development of Dow AgroSciences' soybean program and strengthen the Company’s position in the corn market segment.

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

Divestiture of the AgroFresh Business
On July 31, 2015, the Company sold its AgroFresh business, part of the Agricultural Sciences segment, to Boulevard Acquisition Corp., which was subsequently renamed AgroFresh Solutions, Inc. (“AFSI”). The divestiture included trade receivables, inventory, property, customer lists, trademarks and certain intellectual property. The sale was completed for $859 million, net of working capital adjustments, costs to sell and other transaction expenses, with proceeds subject to customary post-closing adjustments. The proceeds included a $635 million cash payment; 17.5 million common shares of AFSI, which represents a 35 percent equity interest, valued at $210 million based on the closing stock price on July 31, 2015, and included in “Investment in nonconsolidated affiliates” in the consolidated balance sheets; and, a receivable for six million warrants to purchase common shares of AFSI, which was valued at $14 million and classified as “Accounts and notes receivable - other” in the consolidated balance sheets. The warrants will be received by the Company within nine months from the closing date. The Company is also eligible to receive contingent consideration of $50 million, subject to certain performance conditions. In addition, the Company has a tax receivable agreement with AFSI, where AFSI is obligated to share with Dow potential tax savings associated with the purchase of the AgroFresh business. The Company has not recognized either of these potential future payments as proceeds. See Notes 7 and 13 for further information on the Company’s equity interest and variable interests in AFSI.

The Company recognized a pretax gain of $624 million on the sale in the third quarter of 2015, of which $128 million relates to the Company's retained equity interest in AFSI. The pretax gain was included in "Sundry income (expense) - net" and reflected in the Agricultural Sciences segment.

AgroFresh Assets and Liabilities Divested on July 31, 2015
In millions
Current assets	$40
Inventories	18
Property	5
Goodwill	101
Other intangible assets	82
Deferred charges and other assets	1
Total assets divested	$247
Current liabilities	$8
Other noncurrent obligations	4
Total liabilities divested	$12
Net carrying value divested	$235

The Company evaluated the divestitures of SBH, ANGUS and AgroFresh and determined they do not represent a strategic shift that has a major effect on the Company's operations and financial results and do not qualify as individually significant components of the Company. As a result, these divestitures are not reported as discontinued operations.

NOTE 5 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories In millions	Sep 30, 2015	Dec 31, 2014
Finished goods	$4,390	$4,547
Work in process	1,771	1,905
Raw materials	837	797
Supplies	824	852
Total inventories	$7,822	$8,101
The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $100 million at September 30, 2015 and $569 million at December 31, 2014.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the carrying amount of goodwill by operating segment:

Goodwill	Agricultural Sciences	Consumer Solutions	Infrastructure Solutions	Performance Materials & Chemicals	Performance Plastics	Total
In millions
Net goodwill at Dec 31, 2014	$1,558	$4,389	$4,451	$809	$1,425	$12,632
Divestiture of ANGUS Chemical Company	—	—	—	(292)	—	(292)
Divestiture of the Sodium Borohydride business	—	—	—	(45)	—	(45)
Sale of an Agricultural Sciences product line	(10)	—	—	—	—	(10)
Divestiture of AgroFresh	(101)	—	—	—	—	(101)
Goodwill related to the Coodetec acquisition	31	—	—	—	—	31
Goodwill related to the Univation step acquisition	—	—	—	—	141	141
Foreign currency impact	—	(11)	(51)	(8)	(25)	(95)
Net goodwill at Sep 30, 2015	$1,478	$4,378	$4,400	$464	$1,541	$12,261

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	At September 30, 2015			At December 31, 2014
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$1,967	$(1,075)	$892	$1,777	$(1,060)	$717
Patents	121	(109)	12	122	(108)	14
Software	1,257	(622)	635	1,287	(648)	639
Trademarks	689	(445)	244	685	(409)	276
Customer-related	3,197	(1,343)	1,854	3,443	(1,366)	2,077
Other	175	(148)	27	158	(146)	12
Total other intangible assets, finite lives	$7,406	$(3,742)	$3,664	$7,472	$(3,737)	$3,735
IPR&D (1), indefinite lives	79	—	79	33	—	33
Total other intangible assets	$7,485	$(3,742)	$3,743	$7,505	$(3,737)	$3,768

(1)	In-process research and development (“IPR&D”) purchased in a business combination.

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

Univation Intangible Assets	Gross Carrying Amount	Weighted-average Amortization Period
In millions
Intangible assets with finite lives:
Licenses and intellectual property	$340	10 years
Software	5	5 years
Trademarks	12	18 years
Customer-related	76	10 years
Total	$433	10 years

The following table provides information regarding amortization expense related to intangible assets:

Amortization Expense	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014
Other intangible assets, excluding software	$105	$108	$316	$330
Software, included in “Cost of sales”	$19	$18	$54	$51

Total estimated amortization expense for 2015 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2015	$500
2016	$487
2017	$469
2018	$453
2019	$382
2020	$358

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

At December 31, 2014, the Company had a $193 million note receivable with Sadara Chemical Company ("Sadara"), included in "Noncurrent receivables" in the consolidated balance sheets, that was converted to equity in the first quarter of 2015 and reclassified to "Investment in nonconsolidated affiliates" in the consolidated balance sheets. During the first nine months of 2015, the Company loaned an additional $560 million to Sadara, of which $280 million has been converted to equity. Dow continues to maintain a 35 percent ownership interest in Sadara.

On July 31, 2015, the Company sold its AgroFresh business to Boulevard Acquisition Corp., which was subsequently renamed AgroFresh Solutions, Inc. ("AFSI"). Proceeds received on the divestiture of AgroFresh included 17.5 million common shares of AFSI, which was valued at $210 million and represents a 35 percent ownership interest in AFSI. The Company has accounted for its ownership interest in AFSI using the equity method of accounting with the Company's investment in AFSI classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets and the Company's share of AFSI's results of operations included in "Equity in earnings of nonconsolidated affiliates" in the consolidated statements of income, aligned with the Agricultural Sciences segment. See Note 4 for further information on this transaction.

NOTE 8 – FINANCIAL INSTRUMENTS
A summary of the Company's financial instruments, risk management policies, derivative instruments and hedging activities can be found in Note 10 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. If applicable, updates have been included in the respective section below.

The following table summarizes the fair value of financial instruments at September 30, 2015 and December 31, 2014:

Fair Value of Financial Instruments
	At September 30, 2015				At December 31, 2014
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities: (1)
Debt securities:
Government debt (2)	$550	$29	$(1)	$578	$559	$26	$(1)	$584
Corporate bonds	647	35	(6)	676	654	45	(2)	697
Total debt securities	$1,197	$64	$(7)	$1,254	$1,213	$71	$(3)	$1,281
Equity securities	594	146	(58)	682	566	177	(15)	728
Total marketable securities	$1,791	$210	$(65)	$1,936	$1,779	$248	$(18)	$2,009
Long-term debt including debt due within one year (3)	$(19,312)	$346	$(1,876)	$(20,842)	$(19,232)	$100	$(2,318)	$(21,450)
Derivatives relating to:
Interest rates	$—	$—	$(10)	$(10)	$—	$—	$(12)	$(12)
Commodities (4)	$—	$4	$(240)	$(236)	$—	$3	$(81)	$(78)
Foreign currency	$—	$36	$(36)	$—	$—	$26	$(71)	$(45)

(1)	Included in “Other investments” in the consolidated balance sheets.

(2)	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

(3)	Cost includes fair value hedge adjustments of $19 million at September 30, 2015 and $21 million at December 31, 2014.

(4)	Presented net of cash collateral, as disclosed in Note 9.

Investments
The Company’s investments in marketable securities are primarily classified as available-for-sale. The following table provides the investing results from available-for-sale securities for the nine-month periods ended September 30, 2015 and September 30, 2014:

Investing Results	Nine Months Ended
In millions	Sep 30, 2015	Sep 30, 2014
Proceeds from sales of available-for-sale securities	$279	$489
Gross realized gains	$39	$75
Gross realized losses	$(5)	$(2)
The following table summarizes the contractual maturities of the Company’s investments in debt securities:

Contractual Maturities of Debt Securities at September 30, 2015
In millions	Amortized Cost	Fair Value
Within one year	$25	$25
One to five years	478	497
Six to ten years	495	515
After ten years	199	217
Total	$1,197	$1,254

At September 30, 2015, the Company had $3,465 million ($1,050 million at December 31, 2014) of held-to-maturity securities (primarily Treasury Bills) classified as cash equivalents, as these securities had maturities of three months or less at the time of purchase. The Company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. At September 30, 2015, the Company had investments in money market funds of $971 million classified as cash equivalents ($1,655 million at December 31, 2014).

The aggregate cost of the Company’s cost method investments totaled $161 million at September 30, 2015 ($181 million at December 31, 2014). Due to the nature of these investments, either the cost basis approximates fair market value or fair value is not readily determinable. These investments are reviewed quarterly for impairment indicators. During the second quarter of 2015, a write-down of $55 million was recorded as part of the 2015 restructuring charge due to a change in the Company's strategy to monetize and exit certain Venture Capital portfolio investments. See Note 3 for more information on the Company's restructuring activities. The Company's impairment analysis resulted in additional reductions in the cost basis of these investments of less than $1 million for the nine-month period ended September 30, 2015 ($6 million reduction in the nine-month period ended September 30, 2014).
Accounting for Derivative Instruments and Hedging Activities
Fair Value Hedges
For interest rate swap instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current period income and reflected as “Interest expense and amortization of debt discount” in the consolidated statements of income. The short-cut method is used when the criteria are met. During the first nine months of 2015, the Company entered into and subsequently terminated an interest rate swap designated as a fair value hedge of an underlying fixed rate debt obligation with a maturity date of May 2019. The fair value adjustments resulting from this swap were a gain on the derivative of less than $1 million. At September 30, 2015 and December 31, 2014, the Company had no open interest rate swaps designated as fair value hedges of underlying fixed rate debt obligations.

The following table provides the fair value and gross balance sheet classification of derivative instruments at September 30, 2015 and December 31, 2014:

Fair Value of Derivative Instruments In millions	Balance Sheet Classification	Sep 30, 2015	Dec 31, 2014
Asset Derivatives
Derivatives designated as hedges:
Commodities	Other current assets	$1	$4
Foreign currency	Accounts and notes receivable – Other	1	25
Total derivatives designated as hedges		$2	$29
Derivatives not designated as hedges:
Commodities	Other current assets	$4	$2
Foreign currency	Accounts and notes receivable – Other	93	91
Total derivatives not designated as hedges		$97	$93
Total asset derivatives		$99	$122
Liability Derivatives
Derivatives designated as hedges:
Interest rates	Accounts payable – Other	$10	$12
Commodities	Accounts payable – Other	29	58
Commodities	Other noncurrent obligations	214	48
Foreign currency	Accounts payable – Other	8	—
Total derivatives designated as hedges		$261	$118
Derivatives not designated as hedges:
Commodities	Accounts payable – Other	$3	$2
Foreign currency	Accounts payable – Other	86	161
Total derivatives not designated as hedges		$89	$163
Total liability derivatives		$350	$281

Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.

The net after-tax amounts to be reclassified from "Accumulated other comprehensive loss" to income within the next 12 months are a $2 million loss for interest rate contracts, a $37 million loss for commodity contracts and a $1 million loss for foreign currency contracts.

NOTE 9 – FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 11 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. If applicable, updates have been included in the respective section below.

Fair Value Measurements on a Recurring Basis
The following tables summarize the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at September 30, 2015 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Cash equivalents (2)	$—	$4,436	$—	$—	$4,436
Interests in trade accounts receivable conduits (3)	—	—	1,019	—	1,019
Equity securities (4)	639	43	—	—	682
Debt securities: (4)
Government debt (5)	—	578	—	—	578
Corporate bonds	—	676	—	—	676
Derivatives relating to: (6)
Commodities	2	3	—	(1)	4
Foreign currency	—	94	—	(58)	36
Total assets at fair value	$641	$5,830	$1,019	$(59)	$7,431
Liabilities at fair value:
Long-term debt (7)	$—	$20,842	$—	$—	$20,842
Derivatives relating to: (6)
Interest rates	—	10	—	—	10
Commodities	5	241	—	(6)	240
Foreign currency	—	94	—	(58)	36
Total liabilities at fair value	$5	$21,187	$—	$(64)	$21,128

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
Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding liabilities. The Company posted cash collateral of $19 million at September 30, 2015 ($29 million at December 31, 2014).
The following table summarizes the changes in fair value measurements using Level 3 inputs for the three- and nine-month periods ended September 30, 2015 and September 30, 2014:

Fair Value Measurements Using Level 3 Inputs	Three Months Ended		Nine Months Ended
Interests Held in Trade Receivable Conduits (1) In millions	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014
Balance at beginning of period	$1,056	$1,297	$1,328	$1,227
Gain (loss) included in earnings (2)	—	1	—	(1)
Purchases	115	341	556	960
Settlements	(152)	(211)	(865)	(758)
Balance at end of period	$1,019	$1,428	$1,019	$1,428

(1)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets.

(2)	Included in “Selling, general and administrative expenses” in the consolidated statements of income.

Fair Value Measurements on a Nonrecurring Basis
The following table summarizes the basis used to measure certain assets and liabilities at fair value on a nonrecurring basis in the consolidated balance sheets at September 30, 2015:

Basis of Fair Value Measurements on a Nonrecurring Basis at September 30, 2015	Significant Other Unobservable Inputs	Total Losses
In millions	(Level 3)	2015
Assets at fair value:
Long-lived assets, investments and other assets	$24	$(169)

As part of the 2015 restructuring plan that was approved on April 29, 2015, the Company will shut down a number of manufacturing facilities. The manufacturing assets and facilities associated with this plan, classified as Level 3 measurements, were written down to $7 million using unobservable inputs, including assumptions a market participant would use to measure the fair value of the investment. In addition, a change in the Company's strategy to monetize and exit certain Venture Capital portfolio investments resulted in the write-down of certain investments. These investments, also classified as a Level 3 measurement, were valued at $17 million using unobservable inputs, including assumptions a market participant would use to measure the fair value of the investment. These impairment charges, totaling $169 million, are included in "Restructuring charges" in the consolidated statements of income. See Note 3 for additional information on the Company's 2015 restructuring program.

NOTE 10 – COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At September 30, 2015, the Company had accrued obligations of $729 million for probable environmental remediation and restoration costs, including $78 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2014, the Company had accrued obligations of $706 million for probable environmental remediation and restoration costs, including $78 million for the remediation of Superfund sites.

Midland Off-Site Environmental Matters
On June 12, 2003, the Michigan Department of Environmental Quality ("MDEQ") issued a Hazardous Waste Operating License to the Company’s Midland, Michigan, manufacturing site (the "Midland site"), which included provisions requiring the Company to conduct an investigation to determine the nature and extent of off-site contamination in the City of Midland soils, the Tittabawassee River and Saginaw River sediment and floodplain soils, and the Saginaw Bay, and, if necessary, undertake remedial action.

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

Tittabawassee and Saginaw Rivers, Saginaw Bay
The Company, the U.S. Environmental Protection Agency (“EPA”) and the State of Michigan ("State") entered into an administrative order on consent (“AOC”), effective January 21, 2010, that requires the Company to conduct a remedial investigation, a feasibility study and a remedial design for the Tittabawassee River, the Saginaw River and the Saginaw Bay, and pay the oversight costs of the EPA and the State under the authority of the Comprehensive Environmental Response, Compensation, and Liability Act. These actions, to be conducted under the lead oversight of the EPA, will build upon the investigative work completed under the State Resource Conservation Recovery Act program from 2005 through 2009.

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

At September 30, 2015, the accrual for these off-site matters was $63 million (included in the total accrued obligation of $729 million at September 30, 2015). At December 31, 2014, the Company had an accrual for these off-site matters of $62 million (included in the total accrued obligation of $706 million at December 31, 2014).

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

Based on Union Carbide’s review of 2015 activity, Union Carbide determined that no adjustment to the accrual was required at September 30, 2015. Union Carbide’s asbestos-related liability for pending and future claims was $454 million at September 30, 2015. Approximately 19 percent of the recorded liability related to pending claims and approximately 81 percent related to future claims.

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

In September 2003, Union Carbide filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds (the “Insurance Litigation”). The Insurance Litigation was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with Union Carbide regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Since the filing of the case, Union Carbide has reached settlements with most of the carriers involved in the Insurance Litigation and continues to pursue a settlement with the remaining carrier. Union Carbide’s receivable for insurance recoveries related to its asbestos liability was $10 million at September 30, 2015 and December 31, 2014.

In addition to the receivable for insurance recoveries related to its asbestos liability, Union Carbide had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage. The following table summarizes Union Carbide’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Sep 30, 2015	Dec 31, 2014
Receivables for defense and resolution costs – carriers with settlement agreements	$51	$69
Receivables for insurance recoveries – carriers without settlement agreements	10	10
Total	$61	$79

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

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $20 million in the third quarter of 2015 ($32 million in the third quarter of 2014) and $65 million in the first nine months of 2015 ($86 million in the first nine months of 2014) and was reflected in "Cost of sales" in the consolidated statements of income.

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

In 2005, the Company, among others, was named as a defendant in multiple civil class action lawsuits alleging a conspiracy to fix the price of various urethane chemical products, namely the products that were the subject of the above described DOJ antitrust investigation. These lawsuits were consolidated in the U.S. District Court for the District of Kansas (the "District Court") or have been tolled. On July 29, 2008, the District Court certified a class of purchasers of the products for the six-year period from 1999 through 2004. Shortly thereafter, a series of “opt-out” cases were filed by a number of large volume purchasers; these cases are substantively identical to the class action lawsuit, but expanded the time period to include 1994 through 1998. In January 2013, the class action lawsuit went to trial in the District Court with the Company as the sole remaining defendant, the other defendants having previously settled. On February 20, 2013, the jury returned a damages verdict of approximately $400 million against the Company, which ultimately was trebled by the District Court under applicable antitrust laws - less offsets from other settling defendants - resulting in a judgment entered in July 2013 in the amount of $1.06 billion. The Company appealed this judgment to the U.S. Tenth Circuit Court of Appeals ("Tenth Circuit" or "Court of Appeals"), which heard oral arguments on the matter on May 14, 2014. On September 29, 2014, the Court of Appeals issued an opinion affirming the District Court judgment. On October 14, 2014, the Company filed a petition for Rehearing or Rehearing En Banc (collectively the "Rehearing Petition") with the Court of Appeals, which was denied on November 7, 2014.

On March 9, 2015, the Company filed a petition for writ of certiorari ("Writ Petition") with the U.S. Supreme Court ("Supreme Court"), seeking judicial review by the Supreme Court and requesting that the Supreme Court ultimately correct fundamental errors in the Circuit Court opinion. While it is unknowable whether or not the Supreme Court will accept the Writ Petition for review, there are several compelling reasons why the Supreme Court should grant the petition for writ of certiorari, and if the petition for writ of certiorari is accepted, the Company believes it is likely that the District Court judgment will be vacated. Specifically, it is the Company's position that the Tenth Circuit decision violates the law as expressed by the Supreme Court as set out in Wal-Mart Stores, Inc. v. Dukes, 131 S. Ct. 2541 (2011) and Comcast Corp. v. Behrend, 133 S. Ct. 1426 (2013). The Tenth Circuit also did not follow accepted law from other federal circuits on dispositive case issues, including legal precedent from the U.S. First, Second, Third, Fifth, Ninth and D.C. Circuit Courts. Finally, the erroneous law applied by the Tenth Circuit is not supported by any other circuit court. In April 2015, six amici filed Amicus Briefs in support of Dow’s Writ Petition. The class plaintiffs' opposition brief was filed May 11, 2015. Dow filed its reply brief on May 22, 2015. On June 8, 2015, the Supreme Court granted a petition for a writ of certiorari in Tyson Foods, Inc. v. Bouaphakeo, PEG, et al., ("Tyson Foods") (Supreme Court No. 14-1146), which presented a question core to the questions presented in Dow’s Writ Petition. Dow’s case was considered by the Supreme Court in conference on June 11, 2015. On June 15, 2015, the Supreme Court issued its decisions from its conference and did not rule on Dow’s Writ Petition. Subsequently, Dow’s Writ Petition has not been listed for further consideration by the Supreme Court at its weekly conferences. Dow has been advised that this means that the Supreme Court is withholding further consideration of Dow’s Writ Petition while it considers Tyson Foods on the merits. As a result, Dow does not expect any further action on its Writ Petition until sometime in 2016. Dow believes that the Supreme Court has accepted Tyson Foods for the compelling reasons also advanced by Dow in its Writ Petition and that ultimately the Supreme Court will issue an opinion in Tyson Foods that is favorable to Dow. On August 14, 2015, Dow filed an Amicus Brief in Tyson Foods supporting Tyson Foods’ position. The Tyson Foods oral argument before the Supreme Court is scheduled for November 10, 2015.

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

Bayer CropScience v. Dow AgroSciences ICC Arbitration
On August 13, 2012, Bayer CropScience AG and Bayer CropScience NV (together, “Bayer”) filed a request for arbitration with the International Chamber of Commerce International Court of Arbitration against Dow AgroSciences LLC, a wholly owned subsidiary of the Company, and other subsidiaries of the Company (collectively, “DAS”) under a 1992 license agreement executed by predecessors of the parties (the “License Agreement”). In its request for arbitration, Bayer alleged that (i) DAS breached the License Agreement, (ii) the License Agreement was properly terminated with no ongoing rights to DAS, (iii) DAS has infringed and continues to infringe its patent rights related to the use of the pat gene in certain soybean and cotton seed products, and (iv) Bayer is entitled to monetary damages and injunctive relief. DAS denied that it breached the License Agreement and asserted that the License Agreement remained in effect because it was not properly terminated. DAS also asserted that all of Bayer’s patents at issue are invalid and/or not infringed, and, therefore, for these reasons (and others), a license was not required. During the pendency of the arbitration proceeding, DAS filed six re-examination petitions with the United States Patent & Trademark Office (“USPTO”) against the Bayer patents, asserting that each patent is invalid based on the doctrine against double-patenting and/or prior art. The USPTO granted all six petitions, and, on February 26, 2015, the USPTO issued an office action rejecting the patentability of the sole Bayer patent claim in the only asserted Bayer patent that has not expired and that forms the basis for the vast majority of the damages in the arbitral award discussed below. The USPTO re-examination proceedings remain ongoing.

A three-member arbitration tribunal presided over the arbitration proceeding (the “tribunal”). In a decision dated October 9, 2015, and received by DAS on October 15, 2015, the tribunal determined that (i) DAS breached the License Agreement, (ii) Bayer properly terminated the License Agreement, (iii) all of the patents remaining in the proceeding are valid and infringed, and (iv) that Bayer is entitled to monetary damages in the amount of $455 million inclusive of pre-judgment interest and costs (the “arbitral award”). One of the arbitrators, however, issued a partial dissent finding that all of the patents are invalid based on the double-patenting doctrine. The tribunal also denied Bayer’s request for injunctive relief. The arbitration award is not self-executing, and must be confirmed by a court for it to be enforceable and to have the legal effect of a judgment. On October 16, 2015, Bayer filed a motion in U.S. District Court for the Eastern District of Virginia seeking to confirm the arbitral award (the “federal court proceeding”). In the federal court proceeding, DAS will oppose confirmation of the arbitral award and will move to have the arbitral award vacated.

The Company believes the arbitral award is fundamentally flawed in numerous respects and is confident that it will be vacated in the federal court proceeding or on appeal once the applicable law is properly applied. The Company continues to believe that Bayer’s patents are invalid for multiple reasons and that the damages awarded cannot be supported under prevailing patent law, including U.S. Supreme Court precedent. In addition, the Company anticipates that the USPTO will conclude with a final office action declaring each of the patents invalid in the pending re-examination proceedings which will provide an additional basis to vacate the arbitral award. As part of the Company’s review of the arbitral award, the Company assessed the legal and factual circumstances of the case, the record of the arbitration and USPTO re-examination proceedings, and the applicable law to vacate the arbitral award. Based on this review and the reasons stated above, the Company has concluded it is not probable that a loss has been incurred and, therefore, a liability has not been recorded with respect to this matter. While the Company believes it is not probable that a loss has been incurred, the existence of the arbitral award indicates that it is reasonably possible that a loss could occur. The estimate of the possible range of loss to the Company is zero to the $455 million amount set forth in the arbitral award (excluding post-judgment interest).

The arbitral award will not impact DAS’s commercialization of its soybean and cotton seed products, including those containing the ENLIST™ technologies.

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

Guarantees
The following tables provide a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at September 30, 2015 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2021	$4,739	$106
Residual value guarantees	2025	910	118
Total guarantees		$5,649	$224

Guarantees at December 31, 2014 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2021	$5,042	$160
Residual value guarantees	2024	951	123
Total guarantees		$5,993	$283

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

During 2013, the Company entered into guarantee agreements (“Guarantees”) related to project financing for Sadara Chemical Company (“Sadara”), a nonconsolidated affiliate. The total of an Islamic bond and additional project financing (collectively “Total Project Financing”) obtained by Sadara is approximately $12.5 billion. Sadara had $11.8 billion of Total Project Financing outstanding at September 30, 2015 ($10.5 billion at December 31, 2014). The Company's guarantee of the Total Project Financing is in proportion to the Company's 35 percent ownership interest in Sadara, or up to approximately $4.4 billion when the project financing is fully drawn. The Guarantees will be released upon completion of construction of the Sadara complex and satisfactory fulfillment of certain other conditions, including passage of an extensive operational testing program, which is currently anticipated by the end of 2017.

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

Warranties
The Company provides warranty policies on certain products and accrues liabilities under warranty policies using historical warranty claim experience. Adjustments are made to accruals as claim data and historical experience change. The following table summarizes changes in the Company's warranty liability:

Warranty Accrual	Sep 30, 2015	Dec 31, 2014
In millions
Balance at January 1	$107	$24
Accruals related to existing warranties	3	104
Settlements	(17)	(21)
Balance at end of period	$93	$107

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

The aggregate carrying amount of asset retirement obligations recognized by the Company was $102 million at September 30, 2015 and $84 million at December 31, 2014. The discount rate used to calculate the Company’s asset retirement obligations was 1.48 percent at September 30, 2015 and 1.48 percent at December 31, 2014. These obligations are included in the consolidated balance sheets as "Accrued and other current liabilities" and "Other noncurrent obligations."

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

Interests Held	Sep 30, 2015	Dec 31, 2014
In millions
Carrying value of interests held	$1,019	$1,328
Percentage of anticipated credit losses	0.35%	0.35%
Impact to carrying value - 10% adverse change	$1	$1
Impact to carrying value - 20% adverse change	$1	$2

Credit losses, net of any recoveries, on receivables sold were insignificant during the three- and nine-month periods ended September 30, 2015 and September 30, 2014.

Following is an analysis of certain cash flows between the Company and the conduits:

Cash Proceeds	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014
Sale of receivables	$—	$79	$15	$90
Collections reinvested in revolving receivables	$5,776	$6,826	$17,366	$19,808
Interests in conduits (1)	$152	$211	$865	$758

(1)	Presented in "Operating Activities" in the consolidated statements of cash flows.

Following is additional information related to the sale of receivables under these facilities:

Trade Accounts Receivable Sold	Sep 30, 2015	Dec 31, 2014
In millions
Delinquencies on sold receivables still outstanding	$77	$133
Trade accounts receivable outstanding and derecognized	$2,279	$2,607

The Company repurchased $11 million of previously sold receivables related to a divestiture during the second quarter of 2015.

NOTE 12 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable In millions	Sep 30, 2015	Dec 31, 2014
Notes payable to banks and other lenders	$318	$353
Notes payable to related companies	101	189
Notes payable trade	7	9
Total notes payable	$426	$551
Period-end average interest rates	4.66%	4.08%

Long-Term Debt In millions	2015 Average Rate	Sep 30, 2015	2014 Average Rate	Dec 31, 2014
Promissory notes and debentures:
Final maturity 2015	2.81%	$29	2.74%	$60
Final maturity 2016	2.52%	805	2.52%	805
Final maturity 2017	5.66%	489	5.66%	489
Final maturity 2018	5.44%	567	5.44%	567
Final maturity 2019	8.41%	2,169	8.41%	2,168
Final maturity 2020	4.36%	1,874	4.37%	1,877
Final maturity 2021 and thereafter	5.32%	10,190	5.31%	10,186
Other facilities:
U.S. dollar loans, various rates and maturities	1.35%	439	1.38%	461
Foreign currency loans, various rates and maturities	2.83%	861	3.01%	1,013
Medium-term notes, varying maturities through 2025	3.49%	1,800	3.55%	1,528
Tax-exempt bonds, varying maturities through 2038	5.66%	343	5.66%	343
Capital lease obligations	—	78	—	85
Unamortized debt discount	—	(332)	—	(350)
Long-term debt due within one year	—	(1,850)	—	(394)
Long-term debt	—	$17,462	—	$18,838

Annual Installments on Long-Term Debt For Next Five Years at September 30, 2015 In millions
2015	$605
2016	$1,355
2017	$728
2018	$857
2019	$2,496
2020	$2,103

2015 Activity
During the first nine months of 2015, the Company issued $322 million aggregate principal amount of InterNotes and approximately $94 million of long-term debt (net of $8 million of additional borrowings) was repaid by consolidated variable interest entities.

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

Available Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at September 30, 2015
In millions	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility (1)	March 2015	$5,000	$5,000	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2016	Floating rate
Term Loan Facility	March 2013	300	—	March 2016	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	280	280	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	200	200	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	August 2016	Floating rate
Total Committed and Available Credit Facilities		$6,280	$5,980

(1)	The prior credit facility was terminated and replaced with a new credit facility, with substantially similar terms and conditions, on March 24, 2015.

Debt Covenants and Default Provisions
There were no material changes to the debt covenants and default provisions related to the Company's outstanding long-term debt and primary, private credit agreements in the first nine months of 2015. For additional information on the Company's debt covenants and default provisions, see Note 16 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Subsequent Events
On October 5, 2015, the Company announced (i) it had completed the transfer of its U.S. Gulf Coast Chlor-Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses into a new company ("Splitco"), (ii) participating Dow shareholders tendered, and the Company accepted, Dow shares for Splitco shares in a public exchange offer, and (iii) Splitco merged with a wholly owned subsidiary of Olin Corporation ("Olin") in a tax efficient Reverse Morris Trust transaction (collectively, the “Transaction”). Under the terms of a debt exchange offer, the Company received $1,220 million principal amount of new debt instruments from Splitco, which were subsequently transferred to certain investment banks in a non-cash fair value exchange for $1,154 million principal amount of the Company’s outstanding debt instruments owned by such investment banks (see Note 21 for additional information on the Reverse Morris Trust transaction). As a result of this debt exchange and related transactions, the Company retired $1,161 million of certain notes, of which $701 million were classified as "Long-term debt due within one year" and $460 million were classified as "Long-Term Debt" in the consolidated balance sheets at September 30, 2015. Included in the debt exchange were $401 million of 2.50 percent notes due 2016, $182 million of 5.70 percent notes due 2018, $278 million of 4.25 percent notes due 2020 and a $300 million Term Loan Facility with a maturity date of 2016. The Company will also recognize a loss on the early extinguishment of debt, to be included in the net gain on the overall Transaction, in the fourth quarter of 2015.

On October 16, 2015, the Company announced an early redemption of certain outstanding InterNotes totaling $395 million aggregate principal amount. The InterNotes are classified as "Long-term debt due within one year" in the consolidated balance sheets at September 30, 2015, and will be redeemed in full on November 15, 2015.

NOTE 13 – VARIABLE INTEREST ENTITIES
A complete description of the Company's variable interest entities can be found in Note 19 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Consolidated Variable Interest Entities
During the second quarter of 2015, Mitsui & Co. Texas Chlor-Alkali Inc. ("Mitsui"), a 50 percent equity owner in the Company's membrane chlor-alkali joint venture, provided notice of its intention to transfer its equity interest to Dow as part of the proposed Reverse Morris Trust transaction ("Transaction") with Olin Corporation. As a result, in the second quarter of 2015, the Company reclassified Mitsui's equity investment from "Non-redeemable noncontrolling interests" to "Redeemable Noncontrolling Interest" in the consolidated balance sheets. On October 5, 2015, the Company purchased Mitsui's equity interest in the membrane chlor-alkali joint venture. See Note 21 for additional information on this Transaction.

The Company is a partner in a joint venture located in Brazil that produces ethanol from sugarcane. The Company's variable interests in this joint venture relate to an equity option between the partners, a parental loan and guarantee related to debt financing, and contractual arrangements limiting the partner's initial participation in the economics of certain assets and liabilities. Terms of the equity option require the Company to purchase the partner's equity investment at a price based on a specified formula if the partner elects to exit the joint venture. In August 2015, the partner exercised its equity option which requires Dow to purchase their equity investment for approximately $200 million before July 12, 2016. As a result, in the third quarter of 2015 the Company reclassified the partner's equity investment from "Redeemable Noncontrolling Interest" to "Accrued and other current liabilities" in the consolidated balance sheets. The joint venture's ethanol mill commenced production in the second quarter of 2015. Original plans for the joint venture's expansion into downstream derivative products have been postponed. This joint venture also holds variable interests in an entity that owns and operates a cogeneration facility. The joint venture's variable interests are the result of a tolling arrangement where it provides fuel to the entity and purchases a majority of the cogeneration facility’s output on terms that ensure a return to the entity’s equity holders.

The Company was a 49 percent owner of a joint venture that managed the growth, harvest and conditioning of soybean seed and grain, corn and wheat in the United States. The Company's variable interest in this joint venture related to an equity option between the partners. Terms of the equity option required the Company to purchase the partner's equity investment at a price based on a specified formula, after a specified period of time, and satisfaction of certain conditions, if the partner elected to sell its equity investment. On August 10, 2015, the equity option was determined to be exercisable and the partner provided notice to the Company of its intent to exercise the equity option, which resulted in a $22 million after-tax loss, included in "Net income attributable to noncontrolling interests" in the consolidated statements of income. The Company purchased the partner's equity investment on September 18, 2015, which resulted in the joint venture becoming a wholly owned subsidiary of Dow. Subsequent to the purchase of the partner's equity investment, the Company sold its entire ownership interest in the subsidiary to a third party and recognized a pretax gain of $44 million on the sale in the third quarter of 2015, included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in the Agricultural Sciences segment.

The Company previously held a variable interest in an owner trust, for which the Company was the primary beneficiary. The owner trust leased an ethylene production facility in The Netherlands to the Company, whereby substantially all of the rights and obligations of ownership were transferred to the Company. The Company's variable interest in the owner trust related to a fixed purchase price option. On January 2, 2014, the Company purchased the ethylene production facility for $406 million. In the first nine months of 2014, the Company classified $346 million as "Payments on long-term debt" and $40 million as "Purchases of noncontrolling interests" in the consolidated statements of cash flows.

The Company's consolidated financial statements include the assets, liabilities and results of operations of variable interest entities ("VIEs"), for which the Company is the primary beneficiary. The other equity holders’ interests are reflected in “Net income attributable to noncontrolling interests” in the consolidated statements of income and "Redeemable Noncontrolling Interest" "Non-redeemable noncontrolling interests" and "Accrued and other current liabilities" in the consolidated balance sheets. The table that follows summarizes the carrying amounts of the entities’ assets and liabilities included in the Company’s consolidated balance sheets at September 30, 2015 and December 31, 2014.

Assets and Liabilities of Consolidated VIEs In millions	Sep 30, 2015	Dec 31, 2014
Cash and cash equivalents (1)	$259	$190
Other current assets	129	175
Property	2,502	2,726
Other noncurrent assets	80	85
Total assets (2)	$2,970	$3,176
Current liabilities (nonrecourse 2015: $307; 2014: $391)	$312	$394
Long-term debt (nonrecourse 2015: $1,062; 2014: $1,229)	1,091	1,260
Other noncurrent liabilities (nonrecourse 2015: $54; 2014: $62)	54	62
Total liabilities	$1,457	$1,716

(1)	Includes $45 million at September 30, 2015 ($20 million at December 31, 2014) restricted for the debt servicing and operational expenses of a manufacturing facility.

(2)	All assets were restricted at September 30, 2015 and December 31, 2014.

In addition, the carrying amounts of assets and liabilities included in the Company’s consolidated balance sheets pertaining to an entity created to monetize accounts receivable of select European entities were current assets of $78 million (zero restricted) at September 30, 2015 ($99 million, zero restricted, at December 31, 2014) and current liabilities were $1 million (zero nonrecourse) at September 30, 2015 (less than $1 million, zero nonrecourse, at December 31, 2014).

Amounts presented in the consolidated balance sheets and the preceding table as restricted assets or nonrecourse obligations relating to consolidated VIEs at September 30, 2015 and December 31, 2014 are adjusted for intercompany eliminations and parental guarantees.

Nonconsolidated Variable Interest Entities
The Company holds variable interests in AgroFresh Solutions Inc. ("AFSI"), a company that produces and sells proprietary technologies for the horticultural and agronomic markets. The variable interests in AFSI relate to a sublease agreement between Dow and AFSI; a tax receivable agreement that entitles Dow to additional consideration in the form of tax savings, which is contingent on the operations and earnings of AFSI; and contingent consideration, which is subject to certain performance conditions. The Company is not the primary beneficiary, as Dow is a minority shareholder in AFSI and AFSI is governed by a board of directors, the composition of which is mandated by AFSI's corporate governance requirements that a majority of the directors be independent. At September 30, 2015, the Company's investment in AFSI was $211 million (zero at December 31, 2014), and is classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets. In addition, the Company has a receivable with AFSI for six million warrants, which is currently valued at $11 million and classified as "Accounts and notes receivable - other" in the consolidated balance sheets. The Company's maximum exposure to loss was $222 million at September 30, 2015.

At September 30, 2015, the Company’s investment in its crude acrylic acid joint venture was $154 million ($162 million at December 31, 2014) and is classified as “Investment in nonconsolidated affiliates” in the consolidated balance sheets, representing the Company’s maximum exposure to loss.

NOTE 14 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014
Defined Benefit Pension Plans:
Service cost	$123	$103	$371	$309
Interest cost	242	274	728	825
Expected return on plan assets	(345)	(331)	(1,030)	(995)
Amortization of prior service cost (credit)	(7)	6	(21)	18
Amortization of net loss	182	125	548	377
Net settlements (1)	—	—	—	(2)
Net periodic benefit cost	$195	$177	$596	$532

Other Postretirement Benefits:
Service cost	$4	$4	$12	$12
Interest cost	15	18	45	54
Amortization of prior service credit	(1)	—	(3)	—
Amortization of net gain	(3)	(4)	(9)	(12)
Net periodic benefit cost	$15	$18	$45	$54

(1)	The 2014 impact relates to settlements associated with the wind-up of a Canadian pension plan.

The Company's funding policy is to contribute to defined benefit pension plans in the United States and a number of other countries when pension laws and/or economics either require or encourage funding. Dow expects to contribute approximately $850 million to its pension plans in 2015. During the first nine months of 2015, the Company contributed $788 million to its pension plans.

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

Stock Incentive Plan
The Company also grants stock-based compensation to employees and non-employee directors under The Dow Chemical Company 2012 Stock Incentive Plan and The Dow Chemical Company Amended and Restated 2012 Stock Incentive Plan (collectively, the "2012 Plan"). Most of the Company's stock-based compensation awards are granted in the first quarter of each year. There was minimal employee grant activity in the second and third quarters of 2015.

During the first quarter of 2015, the Company granted the following stock-based compensation awards to employees under the 2012 Plan:

•	3.0 million stock options with a weighted-average exercise price of $49.44 per share and a weighted-average fair value of $11.61 per share;

•	2.1 million shares of deferred stock with a weighted-average fair value of $49.42 per share; and

•	2.3 million shares of performance deferred stock with a weighted-average fair value of $59.08 per share.

During the second quarter of 2015, the Company granted the following stock-based compensation awards to non-employee directors under the 2012 Plan:

•	31,560 shares of restricted stock with a weighted-average fair value of $51.51 per share.

Total unrecognized compensation cost at September 30, 2015 is provided in the following table:

Total Unrecognized Compensation Cost at September 30, 2015
In millions	Unrecognized Compensation Cost	Remaining Weighted-average Recognition Period (Years)
ESPP purchase rights		$1.13
Unvested stock options		$34.66
Deferred stock awards		$107.84
Performance deferred stock awards		$109.81

NOTE 16 – EARNINGS PER SHARE CALCULATIONS
The following tables provide the earnings per share calculations for the three- and nine-month periods ended September 30, 2015 and 2014:

Net Income for Earnings Per Share Calculations - Basic	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014
Net income attributable to The Dow Chemical Company	$1,375	$937	$4,073	$2,953
Preferred stock dividends	(85)	(85)	(255)	(255)
Net income attributable to participating securities (1)	(9)	(7)	(26)	(21)
Net income attributable to common stockholders	$1,281	$845	$3,792	$2,677

Earnings Per Share Calculations - Basic	Three Months Ended		Nine Months Ended
Dollars per share	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014
Net income attributable to The Dow Chemical Company	$1.21	$0.80	$3.58	$2.51
Preferred stock dividends	(0.08)	(0.07)	(0.23)	(0.22)
Net income attributable to participating securities (1)	(0.01)	(0.01)	(0.02)	(0.02)
Net income attributable to common stockholders	$1.12	$0.72	$3.33	$2.27

Net Income for Earnings Per Share Calculations - Diluted	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014
Net income attributable to The Dow Chemical Company	$1,375	$937	$4,073	$2,953
Preferred stock dividends (2)	—	(85)	—	(255)
Net income attributable to participating securities (1)	(9)	(7)	(26)	(21)
Net income attributable to common stockholders	$1,366	$845	$4,047	$2,677

Earnings Per Share Calculations - Diluted	Three Months Ended		Nine Months Ended
Dollars per share	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014
Net income attributable to The Dow Chemical Company	$1.10	$0.79	$3.26	$2.47
Preferred stock dividends (2)	—	(0.07)	—	(0.21)
Net income attributable to participating securities (1)	(0.01)	(0.01)	(0.02)	(0.02)
Net income attributable to common stockholders	$1.09	$0.71	$3.24	$2.24

Share Count Information	Three Months Ended		Nine Months Ended
Shares in millions	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014
Weighted-average common shares - basic	1,141.3	1,167.2	1,138.4	1,178.9
Plus dilutive effect of stock options and awards	12.5	16.9	13.7	16.8
Plus dilutive effect of assumed conversion of preferred stock (3)	96.8	—	96.8	—
Weighted-average common shares - diluted	1,250.6	1,184.1	1,248.9	1,195.7
Stock options and deferred stock awards excluded from EPS calculations (4)	6.1	3.7	5.2	5.5

(1)	Deferred stock awards are considered participating securities due to Dow's practice of paying dividend equivalents on unvested shares.

(2)	Preferred stock dividends were not added back in the calculation of diluted earnings per share for the three- and nine-month periods ended September 30, 2014, because the effect of adding them back would have been antidilutive.

(3)
Conversion of the Company's Cumulative Convertible Perpetual Preferred Stock, Series A into shares of the Company's common stock was excluded from the calculation of diluted earnings per share for the three- and nine-month periods ended September 30, 2014, because the effect of including them would have been antidilutive.

(4)
These outstanding options to purchase shares of common stock and deferred stock awards were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

As a result of the Reverse Morris Trust transaction that occurred on October 5, 2015, the Company's outstanding common shares will be reduced by 34.1 million shares, or approximately 3 percent. See Note 21 for additional information on this transaction.

NOTE 17 – INCOME TAXES
The following table provides a reconciliation of the Company's unrecognized tax benefits for the periods ended September 30, 2015 and December 31, 2014:

Total Gross Unrecognized Tax Benefits In millions	Sep 30, 2015	Dec 31, 2014
Balance at January 1	$240	$266
Increases related to positions taken on items from prior years	6	42
Decreases related to positions taken on items from prior years	(5)	(57)
Increases related to positions taken in the current year	8	10
Settlement of uncertain tax positions with authorities	(57)	(13)
Decreases due to expiration of statues of limitations	—	(8)
Balance at end of period	$192	$240

At September 30, 2015, the total amount of unrecognized tax benefits was $192 million ($240 million at December 31, 2014), of which $185 million would impact the effective tax rate, if recognized ($233 million at December 31, 2014).

NOTE 18 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides an analysis of the changes in accumulated other comprehensive loss for the nine months ended September 30, 2015 and 2014:

Accumulated Other Comprehensive Loss	Nine Months Ended
In millions	Sep 30, 2015	Sep 30, 2014
Unrealized Gains on Investments at beginning of year	$141	$160
Net change in unrealized gains	(33)	32
Reclassification to earnings - Net Sales (net of tax of $(11), $(26)) (1)	(20)	(47)
Reclassification to earnings - Sundry income (expense) - net (net of tax of $(1), $-) (1)	(2)	—
Balance at end of period	$86	$145
Cumulative Translation Adjustments at beginning of year	(751)	476
Translation adjustments	(759)	(794)
Reclassification to earnings - Sundry income (expense) - net	4	(6)
Balance at end of period	$(1,506)	$(324)
Pension and Other Postretirement Benefit Plans at beginning of year	(7,321)	(5,460)
Adjustments to pension and other postretirement benefit plans (net of tax of $173, $121) (1) (2)	370	264
Balance at end of period	$(6,951)	$(5,196)
Accumulated Derivative Gain (Loss) at beginning of year	(86)	(3)
Net hedging results	(129)	7
Reclassification to earnings - Cost of sales (net of tax of $4, $(3)) (1)	1	—
Balance at end of period	$(214)	$4
Total Accumulated Other Comprehensive Loss	$(8,585)	$(5,371)

(1)	Tax amounts are included in "Provision for income taxes" in the consolidated statements of income.

(2)	Included in "Net periodic benefit cost." See Note 14 for additional information.

NOTE 19 – NONCONTROLLING INTERESTS
Ownership interests in the Company's subsidiaries held by parties other than the Company are presented separately from the Company's equity in the consolidated balance sheets as "Redeemable Noncontrolling Interest" and "Non-redeemable noncontrolling interests." The amount of consolidated net income attributable to the Company and the noncontrolling interests are both presented on the face of the consolidated statements of income. See Note 13 for additional information related to the redeemable noncontrolling interest.

The following table summarizes the activity for equity attributable to non-redeemable noncontrolling interests for the three- and nine-month periods ended September 30, 2015 and 2014:

Non-redeemable Noncontrolling Interests	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014
Balance at beginning of period	$839	$982	$931	$1,026
Net income attributable to noncontrolling interests	61	27	79	47
Distributions to noncontrolling interests (1)	(11)	(11)	(35)	(31)
Capital contributions (2)	1	—	38	36
Purchases of noncontrolling interests (3)	(42)	(2)	(42)	(56)
Transfers of redeemable noncontrolling interests (3)	6	—	(108)	(35)
Cumulative translation adjustments	(24)	(14)	(33)	(6)
Other	3	(2)	3	(1)
Balance at end of period	$833	$980	$833	$980

(1)
The impact for the three- and nine-month periods ended September 30, 2015, is net of $11 million in dividends paid to a joint venture which were reclassified to "Equity in earnings of nonconsolidated affiliates" in the consolidated statements of income.

(2)	Includes non-cash capital contributions of $21 million for the nine-month period ended September 30, 2015.

(3)	See Note 13 for additional information on variable interest entities.

NOTE 20 – OPERATING SEGMENTS AND GEOGRAPHIC AREAS
Beginning in the fourth quarter of 2014, the Company changed its reportable segments as a result of changes in the Company's organization, including leadership appointments. The reporting changes are retrospectively reflected in the segment results for the three- and nine-month periods ended September 30, 2014.

Operating Segment Information	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014
Sales by operating segment
Agricultural Sciences	$1,167	$1,408	$4,778	$5,434
Consumer Solutions	1,108	1,183	3,327	3,515
Infrastructure Solutions	1,900	2,167	5,689	6,470
Performance Materials & Chemicals	3,142	3,891	9,592	11,202
Performance Plastics	4,665	5,686	13,740	16,921
Corporate	54	70	190	241
Total	$12,036	$14,405	$37,316	$43,783
EBITDA (1) by operating segment
Agricultural Sciences	$582	$(15)	$1,246	$740
Consumer Solutions	289	283	744	805
Infrastructure Solutions	325	343	860	921
Performance Materials & Chemicals	540	596	2,335	1,557
Performance Plastics	1,349	1,245	3,837	3,228
Corporate	(162)	(181)	(659)	(360)
Total	$2,923	$2,271	$8,363	$6,891
Equity in earnings (losses) of nonconsolidated affiliates by operating segment (included in EBITDA)
Agricultural Sciences	$2	$1	$2	$3
Consumer Solutions	14	34	53	85
Infrastructure Solutions	25	56	136	172
Performance Materials & Chemicals	54	80	231	268
Performance Plastics	50	64	174	200
Corporate	(10)	(6)	(21)	(21)
Total	$135	$229	$575	$707

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

Reconciliation of EBITDA to “Income Before Income Taxes”	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014
EBITDA	$2,923	$2,271	$8,363	$6,891
- Depreciation and amortization	645	706	1,921	2,055
+ Interest income	18	10	46	32
- Interest expense and amortization of debt discount	233	233	706	721
Income Before Income Taxes	$2,063	$1,342	$5,782	$4,147

Transfers of products between operating segments are generally valued at cost. However, transfers of products to Agricultural Sciences from other segments are generally valued at market-based prices; the revenues generated by these transfers in the first nine months of 2015 and 2014 were immaterial and eliminated in consolidation.

Geographic Areas	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014
Sales by geographic area
United States	$4,023	$4,857	$12,944	$14,689
Europe, Middle East, Africa and India	3,811	4,736	11,871	15,097
Rest of World	4,202	4,812	12,501	13,997
Total	$12,036	$14,405	$37,316	$43,783

NOTE 21 – SUBSEQUENT EVENT - REVERSE MORRIS TRUST TRANSACTION
On October 5, 2015, the Company announced (i) it had completed the transfer of its U.S. Gulf Coast Chlor-Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses ("chlorine value chain") into a new company ("Splitco"), (ii) participating Dow shareholders tendered, and the Company accepted, Dow shares for Splitco shares in a public exchange offer, and (iii) Splitco merged with a wholly owned subsidiary of Olin Corporation ("Olin") in a tax efficient Reverse Morris Trust transaction (collectively, the “Transaction”). The Transaction was subject to Olin shareholder approval, customary regulatory approvals, tax authority rulings including a favorable private letter ruling from the U.S. Internal Revenue Service which confirms the Transaction to be free of U.S. federal income tax, and expiration of the public exchange offer. Dow does not have an ownership interest in Olin as a result of the Transaction. The Transaction will be reflected in the Company's financial results for the quarter ending December 31, 2015.

Under the terms of a debt exchange offer, Dow received $1,220 million principal amount of new debt instruments from Splitco, which were subsequently transferred to certain investment banks in a non-cash fair value exchange for $1,154 million principal amount of the Company’s outstanding debt instruments owned by such investment banks. As a result of this debt exchange offer and related transactions, the Company retired $1,161 million of certain notes and will recognize a loss on the early extinguishment of debt, to be included in the net gain on the overall Transaction, in the fourth quarter of 2015. See Note 12 for additional information on the early extinguishment of debt.

Dow shareholders who participated in the public exchange offer tendered 34.1 million shares of Dow common stock in exchange for 100 million shares of Splitco. Following the merger of Splitco with Olin, each share of Splitco common stock was automatically converted to the right to receive 0.87482759 shares of Olin common stock, or 87.5 million shares which represented approximately 52.7 percent of Olin’s common stock outstanding. As a result of this non-cash share exchange offer, the Company will record an increase of $1,523 million in “Treasury stock at cost” in the consolidated balance sheets in the fourth quarter of 2015, which is valued based on Dow’s opening stock price on October 5, 2015. The Company’s outstanding shares have been reduced by 3 percent as a result of the Transaction.

Under the terms of the Transaction, Dow received cash proceeds of $875 million in the form of a one-time special payment from Splitco from proceeds received from a term loan. The Company also received a $434 million advance payment from Olin related to a long-term ethylene supply agreement. The Transaction resulted in several long-term supply, service and purchase agreements between Dow and Olin.

In connection with the Transaction, the Company purchased Mitsui & Co. Texas Chlor-Alkali Inc.’s (“Mitsui”) 50 percent equity interest in a membrane chlor-alkali joint venture (“JV Entity”), which resulted in Dow becoming the sole equity owner of the JV Entity. The JV Entity was included in the transfer of the chlorine value chain to Splitco. See Note 13 for further information on the acquisition of Mitsui’s equity interest in the JV Entity.

Dow will record a significant gain on the Transaction in the fourth quarter of 2015, which will be the excess of the sum of the net cash proceeds received, principal amount of the Splitco debt included in the debt exchange offer, and the market value of the Dow common shares tendered in the public exchange offer over the chlorine value chain's net book value, including the JV Entity. The Company will not report the historical results of the chlorine value chain as discontinued operations in Dow's financial statements, as the divestiture of these businesses does not represent a strategic shift that will have a major effect on the Company's operations and financial results.

In the third quarter of 2015, the Company incurred pretax charges of $35 million ($12 million in the third quarter of 2014) and $104 million in the first nine months of 2015 ($30 million in the first nine months of 2014) for nonrecurring transaction costs associated with the separation of the chlorine value chain, consisting primarily of financial and professional advisory fees, legal fees and information systems infrastructure costs. These charges, which are part of costs associated with portfolio and productivity actions, were included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in Corporate.

(Unaudited)	The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

•
The Company reported sales in the third quarter of 2015 of $12.0 billion, down 16 percent from $14.4 billion in the third quarter of 2014, with declines across all operating segments and geographic areas.

•
Price was down 18 percent compared with the same period last year, driven primarily by a decline in crude oil prices and the unfavorable impact of currency, which represented nearly 30 percent of the price decline. Double-digit price declines were reported in all geographic areas and all operating segments, except Consumer Solutions (down 8 percent).

•
Volume increased 2 percent compared with the third quarter of 2014, as increases in Performance Plastics (up 6 percent), Consumer Solutions and Infrastructure Solutions (each up 2 percent) more than offset lower volume in Agricultural Sciences (down 6 percent) and Performance Materials & Chemicals (down 2 percent). Volume increased in Asia Pacific (up 7 percent) and Europe, Middle East, Africa and India ("EMEAI") (up 2 percent) and remained flat in North America and Latin America. Excluding recent acquisitions and divestitures(1), Agricultural Sciences volume was down 5 percent, Performance Materials & Chemicals volume was flat and Performance Plastics volume was up 5 percent.

•
Purchased feedstock and energy costs, which account for more than one-third of Dow’s total costs, decreased $2.4 billion (45 percent) compared with the third quarter of 2014, due to lower global feedstock, natural gas and monomer costs driven by the continued decline in crude oil prices.

•
Equity earnings were $135 million in the third quarter of 2015, down $94 million from $229 million in the third quarter of 2014, as lower equity earnings at Dow Corning Corporation ("Dow Corning"), EQUATE Petrochemical Company K.S.C. ("EQUATE") and Univation Technologies, LLC ("Univation") resulting from the May 2015 step acquisition, more than offset increased equity earnings at The SCG-Dow Group.

•
Sundry income (expense) - net was net income of $632 million in the third quarter of 2015, up $655 million from net expense of $23 million in the third quarter of 2014, reflecting the pretax gain on the divestiture of the AgroFresh business.

In addition to the financial highlights, the following events occurred during or subsequent to the third quarter of 2015:

•
On July 31, 2015, the Company completed the divestiture of its AgroFresh business, part of the Agricultural Sciences segment, to Boulevard Acquisition Corp. (subsequently renamed AgroFresh Solutions, Inc.).

•	On October 5, 2015, the Company completed the split-off transaction of its U.S. Gulf Coast Chlor-Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses to Olin Corporation ("Olin").

•
On October 22, 2015, the Company announced the Board of Directors declared a 10 percent increase in the Company's quarterly dividend, from $0.42 per share to $0.46 per share. This brings the Company’s annualized dividend to $1.84 per share.

•
On October 22, 2015, the Company announced it expects to accelerate its $5 billion share buyback tranche – with plans to repurchase $1 billion of shares in the fourth quarter of 2015, which is in addition to the $1.5 billion of shares redeemed as part of the Company's split-off transaction with Olin. The remaining $2 billion of the $5 billion buyback tranche is anticipated to be completed in 2016. Once completed, Dow will have executed $9.5 billion in share repurchases since 2013.

(1)
Excludes prior period sales of recent divestitures including the AgroFresh business, divested on July 31, 2015 (Agricultural Sciences), ANGUS Chemical Company, divested on February 2, 2015 (Performance Materials & Chemicals) and the global Sodium Borohydride business, divested on January 30, 2015 (Performance Materials & Chemicals). Also excludes current period sales of recent acquisitions including Univation Technologies, LLC, acquired on May 5, 2015 (Performance Plastics) and Cooperativa Central de Pesquisa Agrícola, acquired on February 1, 2015 (Agricultural Sciences).

•	Also on October 22, 2015, the Company made a series of announcements related to its portfolio transformation. Those announcements included the following:

•
The Company's Kuwait joint ventures will be restructured over approximately the next nine months, resulting in a different ownership structure and enabling strategic growth for these companies. These transactions have been documented via non-binding Heads of Agreements, subject to finalization of definitive agreements. In the first phase, expected to close by year-end 2015, EQUATE Petrochemical Company K.S.C. will acquire the MEGlobal entities, which will result in the Company reducing its overall ownership interest in MEGlobal in exchange for an expected $1.5 billion in pretax proceeds. In the second phase, targeted for mid-2016, Dow will further reduce its overall ownership interest in Greater EQUATE(2).

•	The Company confirmed it is in discussions with Corning Inc. ("Corning") regarding the future ownership of Dow Corning Corporation, a 50:50 joint venture between Dow and Corning.

•
Dow confirmed ongoing portfolio actions will include Dow AgroSciences. The Company will review all Dow AgroSciences options with a best-owner mindset, with a focus on creating new synergies in a consolidating agricultural market. The Company is considering only those prospects that will extract further value from this highly attractive and well-positioned business and return significant value to its shareholders, and will compare those options to that of the value created by retaining the business.

•
James (Jim) R. Fitterling has been appointed Vice Chairman and Chief Operating Officer. In this capacity, he will have accountability for all of Dow’s businesses, except Dow AgroSciences; Operations, including Environment, Health & Safety and Sustainability, Manufacturing and Engineering, and Supply Chain; as well as, Research & Development.

•
Howard I. Ungerleider has added the position of Vice Chairman to his existing role as Chief Financial Officer. He will also assume responsibility for leading Dow AgroSciences. Dow’s Corporate Strategy Development, Corporate Planning, Finance, and Information Technology & Business Services functions will also now report to Ungerleider.

Selected Financial Data	Three Months Ended		Nine Months Ended
In millions, except per share amounts	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014
Net sales	$12,036	$14,405	$37,316	$43,783

Cost of sales	$9,349	$11,776	$29,030	$35,853
Percent of net sales	77.7%	81.7%	77.8%	81.9%

Research and development expenses	$382	$409	$1,194	$1,219
Percent of net sales	3.2%	2.8%	3.2%	2.8%

Selling, general and administrative expenses	$689	$753	$2,214	$2,283
Percent of net sales	5.7%	5.2%	5.9%	5.2%

Effective tax rate	30.4%	28.2%	28.2%	27.7%

Net income available for common stockholders	$1,290	$852	$3,818	$2,698

Earnings per common share – basic	$1.12	$0.72	$3.33	$2.27
Earnings per common share – diluted	$1.09	$0.71	$3.24	$2.24

Operating rate percentage	86%	88%	85%	85%

(2)	Greater EQUATE includes EQUATE Petrochemical Company K.S.C., The Kuwait Olefins Company K.S.C., and The Kuwait Styrene Company K.S.C.

RESULTS OF OPERATIONS
Net Sales
Net sales in the third quarter of 2015 were $12.0 billion, down 16 percent from $14.4 billion in the third quarter of last year, with price down 18 percent and volume up 2 percent. Price decreased in all operating segments and geographic areas, driven primarily by a decline in crude oil prices and the unfavorable impact of currency, which represented nearly 30 percent of the price decline. Double-digit price declines were reported in all geographic areas and all operating segments, except Consumer Solutions (down 8 percent). Volume was up 2 percent as increases in Performance Plastics (up 6 percent), Consumer Solutions and Infrastructure Solutions (each up 2 percent) more than offset lower volume in Agricultural Sciences (down 6 percent) and Performance Materials & Chemicals (down 2 percent). Volume increased in Asia Pacific (up 7 percent) and EMEAI (up 2 percent) and remained flat in North America and Latin America. Excluding recent acquisitions and divestitures, volume in Agricultural Sciences was down 5 percent, Performance Materials & Chemicals remained flat, and Performance Plastics was up 5 percent.

Net sales for the first nine months of 2015 were $37.3 billion, down 15 percent from $43.8 billion in the same period last year, with price down 16 percent and volume up 1 percent. Price decreased in all operating segments and geographic areas, driven primarily by a decline in crude oil prices and the unfavorable impact of currency, which represented nearly one-third of the price decline. Double-digit price declines were reported in all geographic areas and in Performance Plastics (down 23 percent), Performance Materials & Chemicals (down 15 percent) and Infrastructure Solutions (down 13 percent). Volume was up 1 percent as a decline in Agricultural Sciences (down 4 percent) was more than offset by volume increases in all other operating segments, with the most pronounced increase in Performance Plastics (up 4 percent). Volume increased in Asia Pacific (up 3 percent) and EMEAI (up 2 percent) and remained flat in North America and Latin America. Excluding recent acquisitions and divestitures, volume increased 2 percent with volume in Performance Materials & Chemicals up 3 percent (up 1 percent on a reported basis).

Gross Margin
Gross margin was $2.7 billion in the third quarter of 2015, up slightly from $2.6 billion in the third quarter of last year. Despite the significant decline in sales due to lower selling prices, including the unfavorable impact of currency, gross margin increased primarily due to lower feedstock, energy and other raw material costs, the favorable impact of currency on costs and price/volume management. Gross margin was unfavorably impacted by $6 million of costs associated with portfolio and productivity actions in the third quarter of 2015.

Year to date, gross margin was $8.3 billion, compared with $7.9 billion in the first nine months of 2014. Despite the significant decline in sales due to lower selling prices, including the unfavorable impact of currency, gross margin increased primarily due to lower feedstock, energy and other raw material costs and the favorable impact of currency on costs. Gross margin in the first nine months of 2015 was unfavorably impacted by a pretax loss of $12 million related to the fair value step-up of inventories assumed in the step acquisition of Univation and $6 million of costs associated with portfolio and productivity actions. See Note 4 to the Consolidated Financial Statements for additional information on the Univation step acquisition.

Operating Rate
The Company’s global plant operating rate was 86 percent of capacity in the third quarter of 2015, down from 88 percent in the third quarter of 2014 primarily due to the Performance Materials & Chemicals segment as a result of decreased demand and planned maintenance turnarounds. For the first nine months of 2015, the Company's global plant operating rate was 85 percent, flat with the first nine months of 2014.

Personnel Count
Personnel count was 51,635 at September 30, 2015, down from 53,216 at December 31, 2014 and 52,186 at September 30, 2014. Headcount decreased from December 31, 2014 primarily due to the reduction of seasonal employees in the Agricultural Sciences operating segment and the separation of employees as a result of divestitures and the Company's 2015 restructuring program.

Research and Development Expenses
Research and development ("R&D") expenses totaled $382 million in the third quarter of 2015, down $27 million (7 percent) from $409 million in the third quarter of 2014, primarily due to cost reduction initiatives, notably in the Agricultural Sciences operating segment. For the first nine months of 2015, R&D expenses totaled $1,194 million, down from $1,219 million in the first nine months of 2014.

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses totaled $689 million in the third quarter of 2015, down $64 million (8 percent) from $753 million in the third quarter of last year, driven primarily by cost reduction initiatives and lower expenses in the Agricultural Sciences operating segment. SG&A was unfavorably impacted by $10 million of costs associated with portfolio and productivity actions. For the first nine months of 2015, SG&A expenses totaled $2,214 million, down from $2,283 million in the first nine months of 2014. SG&A was unfavorably impacted by $16 million of costs associated with portfolio and productivity actions in the first nine months of 2015.

Amortization of Intangibles
Amortization of intangibles was $105 million in the third quarter of 2015, down from $108 million in the third quarter of 2014. In the first nine months of 2015, amortization of intangibles was $316 million, down from $330 million in the same period last year. See Note 6 to the Consolidated Financial Statements for additional information on intangible assets.

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

Equity in Earnings of Nonconsolidated Affiliates
Dow's share of the earnings of nonconsolidated affiliates was $135 million in the third quarter of 2015, down from $229 million in the third quarter of 2014, as higher equity earnings at The SCG-Dow Group were more than offset by lower equity earnings from Dow Corning, EQUATE and Univation, resulting from the May 5, 2015 step acquisition. For the first nine months of 2015, Dow's share of the earnings of nonconsolidated affiliates was $575 million, down from $707 million in the same period last year, primarily due to increased equity losses from Sadara and lower equity earnings from Dow Corning, EQUATE and The Kuwait Olefins Company K.S.C. ("TKOC") which were partially offset by higher equity earnings at The SCG-Dow Group.

Sundry Income (Expense) - Net
Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments and gains and losses on sales of investments and assets. Sundry income (expense) – net in the third quarter of 2015 was net income of $632 million, an increase of $655 million compared with a net expense of $23 million in the third quarter of 2014. The third quarter of 2015 included a $621 million gain related to the divestiture of the AgroFresh business (net of a $3 million loss for mark-to-market adjustments on warrants and reflected in Agricultural Sciences) and a gain on the sale of an Agricultural Sciences subsidiary which more than offset foreign currency exchange losses and $35 million of costs associated with portfolio and productivity actions (reflected in Corporate). The third quarter of 2014 included gains on asset sales which were more than offset by foreign currency exchange losses and $12 million of costs associated with portfolio and productivity actions (reflected in Corporate).

Year to date, sundry income (expense) - net was net income of $1,680 million, an increase of $1,649 million compared with net income of $31 million in the same period last year. In addition to the gains previously discussed, the first nine months of 2015 included a $670 million gain on the divestiture of ANGUS Chemical Company and an $18 million gain on the divestiture of the global Sodium Borohydride business (both reflected in Performance Materials & Chemicals), a $361 million gain on the Univation step acquisition (reflected in Performance Plastics) and gains on sales of assets and investments which more than offset foreign currency exchange losses and $104 million of costs associated with portfolio and productivity actions (reflected in Corporate). The first nine months of 2014 included a gain related to the termination of an off-take agreement and gains on asset sales partially offset by foreign currency exchange losses and $30 million of costs associated with portfolio and productivity actions (reflected in Corporate). See Note 4 to the Consolidated Financial Statements for additional information concerning the Company's acquisitions and divestitures. See Note 13 to the Consolidated Financial Statements for additional information on the sale of an Agricultural Sciences subsidiary. See Note 21 to the Consolidated Financial Statements for additional information concerning the separation of the Company's chlorine value chain, including costs associated with portfolio and productivity actions.

Net Interest Expense
Net interest expense (interest expense less capitalized interest and interest income) was $215 million in the third quarter of 2015, down from $223 million in the third quarter of last year, reflecting the effect of higher interest income. Year to date, net interest expense was $660 million compared with $689 million in the first nine months of 2014, reflecting the effect of higher interest expense due to the issuance of $2 billion of debt in September 2014, which was more than offset by higher capitalized interest as a result of increased capital spending, primarily related to U.S. Gulf Coast projects. Interest income was $18 million in the third quarter of 2015 compared with $10 million in the third quarter of 2014, and $46 million for the first nine months of 2015, compared with $32 million in the first nine months of 2014.

Provision for Income Taxes
The effective tax rate for the third quarter of 2015 was 30.4 percent compared with 28.2 percent for the third quarter of 2014. For the first nine months of 2015 the effective tax rate was 28.2 percent compared with 27.7 percent for the first nine months of 2014. The Company's effective tax rate fluctuates based on, among other factors, where income is earned, reinvestment assertions regarding foreign income and the level of income relative to tax credits available. For example, as the percentage of foreign sourced income increases, the Company's effective tax rate declines. The Company's tax rate is also influenced by the level of equity earnings, since most of the earnings from the Company's equity method investments are taxed at the joint venture level. The increase in the tax rate in the third quarter of 2015 compared with the same period last year was primarily due to the impact of non-deductible items and the geographic mix on the gain related to the divestiture of AgroFresh. The effective tax rate for the first nine months of 2015 is up slightly from the same period last year primarily due to the impact of non-deductible items related to divestiture transactions which were partially offset by the non-taxable gain on the Univation step acquisition.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $61 million in the third quarter of 2015, up from income of $27 million in the third quarter of 2014. The increase in net income attributable to noncontrolling interests in the third quarter of 2015 is primarily due to higher earnings at most of the Company's consolidated joint ventures and an after-tax loss related to the exercise of an equity option by a noncontrolling interest in a variable interest entity. For the first nine months of 2015, net income attributable to noncontrolling interests was $79 million compared with $47 million in the same period last year. In addition to the items previously discussed, the first nine months of 2015 were also impacted by noncontrolling interests' portion of the 2015 restructuring charge. See Note 3 to the Consolidated Financial Statements for additional information on the 2015 restructuring charge. See Note 13 to the Consolidated Financial Statements for additional information on the exercise of an equity option by a noncontrolling interest in a variable interest entity.

Preferred Stock Dividends
Preferred stock dividends of $85 million were recognized in the third quarters of 2015 and 2014 ($255 million in the first nine months of 2015 and 2014), related to the Company’s Cumulative Convertible Perpetual Preferred Stock, Series A.

Net Income Available for Common Stockholders
Net income available for common stockholders was $1,290 million, or $1.09 per share, in the third quarter of 2015, compared with $852 million, or $0.71 per share, in the third quarter of 2014. Net income available for common stockholders for the first nine months of 2015 was $3,818 million, or $3.24 per share, compared with $2,698 million, or $2.24 per share for the same period of 2014. See Note 16 to the Consolidated Financial Statements for details on the Company's earnings per share calculations.

Certain Items Impacting Results
The Company's management believes that measures of income adjusted to exclude certain items ("non-GAAP" financial measures) provide relevant and meaningful information to investors about the ongoing operating results of the Company. Such financial measures are not recognized in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and should not be viewed as an alternative to U.S. GAAP financial measures of performance. The tables on the following page summarize the impact of certain items recorded in the three- and nine-month periods ended September 30, 2015 and September 30, 2014.

Certain Items Impacting Results	Pretax Impact (1)		Net Income (2)		EPS - Diluted (3) (4)
	Three Months Ended		Three Months Ended		Three Months Ended
In millions, except per share amounts (Unaudited)	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014
Adjusted to exclude certain items (non-GAAP measures)			$959	$860	$0.82	$0.72
Certain items:
Cost of sales:
Costs associated with portfolio and productivity actions	$(6)	$—	(4)	—	—	—
Selling, general and administrative expenses:
Costs associated with portfolio and productivity actions	(10)	—	(6)	—	(0.01)	—
Sundry income (expense) - net:
Divestiture of AgroFresh business	621	—	366	—	0.32	—
Costs associated with portfolio and productivity actions	(35)	(12)	(25)	(8)	(0.02)	(0.01)
Total certain items	$570	$(12)	$331	$(8)	$0.29	$(0.01)
Dilutive effect of assumed preferred stock conversion into shares of common stock					$(0.02)	N/A
Reported GAAP Amounts (5) (6)			$1,290	$852	$1.09	$0.71

Certain Items Impacting Results	Pretax Impact (1)		Net Income (2)		EPS - Diluted (3) (4)
	Nine Months Ended		Nine Months Ended		Nine Months Ended
In millions, except per share amounts (Unaudited)	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014
Adjusted to exclude certain items (non-GAAP measures)			$2,997	$2,717	$2.58	$2.26
Certain items:
Cost of sales:
Costs associated with portfolio and productivity actions	$(6)	$—	(4)	—	—	—
Univation step acquisition	(12)	—	(8)	—	(0.01)	—
Selling, general and administrative expenses:
Costs associated with portfolio and productivity actions	(16)	—	(10)	—	(0.01)	—
Restructuring charges	(375)	—	(246)	—	(0.21)	—
Sundry income (expense) - net:
Divestiture of AgroFresh business	621	—	366	—	0.32	—
Univation step acquisition	361	—	359	—	0.31	—
Gain on divestiture of ANGUS Chemical Company	670	—	451	—	0.39	—
Gain on divestiture of Sodium Borohydride business	18	—	(9)	—	(0.01)	—
Costs associated with portfolio and productivity actions	(104)	(30)	(78)	(19)	(0.07)	(0.02)
Total certain items	$1,157	$(30)	$821	$(19)	$0.71	$(0.02)
Dilutive effect of assumed preferred stock conversion into shares of common stock					(0.05)	N/A
Reported GAAP Amounts (5) (6)			$3,818	$2,698	$3.24	$2.24

(1)	Impact on "Income Before Income Taxes."

(2)	"Net Income Available for The Dow Chemical Company Common Stockholders."

(3)	"Earnings per common share - diluted."

(4)
For the three- and nine-month periods ended September 30, 2015, conversion of the Company's Cumulative Convertible Perpetual Preferred Stock, Series A ("Preferred Stock") into shares of the Company's common stock was excluded from the calculation of "Diluted earnings per share adjusted to exclude certain items" as well as the earnings per share impact of certain items because the effect of including them would have been antidilutive. See Note 16 to the Consolidated Financial Statements for information on share counts.

(5)
For the three- and nine-month periods ended September 30, 2015, an assumed conversion of the Company's Preferred Stock into shares of the Company's common stock was included in the calculation of diluted earnings per share (reported GAAP amount).

(6)
The Company used "Net Income Attributable to The Dow Chemical Company" when calculating diluted earnings per share (reported GAAP amount) for the three- and nine-month periods ended September 30, 2015, as it excludes quarterly preferred dividends of $85 million.

OUTLOOK
Dow's three years of consistent earnings growth demonstrates that the Company has built a portfolio that captures growth where growth exists. In the forthcoming quarters Dow will continue to see growth and capture that growth in markets such as China, the U.S. and Europe, despite challenging macroeconomics in other parts of the world, such as Brazil.

Dow's new investments are coming online at the right time: Increased demand will ultimately drive oil prices higher - further boosting Dow's ability to capture and expand margins. Dow has purposefully built a structurally hedged portfolio that is proven to perform in many environments, driven by the Company's investments in differentiated technologies and solutions. All of this positions Dow well to continue to deliver increasing shareholder returns.

SEGMENT RESULTS
The Company uses EBITDA (which Dow defines as earnings (i.e., "Net Income") before interest, income taxes, depreciation and amortization) as its measure of profit/loss for segment reporting purposes. EBITDA by operating segment includes all operating items relating to the businesses; items that principally apply to the Company as a whole are assigned to Corporate. Additional information regarding the Company’s operating segments and a reconciliation of EBITDA to “Income Before Income Taxes” can be found in Note 20 to the Consolidated Financial Statements.

SALES VOLUME AND PRICE BY OPERATING SEGMENT AND GEOGRAPHIC AREA

Sales Volume and Price by Operating Segment and	Three Months Ended			Nine Months Ended
Geographic Area	Sep 30, 2015			Sep 30, 2015
Percentage change from prior year	Volume	Price	Total	Volume	Price	Total
Operating segments
Agricultural Sciences	(6)%	(11)%	(17)%	(4)%	(8)%	(12)%
Consumer Solutions	2	(8)	(6)	2	(7)	(5)
Infrastructure Solutions	2	(14)	(12)	1	(13)	(12)
Performance Materials & Chemicals	(2)	(17)	(19)	1	(15)	(14)
Performance Plastics	6	(24)	(18)	4	(23)	(19)
Total	2%	(18)%	(16)%	1%	(16)%	(15)%
Geographic areas
United States	(2)%	(15)%	(17)%	1%	(13)%	(12)%
Europe, Middle East, Africa and India	2	(22)	(20)	2	(23)	(21)
Rest of World	5	(18)	(13)	1	(12)	(11)
Total	2%	(18)%	(16)%	1%	(16)%	(15)%

Sales Volume and Price by Operating Segment and	Three Months Ended			Nine Months Ended
Geographic Area, Excluding Acquisitions and Divestitures (1)	Sep 30, 2015			Sep 30, 2015
Percentage change from prior year	Volume	Price	Total	Volume	Price	Total
Operating segments
Agricultural Sciences	(5)%	(11)%	(16)%	(4)%	(8)%	(12)%
Consumer Solutions	2	(8)	(6)	2	(7)	(5)
Infrastructure Solutions	2	(14)	(12)	1	(13)	(12)
Performance Materials & Chemicals	—	(17)	(17)	3	(15)	(12)
Performance Plastics	5	(24)	(19)	4	(23)	(19)
Total	2%	(18)%	(16)%	2%	(16)%	(14)%
Geographic areas
United States	(1)%	(16)%	(17)%	1%	(13)%	(12)%
Europe, Middle East, Africa and India	3	(22)	(19)	3	(24)	(21)
Rest of World	5	(18)	(13)	1	(12)	(11)
Total	2%	(18)%	(16)%	2%	(16)%	(14)%

(1)
Excludes prior period sales of recent divestitures including the AgroFresh business, divested on July 31, 2015 (Agricultural Sciences), ANGUS Chemical Company, divested on February 2, 2015 (Performance Materials & Chemicals) and the global Sodium Borohydride business, divested on January 30, 2015 (Performance Materials & Chemicals). Also excludes current period sales of recent acquisitions including Univation Technologies, LLC, acquired on May 5, 2015 (Performance Plastics) and Cooperativa Central de Pesquisa Agrícola, acquired on February 1, 2015 (Agricultural Sciences).

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

On July 31, 2015, the Company sold its AgroFresh business to Boulevard Acquisition Corp., which was subsequently renamed AgroFresh Solutions, Inc. ("AFSI"). The Company has a retained minority interest in AFSI. Prior to this transaction, AFSI's results of operations were fully consolidated in the Company's consolidated statements of income. Beginning in August 2015, the Company's share of AFSI's results of operations is reported as "Equity in earnings of nonconsolidated affiliates" in the consolidated statements of income. See Note 4 to the Consolidated Financial Statements for additional information on this divestiture.

Agricultural Sciences	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014
Sales	$1,167	$1,408	$4,778	$5,434
Price change from comparative period	(11)%	N/A	(8)%	N/A
Volume change from comparative period	(6)%	N/A	(4)%	N/A
Volume change, excluding acquisitions and divestitures	(5)%	N/A	(4)%	N/A
Equity earnings	$2	$1	$2	$3
EBITDA	$582	$(15)	$1,246	$740
Certain items impacting EBITDA	$621	$—	$607	$—

Agricultural Sciences sales were $1,167 million in the third quarter of 2015, down 17 percent from $1,408 million in the third quarter of 2014. Compared with the same quarter last year, volume decreased 6 percent and price declined 11 percent, including the unfavorable impact of currency which represented nearly 30 percent of the price decline. Sales declined in all geographic areas impacted by lower crop commodity prices, which drove a flat agricultural market, coupled with currency headwinds. Crop Protection sales declined 16 percent compared with the third quarter of 2014 due to price declines driven by high channel inventories in the Americas and currency headwinds in EMEAI and Asia Pacific. Volume was negatively impacted by lower sales in Latin America as a result of delayed planting in Argentina and in North America due to the divestiture of the AgroFresh business. New Crop Protection product sales were up 40 percent compared with the same quarter last year driven by spinetoram insecticide and ISOCLAST™ insecticide. Seeds sales declined 25 percent compared with the third quarter of 2014, driven by delayed planting in Argentina and reduced corn sales in the Americas due to acreage shifting from corn to soybeans. Excluding acquisitions and divestitures, volume for the segment was down 5 percent.

EBITDA for the third quarter of 2015 was $582 million, compared with a loss of $15 million in the third quarter of 2014. Compared with the same period last year, EBITDA for the third quarter of 2015 was positively impacted by a pretax gain of $621 million related to the divestiture of AgroFresh. See Note 4 to the Consolidated Financial Statements for additional information on this divestiture. Excluding this certain item, EBITDA declined as lower selling prices and the absence of earnings from AgroFresh more than offset lower R&D and SG&A spending due to productivity initiatives, the favorable impact of currency on costs and a gain on the sale of a subsidiary.

For the first nine months of 2015, sales for Agricultural Sciences were $4,778 million, down 12 percent from $5,434 million in the first nine months of 2014. Compared with the same period last year, volume decreased 4 percent and price decreased 8 percent, including the unfavorable impact of currency which represented more than 50 percent of the price decline. Agricultural Sciences reported sales declines in all geographic areas. Despite an 8 percent increase in new product sales, Crop Protection sales decreased 11 percent compared with the first nine months of 2014, driven by declines in glyphosate, cereal herbicides and insecticides. Seeds reported a 14 percent decline in sales compared with the first nine months of 2014 as soybean growth was more than offset by lower sales of corn and cotton seeds due to lower planted acreage.

For the first nine months of 2015, EBITDA was $1,246 million, up $506 million from $740 million the first nine months of 2014. Compared with the same period last year, EBITDA for the first nine months of 2015 was positively impacted by a pretax gain of $621 million related to the divestiture of AgroFresh and negatively impacted by $14 million of restructuring charges. See Note 3 to the Consolidated Financial Statements for additional information on the restructuring charges. Excluding these certain items, EBITDA declined as lower selling prices and softer demand due to lower crop commodity prices more than offset the favorable impact of currency on costs, lower R&D and SG&A spending and gains from the sale of a product line and a subsidiary.

On October 22, 2015, Dow confirmed ongoing portfolio actions will include Dow AgroSciences. The Company will review all Dow AgroSciences options with a best-owner mindset, with a focus on creating new synergies in a consolidating agricultural market. The Company is considering only those prospects that will extract further value from this highly attractive and well-positioned business and return significant value to its shareholders, and will compare those options to that of the value created by retaining the business.

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

European-level regulatory approvals for the active ingredients in ARYLEX™ Herbicide and ISOCLAST™ Insecticide have been received. These are the first approvals in the industry under the new European regulation.

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

Consumer Solutions	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014
Sales	$1,108	$1,183	$3,327	$3,515
Price change from comparative period	(8)%	N/A	(7)%	N/A
Volume change from comparative period	2%	N/A	2%	N/A
Equity earnings	$14	$34	$53	$85
EBITDA	$289	$283	$744	$805
Certain items impacting EBITDA	$—	$—	$(67)	$—

Consumer Solutions sales were $1,108 million in the third quarter of 2015, down from $1,183 million in the third quarter of 2014. Sales decreased 6 percent from the third quarter of 2014, with volume up 2 percent and price down 8 percent, with more than 50 percent of the price decline due to the unfavorable impact of currency, primarily in EMEAI. Price declined in all businesses and all geographic areas. Volume increased in all businesses, except Dow Electronic Materials, and in all geographic areas, except Asia Pacific. Consumer Care reported decreased sales as volume gains in pharmaceutical markets for cellulosics-based products and in the personal care market were more than offset by lower prices, including the unfavorable impact of currency in EMEAI. Dow Automotive Systems reported decreased sales as volume gains in North America and EMEAI, driven by solid demand for light-weighting technologies, were more than offset by lower prices, including the unfavorable impact of currency in EMEAI. Dow Electronic Materials volume was flat as weakness in demand for Interconnect Technologies and Display Technologies offset healthy demand in Semiconductor Technologies resulting from strong silicon wafer growth in mobile device applications, notably in Asia Pacific, and Growth Technologies. Price declined in Dow Electronic Materials due to the continued competitive pricing in certain markets and the unfavorable impact of currency, primarily the Japanese yen.

EBITDA in the third quarter of 2015 was $289 million, up from $283 million in the third quarter of 2014. EBITDA improved from the same quarter last year as lower feedstock, energy and other raw material costs, the favorable impact of currency on costs, lower operating expenses and higher sales volume more than offset lower selling prices and decreased equity earnings from Dow Corning.

Consumer Solutions sales were $3,327 million for the first nine months of 2015, down 5 percent from $3,515 million in the first nine months of 2014. Compared with the same period last year, volume was up 2 percent and price was down 7 percent, with nearly two-thirds of the price decline due to the unfavorable impact of currency, primarily in EMEAI. Price was down in all businesses and all geographic areas. Volume was higher in all businesses, except Dow Electronic Materials and all geographic areas, except Asia Pacific.

EBITDA for the first nine months of 2015 was $744 million, down from $805 million in the first nine months of 2014. In the first nine months of 2015, EBITDA was negatively impacted by $67 million of restructuring charges. See Note 3 to the Consolidated Financial Statements for additional information on the restructuring charges. Excluding this certain item, EBITDA improved compared with the first nine months of 2014 as lower feedstock, energy and other raw material costs, the favorable impact of currency on costs, higher sales volume and the favorable impact from cost reduction initiatives more than offset lower selling prices and decreased equity earnings from Dow Corning.

On October 22, 2015, the Company confirmed it is in discussions with Corning Inc. regarding the future ownership of Dow Corning.

INFRASTRUCTURE SOLUTIONS
The Infrastructure Solutions segment consists of the following businesses: Dow Building & Construction, Dow Coating Materials, Energy & Water Solutions, and Performance Monomers; and includes a portion of the Company's share of the results of Dow Corning, a joint venture of the Company.

Infrastructure Solutions	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014
Sales	$1,900	$2,167	$5,689	$6,470
Price change from comparative period	(14)%	N/A	(13)%	N/A
Volume change from comparative period	2%	N/A	1%	N/A
Equity earnings	$25	$56	$136	$172
EBITDA	$325	$343	$860	$921
Certain items impacting EBITDA	$—	$—	$(27)	$—

Infrastructure Solutions sales were $1,900 million in the third quarter of 2015, down 12 percent from $2,167 million in the third quarter of 2014. Price decreased 14 percent, including the unfavorable impact of currency which represented 37 percent of the price decline, and volume increased 2 percent. Compared with the same quarter last year, price declined in all businesses and all geographic areas in response to lower raw material costs. Volume increased in all geographic areas, except North America, and all businesses, except Energy & Water Solutions. Dow Building & Construction reported volume growth in EMEAI and North America, as demand continues to be strong for innovative product offerings, primarily in the cellulosics chain. Dow Coating Materials reported modest demand growth, led by double-digit gains in EMEAI for architectural binders. Volume increased in Performance Monomers due to seasonal demand growth for vinyl acetate monomer which more than offset lower demand in the acrylic acid chain. In Energy & Water Solutions, volume declines in North American energy exploration and fracturing markets more than offset strong demand for reverse osmosis technologies.

EBITDA for the third quarter of 2015 was $325 million, down from $343 million in the third quarter of 2014. Compared with the same quarter last year, lower selling prices and lower equity earnings from Dow Corning more than offset lower propylene and other raw material costs, the favorable impact of currency on costs, higher sales volume, lower operating costs and lower SG&A costs.

Infrastructure Solutions sales were $5,689 million for the first nine months of 2015, down 12 percent from $6,470 million in the first nine months of 2014. Compared with the same period last year, volume was up 1 percent and price was down 13 percent, with nearly 40 percent of the price decline due to the unfavorable impact of currency. Price was down in all businesses and all geographic areas. Volume increased in all businesses, except Energy & Water Solutions, and all geographic areas, except North America.

EBITDA for the first nine months of 2015 was $860 million, compared with $921 million in the first nine months of 2014. EBITDA decreased from last year as lower selling prices and lower equity earnings more than offset lower propylene and other raw material costs, the favorable impact of currency on costs, higher sales volume, lower operating costs and lower SG&A costs. EBITDA for the first nine months of 2015 was negatively impacted by $27 million of restructuring charges. See Note 3 to the Consolidated Financial Statements for additional information on the restructuring charges.

On October 22, 2015, the Company confirmed it is in discussions with Corning Inc. regarding the future ownership of Dow Corning.

PERFORMANCE MATERIALS & CHEMICALS
The Performance Materials & Chemicals segment consists of the following businesses: Chlor-Alkali and Vinyl, Chlorinated Organics, Epoxy, Industrial Solutions and Polyurethanes. The segment also includes the results of MEGlobal and a portion of the results of EQUATE, TKOC, Map Ta Phut Olefins Company Limited and Sadara, all joint ventures of the Company.

On February 2, 2015, the Company sold ANGUS Chemical Company to Golden Gate Capital. On January 30, 2015, the Company sold its global Sodium Borohydride business to Vertellus Specialty Materials LLC. These businesses were reported in the Performance Materials & Chemicals segment through the date of divestiture. See Note 4 to the Consolidated Financial Statements for additional information on these divestitures.

Performance Materials & Chemicals	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014
Sales	$3,142	$3,891	$9,592	$11,202
Price change from comparative period	(17)%	N/A	(15)%	N/A
Volume change from comparative period	(2)%	N/A	1%	N/A
Volume change, excluding divestitures	—%	N/A	3%	N/A
Equity earnings	$54	$80	$231	$268
EBITDA	$540	$596	$2,335	$1,557
Certain items impacting EBITDA	$—	$—	$688	$—

Performance Materials & Chemicals sales were $3,142 million in the third quarter of 2015, down 19 percent from $3,891 million in the third quarter of 2014. Price decreased 17 percent, including the unfavorable impact of currency which represented approximately 35 percent of the price decline, and volume decreased 2 percent. Compared with the same quarter last year, price declined in all geographic areas and all businesses. Lower raw material costs and the unfavorable impact of currency drove price declines in Polyurethanes, Industrial Solutions and Epoxy. Lower ethylene dichloride costs in Asia Pacific and vinyl chloride monomer costs in North America drove price declines in Chlor-Alkali and Vinyl. Excluding the impact of recent divestitures, volume was flat with higher volume in Asia Pacific offsetting lower volume in North America and Latin America. Volume remained flat in EMEAI. Polyurethanes reported volume gains in Asia Pacific driven by the start up of the polyol facility in Thailand and solid demand in EMEAI specialty markets. Industrial Solutions reported volume declines across all geographic areas due to weakness in the energy market and a change in a long-term supply arrangement. Chlor-Alkali and Vinyl reported increased volume in North America and Asia Pacific driven by solid demand in pulp and paper and alumina that more than offset declines in EMEAI and Latin America. Epoxy reported volume growth in EMEAI and Latin America driven by increased demand for phenol and bisphenol A that more than offset lower volume in the other geographic areas.

EBITDA for the third quarter of 2015 was $540 million, down from $596 million in the third quarter of 2014. EBITDA decreased from the same quarter last year primarily due to lower selling prices, lower sales volume, lower equity earnings from TKOC and EQUATE due to lower monoethylene glycol prices, and higher equity losses from Sadara which were partially offset by lower feedstock, energy and other raw material costs and the favorable impact of currency on costs. EBITDA was also unfavorably impacted by the absence of earnings from ANGUS Chemical Company and the global Sodium Borohydride business, divested in the first quarter of 2015.

For the first nine months of 2015, Performance Materials & Chemicals sales were $9,592 million, down from $11,202 million in the first nine months of 2014. Compared with the same period last year, price declined 15 percent, including the unfavorable impact of currency which represented 40 percent of the price decline, while volume increased 1 percent. Excluding the impact of recent divestitures, volume increased 3 percent. Compared with the same period last year, price declined in all businesses and all geographic areas. Volume gains in Epoxy and Polyurethanes were partially offset by declines in all other businesses. Volume was up in all geographic areas, except Latin America.

EBITDA for the first nine months of 2015 was $2,335 million, up from $1,557 million in the first nine months of 2014. EBITDA was favorably impacted by a pretax gain of $670 million on the divestiture of ANGUS Chemical Company and a pretax gain of $18 million on the divestiture of the global Sodium Borohydride business. See Note 4 to the Consolidated Financial Statements for additional information on these divestitures. Excluding these certain items, EBITDA increased due to the impact of lower feedstock, energy and other raw material costs and favorable currency on costs which more than offset lower selling prices, lower equity earnings and the absence of earnings from divested businesses.

On October 5, 2015, the Company completed the split-off transaction of its U.S. Gulf Coast Chlor-Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses to Olin Corporation in a tax-efficient Reverse Morris Trust transaction ("Transaction"). Dow will record a significant gain on this Transaction in the fourth quarter of 2015. See Note 21 to the Consolidated Financial Statements for additional information.

On October 22, 2015, the Company announced its Kuwait joint ventures will be restructured over approximately the next nine months, resulting in a different ownership structure and enabling strategic growth for these companies. These transactions have been documented via non-binding Heads of Agreements, subject to finalization of definitive agreements. In the first phase, expected to close by year-end 2015, EQUATE Petrochemical Company K.S.C. will acquire the MEGlobal entities, which will result in the Company reducing its overall ownership interest in MEGlobal in exchange for an expected $1.5 billion in pretax proceeds. In the second phase, targeted for mid-2016, Dow will further reduce its overall ownership interest in Greater EQUATE.

PERFORMANCE PLASTICS
The Performance Plastics segment is a market-oriented portfolio comprised of Dow Elastomers, Dow Electrical and Telecommunications, Dow Packaging and Specialty Plastics, Energy and Hydrocarbons. The segment also includes the results of The Kuwait Styrene Company K.S.C. ("TKSC"), The SCG-Dow Group and Univation; as well as, a portion of the results of EQUATE, TKOC, Map Ta Phut Olefins Company Limited and Sadara, all joint ventures of the Company.

On May 5, 2015, Univation, previously a 50:50 joint venture between Dow and ExxonMobil, became a wholly owned subsidiary of Dow as a result of ExxonMobil redeeming its entire equity interest in Univation in exchange for certain assets and liabilities of Univation. Prior to this transaction, the Company's share of Univation's results of operations was reported as "Equity in earnings of nonconsolidated affiliates" in the consolidated statements of income. Beginning in May 2015, Univation's results of operations are fully consolidated in the Company's consolidated statements of income. See Note 4 to the Consolidated Financial Statements for additional information on this step acquisition.

Sales for the Energy business are primarily opportunistic merchant sales driven by market conditions and sales to customers located on Dow manufacturing sites. Sales for the Hydrocarbons business are comprised primarily of monomers and ethylene by-products that are not required for internal use. Hydrocarbons sales can fluctuate significantly based on ethylene production facility feedslates and operating rates, derivative demand and market prices for monomers and by-products. The Hydrocarbons business transfers materials to Dow's derivative businesses and the Energy business supplies utilities to Dow's businesses at net cost, resulting in EBITDA that is at or near break-even for both businesses.

Performance Plastics	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014
Sales	$4,665	$5,686	$13,740	$16,921
Price change from comparative period	(24)%	N/A	(23)%	N/A
Volume change from comparative period	6%	N/A	4%	N/A
Volume change, excluding acquisitions	5%	N/A	4%	N/A
Equity earnings	$50	$64	$174	$200
EBITDA	$1,349	$1,245	$3,837	$3,228
Certain items impacting EBITDA	$—	$—	$337	$—

Performance Plastics, Excluding Acquisitions, Hydrocarbons and Energy	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014
Price change from comparative period	(16)%	N/A	(15)%	N/A
Volume change from comparative period	4%	N/A	6%	N/A

Performance Plastics sales in the third quarter of 2015 were $4,665 million, down 18 percent from $5,686 million in the third quarter of 2014, with price down 24 percent and volume up 6 percent. Price decreased across all geographic areas and all businesses in response to significantly lower raw material costs and the unfavorable impact of currency, which accounted for approximately 20 percent of the decline in price. Double-digit price declines were reported in Hydrocarbons as prices for monomers and ethylene by-products are generally correlated to Brent crude oil prices, which declined approximately 50 percent compared with the third quarter of 2014. Volume was up 6 percent with growth in all geographic areas and businesses. Dow Packaging and Specialty Plastics volume increased across all geographic areas, except North America, as demand improved in the food and specialty packaging industries and for hygiene and medical products. Dow Elastomers volume was higher in all geographic areas, except Asia Pacific, due to improved raw material supply and higher demand in the transportation, infrastructure, and consumer goods market sectors. Dow Electrical and Telecommunications volume increased in Asia Pacific and EMEAI and most notably in the power market which more than offset a decline in Latin America. Hydrocarbons reported volume gains in North America due to increased liquid petroleum gas cracking which more than offset declines in the other geographic areas. Excluding the impact of acquisitions and Hydrocarbons and Energy sales, price decreased 16 percent and volume increased 4 percent.

EBITDA in the third quarter of 2015 was $1,349 million, up from $1,245 million in the third quarter of 2014. EBITDA improved compared with the same quarter last year primarily due to lower feedstock and energy costs, higher sales volume and improved equity earnings from The SCG-Dow Group which more than offset the impact of lower selling prices and lower equity earnings from EQUATE. In addition, the third quarter of 2014 was negatively impacted by an unplanned ethylene production outage in Canada.

Performance Plastics sales for the first nine months of 2015 were $13,740 million, a decrease of 19 percent from $16,921 million in the first nine months of 2014. Compared with the same period last year, price declined in all geographic areas and all businesses in response to significantly lower raw material costs and the unfavorable impact of currency, which accounted for nearly 25 percent of the price decline. Volume was up in all geographic areas. Volume gains in Dow Packaging and Specialty Plastics and Dow Elastomers more than offset declines in the Dow Electrical and Telecommunications, Energy and Hydrocarbons businesses.

EBITDA for the first nine months of 2015 was $3,837 million, up from $3,228 million in the first nine months of 2014. EBITDA improved compared with the first nine months of 2014 as the impact of lower feedstock and energy costs, higher sales volume and improved equity earnings from The SCG-Dow Group more than offset the impact of lower selling prices and lower equity earnings from EQUATE and higher equity losses from Sadara. In addition, EBITDA for the first nine months of 2015 was positively impacted by a pretax gain of $349 million related to the step acquisition of Univation and negatively impacted by $12 million of restructuring charges, consisting of asset write-downs and write-offs. See Note 3 to the Consolidated Financial Statements for information on the restructuring charges and Note 4 for additional information on the Univation step acquisition.

On October 22, 2015, the Company announced its Kuwait joint ventures will be restructured over approximately the next nine months, resulting in a different ownership structure and enabling strategic growth for these companies. These transactions have been documented via non-binding Heads of Agreements, subject to finalization of definitive agreements. In the first phase, expected to close by year-end 2015, EQUATE Petrochemical Company K.S.C. will acquire the MEGlobal entities, which will result in the Company reducing its overall ownership interest in MEGlobal in exchange for an expected $1.5 billion in pretax proceeds. In the second phase, targeted for mid-2016, Dow will further reduce its overall ownership interest in Greater EQUATE.

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

Corporate	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014
Sales	$54	$70	$190	$241
Equity losses	$(10)	$(6)	$(21)	$(21)
EBITDA	$(162)	$(181)	$(659)	$(360)
Certain items impacting EBITDA	$(51)	$(12)	$(381)	$(30)

Sales for Corporate, which primarily relate to the Company's insurance operations, were $54 million in the third quarter of 2015, down from $70 million the third quarter of 2014. For the first nine months of 2015, sales were $190 million, down from $241 million in the same period of 2014.

EBITDA in the third quarter of 2015 was a loss of $162 million, compared with a loss of $181 million in the same period last year. In the third quarter of 2015, EBITDA was negatively impacted by $51 million of costs associated with portfolio and productivity actions. EBITDA in the third quarter of 2014 was unfavorably impacted by $12 million of costs associated with portfolio and productivity actions.

EBITDA for the first nine months of 2015 was a loss of $659 million, compared with a loss of $360 million in the same period last year. During the first nine months of 2015, EBITDA was negatively impacted by $255 million of restructuring charges and $126 million of costs associated with portfolio and productivity actions. EBITDA in the first nine months of 2014 was unfavorably impacted by $30 million of costs associated with portfolio and productivity actions. See Note 3 to the Consolidated Financial Statements for additional information on the Company's 2015 restructuring program.

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents of $7,623 million at September 30, 2015 and $5,654 million at December 31, 2014, of which $4,833 million at September 30, 2015 and $3,633 million at December 31, 2014 was held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. At September 30, 2015, management believed that sufficient liquidity was available in the United States. However, in the unusual event that additional foreign funds are needed in the United States, the Company has the ability to repatriate additional funds. The repatriation could result in an adjustment to the tax liability after considering available foreign tax credits and other tax attributes. It is not practicable to calculate the unrecognized deferred tax liability on undistributed foreign earnings.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Nine Months Ended
In millions	Sep 30, 2015	Sep 30, 2014
Cash provided by (used in):
Operating activities	$5,175	$3,745
Investing activities	(1,240)	(1,899)
Financing activities	(1,841)	(1,957)
Effect of exchange rate changes on cash	(125)	(61)
Summary
Increase (decrease) in cash and cash equivalents	$1,969	$(172)
Cash and cash equivalents at beginning of year	5,654	5,940
Cash and cash equivalents at end of period	$7,623	$5,768

Cash Flows from Operating Activities
In the first nine months of 2015, cash provided by operating activities increased primarily due to improvements in working capital and increased earnings.

Cash Flows from Investing Activities
In the first nine months of 2015, cash used in investing activities was $1,240 million, primarily due to capital expenditures, including U.S. Gulf Coast projects, and investments in and loans to nonconsolidated affiliates, primarily with Sadara, which were partially offset by proceeds received on divestitures, including the divestiture of ANGUS Chemical Company, the global Sodium Borohydride business and the AgroFresh business. In the first nine months of 2014, cash used in investing activities was $1,899 million, primarily due to capital spending related to U.S. Gulf Coast projects which was partially offset by proceeds received on the sale-leaseback of a significant portion of the Company's North American railcar fleet.

Capital spending was $2,817 million in the first nine months of 2015, compared with $2,466 million in the first nine months of 2014, reflecting increased spending on projects related to the Company's U.S. Gulf Coast investments. The Company expects capital spending in 2015 to be approximately $3.9 billion.

During the first nine months of 2015, the Company loaned $560 million to Sadara, of which $280 million was converted to equity during the second quarter of 2015. The Company expects to loan approximately $400 million to Sadara in the fourth quarter of 2015. All or a portion of the outstanding loans to Sadara could potentially be converted into equity in future periods. See Note 7 to the Consolidated Financial Statements for additional information.

Cash Flows from Financing Activities
In the first nine months of 2015, cash used in financing activities decreased compared with the same period last year, primarily due to decreased purchases of treasury stock and lower payments on long-term debt which were partially offset by reduced proceeds on the issuance of long-term debt, reduced proceeds on the issuance of common stock and higher dividends paid to stockholders.

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

The following table provides a reconciliation of free cash flow to "Cash provided by operating activities" for the nine-month periods ended September 30, 2015 and September 30, 2014:

Reconciliation of Free Cash Flow to "Cash Provided by Operating Activities" In millions	Nine Months Ended
	Sep 30, 2015	Sep 30, 2014
Cash provided by operating activities	$5,175	$3,745
- Capital expenditures	2,817	2,466
Free Cash Flow	$2,358	$1,279

Net Working Capital
The following table presents working capital and certain balance sheet ratios:

Net Working Capital In millions	Sep 30, 2015		Dec 31, 2014
Current assets	$24,852		$24,267
Current liabilities	13,205		11,593
Net working capital	$11,647		$12,674
Current ratio	1.88	:1	2.09	:1
Days-sales-outstanding-in-receivables	48		46
Days-sales-in-inventory	77		69

Net working capital decreased from December 31, 2014 to September 30, 2015, primarily due to an increase in the current portion of long-term debt. Days-sales-outstanding-in-receivables increased 2 days in the first nine months of 2015. Days sales-in-inventory increased 8 days in the first nine months of 2015, primarily due to higher feedstock inventories.

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

Commercial Paper
Dow issues promissory notes under its U.S. and Euromarket commercial paper programs. The Company had no commercial paper outstanding at September 30, 2015 or December 31, 2014. The Company maintains access to the commercial paper market at competitive rates.

Committed Credit Facilities
In the event Dow has short-term liquidity needs and is unable to issue commercial paper for any reason, Dow has the ability to access liquidity through its committed and available credit facilities, as summarized below:

Committed and Available Credit Facilities at September 30, 2015
In millions	Effective Date	Committed Credit	Available Credit	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility (1)	March 2015	$5,000	$5,000	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2016	Floating rate
Term Loan Facility	March 2013	300	—	March 2016	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	280	280	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	200	200	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	August 2016	Floating rate
Total Committed and Available Credit Facilities		$6,280	$5,980

(1)	The prior credit facility was terminated and replaced with a new credit facility, with substantially similar terms and conditions, on March 24, 2015.

Subsequent Event
The $300 million Term Loan Facility was retired as part of a debt exchange offer related to the Reverse Morris Trust transaction that took place on October 5, 2015. See Notes 12 and 21 to the Consolidated Financial Statements for additional information on the Reverse Morris Trust transaction.

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

Shelf Registration - Japan
At September 30, 2015, the Company had Japanese yen 50 billion (approximately $415 million) of securities available for issuance under a shelf registration renewed with the Kanto Local Finance Bureau of the Ministry of Finance of Japan effective December 13, 2014, which will expire on December 12, 2016.

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

As Dow continues to maintain its strong balance sheet and financial flexibility, management is focused on net debt, as Dow believes this is the best representation of the Company’s financial leverage at this point in time. As shown in the following table, net debt is equal to total gross debt minus "Cash and cash equivalents." At September 30, 2015, net debt as a percent of total capitalization was 32.4 percent.

Total Debt In millions	Sep 30, 2015	Dec 31, 2014
Notes payable	$426	$551
Long-term debt due within one year	1,850	394
Long-term debt	17,462	18,838
Gross debt	$19,738	$19,783
Cash and cash equivalents	$7,623	$5,654
Net debt	$12,115	$14,129
Gross debt as a percent of total capitalization	43.9%	45.6%
Net debt as a percent of total capitalization	32.4%	37.5%

Dow's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. The Company's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of the Company's consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement ("Revolving Credit Facility") equals or exceeds $500 million. The ratio of the Company's consolidated indebtedness to consolidated capitalization as defined in the Revolving Credit Facility was 0.42 to 1.00 at September 30, 2015. Management believes the Company was in compliance with all of its covenants and default provisions at September 30, 2015. For information on Dow's covenants and default provisions, see Note 16 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

Subsequent Events
On October 5, 2015, the Company announced (i) it had completed the transfer of its U.S. Gulf Coast Chlor-Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses ("chlorine value chain") into a new company ("Splitco"), (ii) participating Dow shareholders tendered, and the Company accepted, Dow shares for Splitco shares in a public exchange offer, and (iii) Splitco merged with a wholly owned subsidiary of Olin Corporation ("Olin") in a tax efficient Reverse Morris Trust transaction (collectively, the “Transaction”). Under the terms of a debt exchange offer, the Company received $1,220 million principal amount of new debt instruments from Splitco, which were subsequently transferred to certain investment banks in a non-cash fair value exchange for $1,154 million principal amount of the Company’s outstanding debt instruments owned by such investment banks (see Notes 12 and 21 to the Consolidated Financial Statements for additional information on the Reverse Morris Trust transaction). As a result of this debt exchange and related transactions, the Company retired $1,161 million of certain notes in the fourth quarter of 2015. In addition, upon closing of the Transaction, the Company's net debt as a percentage of total capitalization was reduced to 27.8 percent.

On October 16, 2015, the Company announced an early redemption of certain outstanding InterNotes totaling $395 million aggregate principal amount. The InterNotes are classified as "Long-term debt due within one year" in the consolidated balance sheets at September 30, 2015, and will be redeemed in full on November 15, 2015.

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

Dividends
On September 4, 2015, the Board of Directors declared a quarterly dividend of $0.42 per share, payable October 30, 2015, to stockholders of record on September 30, 2015. Since 1912, the Company has maintained or increased the amount of the quarterly dividend, adjusted for stock splits, with the exception of February 12, 2009. During this 104-year period, Dow has increased the amount of the quarterly dividend 51 times (approximately 12 percent of the time), reduced the dividend once and maintained the amount of the quarterly dividend approximately 88 percent of the time.

On September 4, 2015, the Board of Directors declared a quarterly dividend of $85 million to Cumulative Convertible Perpetual Preferred Stock, Series A shareholders of record on September 15, 2015, which was paid on October 1, 2015. Ongoing dividends related to Cumulative Convertible Perpetual Preferred Stock, Series A will accrue at the rate of $85 million per quarter, and are payable quarterly subject to Board of Directors’ approval.

Subsequent Event
On October 22, 2015, the Company announced the Board of Directors declared a 10 percent increase in the Company's quarterly dividend, from $0.42 per share to $0.46 per share. This brings the Company’s annualized dividend to $1.84 per share. The dividend will be payable on January 29, 2016, to shareholders of record on December 31, 2015.

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

During the first three months of 2015, the Company purchased 10.3 million shares of common stock at a cost of $500 million. The Company did not purchase any shares of common stock during the second and third quarters of 2015. At September 30, 2015, approximately $4.5 billion of the share buy-back program authorization remained available for additional repurchases.

Subsequent Events
On October 5, 2015, the Company announced (i) it had completed the transfer of its U.S. Gulf Coast Chlor-Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses ("chlorine value chain") into a new company ("Splitco"), (ii) participating Dow shareholders tendered, and the Company accepted, Dow shares for Splitco shares in a public exchange offer, and (iii) Splitco merged with a wholly owned subsidiary of Olin Corporation (“Olin”) in a tax efficient Reverse Morris Trust transaction (collectively, the “Transaction”). Dow shareholders who participated in the public exchange offer tendered 34.1 million shares of Dow common stock in exchange for 100 million shares of Splitco. Following the merger of Splitco with Olin, each share of Splitco common stock was automatically converted to the right to receive 0.87482759 shares of Olin common stock, or 87.5 million shares which represented approximately 52.7 percent of Olin’s common stock outstanding. As a result of this non-cash share exchange offer, the Company will record an increase of $1,523 million in “Treasury stock at cost”

in the consolidated balance sheets in the fourth quarter of 2015, which is valued based on Dow’s opening stock price on October 5, 2015. The Company’s outstanding shares will be reduced by 3 percent as a result of the Transaction. The Dow common shares tendered and the resulting increase in "Treasury stock at cost" will be used to fund a portion of the Company's share buyback program. See Note 21 to the Consolidated Financial Statements for additional information on this Transaction.

On October 22, 2015, the Company announced it expects to accelerate its $5 billion share buyback tranche – with plans to repurchase $1 billion of shares in the fourth quarter of 2015, which is in addition to the $1.5 billion of shares redeemed as part of the Company's split-off transaction with Olin. The remaining $2 billion of the $5 billion buyback tranche is anticipated to be completed in 2016. Once completed, Dow will have executed $9.5 billion in share repurchases since 2013.

For additional information related to the share repurchase program, see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Restructuring
The activities related to the 2015 restructuring program are expected to result in additional cash expenditures of $149 million, primarily through June 30, 2017, related to severance costs and costs associated with exit and disposal activities, including environmental remediation (see Note 3 to the Consolidated Financial Statements). The Company expects to incur additional costs in the future related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations, and to ensure competitiveness across its businesses and geographic areas. Future costs are expected to include demolition costs related to closed facilities and restructuring plan implementation costs; these costs will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

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

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. The Company had outstanding guarantees at September 30, 2015 of $5,649 million, down from $5,993 million at December 31, 2014. Additional information related to guarantees can be found in the “Guarantees” section of Note 10 to the Consolidated Financial Statements.

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

The table below provides information regarding asbestos-related claims filed against Union Carbide and Amchem based on criteria developed by Union Carbide and its external consultants. Union Carbide had a significant increase in the number of claims settled, dismissed or otherwise resolved in 2015, resulting from a detailed review of the status of individual claims and an update to criteria used to classify claims.

	2015	2014
Claims unresolved at January 1	26,116	29,005
Claims filed	5,919	6,821
Claims settled, dismissed or otherwise resolved	(13,568)	(6,600)
Claims unresolved at September 30	18,467	29,226
Claimants with claims against both UCC and Amchem	(6,714)	(8,261)
Individual claimants at September 30	11,753	20,965

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

Dow uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Company is a variance/covariance model. This model uses a 97.5 percent confidence level and includes at least one year of historical data. The September 30, 2015, 2014 year-end and 2014 average daily VAR for the aggregate of all positions are shown below. These amounts are immaterial relative to the total equity of the Company.

Total Daily VAR by Exposure Type		2014
In millions	At Sep 30, 2015	Year-end	Average
Commodities	$22	$13	$9
Equities	$17	$10	$10
Foreign exchange	$1	$4	$5
Interest rate	$109	$119	$114
Composite	$149	$145	$138

The Company’s daily VAR for the aggregate of all positions increased from a composite VAR of $145 million at December 31, 2014 to a composite VAR of $149 million at September 30, 2015. The primary driver for the net increase in aggregate VAR was an increase in volatility of commodities and equities which was partially offset by a decrease in the market value of fixed income. See Note 10 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, for further disclosure regarding market risk.

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

The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred during the third quarter of 2015. For a summary of the history and current status of this matter, see Note 10 to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

Environmental Matters
On January 22, 2015, Dow Olefinverbund GmbH ("Dow Olefinverbund"), a German-based wholly owned subsidiary of the Company, received notification from Umweltbundesamt, Deutsche Emissionshandelsstelle (Federal Environment Agency, German Emissions Trading Authority or "DEHSt") that it had identified an error in that an undefined number of carbon dioxide ("CO2") certificates were omitted from Dow Olefinverbund's 2013 CO2 emissions reports for the Boehlen manufacturing site. The notification indicated that Dow Olefinverbund could be assessed a penalty in excess of $100,000. Dow Olefinverbund submitted a revised 2013 CO2 emissions report including the omitted certificates on February 11, 2015. On April 16, 2015, Dow Olefinverbund received a notice of assessment on this matter from DEHSt in the amount of EUR 5,138,640.50. Dow Olefinverbund filed a response on April 30, 2015, indicating its objection to the penalty. On October 13, 2015, the DEHSt notified Dow Olefinverbund that a penalty will not be assessed as it is contrary to the Emissions Trading Directive, based on a ruling by the European Court in a similar matter. As a result, the Company now considers this matter closed.

In a meeting on July 22, 2015, Rohm and Haas Company and Rohm and Haas Chemicals LLC (collectively, “ROH”), wholly owned subsidiaries of the Company, were informed by representatives of the U.S. Environmental Protection Agency (“EPA”) of the EPA’s intent to seek injunctive relief and assess a civil penalty in excess of $100,000 for alleged violations of the General Duty Clause of the Clean Air Act at ROH’s Louisville, Kentucky, site. Discussions between ROH and the EPA are ongoing.

ITEM 1A.  RISK FACTORS
There were no material changes in the Company's risk factors in the third quarter of 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended September 30, 2015:

Issuer Purchases of Equity Securities		Average price paid per share	Total number of shares purchased as part of the Company's publicly announced share repurchase program (1)	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program (1) (In Millions)
Period	Total number of shares purchased
July 2015	—	$—	—	$4,500
August 2015	—	$—	—	$4,500
September 2015	—	$—	—	$4,500
Third quarter 2015	—	$—	—	$4,500

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

Subsequent Events
On October 5, 2015, the Company announced (i) it had completed the transfer of its U.S. Gulf Coast Chlor-Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses ("chlorine value chain") into a new company ("Splitco"), (ii) participating Dow shareholders tendered, and the Company accepted, Dow shares for Splitco shares in a public exchange offer, and (iii) Splitco merged with a wholly owned subsidiary of Olin Corporation (“Olin”) in a tax efficient Reverse Morris Trust transaction (collectively, the “Transaction”). Dow shareholders who participated in the public exchange offer tendered 34.1 million shares of Dow common stock in exchange for 100 million shares of Splitco. Following the merger of Splitco with Olin, each share of Splitco common stock was automatically converted to the right to receive 0.87482759 shares of Olin common stock, or 87.5 million shares which represented approximately 52.7 percent of Olin’s common stock outstanding. As a result of this non-cash share exchange offer, the Company will record an increase of $1,523 million in “Treasury stock at cost” in the consolidated balance sheets in the fourth quarter of 2015, which is valued based on Dow’s opening stock price on October 5, 2015. The Company’s outstanding shares will be reduced by 3 percent as a result of the Transaction. The Dow common shares tendered and the resulting increase in "Treasury stock at cost" will be used to fund a portion of the Company's share buyback program. See Note 21 to the Consolidated Financial Statements for additional information on this Transaction.

On October 22, 2015, the Company announced it expects to accelerate its $5 billion share buyback tranche – with plans to repurchase $1 billion of shares in the fourth quarter of 2015, which is in addition to the $1.5 billion of shares redeemed as part of the Company's split-off transaction with Olin. The remaining $2 billion of the $5 billion buyback tranche is anticipated to be completed in 2016. Once completed, Dow will have executed $9.5 billion in share repurchases since 2013.

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
Date: October 27, 2015

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