Form 10-Q
period 2016-03-31
DOW CHEMICAL CO /DE/
filed 2016-04-29
CIK 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2016

or

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☑ No

Outstanding at
Class	March 31, 2016
Common Stock, par value $2.50 per share	1,122,827,921 shares

The Dow Chemical Company
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2016

The Dow Chemical Company and Subsidiaries

Throughout this Quarterly Report on Form 10-Q, except as otherwise noted by the context, the terms "Company" or "Dow" as used herein mean The Dow Chemical Company and its consolidated subsidiaries.

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

This document also contains statements about Dow's agreement to effect an all-stock, merger of equals strategic combination with E. I. du Pont de Nemours and Company ("DuPont") resulting in a new combined company ("DowDuPont") and then, subsequent to the merger, Dow and DuPont intend to pursue the separation of DowDuPont's agriculture business, specialty business and material science business through one or more tax-efficient transactions (collectively, the "Transaction"). Many factors could cause actual results to differ materially from these forward-looking statements with respect to the Transaction, including (i) the completion of the proposed Transaction on anticipated terms and timing, including obtaining shareholder and regulatory approvals, anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the new combined company’s operations and other conditions to the completion of the merger, (ii) the ability of Dow and DuPont to integrate the business successfully and to achieve anticipated synergies, risks and costs and pursuit and/or implementation of the potential separation, including anticipated timing, and any changes to the configuration of businesses included in the potential separation, if implemented, (iii) potential litigation relating to the proposed Transaction that could be instituted against Dow, DuPont or their respective directors, (iv) the risk that disruptions from the proposed Transaction will harm Dow’s or DuPont’s business, including current plans and operations, (v) the ability of Dow or DuPont to retain and hire key personnel, (vi) potential adverse reactions or changes to business relationships resulting from the announcement or completion of the merger, (vii) uncertainty as to the long-term value of DowDuPont common stock, (viii) continued availability of capital and financing and rating agency actions, (ix) legislative, regulatory and economic developments, (x) potential business uncertainty during the pendency of the merger that could affect Dow’s and/or DuPont’s economic performance, (xi) certain contractual restrictions that could be imposed on Dow and/or DuPont during the pendency of the merger that might impact Dow’s or DuPont’s ability to pursue certain business opportunities or strategic transactions and (xii) unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, as well as management’s response to any of the aforementioned factors. These risks, as well as other risks associated with the proposed merger, are more fully discussed in the joint proxy statement/prospectus that is included in the registration statement on Form S-4 (File No. 333-209869) that was filed with the U.S. Securities and Exchange Commission in connection with the proposed merger. While the list of factors presented here is, and the list of factors presented in the registration statement on Form S-4 are, considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on Dow’s or DuPont’s consolidated financial condition, results of operations, credit rating or liquidity. Neither Dow nor DuPont assumes any obligation to publicly provide revisions or updates to any forward-looking statements, whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (see Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2015). The Dow Chemical Company undertakes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions, except per share amounts (Unaudited)	Mar 31, 2016	Mar 31, 2015
Net Sales	$10,703	$12,370
Cost of sales	7,951	9,535
Research and development expenses	361	383
Selling, general and administrative expenses	742	752
Amortization of intangibles	103	102
Restructuring credits	(2)	—
Equity in earnings of nonconsolidated affiliates	39	168
Sundry income (expense) - net	(1,241)	663
Interest income	20	17
Interest expense and amortization of debt discount	201	241
Income Before Income Taxes	165	2,205
Provision (Credit) for income taxes	(110)	686
Net Income	275	1,519
Net income attributable to noncontrolling interests	21	41
Net Income Attributable to The Dow Chemical Company	254	1,478
Preferred stock dividends	85	85
Net Income Available for The Dow Chemical Company Common Stockholders	$169	$1,393

Per Common Share Data:
Earnings per common share - basic	$0.15	$1.22
Earnings per common share - diluted	$0.15	$1.18

Dividends declared per share of common stock	$0.46	$0.42
Weighted-average common shares outstanding - basic	1,102.9	1,135.7
Weighted-average common shares outstanding - diluted	1,117.3	1,246.7

Depreciation	$456	$486
Capital Expenditures	$820	$903
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2016	Mar 31, 2015
Net Income	$275	$1,519
Other Comprehensive Income (Loss), Net of Tax
Net change in unrealized gains on investments	19	(2)
Translation adjustments	328	(937)
Adjustments to pension and other postretirement benefit plans	92	125
Net losses on cash flow hedging derivative instruments	(34)	(9)
Other comprehensive income (loss)	405	(823)
Comprehensive Income	680	696
Comprehensive income attributable to noncontrolling interests, net of tax	37	41
Comprehensive Income Attributable to The Dow Chemical Company	$643	$655
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Mar 31, 2016	Dec 31, 2015
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2016: $202; 2015: $158)	$6,610	$8,577
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2016: $99; 2015: $94)	4,491	4,078
Other	4,270	3,768
Inventories	7,298	6,871
Other current assets	665	647
Total current assets	23,334	23,941
Investments
Investment in nonconsolidated affiliates	4,197	3,958
Other investments (investments carried at fair value - 2016: $1,892; 2015: $1,866)	2,939	2,923
Noncurrent receivables	572	765
Total investments	7,708	7,646
Property
Property	52,152	50,802
Less accumulated depreciation	33,732	32,948
Net property (variable interest entities restricted - 2016: $1,079; 2015: $1,717)	18,420	17,854
Other Assets
Goodwill	12,214	12,154
Other intangible assets (net of accumulated amortization - 2016: $3,917; 2015: $3,770)	3,591	3,617
Deferred income tax assets - noncurrent	2,537	2,140
Asbestos-related insurance receivables - noncurrent	48	51
Deferred charges and other assets	588	535
Total other assets	18,978	18,497
Total Assets	$68,440	$67,938
Liabilities and Equity
Current Liabilities
Notes payable	$491	$454
Long-term debt due within one year	256	541
Accounts payable:
Trade	3,729	3,577
Other	2,324	2,287
Income taxes payable	312	452
Dividends payable	595	592
Accrued and other current liabilities	3,975	3,212
Total current liabilities	11,682	11,115
Long-Term Debt (variable interest entities nonrecourse - 2016: $485; 2015: $487)	16,229	16,215
Other Noncurrent Liabilities
Deferred income tax liabilities - noncurrent	575	587
Pension and other postretirement benefits - noncurrent	8,752	9,119
Asbestos-related liabilities - noncurrent	374	387
Other noncurrent obligations	4,394	4,332
Total other noncurrent liabilities	14,095	14,425
Stockholders’ Equity
Preferred stock, series A	4,000	4,000
Common stock	3,107	3,107
Additional paid-in capital	4,809	4,936
Retained earnings	28,074	28,425
Accumulated other comprehensive loss	(8,262)	(8,667)
Unearned ESOP shares	(264)	(272)
Treasury stock at cost	(5,865)	(6,155)
The Dow Chemical Company’s stockholders’ equity	25,599	25,374
Non-redeemable noncontrolling interests	835	809
Total equity	26,434	26,183
Total Liabilities and Equity	$68,440	$67,938
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
In millions (Unaudited)	Mar 31, 2016	Mar 31, 2015
Operating Activities
Net Income	$275	$1,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	607	634
Credit for deferred income tax	(451)	(51)
Earnings of nonconsolidated affiliates less than dividends received	360	407
Pension contributions	(448)	(325)
Net gain on sales of investments	(12)	(22)
Net gain on sales of property, businesses and consolidated companies	(8)	(706)
Restructuring credits	(2)	—
Excess tax benefits from share-based payment arrangements	(26)	(2)
Other net loss	34	17
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(1,043)	(81)
Proceeds from interests in trade accounts receivable conduits	187	285
Inventories	(432)	(62)
Accounts payable	135	(326)
Other assets and liabilities	876	(29)
Cash provided by operating activities	52	1,258
Investing Activities
Capital expenditures	(820)	(903)
Proceeds from sales of property, businesses and consolidated companies, net of cash divested	32	1,375
Acquisitions of businesses	(167)	(79)
Investments in and loans to nonconsolidated affiliates	(245)	(125)
Distributions and loan repayments from nonconsolidated affiliates	3	1
Purchases of investments	(121)	(83)
Proceeds from sales and maturities of investments	155	134
Cash provided by (used in) investing activities	(1,163)	320
Financing Activities
Changes in short-term notes payable	(54)	(39)
Proceeds from issuance of long-term debt	29	102
Payments on long-term debt	(360)	(13)
Purchases of treasury stock	—	(500)
Proceeds from sales of common stock	92	106
Transaction financing, debt issuance and other costs	(2)	(1)
Excess tax benefits from share-based payment arrangements	26	2
Contributions from noncontrolling interests	—	14
Distributions to noncontrolling interests	(11)	(9)
Dividends paid to stockholders	(591)	(563)
Cash used in financing activities	(871)	(901)
Effect of Exchange Rate Changes on Cash	15	(43)
Summary
Increase (decrease) in cash and cash equivalents	(1,967)	634
Cash and cash equivalents at beginning of period	8,577	5,654
Cash and cash equivalents at end of period	$6,610	$6,288
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended
In millions, except per share amounts (Unaudited)	Mar 31, 2016	Mar 31, 2015
Preferred Stock
Balance at beginning of year and end of period	$4,000	$4,000
Common Stock
Balance at beginning of year and end of period	3,107	3,107
Additional Paid-in Capital
Balance at beginning of year	4,936	4,846
Common stock issued / sold	92	106
Stock-based compensation and allocation of ESOP shares	(219)	(160)
Balance at end of period	4,809	4,792
Retained Earnings
Balance at beginning of year	28,425	23,045
Net income available for The Dow Chemical Company common stockholders	169	1,393
Dividends declared on common stock (per share - 2016: $0.46; 2015: $0.42)	(509)	(477)
Dividend equivalents on participating securities	(11)	(5)
Balance at end of period	28,074	23,956
Accumulated Other Comprehensive Loss
Balance at beginning of year	(8,667)	(8,017)
Other comprehensive income (loss)	405	(823)
Balance at end of period	(8,262)	(8,840)
Unearned ESOP Shares
Balance at beginning of year	(272)	(325)
Shares allocated to ESOP participants	8	35
Balance at end of period	(264)	(290)
Treasury Stock
Balance at beginning of year	(6,155)	(4,233)
Purchases	—	(500)
Issuances - compensation plans	290	245
Balance at end of period	(5,865)	(4,488)
The Dow Chemical Company’s Stockholders’ Equity	25,599	22,237
Non-redeemable Noncontrolling Interests	835	977
Total Equity	$26,434	$23,214
See Notes to the Consolidated Financial Statements.

(Unaudited)	The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 1. Financial Statements Notes to the Consolidated Financial Statements

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS
The unaudited interim consolidated financial statements of The Dow Chemical Company and its subsidiaries (“Dow” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

In the first quarter of 2016, the Company early adopted Accounting Standards Update ("ASU") 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." The Company elected to apply the new guidance on a retrospective basis and, as a result, changes have been made to the presentation of deferred income tax assets and liabilities in the consolidated balance sheets at December 31, 2015. See Note 2 for additional information. In addition, a change was made to the prior year consolidated balance sheets to reclassify prepaid tax assets of $293 million to "Other current assets." A summary of the changes made to the consolidated balance sheets at December 31, 2015, is included in the following table:

Summary of Changes to the Consolidated Balance Sheets at December 31, 2015
In millions	As Filed	Updated
Deferred income tax assets - current	$827	$—
Other current assets	$354	$647
Total current assets	$24,475	$23,941
Deferred income tax assets - noncurrent	$1,694	$2,140
Total other assets	$18,051	$18,497
Total Assets	$68,026	$67,938
Deferred income tax liabilities - current	$100	$—
Total current liabilities	$11,215	$11,115
Deferred income tax liabilities - noncurrent	$575	$587
Total other noncurrent liabilities	$14,413	$14,425
Total Liabilities and Equity	$68,026	$67,938

NOTE 2 – RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
During the first quarter of 2016, the Company adopted ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," which makes changes to both the variable interest model and voting interest model and eliminates the indefinite deferral of Financial Accounting Standards Board ("FASB") Statement No. 167, included in ASU 2010-10, for certain investment funds. All reporting entities that hold a variable interest in other legal entities had to re-evaluate their consolidation conclusions as well as disclosure requirements. This ASU was effective for annual periods beginning after December 15, 2015, and early adoption was permitted, including any interim period. The adoption of this guidance did not have an impact on the consolidated financial statements.

In the first quarter of 2016, the Company adopted ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement," which provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This ASU was effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and early adoption was permitted. The adoption of this guidance did not have an impact on the consolidated financial statements.

In the first quarter of 2016, the Company early adopted ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for annual periods beginning after December 16, 2016, and interim periods within those annual periods, and may be applied prospectively or retrospectively. The change is reflected in "Deferred income tax assets - noncurrent" and "Deferred income tax liabilities - noncurrent" in the consolidated balance sheets on a retrospective basis and did not have a material impact on the consolidated financial statements. See Note 1 for additional information.

Accounting Guidance Issued But Not Adopted as of March 31, 2016
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which was issued in August 2015, revised the effective date for this ASU to annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09. The Company is currently evaluating the impact of adopting this guidance.

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

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance requires that a lessee recognize assets and liabilities for leases with lease terms of more than twelve months and recognition, presentation and measurement in the financial statements will depend on its classification as a finance or operating lease. In addition, the new guidance will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. Lessor accounting remains largely unchanged from current U.S. GAAP but does contain some targeted improvements to align with the new revenue recognition guidance issued in 2014. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, using a modified retrospective approach, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In March 2016, the FASB issued ASU 2016-06, "Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments," which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment is required to assess the embedded call (put) options solely in accordance with a four-step decision sequence. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, and should be applied on a modified retrospective basis as of the beginning of the year for which the amendments are effective, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which is an amendment to the new revenue recognition standard on assessing whether an entity is a principal or an agent in a revenue transaction. This amendment addresses implementation issues that were discussed by the Revenue Recognition Transition Resource Group ("TRG") to clarify the principal versus agent assessment and lead to more consistent application. This new standard has the same effective date and transition requirements as ASU 2014-09. The Company is currently evaluating the impact of adopting this guidance.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for share-based payment awards to employees, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted in any annual or interim period for which financial statements have not yet been issued, and all amendments in the ASU that apply must be adopted in the same period. The Company is currently evaluating the impact of adopting this guidance.

In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," which contains amendments to the new revenue recognition standard on identifying performance obligations and accounting for licenses of intellectual property, addressing issues raised by stakeholders and discussed by the TRG. The amendments related to identifying performance obligations clarify when a promised good or service is separately identifiable and allows entities to disregard items that are immaterial in the context of a contract. The licensing implementation amendments clarify how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether revenue is recognized over time or at a point in time. This new standard has the same effective date and transition requirements as ASU 2014-09. The Company is currently evaluating the impact of adopting this guidance.

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

As a result of the 2015 restructuring activities, the Company recorded pretax restructuring charges of $375 million in the second quarter of 2015 consisting of costs associated with exit and disposal activities of $10 million, severance costs of $196 million and asset write-downs and write-offs of $169 million. In the fourth quarter of 2015, the Company recorded restructuring charge adjustments of $40 million, including severance costs of $39 million for the separation of approximately 500 additional positions as part of the Company's effort to streamline the organization, and $1 million of costs associated with exit and disposal activities.

Severance Costs
The restructuring charges recorded in the second quarter of 2015 included severance of $196 million for the separation of approximately 1,750 employees under the terms of the Company's ongoing benefit arrangements. In the fourth quarter of 2015, the Company recorded an additional charge of $39 million related to the separation of approximately 500 additional employees, primarily by March 31, 2017. These costs were charged against Corporate. At December 31, 2015, severance of $92 million was paid, leaving a liability of $143 million for approximately 1,250 employees. In the first three months of 2016, severance of $30 million was paid, leaving a liability of $113 million for approximately 900 employees at March 31, 2016.

Adjustments to the 2015 Restructuring Charge
During the first quarter of 2016, the Company recorded a favorable adjustment to the 2015 restructuring charge related to the impairment of long-lived assets of $2 million, included in "Restructuring credits" in the consolidated statements of income and reflected in the Infrastructure Solutions segment.

The following table summarizes the activities related to the Company's 2015 restructuring reserve, which is included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets as shown in the following table.

2015 Restructuring Activities	Costs Associated with Exit and Disposal Activities
In millions		Severance Costs	Total
Reserve balance at Dec 31, 2015	$10	$143	$153
Cash payments	(1)	(30)	(31)
Reserve balance at Mar 31, 2016	$9	$113	$122

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

NOTE 4 – ACQUISITIONS AND DIVESTITURES
Acquisition of Cooperativa Central de Pesquisa Agrícola's Seed Business
On January 30, 2015, Dow AgroSciences LLC acquired Cooperativa Central de Pesquisa Agrícola's ("Coodetec") seed business for $169 million, of which $121 million was paid in 2015, $24 million was paid in the first quarter of 2016 and the remaining portion to be paid by the end of the first quarter of 2017. The acquisition of Coodetec's seed business is expected to advance the development of Dow AgroSciences' soybean program and strengthen the Company’s position in the corn market segment.

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

In the first quarter of 2015, the Company recognized a pretax gain of $18 million on the sale, included in "Sundry income (expense) - net" and reflected in the Performance Materials & Chemicals segment. The Company recognized an after-tax loss of $9 million on the sale, primarily due to non-deductible goodwill included with this transaction.

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

In the first quarter of 2015, the Company recognized a pretax gain of $670 million on the sale, included in "Sundry income (expense) - net" and reflected in the Performance Materials & Chemicals segment.

The Company evaluated the divestitures of SBH and ANGUS and determined they do not represent a strategic shift that has a major effect on the Company's operations and financial results and do not qualify as individually significant components of the Company. As a result, these divestitures were not reported as discontinued operations.

Reverse Morris Trust Transaction
A summary of the Reverse Morris Trust transaction can be found in Note 6 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

On October 5, 2015, the Company completed the split-off of its U.S. Gulf Coast Chlor-Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses ("chlorine value chain"). The Company has not reported the historical results of the chlorine value chain as discontinued operations in Dow's financial statements, as the divestiture of the chlorine value chain did not represent a strategic shift that had a major effect on the Company's operations and financial results. However, the chlorine value chain was considered an individually significant component and select income statement information is presented below for the three months ended March 31, 2015:

Dow Chlorine Value Chain Income Statement Information	Three Months Ended
In millions	Mar 31, 2015
Income Before Income Taxes (1)	$37
Loss before income taxes attributable to noncontrolling interests	1
Income Before Income Taxes attributable to The Dow Chemical Company (1)	$38
(1)    Excludes transaction costs associated with the separation of the chlorine value chain, which are reported below.

In the first quarter of 2015, the Company incurred pretax charges of $26 million for nonrecurring transaction costs associated with the separation of the chlorine value chain, consisting primarily of financial and professional advisory fees, legal fees and information systems infrastructure costs. These charges, which are part of costs associated with portfolio and productivity actions, were included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in Corporate.

NOTE 5 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories In millions	Mar 31, 2016	Dec 31, 2015
Finished goods	$4,057	$3,879
Work in process	1,625	1,502
Raw materials	743	730
Supplies	764	768
Total FIFO inventories	$7,189	$6,879
Adjustment of inventories to a LIFO basis	109	(8)
Total inventories	$7,298	$6,871

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the carrying amount of goodwill by operating segment:

Goodwill	Agricultural Sciences	Consumer Solutions	Infrastructure Solutions	Performance Materials & Chemicals	Performance Plastics	Total
In millions
Net goodwill at Dec 31, 2015	$1,472	$4,374	$4,382	$391	$1,535	$12,154
Acquisition of an aniline plant (1)	—	—	—	17	—	17
Foreign currency impact	—	5	24	4	10	43
Net goodwill at Mar 31, 2016	$1,472	$4,379	$4,406	$412	$1,545	$12,214

(1)	Final determination of the goodwill value assigned may result in adjustments to the preliminary value recorded at the date of acquisition.

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	At March 31, 2016			At December 31, 2015
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$2,000	$(1,125)	$875	$1,943	$(1,087)	$856
Patents	120	(109)	11	119	(108)	11
Software	1,267	(650)	617	1,253	(628)	625
Trademarks	667	(456)	211	666	(441)	225
Customer-related	3,212	(1,435)	1,777	3,164	(1,366)	1,798
Other	165	(142)	23	165	(140)	25
Total other intangible assets, finite lives	$7,431	$(3,917)	$3,514	$7,310	$(3,770)	$3,540
IPR&D (1), indefinite lives	77	—	77	77	—	77
Total other intangible assets	$7,508	$(3,917)	$3,591	$7,387	$(3,770)	$3,617

(1)	In-process research and development (“IPR&D”) purchased in a business combination.

The following table provides information regarding amortization expense related to intangible assets:

Amortization Expense	Three Months Ended
In millions	Mar 31, 2016	Mar 31, 2015
Other intangible assets, excluding software	$103	$102
Software, included in “Cost of sales”	$18	$18

Total estimated amortization expense for 2016 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2016	$478
2017	$478
2018	$456
2019	$386
2020	$354
2021	$326

NOTE 7 – NONCONSOLIDATED AFFILIATES
The table below presents summarized financial information for Dow Corning Corporation, a significant nonconsolidated affiliate (at 100 percent):

Summarized Income Statement Information	Three Months Ended
In millions	Mar 31, 2016	Mar 31, 2015
Sales	$1,316	$1,364
Gross Profit (1)	$350	$358
Net Income	$112	$185

(1)	Gross profit for the three months ended March 31, 2016 includes $57 million of "Research and development expenses" ($62 million for the three months ended March 31, 2015).

NOTE 8 – FINANCIAL INSTRUMENTS
A summary of the Company's financial instruments, risk management policies, derivative instruments and hedging activities can be found in Note 11 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. If applicable, updates have been included in the respective section below.

The following table summarizes the fair value of financial instruments at March 31, 2016 and December 31, 2015:

Fair Value of Financial Instruments
	At March 31, 2016				At December 31, 2015
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities: (1)
Debt securities:
Government debt (2)	$592	$38	$—	$630	$597	$22	$(7)	$612
Corporate bonds	621	39	(8)	652	633	26	(8)	651
Total debt securities	$1,213	$77	$(8)	$1,282	$1,230	$48	$(15)	$1,263
Equity securities	565	104	(59)	610	555	108	(60)	603
Total marketable securities	$1,778	$181	$(67)	$1,892	$1,785	$156	$(75)	$1,866
Long-term debt including debt due within one year (3)	$(16,485)	$110	$(2,027)	$(18,402)	$(16,756)	$424	$(1,668)	$(18,000)
Derivatives relating to:
Interest rates	$—	$—	$(11)	$(11)	$—	$—	$(4)	$(4)
Commodities (4)	$—	$3	$(260)	$(257)	$—	$6	$(248)	$(242)
Foreign currency	$—	$152	$(41)	$111	$—	$109	$(32)	$77

(1)	Included in “Other investments” in the consolidated balance sheets.

(2)	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

(3)	Cost includes fair value hedge adjustments of $18 million at March 31, 2016 and $18 million at December 31, 2015.

(4)	Presented net of cash collateral, as disclosed in Note 9.

Investments
The Company’s investments in marketable securities are primarily classified as available-for-sale. The following table provides the investing results from available-for-sale securities for the three-month periods ended March 31, 2016 and March 31, 2015:

Investing Results	Three Months Ended
In millions	Mar 31, 2016	Mar 31, 2015
Proceeds from sales of available-for-sale securities	$121	$114
Gross realized gains	$6	$23
Gross realized losses	$—	$(1)

The following table summarizes the contractual maturities of the Company’s investments in debt securities:

Contractual Maturities of Debt Securities at March 31, 2016
In millions	Amortized Cost	Fair Value
Within one year	$7	$7
One to five years	413	430
Six to ten years	604	637
After ten years	189	208
Total	$1,213	$1,282

At March 31, 2016, the Company had $2,650 million ($3,354 million at December 31, 2015) of held-to-maturity securities (primarily Treasury Bills) classified as cash equivalents, as these securities had maturities of three months or less at the time of purchase. The Company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. At March 31, 2016, the Company had investments in money market funds of $450 million classified as cash equivalents ($1,689 million at December 31, 2015).

The aggregate cost of the Company’s cost method investments totaled $169 million at March 31, 2016 ($157 million at December 31, 2015). Due to the nature of these investments, either the cost basis approximates fair market value or fair value is not readily determinable. These investments are reviewed quarterly for impairment indicators. The Company's impairment analysis resulted in no reduction in the cost basis of these investments for the three-month periods ended March 31, 2016 and March 31, 2015.
Accounting for Derivative Instruments and Hedging Activities
The following table provides the fair value and gross balance sheet classification of derivative instruments at March 31, 2016 and December 31, 2015:

Fair Value of Derivative Instruments In millions	Balance Sheet Classification	Mar 31, 2016	Dec 31, 2015
Asset Derivatives
Derivatives designated as hedges:
Commodities	Other current assets	$4	$3
Foreign currency	Other current assets	6	5
Total derivatives designated as hedges		$10	$8
Derivatives not designated as hedges:
Commodities	Other current assets	$—	$4
Foreign currency	Accounts and notes receivable – Other	254	156
Total derivatives not designated as hedges		$254	$160
Total asset derivatives		$264	$168
Liability Derivatives
Derivatives designated as hedges:
Interest rates	Accrued and other current liabilities	$8	$4
Interest rates	Other noncurrent obligations	3	—
Commodities	Accrued and other current liabilities	33	28
Commodities	Other noncurrent obligations	233	234
Foreign currency	Accrued and other current liabilities	22	1
Total derivatives designated as hedges		$299	$267
Derivatives not designated as hedges:
Commodities	Accrued and other current liabilities	$1	$—
Foreign currency	Accounts payable – Other	127	83
Total derivatives not designated as hedges		$128	$83
Total liability derivatives		$427	$350

Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.

The net after-tax amounts to be reclassified from "Accumulated other comprehensive loss" to income within the next 12 months are a $2 million loss for interest rate contracts, a $20 million loss for commodity contracts and a $15 million loss for foreign currency contracts.

NOTE 9 – FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 12 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. If applicable, updates have been included in the respective section below.

Fair Value Measurements on a Recurring Basis
The following tables summarize the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at March 31, 2016 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Cash equivalents (2)	$—	$3,100	$—	$—	$3,100
Interests in trade accounts receivable conduits (3)	—	—	1,195	—	1,195
Equity securities (4)	573	37	—	—	610
Debt securities: (4)
Government debt (5)	—	630	—	—	630
Corporate bonds	—	652	—	—	652
Derivatives relating to: (6)
Commodities	4	—	—	(1)	3
Foreign currency	—	260	—	(108)	152
Total assets at fair value	$577	$4,679	$1,195	$(109)	$6,342
Liabilities at fair value:
Long-term debt (7)	$—	$18,402	$—	$—	$18,402
Derivatives relating to: (6)
Interest rates	—	11	—	—	11
Commodities	7	260	—	(7)	260
Foreign currency	—	149	—	(108)	41
Total liabilities at fair value	$7	$18,822	$—	$(115)	$18,714

(1)
Cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

(2)	Treasury Bills and money market funds included in "Cash and cash equivalents" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

(3)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets. See Note 12 for additional information on transfers of financial assets.

(4)	The Company’s investments in equity and debt securities are primarily classified as available-for-sale and are included in “Other investments” in the consolidated balance sheets.

(5)	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

(6)	See Note 8 for the classification of derivatives in the consolidated balance sheets.

(7)	See Note 8 for information on fair value measurements of long-term debt.

Basis of Fair Value Measurements on a Recurring Basis at December 31, 2015 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Cash equivalents (2)	$—	$5,043	$—	$—	$5,043
Interests in trade accounts receivable conduits (3)	—	—	943	—	943
Equity securities (4)	564	39	—	—	603
Debt securities: (4)
Government debt (5)	—	612	—	—	612
Corporate bonds	—	651	—	—	651
Derivatives relating to: (6)
Commodities	5	2	—	(1)	6
Foreign currency	—	161	—	(52)	109
Total assets at fair value	$569	$6,508	$943	$(53)	$7,967
Liabilities at fair value:
Long-term debt (7)	$—	$18,000	$—	$—	$18,000
Derivatives relating to: (6)
Interest rates	—	4	—	—	4
Commodities	6	256	—	(14)	248
Foreign currency	—	84	—	(52)	32
Total liabilities at fair value	$6	$18,344	$—	$(66)	$18,284

(1)
Cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

(2)	Treasury Bills and money market funds included in "Cash and cash equivalents" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

(3)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets. See Note 12 for additional information on transfers of financial assets.

(4)	The Company’s investments in equity and debt securities are primarily classified as available-for-sale and are included in “Other investments” in the consolidated balance sheets.

(5)	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

(6)	See Note 8 for the classification of derivatives in the consolidated balance sheets.

(7)	See Note 8 for information on fair value measurements of long-term debt.
Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding liabilities. The Company posted cash collateral of $13 million at March 31, 2016 ($26 million at December 31, 2015).
The following table summarizes the changes in fair value measurements using Level 3 inputs for the three-month periods ended March 31, 2016 and March 31, 2015:

Fair Value Measurements Using Level 3 Inputs	Three Months Ended
Interests Held in Trade Receivable Conduits (1) In millions	Mar 31, 2016	Mar 31, 2015
Balance at beginning of period	$943	$1,328
Gain (loss) included in earnings (2)	(1)	1
Purchases	440	219
Settlements	(187)	(285)
Balance at end of period	$1,195	$1,263

(1)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets.

(2)	Included in “Selling, general and administrative expenses” in the consolidated statements of income.

NOTE 10 – SUPPLEMENTARY INFORMATION
The Company uses "Sundry income (expense) – net" to record a variety of income and expense items such as foreign exchange gains and losses, dividends from investments, and gains and losses on sales of investments and assets. In the first quarter of 2016, "Sundry income (expense) - net" was net expense of $1,241 million, which included a $1,235 million loss related to the settlement of the urethane matters class action lawsuit and opt-out cases, reflected in Performance Materials & Chemicals. See Note 11 for additional information. In the first quarter of 2015, "Sundry income (expense) - net" was net income of $663 million which included a $670 million gain on the divestiture of ANGUS Chemical Company and an $18 million gain on the divestiture of the global Sodium Borohydride business (both reflected in Performance Materials & Chemicals). See Note 4 for additional information.

NOTE 11 – COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At March 31, 2016, the Company had accrued obligations of $695 million for probable environmental remediation and restoration costs, including $73 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2015, the Company had accrued obligations of $670 million for probable environmental remediation and restoration costs, including $74 million for the remediation of Superfund sites.

Midland Off-Site Environmental Matters
On June 12, 2003, the Michigan Department of Environmental Quality ("MDEQ") issued a Hazardous Waste Operating License (the "License") to the Company’s Midland, Michigan, manufacturing site (the "Midland site"), which was renewed and replaced by the MDEQ on September 25, 2015, and included provisions requiring the Company to conduct an investigation to determine the nature and extent of off-site contamination in the City of Midland soils, the Tittabawassee River and Saginaw River sediment and floodplain soils, and the Saginaw Bay, and, if necessary, undertake remedial action.

City of Midland
On March 6, 2012, the Company submitted an Interim Response Activity Plan Designed to Meet Criteria ("Work Plan") to the MDEQ that involved the sampling of soil at residential properties near the Midland site for the presence of dioxins to determine where clean-up may be required and then conducting remediation for properties that sample above the remediation criteria. The MDEQ approved the Work Plan on June 1, 2012, and implementation of the Work Plan began on June 4, 2012. The Company also submitted and had approved by the MDEQ, amendments to the Work Plan. Remediation had been completed on all 132 properties that tested above the remediation criteria, and this completion is noted in the License.

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

The Tittabawassee River, beginning at the Midland site and extending down to the first six miles of the Saginaw River, are designated as the first Operable Unit for purposes of conducting the remedial investigation, feasibility study and remedial design work. This work will be performed in a largely upriver to downriver sequence for eight geographic segments of the Tittabawassee and upper Saginaw Rivers. In the first quarter of 2012, the EPA requested the Company address the

Tittabawasee River floodplain ("Floodplain") as an additional segment. In August 2014, the EPA proposed for public comment the techniques that can be used to remedy the Floodplain, including proposed site specific clean-up criteria. In January 2015, the Company and the EPA entered into an order to address remediation of the Floodplain. The remedial work is expected to take place over the next five years. The remainder of the Saginaw River and the Saginaw Bay are designated as a second Operable Unit and the work associated with that unit may also be geographically segmented. The AOC does not obligate the Company to perform removal or remedial action; that action can only be required by a separate order. The Company and the EPA will be negotiating orders separate from the AOC that will obligate the Company to perform remedial actions under the scope of work of the AOC. The Company and the EPA have entered into three separate orders to perform limited remedial actions to implement early actions - three separate orders to address remedial actions in three of the nine geographic segments in the first Operable Unit and the order to address the Floodplain.

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

At March 31, 2016, the accrual for these off-site matters was $64 million (included in the total accrued obligation of $695 million at March 31, 2016). At December 31, 2015, the Company had an accrual for these off-site matters of $62 million (included in the total accrued obligation of $670 million at December 31, 2015).

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

Based on a study completed in January 2003 by Analysis, Research & Planning Corporation (now known as Ankura Consulting Group, LLC (“Ankura”) as a result of the March 2016 merger of Analysis, Research & Planning Corporation and Ankura), Union Carbide increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. Since then, Union Carbide has compared current asbestos claim and resolution activity to the results of the most recent Ankura study at each balance sheet date to determine whether the accrual continues to be appropriate. In addition, Union Carbide has requested Ankura to review Union Carbide’s historical asbestos claim and resolution activity each year since 2004 to determine the appropriateness of updating the most recent Ankura study.

In October 2015, Union Carbide requested Ankura to review its historical asbestos claim and resolution activity and determine the appropriateness of updating its December 2014 study. In response to that request, Ankura reviewed and analyzed data through September 30, 2015. In December 2015, Ankura stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in the December 2014 study and, therefore, the estimate in that study remained applicable. Based on Union Carbide's own review of the asbestos claim and resolution activity and Ankura's response, Union Carbide determined that no change to the accrual would be required. At December 31, 2015, the asbestos-related liability for pending and future claims was $437 million. At December 31, 2015, approximately 21 percent of the recorded liability related to pending claims and approximately 79 percent related to future claims.

Based on Union Carbide’s review of 2016 activity, Union Carbide determined that no adjustment to the accrual was required at March 31, 2016. Union Carbide’s asbestos-related liability for pending and future claims was $423 million at March 31, 2016. Approximately 22 percent of the recorded liability related to pending claims and approximately 78 percent related to future claims.

Union Carbide has receivables for insurance recoveries related to its asbestos liability as well as receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage. After a review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, Union Carbide continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection. At March 31, 2016, Union Carbide's receivable for insurance recoveries related to its asbestos liability and defense and resolution costs was $53 million ($61 million at December 31, 2015).

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $17 million in the first quarter of 2016 ($24 million in the first quarter of 2015) and was reflected in "Cost of sales" in the consolidated statements of income.

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
Class Action Lawsuit
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

In 2005, the Company, among others, was named as a defendant in multiple civil class action lawsuits alleging a conspiracy to fix the price of various urethane chemical products, namely the products that were the subject of the above described DOJ antitrust investigation. These lawsuits were consolidated in the U.S. District Court for the District of Kansas (the "District Court") or have been tolled. On July 29, 2008, the District Court certified a class of purchasers of the products for the six-year period from 1999 through 2004 ("plaintiff class"). In January 2013, the class action lawsuit went to trial in the District Court with the Company as the sole remaining defendant, the other defendants having previously settled. On February 20, 2013, the jury returned a damages verdict of approximately $400 million against the Company, which ultimately was trebled by the District Court under applicable antitrust laws, less offsets from other settling defendants, resulting in a judgment entered in July 2013 in the amount of $1.06 billion. The Company appealed this judgment to the U.S. Tenth Circuit Court of Appeals ("Tenth Circuit" or "Court of Appeals"), and on September 29, 2014, the Court of Appeals issued an opinion affirming the District Court judgment. On October 14, 2014, the Company filed a petition for Rehearing or Rehearing En Banc (collectively the "Rehearing Petition") with the Court of Appeals, which was denied on November 7, 2014.

On March 9, 2015, the Company filed a petition for writ of certiorari ("Writ Petition") with the U.S. Supreme Court, seeking judicial review by the Supreme Court and requesting that it correct fundamental errors in the Circuit Court opinion. There were several compelling reasons why the Supreme Court should have granted the Writ Petition and the Company believed it was likely that the District Court judgment would be vacated. Specifically, the Company's position was that the Tenth Circuit decision violated the law as expressed by the Supreme Court as set out in Wal-Mart Stores, Inc. v. Dukes, 131 S. Ct. 2541 (2011) ("Wal-Mart") and Comcast Corp. v. Behrend, 133 S. Ct. 1426 (2013) ("Comcast"). The Tenth Circuit also did not follow accepted law from other federal circuits on dispositive case issues, including legal precedent from the U.S. First, Second, Third, Fifth, Ninth and D.C. Circuit Courts. Finally, the Company argued that the erroneous law applied by the Tenth Circuit was not supported by any other federal circuit court. In April 2015, six amici filed amicus briefs in support of the Company's Writ Petition. On June 8, 2015, the Supreme Court granted a petition for a writ of certiorari in another case, Tyson Foods, Inc. v. Bouaphakeo, PEG, et al., ("Tyson Foods") (Supreme Court No. 14-1146), which presented an issue core to the questions presented in the Company's Writ Petition: whether class-wide damages can be determined by simply applying the average injury observed in a sample. The Company's case was considered by the Supreme Court in conference on June 11, 2015. On June 15, 2015, the Supreme Court issued its decisions from its conference and did not rule on the Company's Writ Petition. Subsequently, the Writ Petition was not listed for further consideration by the Supreme Court at its weekly conferences. The Company was advised that this meant that the Supreme Court was withholding further consideration of the Company's Writ Petition while it considered the Tyson Foods case on the merits. As a result, the Company did not expect any further action on its Writ Petition until sometime in 2016. The Company believed that the Supreme Court accepted Tyson Foods for the compelling reasons also advanced by the Company in its Writ Petition and that the Supreme Court would issue an opinion in Tyson Foods that was favorable to the Company's case. Accordingly, on August 14, 2015, the Company filed an amicus brief in Tyson Foods supporting Tyson Foods’ position.

On February 26, 2016, the Company announced a proposed settlement under which Dow would pay the plaintiff class $835 million, which includes damages, class attorney fees and post-judgment interest. The agreement is conditioned upon the Supreme Court holding Dow's Writ Petition in abeyance and subsequent approval of the class settlement by the District Court. The proposed settlement will resolve the $1.06 billion judgment and any subsequent claim for attorneys' fees, costs and post-judgment interest against Dow. As a result, in the first quarter of 2016, the Company recorded a loss of $835 million, included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in the Performance Materials & Chemicals segment. On March 7, 2016, the Supreme Court approved the joint motion to hold Dow’s Writ Petition in abeyance and a motion to approve the settlement is now pending before the District Court. The Company expects to pay the $835 million settlement in the second half of 2016.

Dow changed its risk assessment on this matter as a result of new growing political uncertainties due to events within the Supreme Court, including Justice Scalia's death, and the increased likelihood for unfavorable outcomes for businesses involved in class action lawsuits. Of particular importance was the fact that Justice Scalia had written the majority opinions in both the Wal-Mart and Comcast cases. The Company continues to believe that it was not part of any conspiracy and the judgment was fundamentally flawed as a matter of class action law.

Opt-Out Cases
Shortly after the July 2008 class certification ruling, a series of "opt-out" cases were filed by a number of large volume purchasers who elected not to be class members. These opt-out cases are substantively identical to the class action lawsuit, but expanded the period of time to include 1994 through 1998. On September 30, 2014, the opt-out cases, which had been consolidated with the class action lawsuit for purposes of pre-trial proceedings were remanded from the District Court to the U.S. District Court for the District of New Jersey. A consolidated jury trial of the opt-out cases began on March 8, 2016. On April 5, 2016, the Company entered into a binding settlement for the opt-out cases under which Dow would pay the plaintiffs $400 million, inclusive of damages and attorney fees, with payment due on May 4, 2016. The Company changed its risk assessment on this matter as a result of the uncertainty of a jury trial outcome along with the automatic trebling of an adverse verdict. As a result, the Company recorded a loss of $400 million in the first quarter of 2016, included in "Sundry income

(expense) - net" in the consolidated statements of income and reflected in the Performance Materials & Chemicals segment. The Company continues to deny allegations of price fixing and maintains that it was not part of any conspiracy.

Canadian Matters
In addition to the matters described above, there are two separate but inter-related matters in Ontario and Quebec, Canada. In March 2014, the Superior Court of Justice in London, Ontario, ruled in favor of the plaintiffs’ motion for class certification.  The Company filed its Notice of Motion for Leave to Appeal in March 2014, which was subsequently denied. This matter is currently in the preliminary pre-trial stage, but no trial date has been set. With a certified class in the Ontario case, the Quebec case is effectively rendered moot and, therefore, the parties have agreed that it will not be prosecuted independently of any future outcome in the Ontario case. The Company has concluded it is not probable a loss has been incurred and, therefore, a liability is not recorded with respect to these matters. The Company has determined that any possible loss on these matters is not material to the Company’s results of operations and cash flows as the Company's exposure is significantly less than the Class Action Lawsuit and Opt-Out Cases due to: (i) the limited exposure period based upon other known settlements relating to the Canadian Matters, (ii) antitrust verdicts in Canada are not trebled, and (iii) the Canadian cases are based on different legal theories and different applicable law.

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

A three-member arbitration tribunal presided over the arbitration proceeding (the “tribunal”). In a decision dated October 9, 2015, the tribunal determined that (i) DAS breached the License Agreement, (ii) Bayer properly terminated the License Agreement, (iii) all of the patents remaining in the proceeding are valid and infringed, and (iv) that Bayer is entitled to monetary damages in the amount of $455 million inclusive of pre-judgment interest and costs (the “arbitral award”). One of the arbitrators, however, issued a partial dissent finding that all of the patents are invalid based on the double-patenting doctrine. The tribunal also denied Bayer’s request for injunctive relief. The arbitration award is not self-executing, and must be confirmed by a court for it to be enforceable and to have the legal effect of a judgment. On October 16, 2015, Bayer filed a motion in U.S. District Court for the Eastern District of Virginia ("federal district court") seeking to confirm the arbitral award. DAS opposed the motion and filed separate motions to vacate the award, or in the alternative, to stay enforcement of the award until the USPTO issues final office actions with respect to the re-examination proceedings. On January 15, 2016, the federal district court denied DAS' motions and confirmed the award. The USPTO has now issued office actions rejecting the patentability of all four patents that Bayer asserted in the case. The USPTO re-examination proceedings remain ongoing. DAS has appealed the federal district court's decision, and DAS has posted a bond to stay enforcement of the award during the appeal.

The Company believes the arbitral award is fundamentally flawed in numerous respects and is confident that it will be vacated on appeal because it (i) violates U.S. public policy prohibiting enforcement of invalid patents, (ii) manifestly disregards applicable law, and (iii) disregards unambiguous contract provisions and ignores the essence of the applicable contracts. The Company continues to believe that Bayer’s patents are invalid for multiple reasons and that the damages awarded cannot be supported under prevailing patent law, including U.S. Supreme Court precedent. In addition, the Company anticipates that the USPTO will conclude with final office actions declaring each of the patents invalid in the pending re-examination proceedings which will provide a strong basis to vacate the arbitral award. If the federal appellate court denies the Company's appeal, the Company can seek judicial review by the U.S. Supreme Court.

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

Purchase Commitments
A summary of the Company's purchase commitments can be found in Note 15 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to the purchase commitments since December 31, 2015.

Guarantees
The following tables provide a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at March 31, 2016 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2021	$4,977	$100
Residual value guarantees	2025	921	115
Total guarantees		$5,898	$215

Guarantees at December 31, 2015 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2021	$4,910	$102
Residual value guarantees	2025	912	117
Total guarantees		$5,822	$219

Guarantees
Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. With guarantees, such as commercial or financial contracts, non-performance by the guaranteed party triggers the obligation of the Company to make payments to the beneficiary of the guarantee. The majority of the Company’s guarantees relate to debt of nonconsolidated affiliates, which have expiration dates ranging from less than one year to five years, and trade financing transactions in Latin America, which typically expire within one year of inception. The Company’s current expectation is that future payment or performance related to the non-performance of others is considered unlikely.

The Company has entered into guarantee agreements (“Guarantees”) related to project financing for Sadara Chemical Company (“Sadara”), a nonconsolidated affiliate. The total of an Islamic bond and additional project financing (collectively “Total Project Financing”) obtained by Sadara is approximately $12.5 billion. Sadara had $12 billion of Total Project Financing outstanding at March 31, 2016 ($11.9 billion at December 31, 2015). The Company's guarantee of the Total Project Financing is in proportion to the Company's 35 percent ownership interest in Sadara, or up to approximately $4.4 billion when the project financing is fully drawn. The Guarantees will be released upon completion of construction of the Sadara complex and satisfactory fulfillment of certain other conditions, including passage of an extensive operational testing program, which is currently anticipated by the end of 2017.

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

Warranties
The Company provides warranty policies on certain products and accrues liabilities under warranty policies using historical warranty claim experience. Adjustments are made to accruals as claim data and historical experience change. The following table summarizes changes in the Company's warranty liability:

Warranty Accrual	Mar 31, 2016	Dec 31, 2015
In millions
Balance at January 1	$93	$107
Accruals related to existing warranties	—	5
Settlements	(3)	(19)
Balance at end of period	$90	$93

Asset Retirement Obligations
The Company has recognized asset retirement obligations for the following activities: demolition and remediation activities at manufacturing and administrative sites primarily in the United States, Canada, Brazil, Argentina and Europe; and capping activities at landfill sites in the United States, Canada, Brazil and Italy. The Company has also recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites primarily in the United States, Canada, Argentina, Chile, Colombia and Europe.

The aggregate carrying amount of asset retirement obligations recognized by the Company was $99 million at March 31, 2016, and $96 million at December 31, 2015. The discount rate used to calculate the Company’s asset retirement obligations was 2.25 percent at March 31, 2016, and 1.48 percent at December 31, 2015. These obligations are included in the consolidated balance sheets as "Accrued and other current liabilities" and "Other noncurrent obligations."

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

NOTE 12 – TRANSFERS OF FINANCIAL ASSETS
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

Interests Held	Mar 31, 2016	Dec 31, 2015
In millions
Carrying value of interests held	$1,195	$943
Percentage of anticipated credit losses	0.33%	0.34%
Impact to carrying value - 10% adverse change	$1	$1
Impact to carrying value - 20% adverse change	$1	$1

Credit losses, net of any recoveries, on receivables sold were insignificant during the three-month periods ended March 31, 2016 and March 31, 2015.

Following is an analysis of certain cash flows between the Company and the conduits:

Cash Proceeds	Three Months Ended
In millions	Mar 31, 2016	Mar 31, 2015
Sale of receivables	$—	$12
Collections reinvested in revolving receivables	$4,548	$5,461
Interests in conduits (1)	$187	$285

(1)	Presented in "Operating Activities" in the consolidated statements of cash flows.

Following is additional information related to the sale of receivables under these facilities:

Trade Accounts Receivable Sold	Mar 31, 2016	Dec 31, 2015
In millions
Delinquencies on sold receivables still outstanding	$58	$97
Trade accounts receivable outstanding and derecognized	$2,309	$2,152

NOTE 13 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable In millions	Mar 31, 2016	Dec 31, 2015
Notes payable to banks and other lenders	$219	$277
Notes payable to related companies	266	171
Notes payable trade	6	6
Total notes payable	$491	$454
Period-end average interest rates	2.85%	4.00%

Long-Term Debt In millions	2016 Average Rate	Mar 31, 2016	2015 Average Rate	Dec 31, 2015
Promissory notes and debentures:
Final maturity 2016	9.80%	$7	2.64%	$356
Final maturity 2017	6.06%	442	6.06%	442
Final maturity 2018	5.78%	339	5.78%	339
Final maturity 2019	8.55%	2,123	8.55%	2,123
Final maturity 2020	4.46%	1,547	4.46%	1,547
Final maturity 2021	4.72%	1,424	4.72%	1,424
Final maturity 2022 and thereafter	5.54%	8,448	5.54%	8,448
Other facilities:
U.S. dollar loans, various rates and maturities	2.62%	125	2.32%	125
Foreign currency loans, various rates and maturities	2.64%	928	2.74%	856
Medium-term notes, varying maturities through 2025	3.76%	1,080	3.79%	1,082
Tax-exempt bonds, varying maturities through 2038	5.66%	343	5.66%	343
Capital lease obligations	—	76	—	76
Unamortized debt discount and issuance costs	—	(397)	—	(405)
Long-term debt due within one year (1)	—	(256)	—	(541)
Long-term debt	—	$16,229	—	$16,215

(1)	Presented net of current portion of unamortized debt issuance costs of $9 million at March 31, 2016 and $9 million at December 31, 2015.

Annual Installments on Long-Term Debt For Next Five Years at March 31, 2016 In millions
2016	$192
2017	$646
2018	$742
2019	$2,391
2020	$1,770
2021	$1,522

2016 Activity
During the first three months of 2016, approximately $24 million of long-term debt (net of $4 million of repayments) was entered into by consolidated variable interest entities.

2015 Activity
During the first three months of 2015, the Company issued $93 million aggregate principal amount of InterNotes and approximately $3 million of long-term debt (net of $5 million of repayments) was entered into by consolidated variable interest entities.

Available Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at March 31, 2016
In millions	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility	March 2015	$5,000	$5,000	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2017	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	280	280	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	200	200	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	August 2016	Floating rate
Total Committed and Available Credit Facilities		$5,980	$5,980

Debt Covenants and Default Provisions
There were no material changes to the debt covenants and default provisions related to the Company's outstanding long-term debt and primary, private credit agreements in the first three months of 2016. For additional information on the Company's debt covenants and default provisions, see Note 17 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

NOTE 14 – VARIABLE INTEREST ENTITIES
A complete description of the Company's variable interest entities can be found in Note 20 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Consolidated Variable Interest Entities
The Company was a partner in a joint venture located in Brazil that produces ethanol from sugarcane. The Company's variable interests in this joint venture related to an equity option between the partners, a parental loan and guarantee related to debt financing, and contractual arrangements limiting the partner's initial participation in the economics of certain assets and liabilities. Since formation of the joint venture, the partners amended the governing documents, including terms of the equity option. Terms of the equity option required the Company to purchase the partner's equity investment at a price based on a specified formula if the partner elected to exit the joint venture. In August 2015, the partner exercised its equity option which required Dow to purchase their equity investment for approximately $200 million. On March 31, 2016, the partner's equity investment transferred to the Company with payment to occur on July 11, 2016. This former joint venture is now 100 percent owned by the Company and its asset and liability balances are not included in the balances at March 31, 2016, in the table that follows. The Company still holds variable interests in an entity that owns a cogeneration facility. The Company's variable interests are the result of a tolling arrangement where it provides fuel to the entity and purchases a majority of the cogeneration facility’s output on terms that ensure a return to the entity’s equity holders. The assets and liabilities of the cogeneration facility are included in the table that follows.

The Company's consolidated financial statements include the assets, liabilities and results of operations of variable interest entities ("VIEs"), for which the Company is the primary beneficiary. The other equity holders’ interests are reflected in “Net income attributable to noncontrolling interests” in the consolidated statements of income and "Non-redeemable noncontrolling interests" and "Accrued and other current liabilities" in the consolidated balance sheets. The table that follows summarizes the carrying amounts of the entities’ assets and liabilities included in the Company’s consolidated balance sheets at March 31, 2016 and December 31, 2015.

Assets and Liabilities of Consolidated VIEs In millions	Mar 31, 2016	Dec 31, 2015
Cash and cash equivalents	$202	$158
Other current assets	102	112
Property	1,079	1,717
Other noncurrent assets	60	65
Total assets (1)	$1,443	$2,052
Current liabilities (nonrecourse 2016: $261; 2015: $256)	$261	$258
Long-term debt (nonrecourse 2016: $485; 2015: $487)	485	504
Other noncurrent liabilities (nonrecourse 2016: $52; 2015: $51)	52	51
Total liabilities	$798	$813
(1)    All assets were restricted at March 31, 2016 and December 31, 2015.

In addition, the carrying amounts of assets and liabilities included in the Company’s consolidated balance sheets pertaining to an entity created to monetize accounts receivable of select European entities were current assets of $96 million (zero restricted) at March 31, 2016 ($103 million, zero restricted, at December 31, 2015) and current liabilities were less than $1 million (zero nonrecourse) at March 31, 2016 (less than $1 million, zero nonrecourse, at December 31, 2015).

Amounts presented in the consolidated balance sheets and the preceding table as restricted assets or nonrecourse obligations relating to consolidated VIEs at March 31, 2016 and December 31, 2015 are adjusted for intercompany eliminations and parental guarantees.

Nonconsolidated Variable Interest Entities
At March 31, 2016, the Company’s investment in its crude acrylic acid joint venture was $142 million ($160 million at December 31, 2015) and is classified as “Investment in nonconsolidated affiliates” in the consolidated balance sheets, representing the Company’s maximum exposure to loss.

At March 31, 2016, the Company's investment in AgroFresh Solutions, Inc. ("AFSI") was $197 million ($191 million at December 31, 2015), and is classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets. In addition, the Company has a receivable with AFSI for six million warrants, which was valued at $6 million at March 31, 2016 ($6 million at December 31, 2015) and classified as "Accounts and notes receivable - Other" in the consolidated balance sheets. The Company's maximum exposure to loss was $203 million at March 31, 2016 ($197 million at December 31, 2015).

NOTE 15 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended
In millions	Mar 31, 2016	Mar 31, 2015
Defined Benefit Pension Plans:
Service cost	$104	$125
Interest cost	197	244
Expected return on plan assets	(342)	(344)
Amortization of prior service credit	(6)	(7)
Amortization of net loss	146	184
Net periodic benefit cost	$99	$202

Other Postretirement Benefits:
Service cost	$3	$4
Interest cost	12	15
Amortization of prior service credit	(1)	(1)
Amortization of net gain	(2)	(3)
Net periodic benefit cost	$12	$15

Effective January 1, 2016, the Company elected to adopt a spot rate approach to determine the discount rate utilized to measure the service cost and interest cost components of net periodic pension and other postretirement benefit costs for the U.S. and other selected countries. Under the spot rate approach, the Company calculated service costs and interest costs by applying individual spot rates from the Willis Towers Watson RATE:Link yield curve (based on high-quality corporate bond yields) for each selected country to the separate expected cash flows components of service cost and interest cost; service cost and interest cost for all other plans will continue to be determined on the basis of the single equivalent discount rates derived in determining those plan obligations. The Company changed to the new method to provide a more precise measure of interest and service costs for certain countries by improving the correlation between projected benefit cash flows and the discrete spot yield curves. The Company has accounted for this change as a change in accounting estimate and it has been applied prospectively starting in 2016. The adoption of the spot rate approach is expected to decrease the service cost and interest cost components of net periodic benefit costs by approximately $210 million in 2016.

NOTE 16 – STOCK-BASED COMPENSATION
A complete description of the Company's stock-based compensation plans can be found in Note 21 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Employee Stock Purchase Plan
The Company grants stock-based compensation to employees under The Dow Chemical Company 2012 Employee Stock Purchase Plan (the "2012 ESPP"). Under the 2016 annual offering of the 2012 ESPP, most employees were eligible to purchase shares of common stock of the Company valued at up to 10 percent of their annual base salary. The value is determined using the plan price multiplied by the number of shares subscribed to by the employee. The plan price of the stock is set at an amount equal to at least 85 percent of the fair market value (closing price) of the common stock on a date during the fourth quarter of the year prior to the offering, or the average fair market value (closing price) of the common stock over a period during the fourth quarter of the year prior to the offering, in each case, specified by the Vice President of Human Resources.

During the first quarter of 2016, employees subscribed to the right to purchase 2.1 million shares of the Company's common stock with a weighted-average exercise price of $40.44 per share and a weighted-average fair value of $3.40 per share under the 2012 ESPP.

Stock Incentive Plan
The Company also grants stock-based compensation to employees and non-employee directors under The Dow Chemical Company Amended and Restated 2012 Stock Incentive Plan (the "2012 Plan"). Most of the Company's stock-based compensation awards are granted in the first quarter of each year. During the first quarter of 2016, the Company granted the following stock-based compensation awards to employees under the 2012 Plan:

•	3.0 million stock options with a weighted-average exercise price of $46.01 per share and a weighted-average fair value of $10.95 per share;

•	2.1 million shares of deferred stock with a weighted-average fair value of $46.01 per share; and

•	2.3 million shares of performance deferred stock with a weighted-average fair value of $52.68 per share.

Total unrecognized compensation cost at March 31, 2016, is provided in the following table:

Total Unrecognized Compensation Cost at March 31, 2016
In millions	Unrecognized Compensation Cost	Remaining Weighted-average Recognition Period (Years)
ESPP purchase rights		$3.29
Unvested stock options		$43.84
Deferred stock awards		$149.98
Performance deferred stock awards		$176.89

NOTE 17 – EARNINGS PER SHARE CALCULATIONS
The following tables provide the earnings per share calculations for the three-month periods ended March 31, 2016 and 2015:

Net Income for Earnings Per Share Calculations - Basic	Three Months Ended
In millions	Mar 31, 2016	Mar 31, 2015
Net income attributable to The Dow Chemical Company	$254	$1,478
Preferred stock dividends	(85)	(85)
Net income attributable to participating securities (1)	(3)	(10)
Net income attributable to common stockholders	$166	$1,383

Earnings Per Share Calculations - Basic	Three Months Ended
Dollars per share	Mar 31, 2016	Mar 31, 2015
Net income attributable to The Dow Chemical Company	$0.23	$1.30
Preferred stock dividends	(0.08)	(0.07)
Net income attributable to participating securities (1)	—	(0.01)
Net income attributable to common stockholders	$0.15	$1.22

Net Income for Earnings Per Share Calculations - Diluted	Three Months Ended
In millions	Mar 31, 2016	Mar 31, 2015
Net income attributable to The Dow Chemical Company	$254	$1,478
Preferred stock dividends (2)	(85)	—
Net income attributable to participating securities (1)	(3)	(10)
Net income attributable to common stockholders	$166	$1,468

Earnings Per Share Calculations - Diluted	Three Months Ended
Dollars per share	Mar 31, 2016	Mar 31, 2015
Net income attributable to The Dow Chemical Company	$0.23	$1.19
Preferred stock dividends (2)	(0.08)	—
Net income attributable to participating securities (1)	—	(0.01)
Net income attributable to common stockholders	$0.15	$1.18

Share Count Information	Three Months Ended
Shares in millions	Mar 31, 2016	Mar 31, 2015
Weighted-average common shares - basic	1,102.9	1,135.7
Plus dilutive effect of stock options and awards	14.4	14.2
Plus dilutive effect of assumed conversion of preferred stock (3)	—	96.8
Weighted-average common shares - diluted	1,117.3	1,246.7
Stock options and deferred stock awards excluded from EPS calculations (4)	4.4	6.4

(1)	Deferred stock awards are considered participating securities due to Dow's practice of paying dividend equivalents on unvested shares.

(2)	Preferred stock dividends were not added back in the calculation of diluted earnings per share for the three-month period ended March 31, 2016, because the effect of adding them back would have been antidilutive.

(3)	Conversion of the Company's Cumulative Convertible Perpetual Preferred Stock, Series A into shares of the
Company's common stock was excluded from the calculation of diluted earnings per share for the three-month period ended March 31, 2016, because the effect of including them would have been antidilutive.

(4)	These outstanding options to purchase shares of common stock and deferred stock awards were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 18 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides an analysis of the changes in accumulated other comprehensive loss for the three months ended March 31, 2016 and 2015:

Accumulated Other Comprehensive Loss	Three Months Ended
In millions	Mar 31, 2016	Mar 31, 2015
Unrealized Gains on Investments at beginning of year	$47	$141
Net change in unrealized gains	23	12
Reclassification to earnings - Net Sales (net of tax of $(2), $(8)) (1)	(4)	(14)
Balance at end of period	$66	$139
Cumulative Translation Adjustments at beginning of year	(1,737)	(751)
Translation adjustments	328	(941)
Reclassification to earnings - Sundry income (expense) - net	—	4
Balance at end of period	$(1,409)	$(1,688)
Pension and Other Postretirement Benefit Plans at beginning of year	(6,769)	(7,321)
Adjustments to pension and other postretirement benefit plans (net of tax of $45, $61) (1) (2)	92	125
Balance at end of period	$(6,677)	$(7,196)
Accumulated Derivative Loss at beginning of year	(208)	(86)
Net hedging results	(54)	(27)
Reclassification to earnings - Cost of sales (net of tax of $5, $5) (1)	20	18
Balance at end of period	$(242)	$(95)
Total Accumulated Other Comprehensive Loss	$(8,262)	$(8,840)

(1)	Tax amounts are included in "Provision (Credit) for income taxes" in the consolidated statements of income.

(2)	Included in "Net periodic benefit cost." See Note 15 for additional information.

NOTE 19 – NONCONTROLLING INTERESTS
Ownership interests in the Company's subsidiaries held by parties other than the Company are presented separately from the Company's equity in the consolidated balance sheets as "Accrued and other current liabilities" and "Non-redeemable noncontrolling interests." The amount of consolidated net income attributable to the Company and the noncontrolling interests are both presented on the face of the consolidated statements of income.

The following table summarizes the activity for equity attributable to non-redeemable noncontrolling interests for the three-month periods ended March 31, 2016 and 2015:

Non-redeemable Noncontrolling Interests	Three Months Ended
In millions	Mar 31, 2016	Mar 31, 2015
Balance at beginning of period	$809	$931
Net income attributable to noncontrolling interests	21	41
Distributions to noncontrolling interests	(11)	(9)
Capital contributions	—	14
Cumulative translation adjustments	17	—
Other	(1)	—
Balance at end of period	$835	$977

NOTE 20 – OPERATING SEGMENTS AND GEOGRAPHIC AREAS

Operating Segment Information	Three Months Ended
In millions	Mar 31, 2016	Mar 31, 2015
Sales by operating segment
Agricultural Sciences	$1,646	$1,864
Consumer Solutions	1,054	1,123
Infrastructure Solutions	1,594	1,828
Performance Materials & Chemicals	2,181	3,209
Performance Plastics	4,165	4,269
Corporate	63	77
Total	$10,703	$12,370
EBITDA (1) by operating segment
Agricultural Sciences	$403	$409
Consumer Solutions	310	286
Infrastructure Solutions	293	295
Performance Materials & Chemicals	(900)	1,223
Performance Plastics	991	985
Corporate	(144)	(135)
Total	$953	$3,063
Equity in earnings (losses) of nonconsolidated affiliates by operating segment (included in EBITDA)
Agricultural Sciences	$7	$—
Consumer Solutions	20	20
Infrastructure Solutions	51	76
Performance Materials & Chemicals	(31)	55
Performance Plastics	(1)	23
Corporate	(7)	(6)
Total	$39	$168

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

Reconciliation of EBITDA to “Income Before Income Taxes”	Three Months Ended
In millions	Mar 31, 2016	Mar 31, 2015
EBITDA	$953	$3,063
- Depreciation and amortization	607	634
+ Interest income	20	17
- Interest expense and amortization of debt discount	201	241
Income Before Income Taxes	$165	$2,205

Transfers of products between operating segments are generally valued at cost. However, transfers of products to Agricultural Sciences from other segments are generally valued at market-based prices; the revenues generated by these transfers in the first three months of 2016 and 2015 were immaterial and eliminated in consolidation.

Geographic Areas	Three Months Ended
In millions	Mar 31, 2016	Mar 31, 2015
Sales by geographic area
United States	$3,800	$4,327
Europe, Middle East, Africa and India	3,524	3,974
Rest of World	3,379	4,069
Total	$10,703	$12,370

(Unaudited)	The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

•
The Company reported sales in the first quarter of 2016 of $10.7 billion, down 13 percent from $12.4 billion in the first quarter of 2015, with declines across all operating segments and geographic areas.

•
Price was down 11 percent compared with the same period last year, driven primarily by lower crude oil prices, local selling price declines and the unfavorable impact of currency, which represented nearly 20 percent of the price decline. Double-digit price declines were reported in all operating segments, except Consumer Solutions (down 6 percent) and Agricultural Sciences (down 4 percent) and all geographic areas, except Europe, Middle East, Africa and India ("EMEAI") (down 8 percent).

•
Volume decreased 2 percent compared with the first quarter of 2015, as declines in Performance Materials & Chemicals (down 18 percent), Agricultural Sciences (down 8 percent) and Infrastructure Solutions (down 2 percent) more than offset volume increases in Performance Plastics (up 12 percent). Volume remained flat in Consumer Solutions. Volume was down in Latin America (down 10 percent), EMEAI and Asia Pacific (each down 3 percent) and remained flat in North America. Excluding recent acquisitions and divestitures(1) volume was up 4 percent. On the same basis, Performance Plastics volume was up 13 percent, Performance Materials & Chemicals volume was up 2 percent and Agricultural Sciences volume was down 7 percent. Volume increased in all geographic areas, except Latin America (down 4 percent).

•
Purchased feedstock and energy costs, which account for approximately one-third of Dow’s total costs, decreased $900 million (28 percent) compared with the first quarter of 2015, due to lower global feedstock, natural gas and monomer costs driven by continued declines in price.

•
Equity earnings were $39 million in the first quarter of 2016, down $129 million from $168 million in the first quarter of 2015, primarily due to higher equity losses at Sadara Chemical Company ("Sadara") related to start-up expenses and lower equity earnings from the Kuwait joint ventures resulting from lower monoethylene glycol prices and a reduction in the ownership of MEGlobal (now part of EQUATE Petrochemicals Company K.S.C. ("EQUATE")).

•
On February 26, 2016, the Company announced a proposed settlement in the urethane matters class action lawsuit under which Dow would pay the plaintiff class $835 million, which includes damages, class attorney fees and post-judgment interest. On April 5, 2016, the Company entered into a separate binding settlement for the opt-out cases under which Dow would pay the plaintiffs $400 million, inclusive of damages and attorney fees. As a result of these settlements, in the first quarter of 2016 the Company recorded a $1,235 million pretax loss in "Sundry income (expense) - net" and reflected in Performance Materials & Chemicals. At March 31, 2016, the balance is included in "Accrued and other current liabilities" in the consolidated balance sheets. The Company expects to make the opt-out cases payment in May 2016, and the class action lawsuit payment in the second half of 2016.

In addition to the financial highlights, the following events occurred during or subsequent to the first quarter of 2016:

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

•
On March 7, 2016, the Company announced its new, on-purpose propylene production facility in Freeport, Texas, successfully completed the performance test, certifying that the 750 KTA unit is capable of operating at full operating capacity.

•
On April 18, 2016, the Company announced that Fernando Ruiz, Corporate Vice President and Treasurer, will retire from Dow later in the year. The Board of Directors elected Gary McGuire to succeed him as Vice President and Treasurer.

(1)
Excludes prior period sales of recent divestitures including the chlorine value chain, divested on October 5, 2015 (primarily Performance Materials & Chemicals and Performance Plastics), the AgroFresh business, divested on July 31, 2015 (Agricultural Sciences), ANGUS Chemical Company, divested on February 2, 2015 (Performance Materials & Chemicals) and the global Sodium Borohydride business, divested on January 30, 2015 (Performance Materials & Chemicals). Also excludes current period sales of the recent acquisition of Univation Technologies, LLC, acquired on May 5, 2015 (Performance Plastics).

Selected Financial Data	Three Months Ended
In millions, except per share amounts	Mar 31, 2016	Mar 31, 2015
Net sales	$10,703	$12,370

Cost of sales	$7,951	$9,535
Percent of net sales	74.3%	77.1%

Research and development expenses	$361	$383
Percent of net sales	3.4%	3.1%

Selling, general and administrative expenses	$742	$752
Percent of net sales	6.9%	6.1%

Effective tax rate	(66.7)%	31.1%

Net income available for common stockholders	$169	$1,393

Earnings per common share – basic	$0.15	$1.22
Earnings per common share – diluted	$0.15	$1.18

Operating rate percentage	88%	84%

RESULTS OF OPERATIONS
Net Sales
Net sales in the first quarter of 2016 were $10.7 billion, down 13 percent from $12.4 billion in the first quarter of last year, with price down 11 percent and volume down 2 percent. Price decreased in all operating segments and geographic areas due to lower crude oil prices, local selling price declines and the unfavorable impact of currency, which represented nearly 20 percent of the price decline. Double-digit price declines were reported in all operating segments, except Consumer Solutions (down 6 percent) and Agricultural Sciences (down 4 percent) and all geographic areas, except EMEAI (down 8 percent). Volume was down 2 percent as declines in Performance Materials & Chemicals (down 18 percent), Agricultural Sciences (down 8 percent) and Infrastructure Solutions (down 2 percent) more than offset volume increases in Performance Plastics (up 12 percent). Volume remained flat in Consumer Solutions. Volume was down in Latin America (down 10 percent), EMEAI and Asia Pacific (each down 3 percent) and remained flat in North America. Excluding recent acquisitions and divestitures, volume was up 4 percent. On the same basis, Performance Plastics volume was up 13 percent, Performance Materials & Chemicals volume was up 2 percent and Agricultural Sciences volume was down 7 percent. Volume increased in all geographic areas, except Latin America (down 4 percent).

Gross Margin
Gross margin was $2.8 billion in the first quarter of 2016, essentially flat with the first quarter of last year. Despite the significant decline in sales due to lower selling prices, including the unfavorable impact of currency, and lower sales volume, gross margin remained flat primarily due to lower feedstock, energy and other raw material costs, the favorable impact of currency on costs, cost reduction initiatives and disciplined price and volume management. In the first quarter of 2016, gross margin was reduced by $23 million in pretax charges for costs associated with portfolio and productivity actions (reflected in Corporate).

Operating Rate
The Company’s global plant operating rate was 88 percent of capacity in the first quarter of 2016, up from 84 percent in the first quarter of 2015 primarily due to improved rates in Performance Materials & Chemicals as a result of recent divestitures and increased demand in Performance Plastics.

Personnel Count
Personnel count was 49,381 at March 31, 2016, down slightly from 49,495 at December 31, 2015 and down from 52,217 at March 31, 2015. Headcount decreased from March 31, 2015, primarily due to the separation of employees as a result of divestitures and the Company's 2015 restructuring program.

Research and Development Expenses
Research and development ("R&D") expenses totaled $361 million in the first quarter of 2016, down $22 million (6 percent) from $383 million in the first quarter of 2015, primarily due to cost reduction initiatives, notably in Agricultural Sciences, and lower expenses as a result of recent divestitures.

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses were $742 million in the first quarter of 2016, down $10 million (1 percent) from $752 million in the first quarter of last year, as lower expenses in Performance Materials & Chemicals as a result of recent divestitures and cost reductions in Agricultural Sciences more than offset $42 million in pretax charges for costs associated with portfolio and productivity actions (reflected in Corporate).

Amortization of Intangibles
Amortization of intangibles was $103 million in the first quarter of 2016, up slightly from $102 million in the first quarter of 2015. See Note 6 to the Consolidated Financial Statements for additional information on intangible assets.

Restructuring Credits
During the first quarter of 2016, the Company recorded a favorable adjustment to the 2015 Restructuring charge related to the impairment of long-lived assets of $2 million (reflected in Infrastructure Solutions). See Note 3 to the Consolidated Financial Statements for details on the Company's 2015 restructuring program.

Equity in Earnings of Nonconsolidated Affiliates
Dow's share of the earnings of nonconsolidated affiliates was $39 million in the first quarter of 2016, down from $168 million in the first quarter of 2015, as lower equity earnings from the Kuwait joint ventures and Dow Corning Corporation ("Dow Corning") and increased equity losses at Sadara related to start-up expenses more than offset higher equity earnings at The SCG-Dow Group.

Sundry Income (Expense) - Net
Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments and gains and losses on sales of investments and assets. Sundry income (expense) – net in the first quarter of 2016 was net expense of $1,241 million, an unfavorable change of $1,904 million compared with net income of $663 million in the first quarter of 2015. The first quarter of 2016 included a $1,235 million loss related to the Company's settlement of the urethane matters class action lawsuit and the opt-out cases litigation (reflected in Performance Materials & Chemicals). The first quarter of 2015 included a $670 million gain on the divestiture of ANGUS Chemical Company and an $18 million gain on the divestiture of the global Sodium Borohydride business (both reflected in Performance Materials & Chemicals). See Notes 4 and 11 to the Consolidated Financial Statements for additional information.

Net Interest Expense
Net interest expense (interest expense less capitalized interest and interest income) was $181 million in the first quarter of 2016, down from $224 million in the first quarter of last year, primarily reflecting the effect of debt retired in 2015. Interest income was $20 million in the first quarter of 2016 compared with $17 million in the first quarter of 2015.

Provision for Income Taxes
The effective tax rate for the first quarter of 2016 was a negative 66.7 percent compared with a positive 31.1 percent for the first quarter of 2015. The Company's effective tax rate fluctuates based on, among other factors, where income is earned, reinvestment assertions regarding foreign income and the level of income relative to tax credits available. For example, as the percentage of foreign sourced income increases, the Company's effective tax rate declines. The Company's tax rate is also influenced by the level of equity earnings, since most of the earnings from the Company's equity method investments are taxed at the joint venture level. The tax rate in the first quarter of 2016 was negative as the tax benefit from the urethane matters class action lawsuit and opt-out cases settlements exceeded the tax provision on the remaining results. In the first quarter of 2015, the tax rate reflected non-deductible items related to divestiture transactions.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $21 million in the first quarter of 2016, down from $41 million in the first quarter of 2015.

Preferred Stock Dividends
Preferred stock dividends of $85 million were recognized in the first quarters of 2016 and 2015, related to the Company’s Cumulative Convertible Perpetual Preferred Stock, Series A.

Net Income Available for Common Stockholders
Net income available for common stockholders was $169 million, or $0.15 per share, in the first quarter of 2016, compared with $1,393 million, or $1.18 per share, in the first quarter of 2015. See Note 17 to the Consolidated Financial Statements for details on the Company's earnings per share calculations.

Certain Items Impacting Results
The Company's management believes that measures of income adjusted to exclude certain items ("non-GAAP" financial measures) provide relevant and meaningful information to investors about the ongoing operating results of the Company. Such financial measures are not recognized in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and should not be viewed as an alternative to U.S. GAAP financial measures of performance. The following table summarizes the impact of certain items recorded in the three-month periods ended March 31, 2016 and March 31, 2015.

Certain Items Impacting Results	Pretax Impact (1)		Net Income (2)		EPS - Diluted (3) (4)
	Three Months Ended		Three Months Ended		Three Months Ended
In millions, except per share amounts (Unaudited)	Mar 31, 2016	Mar 31, 2015	Mar 31, 2016	Mar 31, 2015	Mar 31, 2016	Mar 31, 2015
Adjusted to exclude certain items (non-GAAP measures)			$993	$974	$0.89	$0.84
Certain items:
Cost of sales:
Costs associated with portfolio and productivity actions	$(23)	$—	(15)	—	(0.01)	—
Selling, general and administrative expenses:
Costs associated with portfolio and productivity actions	(42)	—	(31)	—	(0.03)	—
Sundry income (expense) - net:
Gain on the divestiture of ANGUS Chemical Company	—	670	—	451	—	0.39
Divestiture of the Sodium Borohydride business	—	18	—	(9)	—	(0.01)
Urethane Matters legal settlements	(1,235)	—	(778)	—	(0.70)	—
Costs associated with portfolio and productivity actions	—	(26)	—	(23)	—	(0.02)
Total certain items	$(1,300)	$662	$(824)	$419	$(0.74)	$0.36
Dilutive effect of assumed preferred stock conversion into shares of common stock					N/A	$(0.02)
Reported U.S. GAAP Amounts (5) (6)			$169	$1,393	$0.15	$1.18
(1)    Impact on "Income Before Income Taxes."
(2)    "Net Income Available for The Dow Chemical Company Common Stockholders."
(3)    "Earnings per common share - diluted."

(4)
For the three-month period ended March 31, 2015, conversion of the Company' Cumulative Convertible Perpetual Preferred Stock, Series A ("Preferred Stock") into shares of the Company's common stock was excluded from the calculation of "Diluted earnings per share adjusted to exclude certain items" as well as the earnings per share impact of certain items because the effect of including them would have been antidilutive.

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

OUTLOOK
Looking ahead, Dow expects continued strength in the consumer driven end-markets where it has demonstrated a narrower and deeper focus, especially in its materials businesses that provide innovative products to the packaging, transportation and infrastructure markets. The Company sees strong demand signals in North America, gradual recovery in Europe and ongoing sustainable urbanization in China, all of which are driving the need for Dow’s unique products, underscoring its innovation, market access and integration - enabling the Company to grow faster in its selected market sectors.

Dow believes pockets of volatility will persist, including near-term geopolitical and economic uncertainty, most notably in Brazil. In this environment, Dow continues to control what it can control: implementing disciplined self-help and productivity actions; advancing its innovation agenda; and progressing its strategic growth investments.

Dow's teams remain squarely focused on delivering on the Company's three priorities: meeting its financial commitments, and quickly closing the Dow Corning and DowDuPont transactions. Dow remains committed to flawless operational, commercial and project execution to deliver value for its customers and enhanced returns for its shareholders.

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

SALES VOLUME AND PRICE BY OPERATING SEGMENT AND GEOGRAPHIC AREA

Sales Volume and Price by Operating Segment and	Three Months Ended
Geographic Area	Mar 31, 2016
Percentage change from prior year	Volume	Price	Total
Operating segments
Agricultural Sciences	(8)%	(4)%	(12)%
Consumer Solutions	—	(6)	(6)
Infrastructure Solutions	(2)	(11)	(13)
Performance Materials & Chemicals	(18)	(14)	(32)
Performance Plastics	12	(14)	(2)
Total	(2)%	(11)%	(13)%
Geographic areas
United States	1%	(13)%	(12)%
Europe, Middle East, Africa and India	(3)	(8)	(11)
Rest of World	(6)	(11)	(17)
Total	(2)%	(11)%	(13)%

Sales Volume and Price by Operating Segment and	Three Months Ended
Geographic Area, Excluding Acquisitions and Divestitures (1)	Mar 31, 2016
Percentage change from prior year	Volume	Price	Total
Operating segments
Agricultural Sciences	(7)%	(3)%	(10)%
Consumer Solutions	—	(6)	(6)
Infrastructure Solutions	(2)	(11)	(13)
Performance Materials & Chemicals	2	(17)	(15)
Performance Plastics	13	(15)	(2)
Total	4%	(12)%	(8)%
Geographic areas
United States	6%	(14)%	(8)%
Europe, Middle East, Africa and India	4	(9)	(5)
Rest of World	—	(12)	(12)
Total	4%	(12)%	(8)%
(1) Excludes prior period sales of recent divestitures including the chlorine value chain, divested on October 5, 2015 (primarily Performance Materials & Chemicals and Performance Plastics), the AgroFresh business, divested on July 31, 2015 (Agricultural Sciences), ANGUS Chemical Company, divested on February 2, 2015 (Performance Materials & Chemicals) and the global Sodium Borohydride business, divested on January 30, 2015 (Performance Materials & Chemicals). Also excludes current period sales of the recent acquisition of Univation Technologies, LLC, acquired on May 5, 2015 (Performance Plastics).

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

On January 30, 2015, Dow AgroSciences LLC acquired Coodetec's seed business. See Note 4 to the Consolidated Financial Statements for additional information on this acquisition.

On July 31, 2015, the Company sold its AgroFresh business to AgroFresh Solutions, Inc. (“AFSI”). The AgroFresh business was reported in the Agricultural Sciences segment through the date of divestiture. The Company has retained a minority interest in AFSI which is also reported in the Agricultural Sciences segment.

Agricultural Sciences	Three Months Ended
In millions	Mar 31, 2016	Mar 31, 2015
Sales	$1,646	$1,864
Price change from comparative period	(4)%	N/A
Volume change from comparative period	(8)%	N/A
Volume change, excluding divestitures	(7)%	N/A
Equity earnings	$7	$—
EBITDA	$403	$409
Certain items impacting EBITDA	$—	$—
EBITDA excluding certain items	$403	$409

Agricultural Sciences sales were $1,646 million in the first quarter of 2016, down 12 percent from $1,864 million in the first quarter of 2015. Compared with the first quarter of last year, volume decreased 8 percent and price declined 4 percent, including the unfavorable impact of currency which represented 85 percent of the price decline. Sales declined in all geographic areas and both businesses as a result of recent divestitures, currency headwinds and lower crop commodity prices driven by high channel inventories. Crop Protection sales declined 14 percent compared with the first quarter of 2015, driven primarily by volume declines, which reflected the AgroFresh divestiture and lower sales of herbicides. Seeds sales declined 6 percent compared with the first quarter of 2015, due to currency headwinds and lower global demand. Excluding acquisitions and divestitures, volume for the segment was down 7 percent.

EBITDA for the first quarter of 2016 was $403 million, compared with $409 million in the first quarter of 2015. Compared with the same quarter last year, EBITDA declined modestly as benefits from lower operating costs and decreased R&D and SG&A spending, driven by cost reduction initiatives and productivity measures, were more than offset by a decline in selling prices resulting from currency headwinds and softer demand due to lower crop commodity prices.

U.S. federal regulatory approvals have been obtained for the commercialization of ENLIST™ Corn, Soybeans and Cotton, including the U.S. Environmental Protection Agency's ("EPA") registration of ENLIST DUO™ for use with ENLIST™ Corn and Soybeans in 15 key states. The Company has also secured approval of the registration of ENLIST E3™ Soybeans in Argentina and approval of the registration of ENLIST E3™ Soybeans, ENLIST™ Soybean Seeds and ENLIST™ Corn Seeds in Brazil and Canada. ENLIST DUO™ is also approved for use with ENLIST™ crops in Canada. Regulatory approvals for ENLIST™ products in certain other countries are still pending. After the EPA’s registration of ENLIST DUO™ for use with ENLIST™ Corn and Soybeans, the National Resources Defense Council, Center for Food Safety and other organizations filed suit against the EPA to set aside the registration in the United States Court of Appeals for the Ninth Circuit (the "Court"), and Dow AgroSciences intervened in the cases. In late November 2015, the EPA filed a motion to vacate and remand the registration to the EPA. Dow AgroSciences opposed the motion to vacate the registration. On January 25, 2016, the Court denied the EPA’s motion to vacate the registration, so this case has now concluded. The ENLIST DUO™ registration for use with ENLIST™ Corn and Soybeans remains fully intact.

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

Consumer Solutions	Three Months Ended
In millions	Mar 31, 2016	Mar 31, 2015
Sales	$1,054	$1,123
Price change from comparative period	(6)%	N/A
Volume change from comparative period	—%	N/A
Equity earnings	$20	$20
EBITDA	$310	$286
Certain items impacting EBITDA	$—	$—
EBITDA excluding certain items	$310	$286

Consumer Solutions sales were $1,054 million in the first quarter of 2016, down from $1,123 million in the first quarter of 2015. Sales decreased 6 percent from the first quarter of 2015, with volume flat and price down 6 percent, with the unfavorable impact of currency representing nearly 30 percent of the price decline. Price decreased in all businesses and all geographic areas. Price declined in Dow Automotive Systems primarily due to lower feedstock prices and the unfavorable impact of currency in EMEAI. Dow Electronic Materials price declined due to competitive pricing pressures and lower precious metal prices. Price declined in Consumer Care primarily due to aggressive pricing actions for home and personal care products. Volume was flat with increases in North America, EMEAI and Asia Pacific offset by declines in Latin America. Dow Automotive Systems volume increased, most notably in North America, driven by demand for larger vehicles as well as for Dow's light-weighting and sound-dampening solutions. Dow Electronic Materials volume decreased due to weaker demand for personal computer components which impacted Growth Technologies and Interconnect Technologies and more than offset higher demand for Display Technologies and Semiconductor Technologies products. Consumer Care volume decreased primarily due to de-stocking of cellulosics used in pharmaceutical applications and the shutdown of a cellullosics facility in Institute, West Virginia, in the fourth quarter of 2015 which more than offset increased demand for food, home and personal care products.

EBITDA in the first quarter of 2016 was $310 million, up from $286 million in the first quarter of 2015. Compared with the first quarter 2015, EBITDA increased as lower feedstock, energy, and other raw material costs, lower operating costs, cost reduction and productivity initiatives and the favorable impact of currency on costs more than offset lower selling prices.

On December 10, 2015, the Company entered into a definitive agreement to restructure the ownership of Dow Corning. Under the terms of the agreement, Dow will become the 100 percent owner of Dow Corning, currently a 50:50 joint venture between Dow and Corning Incorporated ("Corning"). Dow and Corning will maintain their current equity stake in the Hemlock Semiconductor Group. The transaction is expected to close in the second quarter of 2016.

INFRASTRUCTURE SOLUTIONS
The Infrastructure Solutions segment consists of the following businesses: Dow Building & Construction, Dow Coating Materials, Energy & Water Solutions, and Performance Monomers; and includes a portion of the Company's share of the results of Dow Corning, a joint venture of the Company.

Infrastructure Solutions	Three Months Ended
In millions	Mar 31, 2016	Mar 31, 2015
Sales	$1,594	$1,828
Price change from comparative period	(11)%	N/A
Volume change from comparative period	(2)%	N/A
Equity earnings	$51	$76
EBITDA	$293	$295
Certain items impacting EBITDA	$—	$—
EBITDA excluding certain items	$293	$295

Infrastructure Solutions sales were $1,594 million in the first quarter of 2016, down 13 percent from $1,828 million in the first quarter of 2015. Price decreased 11 percent, including the unfavorable impact of currency which represented nearly 20 percent of the price decline, and volume decreased 2 percent. Compared with the same quarter last year, price declined in all businesses and all geographic areas in response to lower raw material costs and competitive pricing pressures. Volume decreased in all geographic areas, except Asia Pacific, and in the Energy & Water Solutions and Performance Monomers businesses. Dow Building & Construction reported volume growth in all geographic areas due to strong demand in the construction industry, most notably for cellulosics- and acrylics-based construction chemicals and STYROFOAM™ brand insulation. Dow Coating Materials reported demand growth for architectural and industrial coatings in all geographic areas, except Latin America. Volume decreased in Performance Monomers due to planned maintenance turnarounds and the business' decision to reduce merchant sales in response to continued weak acrylic acid supply and demand fundamentals. In Energy & Water Solutions, volume declined due to lower demand for products used in the oil and gas exploration market sectors, particularly in North America, and lower demand for reverse osmosis technologies resulting from high project loads in the fourth quarter of 2015.

EBITDA for the first quarter of 2016 was $293 million, down slightly from $295 million in the first quarter of 2015. Compared with the same quarter last year, EBITDA declined as a result of lower selling prices and lower equity earnings from Dow Corning related to the Hemlock Semiconductor Group, which was favorably impacted by the settlement of a long-term supply contract in the first quarter of 2015. These declines more than offset decreased raw material costs, the favorable impact of currency on costs and lower operating costs due to cost reduction and productivity actions.

On December 10, 2015, the Company entered into a definitive agreement to restructure the ownership of Dow Corning. Under the terms of the agreement, Dow will become the 100 percent owner of Dow Corning, currently a 50:50 joint venture between Dow and Corning. Dow and Corning will maintain their current equity stake in the Hemlock Semiconductor Group. The transaction is expected to close in the second quarter of 2016.

PERFORMANCE MATERIALS & CHEMICALS
The Performance Materials & Chemicals segment consists of the following businesses: Chlor-Alkali and Vinyl, Industrial Solutions and Polyurethanes. The segment also includes a portion of the results of EQUATE Petrochemical Company K.S.C. ("EQUATE"), The Kuwait Olefins Company K.S.C. ("TKOC"), Map Ta Phut Olefins Company Limited and Sadara Chemical Company ("Sadara"), all joint ventures of the Company.

On January 30, 2015, the Company sold its global Sodium Borohydride business to Vertellus Specialty Materials LLC. On February 2, 2015, the Company sold ANGUS Chemical Company to Golden Gate Capital. On October 5, 2015, the Company completed the split-off of its U.S. Gulf Coast Chlor-Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses to Olin Corporation in a tax-efficient Reverse Morris Trust transaction. These businesses were reported in the Performance Materials & Chemicals segment through the date of divestiture. See Note 4 to the Consolidated Financial Statements for additional information.

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

Performance Materials & Chemicals	Three Months Ended
In millions	Mar 31, 2016	Mar 31, 2015
Sales	$2,181	$3,209
Price change from comparative period	(14)%	N/A
Volume change from comparative period	(18)%	N/A
Volume change, excluding divestitures	2%	N/A
Equity earnings (losses)	$(31)	$55
EBITDA	$(900)	$1,223
Certain items impacting EBITDA	$(1,235)	$688
EBITDA excluding certain items	$335	$535

Performance Materials & Chemicals sales were $2,181 million in the first quarter of 2016, down 32 percent from $3,209 million in the first quarter of 2015, with price down 14 percent and volume down 18 percent. Price declined in all geographic areas and all businesses. Lower raw material costs and the unfavorable impact of currency drove price declines in all businesses. Volume was impacted by recent divestitures, including the divestiture of ANGUS Chemical Company, the global Sodium Borohydride business and the split-off of the chlorine value chain. Excluding these divestitures, volume increased 2 percent. Polyurethanes volume increased driven by double-digit volume growth in Asia Pacific for polyols and polyurethane systems products and strong demand in the furniture and bedding industries in EMEAI. Industrial Solutions reported volume declines across all geographic areas due to a shortened de-icing season and a decline in ethylene oxide catalyst and licensing activity. Chlor-Alkali and Vinyl reported double-digit volume gains in EMEAI and North America driven by strong demand for caustic soda and vinyl chloride monomer, which more than offset a decrease in Latin America.

EBITDA for the first quarter of 2016 was a loss of $900 million, compared with a gain of $1,223 million in the first quarter of 2015. EBITDA for the first quarter of 2016 was negatively impacted by a pretax loss of $1,235 million related to the settlement of the urethane matters class action lawsuit and opt-out cases litigation. EBITDA for the first quarter of 2015 was favorably impacted by a pretax gain of $670 million on the divestiture of ANGUS Chemical Company and a pretax gain of $18 million on the divestiture of the global Sodium Borohydride business. See Notes 4 and 11 to the Consolidated Financial Statements for additional information on these certain items. Excluding these certain items, EBITDA declined compared with the same period last year. EBITDA was unfavorably impacted by the absence of earnings from divested businesses, lower selling prices including the unfavorable impact of currency, lower sales volume, decreased equity earnings from the Kuwait joint ventures resulting from lower monoethylene glycol prices and a reduced ownership position in MEGlobal, and increased equity losses from Sadara due to start-up expenses. EBITDA was favorably impacted by lower feedstock, energy and other raw material costs, lower R&D and SG&A spending, the favorable impact of currency on costs and higher equity earnings from Map Ta Phut Olefins Company Limited.

PERFORMANCE PLASTICS
The Performance Plastics segment is a market-oriented portfolio comprised of Dow Elastomers, Dow Electrical and Telecommunications, Dow Packaging and Specialty Plastics, Energy and Hydrocarbons. The segment also includes the results of The Kuwait Styrene Company K.S.C. ("TKSC"), The SCG-Dow Group as well as a portion of the results of EQUATE, TKOC, Map Ta Phut Olefins Company Limited and Sadara, all joint ventures of the Company.

On May 5, 2015, Univation Technologies, LLC ("Univation"), previously a 50:50 joint venture between Dow and ExxonMobil, became a wholly owned subsidiary of Dow as a result of ExxonMobil redeeming its entire equity interest in Univation in exchange for certain assets and liabilities of Univation. Prior to this transaction, the Company's share of Univation's results of operations was reported as "Equity in earnings of nonconsolidated affiliates" in the consolidated statements of income. Beginning in May 2015, Univation's results of operations are fully consolidated in the Company's consolidated statements of income.

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

Performance Plastics	Three Months Ended
In millions	Mar 31, 2016	Mar 31, 2015
Sales	$4,165	$4,269
Price change from comparative period	(14)%	N/A
Volume change from comparative period	12%	N/A
Volume change, excluding acquisitions and divestitures	13%	N/A
Equity earnings (losses)	$(1)	$23
EBITDA	$991	$985
Certain items impacting EBITDA	$—	$—
EBITDA excluding certain items	$991	$985

Performance Plastics sales in the first quarter of 2016 were $4,165 million, down 2 percent from $4,269 million in the first quarter of 2015 with price down 14 percent and volume up 12 percent. Price was down in all geographic areas and all businesses in response to lower feedstock, energy and other raw material costs and competitive pricing pressures. Double-digit price declines were reported in Hydrocarbons as prices for monomers and ethylene by-products are generally correlated to Brent crude oil prices, which declined by approximately 37 percent compared with the first quarter of 2015. Volume was up in all geographic areas and all businesses. Volume was impacted by recent acquisitions and divestitures, including the Univation acquisition and the split-off of the chlorine value chain. Excluding acquisitions and divestitures, volume increased 13 percent. Dow Packaging and Specialty Plastics volume increased across all geographic areas, except EMEAI, due to improved operating rates and increased demand in the food, specialty packaging, health and hygiene market sectors. Dow Elastomers volume increased in Asia Pacific and EMEAI due to higher demand in the transportation industry, which more than offset a volume decline in Latin America. Dow Electrical and Telecommunications volume increased in all geographic areas, most notably in Asia Pacific and EMEAI, in part due to improved operating rates and increased demand for telecommunications and power applications. Volume increased in the Hydrocarbons and Energy businesses due to new sales to Olin Corporation as a result of the split-off of the chlorine value chain in the fourth quarter of 2015.

EBITDA in the first quarter of 2016 was $991 million, up from $985 million in the first quarter of 2015. EBITDA improved compared with the first quarter of 2015 as the impact of lower feedstock, energy and other raw material costs, higher sales volume, lower maintenance turnaround spending and increased equity earnings from The SCG-Dow Group more than offset the impact of lower selling prices, lower equity earnings from EQUATE and increased equity losses from Sadara related to start-up expenses.

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

Corporate	Three Months Ended
In millions	Mar 31, 2016	Mar 31, 2015
Sales	$63	$77
Equity losses	$(7)	$(6)
EBITDA	$(144)	$(135)
Certain items impacting EBITDA	$(65)	$(26)
EBITDA excluding certain items	$(79)	$(109)

Sales for Corporate, which primarily relate to the Company's insurance operations, were $63 million in the first quarter of 2016, down from $77 million in the first quarter of 2015.

EBITDA in the first quarter of 2016 was a loss of $144 million, compared with a loss of $135 million in the first quarter of 2015. EBITDA in the first quarter of 2016 was negatively impacted by $65 million of costs associated with portfolio and productivity actions. EBITDA in the first quarter of 2015 was negatively impacted by $26 million of costs associated with portfolio and productivity actions.

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents of $6,610 million at March 31, 2016 and $8,577 million at December 31, 2015, of which $5,024 million at March 31, 2016 and $6,494 million at December 31, 2015 was held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. At March 31, 2016, management believed that sufficient liquidity was available in the United States. However, in the unusual event that additional foreign funds are needed in the United States, the Company has the ability to repatriate additional funds. The repatriation could result in an adjustment to the tax liability after considering available foreign tax credits and other tax attributes. It is not practicable to calculate the unrecognized deferred tax liability on undistributed foreign earnings.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Three Months Ended
In millions	Mar 31, 2016	Mar 31, 2015
Cash provided by (used in):
Operating activities	$52	$1,258
Investing activities	(1,163)	320
Financing activities	(871)	(901)
Effect of exchange rate changes on cash	15	(43)
Summary
Increase (decrease) in cash and cash equivalents	$(1,967)	$634
Cash and cash equivalents at beginning of year	8,577	5,654
Cash and cash equivalents at end of period	$6,610	$6,288

Cash Flows from Operating Activities
In the first three months of 2016, cash provided by operating activities decreased compared with the same period last year, primarily due to an increase in cash used for working capital requirements and increased pension contributions.

Net Working Capital In millions	Mar 31, 2016		Dec 31, 2015
Current assets (1)	$23,334		$23,941
Current liabilities (1)	11,682		11,115
Net working capital	$11,652		$12,826
Current ratio	2.00	:1	2.15	:1
Days-sales-outstanding-in-receivables	50		47
Days-sales-in-inventory	83		72
(1)    Presented in accordance with newly implemented ASU 2015-17. See Note 1 to the
Consolidated Financial Statements for further information.

Net working capital decreased from December 31, 2015 to March 31, 2016, primarily due to a decrease in "Cash and cash equivalents" as well as an increase in "Accrued and other current liabilities" due to the urethane matters class action lawsuit and the opt-out cases litigation settlements. Days-sales-outstanding-in-receivables increased 3 days in the first three months of 2016. Days-sales-in-inventory increased 11 days in the first three months of 2016, primarily due to a build in inventory ahead of planned maintenance turnaround activity and seasonal demand in the second quarter of 2016.

Cash Flows from Investing Activities
In the first three months of 2016, cash used in investing activities was $1,163 million, primarily due to capital expenditures, including U.S. Gulf Coast projects, and investments in and loans to nonconsolidated affiliates, primarily with Sadara. In the first three months of 2015, cash provided by investing activities was $320 million, reflecting proceeds received on the divestiture of ANGUS Chemical Company and the global Sodium Borohydride business, which was partially offset by capital spending and investments in and loans to nonconsolidated affiliates.

Capital spending was $820 million in the first three months of 2016, compared with $903 million in the first three months of 2015, reflecting decreased spending on projects related to the Company's U.S. Gulf Coast investments. The Company expects capital spending in 2016 to be approximately $3.7 billion.

During the first three months of 2016, the Company loaned an additional $245 million to Sadara and converted approximately $460 million of a note receivable to equity. The Company expects to loan approximately $1.1 billion to Sadara in 2016. All or a portion of the outstanding loans to Sadara could potentially be converted into equity in future periods.

Cash Flows from Financing Activities
In the first three months of 2016, cash used in financing activities decreased compared with the same period last year, primarily due to decreased purchases of treasury stock which more than offset higher payments on long-term debt.

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

The following table provides a reconciliation of free cash flow to "Cash provided by operating activities" for the three-month periods ended March 31, 2016 and March 31, 2015:

Reconciliation of Free Cash Flow to "Cash Provided by Operating Activities" In millions	Three Months Ended
	Mar 31, 2016	Mar 31, 2015
Cash provided by operating activities	$52	$1,258
- Capital expenditures	820	903
Free Cash Flow	$(768)	$355

Liquidity & Financial Flexibility
The Company’s primary source of incremental liquidity is cash provided by operating activities. The generation of cash from operations and the Company's ability to access debt markets is expected to meet the Company’s cash requirements for working capital, capital expenditures, debt maturities, dividend payments, share repurchases, contributions to pension plans and other needs. In addition to cash provided by operating activities, the Company’s liquidity sources also include U.S. and Euromarket commercial paper, committed credit facilities, U.S. retail medium-term note program ("InterNotes"), accounts receivable securitization facilities and long-term debt and capital markets. Additional details on these sources of liquidity are as follows:

Commercial Paper
Dow issues promissory notes under its U.S. and Euromarket commercial paper programs. The Company had no commercial paper outstanding at March 31, 2016 or December 31, 2015. The Company maintains access to the commercial paper market at competitive rates.

Committed Credit Facilities
In the event Dow has short-term liquidity needs and is unable to issue commercial paper for any reason, Dow has the ability to access liquidity through its committed and available credit facilities, as summarized below:

Committed and Available Credit Facilities at March 31, 2016
In millions	Effective Date	Committed Credit	Available Credit	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility	March 2015	$5,000	$5,000	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2017	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	280	280	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	200	200	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	August 2016	Floating rate
Total Committed and Available Credit Facilities		$5,980	$5,980

Shelf Registration - U.S.
The Company’s shelf registration with the U.S. Securities and Exchange Commission ("SEC") for an unspecified amount of mixed securities expired on February 19, 2016. In addition, a prospectus supplement that registered an unlimited amount of securities for issuance under the Company’s InterNotes program also expired on February 19, 2016. Due to the pending transaction with E.I. du Pont de Nemours and Company (“DuPont”) in which the Company and DuPont will combine in an all-stock merger of equals strategic combination, the Company did not renew the shelf registration or file a new prospectus supplement for the InterNotes program. However, the Company is prepared to renew the shelf registration and file a new prospectus supplement for the InterNotes program with the SEC if and when it is determined to be needed.

Shelf Registration - Japan
At March 31, 2016, the Company had Japanese yen 50 billion (approximately $445 million) of securities available for issuance under a shelf registration renewed with the Kanto Local Finance Bureau of the Ministry of Finance of Japan effective December 13, 2014, which will expire on December 12, 2016. The Company intends to renew this shelf registration in the third quarter of 2016.

Accounts Receivable Securitization Facilities
The Company has access to committed accounts receivable securitization facilities in the United States, Europe and Asia Pacific, from which amounts available for funding are based upon available and eligible accounts receivable within each of the facilities. The Asia Pacific facilities are renewed annually. The Europe facility was renewed in July 2015 for a term that extends to July 2018. The Company renewed the United States facility in June 2015 for a term that extends to June 2018. See Note 12 to the Consolidated Financial Statements for further information.

Debt
As Dow continues to maintain its strong balance sheet and financial flexibility, management is focused on net debt, as Dow believes this is the best representation of the Company’s financial leverage at this point in time. As shown in the following table, net debt is equal to total gross debt minus "Cash and cash equivalents." At March 31, 2016, net debt as a percent of total capitalization was 28.2 percent.

Total Debt In millions	Mar 31, 2016	Dec 31, 2015
Notes payable	$491	$454
Long-term debt due within one year	256	541
Long-term debt	16,229	16,215
Gross debt	$16,976	$17,210
Cash and cash equivalents	$6,610	$8,577
Net debt	$10,366	$8,633
Gross debt as a percent of total capitalization	39.1%	39.7%
Net debt as a percent of total capitalization	28.2%	24.8%

Dow's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. The Company's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of the Company's consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement ("Revolving Credit Facility") equals or exceeds $500 million. The ratio of the Company's consolidated indebtedness to consolidated capitalization as defined in the Revolving Credit Facility was 0.38 to 1.00 at March 31, 2016. Management believes the Company was in compliance with all of its covenants and default provisions at March 31, 2016. For information on Dow's covenants and default provisions, see Note 17 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Dividends
On February 11, 2016, the Board of Directors declared a quarterly dividend of $0.46 per share, payable April 29, 2016, to stockholders of record on March 31, 2016. Since 1912, the Company has maintained or increased the amount of the quarterly dividend, adjusted for stock splits, with the exception of February 12, 2009. During this 104-year period, Dow has increased the amount of the quarterly dividend 52 times (approximately 13 percent of the time), reduced the dividend once and maintained the amount of the quarterly dividend approximately 87 percent of the time.

On February 11, 2016, the Board of Directors declared a quarterly dividend of $85 million to Cumulative Convertible Perpetual Preferred Stock, Series A shareholders of record on March 15, 2016, which was paid on April 1, 2016. Ongoing dividends related to Cumulative Convertible Perpetual Preferred Stock, Series A will accrue at the rate of $85 million per quarter, and are payable quarterly subject to Board of Directors’ approval.

Share Repurchase Program
On February 13, 2013, the Board of Directors approved a share buy-back program, authorizing up to $1.5 billion to be spent on the repurchase of the Company's common stock over a period of time. On January 29, 2014, the Board of Directors announced an expansion of the Company's share buy-back authorization, authorizing an additional amount not to exceed $3 billion to be spent on the repurchase of the Company's common stock over a period of time. On November 12, 2014, the Board of Directors announced a new $5 billion tranche to its share buy-back program. As a result of these actions, the total authorized amount of the share repurchase program is $9.5 billion. At March 31, 2016, approximately $2.3 billion of the share buy-back program authorization remained available for additional repurchases.

On December 11, 2015, the Company and DuPont announced that their boards of directors unanimously approved a definitive agreement under which the companies will combine in an all-stock merger of equals strategic combination. The combined company will be named DowDuPont. This transaction is expected to close in the second half of 2016, subject to customary closing conditions, including regulatory approvals. Dow expects that it will make purchases under the remaining $2.3 billion available under the share repurchase program in 2016. However, as a result of the planned merger of equals with DuPont, the Company will not repurchase shares until after the shareholder vote on the DowDuPont merger. After the shareholder vote, the Company will evaluate the opportunities to enter the market and plans to make repurchases.

For additional information related to the share repurchase program, see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Restructuring
The activities related to the 2015 restructuring program are expected to result in additional cash expenditures of $122 million, primarily through March 31, 2017, related to severance costs and costs associated with exit and disposal activities, including environmental remediation (see Note 3 to the Consolidated Financial Statements). The Company expects to incur additional costs in the future related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations, and to ensure competitiveness across its businesses and geographic areas. Future costs are expected to include demolition costs related to closed facilities and restructuring plan implementation costs; these costs will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

Off-Balance Sheet Arrangements
Off-balance sheet arrangements are obligations the Company has with nonconsolidated entities related to transactions, agreements or other contractual arrangements. The Company holds variable interests in joint ventures accounted for under the equity method of accounting. The Company is not the primary beneficiary of these joint ventures and therefore is not required to consolidate the entities (see Note 14 to the Consolidated Financial Statements). In addition, see Note 12 to the Consolidated Financial Statements for information regarding the transfer of financial assets.

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. The Company had outstanding guarantees at March 31, 2016 of $5,898 million, up from $5,822 million at December 31, 2015. Additional information related to guarantees can be found in the “Guarantees” section of Note 11 to the Consolidated Financial Statements.

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

Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 10-K”) describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Dow’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2015 10-K. Since December 31, 2015, there have been no material changes in the Company’s critical accounting policies.

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

	2016	2015
Claims unresolved at January 1	18,778	26,116
Claims filed	2,355	1,490
Claims settled, dismissed or otherwise resolved	(1,361)	(1,429)
Claims unresolved at March 31	19,772	26,177
Claimants with claims against both UCC and Amchem	(7,169)	(8,242)
Individual claimants at March 31	12,603	17,935

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

For additional information, see Asbestos-Related Matters of Union Carbide Corporation in Note 11 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings.

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

Dow uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Company is a variance/covariance model. This model uses a 97.5 percent confidence level and includes at least one year of historical data. The March 31, 2016, 2015 year-end and 2015 average daily VAR for the aggregate of all positions are shown below. These amounts are immaterial relative to the total equity of the Company.

Total Daily VAR by Exposure Type		2015
In millions	At Mar 31, 2016	Year-end	Average
Commodities	$22	$21	$20
Equities	$16	$15	$16
Foreign exchange	$3	$1	$2
Interest rate	$81	$96	$103
Composite	$122	$133	$141

The Company’s daily VAR for the aggregate of all positions decreased from a composite VAR of $133 million at December 31, 2015, to a composite VAR of $122 million at March 31, 2016. A decrease in interest rate VAR is the primary driver of the lower composite VAR and is due to a decline in volatility. The increase in the commodities and foreign exchange VAR is due to an increase in managed exposures while the increase in the equities VAR is due to an increase in volatility. See Note 11 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, for further disclosure regarding market risk.

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

The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred during the first quarter of 2016. For a summary of the history and current status of this matter, see Note 11 to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

Environmental Matters
Dow Benelux B.V. ("Dow Benelux"), a Netherlands-based wholly owned subsidiary of the Company, received a summons dated July 20, 2012, from the Public Prosecutor in The Netherlands to appear before the criminal section of the District Court in Breda, The Netherlands (which venue was subsequently changed to the District Court of Middelburg) (the "Court"). The allegations contained in the summons relate to seven process safety incidents and environmental spills that occurred between 2005 and 2008 at Dow Benelux's Terneuzen manufacturing facility. The Public Prosecutor alleges that each of the incidents constitutes a violation of certain Netherlands safety procedures and environmental regulations, notably Section 5 of the Major Accidents Decree 1999 and/or Section 18.18 of the Environmental Act. In addition, five of the incidents allegedly also constitute a violation of Section 173a of the Dutch Criminal Code. The trial in the first instance on this matter was held from January 14, 2014 through February 7, 2014. On March 24, 2014, the Court issued a guilty verdict and imposed a Euro 1.8 million fine against Dow Benelux. The Court's judgment is subject to an appeal with the Court of Appeal in Den Bosch ("Court of Appeal"), and Dow Benelux has filed a notice of appeal. A new and independent trial will be held by the Court of Appeal. As a first procedural step in the appeal, a pre-trial hearing was held on January 18, 2016, to discuss scheduling of the proceedings on the merits, but no date has been set. Dow Benelux expects the proceedings to occur during the second half of 2016.

ITEM 1A.  RISK FACTORS
There were no material changes in the Company's risk factors in the first quarter of 2016.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended March 31, 2016:

Issuer Purchases of Equity Securities		Average price paid per share	Total number of shares purchased as part of the Company's publicly announced share repurchase program (1)	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program (1) (In Millions)
Period	Total number of shares purchased
January 2016	—	$—	—	$2,312
February 2016	—	$—	—	$2,312
March 2016	—	$—	—	$2,312
First quarter 2016	—	$—	—	$2,312

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

On December 11, 2015, the Company and DuPont announced that their boards of directors unanimously approved a definitive agreement under which the companies will combine in an all-stock merger of equals strategic combination. The combined company will be named DowDuPont. This transaction is expected to close in the second half of 2016, subject to customary closing conditions, including regulatory approvals. Dow expects that it will make purchases under the remaining $2.3 billion available under the share repurchase program in 2016. However, as a result of the planned merger of equals with DuPont, the Company will not repurchase shares until after the shareholder vote on the DowDuPont merger. After the shareholder vote, the Company will evaluate the opportunities to enter the market and plans to make repurchases.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
In the first quarter of 2016, the Company early adopted Accounting Standards Update ("ASU") 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." The Company elected to apply the new guidance on a retrospective basis and, as a result, changes have been made to the presentation of deferred income tax assets and liabilities in the consolidated balance sheets at December 31, 2015. See Notes 1 and 2 to the Consolidated Financial Statements for additional information. In addition, a change was made to the consolidated balance sheets to reclassify prepaid tax assets of $293 million at December 31, 2015 and $358 million at December 31, 2014, to "Other current assets." A summary of the changes made to the consolidated balance sheets at December 31, 2015 and 2014, is included in the following table:

Summary of Changes to the Consolidated Balance Sheets	Dec 31, 2015	Dec 31, 2015	Dec 31, 2014	Dec 31, 2014
In millions	As Filed	Updated	As Filed	Updated
Deferred income tax assets - current	$827	$—	$812	$—
Other current assets	$354	$647	$316	$674
Total current assets	$24,475	$23,941	$24,255	$23,801
Deferred income tax assets - noncurrent	$1,694	$2,140	$2,135	$2,541
Total other assets	$18,051	$18,497	$19,121	$19,527
Total Assets	$68,026	$67,938	$68,687	$68,639
Deferred income tax liabilities - current	$100	$—	$105	$—
Total current liabilities	$11,215	$11,115	$11,581	$11,476
Deferred income tax liabilities - noncurrent	$575	$587	$622	$679
Total other noncurrent liabilities	$14,413	$14,425	$14,809	$14,866
Total Liabilities and Equity	$68,026	$67,938	$68,687	$68,639

ITEM 6.  EXHIBITS
See the Exhibit Index of this Quarterly Report on Form 10-Q for exhibits filed with this report.

The Dow Chemical Company and Subsidiaries Trademark Listing

The following trademark of The Dow Chemical Company and certain affiliated companies of Dow appear in this report:
DOW, SAFECHEM, STYROFOAM

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

THE DOW CHEMICAL COMPANY
Registrant
Date: April 29, 2016

/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Vice President and Controller

The Dow Chemical Company and Subsidiaries Exhibit Index

EXHIBIT NO.	DESCRIPTION

12.1	Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements.

23	Ankura Consulting Group, LLC's Consent.

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.