Form 10-Q
period 2016-06-30
DOW CHEMICAL CO /DE/
filed 2016-07-28
CIK 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2016

or

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☑ No

Outstanding at
Class	June 30, 2016
Common Stock, par value $2.50 per share	1,126,830,305 shares

The Dow Chemical Company
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2016

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

This document also contains statements about Dow's agreement to effect an all-stock, merger of equals strategic combination with E. I. du Pont de Nemours and Company ("DuPont") resulting in a new combined company ("DowDuPont") and then, subsequent to the merger, Dow and DuPont intend to pursue the separation of DowDuPont's agriculture business, specialty products business and material science business through one or more tax-efficient transactions (collectively, the "Transaction"). Many factors could cause actual results to differ materially from these forward-looking statements with respect to the Transaction, including (i) the completion of the proposed Transaction on anticipated terms and timing, including obtaining regulatory approvals, anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the new combined company’s operations and other conditions to the completion of the merger, (ii) the ability of Dow and DuPont to integrate the business successfully and to achieve anticipated synergies, risks and costs and pursuit and/or implementation of the potential separation, including anticipated timing, and any changes to the configuration of businesses included in the potential separation, if implemented, (iii) potential litigation relating to the proposed Transaction that could be instituted against Dow, DuPont or their respective directors, (iv) the risk that disruptions from the proposed Transaction will harm Dow’s or DuPont’s business, including current plans and operations, (v) the ability of Dow or DuPont to retain and hire key personnel, (vi) potential adverse reactions or changes to business relationships resulting from the announcement or completion of the merger, (vii) uncertainty as to the long-term value of DowDuPont common stock, (viii) continued availability of capital and financing and rating agency actions, (ix) legislative, regulatory and economic developments, (x) potential business uncertainty during the pendency of the merger that could affect Dow’s and/or DuPont’s economic performance, (xi) certain contractual restrictions that could be imposed on Dow and/or DuPont during the pendency of the merger that might impact Dow’s or DuPont’s ability to pursue certain business opportunities or strategic transactions and (xii) unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, as well as management’s response to any of the aforementioned factors. These risks, as well as other risks associated with the proposed merger, are more fully discussed in the joint proxy statement/prospectus that is included in the registration statement on Form S-4 (File No. 333-209869) that was filed with the U.S. Securities and Exchange Commission in connection with the proposed merger. While the list of factors presented here is, and the list of factors presented in the registration statement on Form S-4 are, considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on Dow’s or DuPont’s consolidated financial condition, results of operations, credit rating or liquidity. Neither Dow nor DuPont assumes any obligation to publicly provide revisions or updates to any forward-looking statements, whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The Dow Chemical Company undertakes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions, except per share amounts (Unaudited)	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Net Sales	$11,952	$12,910	$22,655	$25,280
Cost of sales	9,275	10,146	17,226	19,681
Research and development expenses	399	429	760	812
Selling, general and administrative expenses	787	773	1,529	1,525
Amortization of intangibles	122	109	225	211
Restructuring charges	454	375	452	375
Equity in earnings of nonconsolidated affiliates	82	272	121	440
Sundry income (expense) - net	2,550	385	1,309	1,048
Interest income	18	11	38	28
Interest expense and amortization of debt discount	208	232	409	473
Income Before Income Taxes	3,357	1,514	3,522	3,719
Provision for income taxes	130	317	20	1,003
Net Income	3,227	1,197	3,502	2,716
Net income (loss) attributable to noncontrolling interests	19	(23)	40	18
Net Income Attributable to The Dow Chemical Company	3,208	1,220	3,462	2,698
Preferred stock dividends	85	85	170	170
Net Income Available for The Dow Chemical Company Common Stockholders	$3,123	$1,135	$3,292	$2,528

Per Common Share Data:
Earnings per common share - basic	$2.79	$0.99	$2.96	$2.21
Earnings per common share - diluted	$2.61	$0.97	$2.83	$2.15

Dividends declared per share of common stock	$0.46	$0.42	$0.92	$0.84
Weighted-average common shares outstanding - basic	1,111.1	1,138.1	1,107.0	1,136.9
Weighted-average common shares outstanding - diluted	1,222.8	1,249.4	1,218.5	1,248.0

Depreciation	$511	$483	$967	$969
Capital Expenditures	$997	$998	$1,817	$1,901
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Net Income	$3,227	$1,197	$3,502	$2,716
Other Comprehensive Income (Loss), Net of Tax
Net change in unrealized gains on investments	15	1	34	(1)
Translation adjustments	(86)	317	242	(620)
Adjustments to pension and other postretirement benefit plans	455	123	547	248
Net gains (losses) on cash flow hedging derivative instruments	33	(11)	(1)	(20)
Other comprehensive income (loss)	417	430	822	(393)
Comprehensive Income	3,644	1,627	4,324	2,323
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	31	(32)	68	9
Comprehensive Income Attributable to The Dow Chemical Company	$3,613	$1,659	$4,256	$2,314
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Jun 30, 2016	Dec 31, 2015
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2016: $109; 2015: $158)	$7,309	$8,577
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2016: $106; 2015: $94)	5,171	4,078
Other	4,102	3,768
Inventories	8,212	6,871
Other current assets	1,516	647
Total current assets	26,310	23,941
Investments
Investment in nonconsolidated affiliates	3,576	3,958
Other investments (investments carried at fair value - 2016: $1,960; 2015: $1,866)	2,985	2,923
Noncurrent receivables	753	765
Total investments	7,314	7,646
Property
Property	56,700	50,802
Less accumulated depreciation	33,917	32,948
Net property (variable interest entities restricted - 2016: $1,054; 2015: $1,717)	22,783	17,854
Other Assets
Goodwill	15,442	12,154
Other intangible assets (net of accumulated amortization - 2016: $4,009; 2015: $3,770)	6,463	3,617
Deferred income tax assets	2,558	2,140
Asbestos-related insurance receivables - noncurrent	39	51
Deferred charges and other assets	615	535
Total other assets	25,117	18,497
Total Assets	$81,524	$67,938
Liabilities and Equity
Current Liabilities
Notes payable	$235	$454
Long-term debt due within one year	259	541
Accounts payable:
Trade	4,441	3,577
Other	2,607	2,287
Income taxes payable	625	452
Dividends payable	597	592
Accrued and other current liabilities	4,117	3,212
Total current liabilities	12,881	11,115
Long-Term Debt (variable interest entities nonrecourse - 2016: $393; 2015: $487)	20,852	16,215
Other Noncurrent Liabilities
Deferred income tax liabilities	982	587
Pension and other postretirement benefits - noncurrent	9,894	9,119
Asbestos-related liabilities - noncurrent	357	387
Other noncurrent obligations	6,324	4,332
Total other noncurrent liabilities	17,557	14,425
Stockholders’ Equity
Preferred stock, series A	4,000	4,000
Common stock	3,107	3,107
Additional paid-in capital	4,890	4,936
Retained earnings	30,680	28,425
Accumulated other comprehensive loss	(7,845)	(8,667)
Unearned ESOP shares	(232)	(272)
Treasury stock at cost	(5,664)	(6,155)
The Dow Chemical Company’s stockholders’ equity	28,936	25,374
Non-redeemable noncontrolling interests	1,298	809
Total equity	30,234	26,183
Total Liabilities and Equity	$81,524	$67,938
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
In millions (Unaudited)	Jun 30, 2016	Jun 30, 2015
Operating Activities
Net Income	$3,502	$2,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,287	1,276
Credit for deferred income tax	(993)	(69)
Earnings of nonconsolidated affiliates less than dividends received	388	187
Pension contributions	(506)	(725)
Net gain on sales of investments	(48)	(28)
Net gain on sales of property, businesses and consolidated companies	(74)	(734)
Net gain on sale of ownership interests in nonconsolidated affiliates	—	(27)
Net gain on step acquisition of nonconsolidated affiliates	(2,445)	(361)
Restructuring charges	452	375
Excess tax benefits from share-based payment arrangements	(32)	(21)
Other net loss	62	15
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(1,320)	(699)
Proceeds from interests in trade accounts receivable conduits	753	713
Inventories	(238)	(29)
Accounts payable	433	(110)
Other assets and liabilities	1,049	185
Cash provided by operating activities	2,270	2,664
Investing Activities
Capital expenditures	(1,817)	(1,901)
Construction of assets pending sale / leaseback	(12)	—
Proceeds from sale / leaseback of assets	32	—
Payment into escrow account	(835)	—
Proceeds from sales of property, businesses and consolidated companies, net of cash divested	177	1,471
Acquisitions of property, businesses and consolidated companies, net of cash acquired	(224)	(54)
Cash acquired in step acquisition of nonconsolidated affiliate	1,050	—
Investments in and loans to nonconsolidated affiliates	(569)	(383)
Distributions and loan repayments from nonconsolidated affiliates	8	11
Proceeds from sale of ownership interests in nonconsolidated affiliates	—	33
Purchases of investments	(301)	(177)
Proceeds from sales and maturities of investments	428	238
Cash used in investing activities	(2,063)	(762)
Financing Activities
Changes in short-term notes payable	(66)	(62)
Proceeds from issuance of long-term debt	30	211
Payments on long-term debt	(459)	(108)
Purchases of treasury stock	—	(500)
Proceeds from sales of common stock	234	294
Transaction financing, debt issuance and other costs	(2)	(3)
Excess tax benefits from share-based payment arrangements	32	21
Contributions from noncontrolling interests	—	16
Distributions to noncontrolling interests	(66)	(24)
Dividends paid to stockholders	(1,185)	(1,125)
Cash used in financing activities	(1,482)	(1,280)
Effect of Exchange Rate Changes on Cash	7	(52)
Summary
Increase (decrease) in cash and cash equivalents	(1,268)	570
Cash and cash equivalents at beginning of period	8,577	5,654
Cash and cash equivalents at end of period	$7,309	$6,224
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Six Months Ended
In millions, except per share amounts (Unaudited)	Jun 30, 2016	Jun 30, 2015
Preferred Stock
Balance at beginning of year and end of period	$4,000	$4,000
Common Stock
Balance at beginning of year and end of period	3,107	3,107
Additional Paid-in Capital
Balance at beginning of year	4,936	4,846
Common stock issued / sold	234	294
Stock-based compensation and allocation of ESOP shares	(280)	(301)
Balance at end of period	4,890	4,839
Retained Earnings
Balance at beginning of year	28,425	23,045
Net income available for The Dow Chemical Company common stockholders	3,292	2,528
Dividends declared on common stock (per share - 2016: $0.92; 2015: $0.84)	(1,021)	(956)
Dividend equivalents on participating securities	(16)	(11)
Balance at end of period	30,680	24,606
Accumulated Other Comprehensive Loss
Balance at beginning of year	(8,667)	(8,017)
Other comprehensive income (loss)	822	(393)
Balance at end of period	(7,845)	(8,410)
Unearned ESOP Shares
Balance at beginning of year	(272)	(325)
Shares allocated to ESOP participants	40	41
Balance at end of period	(232)	(284)
Treasury Stock
Balance at beginning of year	(6,155)	(4,233)
Purchases	—	(500)
Issuances - compensation plans	491	487
Balance at end of period	(5,664)	(4,246)
The Dow Chemical Company’s Stockholders’ Equity	28,936	23,612
Non-redeemable Noncontrolling Interests	1,298	839
Total Equity	$30,234	$24,451
See Notes to the Consolidated Financial Statements.

(Unaudited)	The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 1. Financial Statements Notes to the Consolidated Financial Statements

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS
Basis of Presentation
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

Updated Significant Accounting Policy
Foreign Currency Translation
The local currency has been primarily used as the functional currency throughout the world. Translation gains and losses of those operations that use local currency as the functional currency are included in the consolidated balance sheets in "Accumulated other comprehensive loss" ("AOCL"). For certain subsidiaries, the U.S. dollar is used as the functional currency. This occurs when the subsidiary operates in an economic environment where the products produced and sold are tied to U.S. dollar-denominated markets, or when the foreign subsidiary operates in a hyper-inflationary environment. Where the U.S. dollar is used as the functional currency, foreign currency translation gains and losses are reflected in income.

Adoption of Accounting Standards Update 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes"
In the first quarter of 2016, the Company early adopted Accounting Standards Update ("ASU") 2015-17. The Company elected to apply the new guidance on a retrospective basis and, as a result, changes have been made to the presentation of deferred income tax assets and liabilities in the consolidated balance sheets at December 31, 2015. See Note 2 for additional information. In addition, a change was made to the prior year consolidated balance sheets to reclassify prepaid tax assets of $293 million to "Other current assets." A summary of the changes made to the consolidated balance sheets at December 31, 2015, is included in the following table:

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

NOTE 2 – RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In the first quarter of 2016, the Company adopted ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," which makes changes to both the variable interest model and voting interest model and eliminates the indefinite deferral of Financial Accounting Standards Board ("FASB") Statement No. 167, included in ASU 2010-10, for certain investment funds. All reporting entities that hold a variable interest in other legal entities had to re-evaluate their consolidation conclusions as well as disclosure requirements. This ASU was effective for annual periods beginning after December 15, 2015, and early adoption was permitted, including any interim period. The adoption of this guidance did not have an impact on the consolidated financial statements.

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

In the first quarter of 2016, the Company early adopted ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, and may be applied prospectively or retrospectively. The change is reflected in "Deferred income tax assets" and "Deferred income tax liabilities" in the consolidated balance sheets on a retrospective basis and did not have a material impact on the consolidated financial statements. See Note 1 for additional information.

Accounting Guidance Issued But Not Adopted as of June 30, 2016
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which was issued in August 2015, revised the effective date for this ASU to annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09. The Company is currently evaluating the impact of adopting this guidance.

In May 2014, the FASB and International Accounting Standards Board formed The Joint Transition Resource Group for Revenue Recognition ("TRG"), consisting of financial statement preparers, auditors and users, to seek feedback on potential issues related to the implementation of the new revenue standard. As a result of feedback from the TRG, the FASB has issued additional guidance to provide clarification, implementation guidance and practical expedients to address some of the challenges of implementation. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which is an amendment on assessing whether an entity is a principal or an agent in a revenue transaction. This amendment addresses issues to clarify the principal versus agent assessment and lead to more consistent application. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," which contains amendments to the new revenue recognition standard on identifying performance obligations and accounting for licenses of intellectual property. The amendments related to identifying performance obligations clarify when a promised good or service is separately identifiable and allows entities to disregard items that are immaterial in the context of a contract. The licensing implementation amendments clarify how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether revenue is recognized over time or at a point in time. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," which provides clarity and implementation guidance on assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The new standards have the same effective date and transition requirements as ASU 2014-09. The Company is currently evaluating the impact of adopting this guidance.

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

NOTE 3 – RESTRUCTURING
2016 Restructuring
On June 27, 2016, the Board of Directors of the Company approved a restructuring plan that incorporates actions related to the recent ownership restructure of Dow Corning Corporation ("Dow Corning"). These actions, aligned with Dow’s value growth and synergy targets, will result in a global workforce reduction of approximately 2,500 positions, with most of these positions resulting from synergies related to the Dow Corning transaction. These actions are expected to be completed during the next two years.

As a result of these actions, the Company recorded pretax restructuring charges of $449 million in the second quarter of 2016 consisting of severance charges of $268 million, asset write-downs and write-offs of $153 million and costs associated with exit and disposal activities of $28 million. The impact of these charges is shown as "Restructuring charges" in the consolidated statements of income and reflected in the Company's segments results as shown in the following table:

2016 Restructuring Charges by Operating Segment	Severance Costs	Impairment of Long-Lived Assets and Other Assets	Costs Associated with Exit or Disposal Activities	Total
In millions
Consumer Solutions	$—	$23	$5	$28
Infrastructure Solutions	—	74	23	97
Performance Plastics	—	10	—	10
Corporate	268	46	—	314
Total	$268	$153	$28	$449

Details regarding the components of the 2Q16 restructuring charge are discussed below:

Severance Costs
The restructuring charge includes severance of $268 million for the separation of approximately 2,500 employees under the terms of the Company's ongoing benefit arrangements, primarily by June 30, 2018. These costs were charged against Corporate.

Impairment of Long-Lived Assets and Other Assets
The restructuring charges related to the write-down and write-off of assets in the second quarter of 2016 total $153 million. Details regarding the write-downs and write-offs are as follows:

•
In the second quarter of 2016, the Company recorded a charge of $70 million for asset write-downs and write-offs including the shutdown of an Energy & Water Solutions solar manufacturing facility in Midland, Michigan; the write-down of a solar facility in Milpitas, California; and, the write-off of capital projects and in-process research and development. The charge was reflected in the Infrastructure Solutions operating segment. The Midland facility is expected to be shut down by the end of the fourth quarter of 2016.

•
To enhance competitiveness and streamline costs associated with the ownership restructure of Dow Corning, silicones manufacturing facilities in Yamakita, Japan, and Greensboro, North Carolina, will be shut down by the end of the second quarter of 2018 and an idled facility was shut down in the second quarter of 2016. As a result, in the second quarter of 2016 the Company recorded a charge of $25 million reflected in Consumer Solutions ($21 million) and Infrastructure Solutions ($4 million).

•
The closure and/or consolidation of certain corporate facilities and data centers. Write-downs of $25 million were recorded in the second quarter of 2016, impacting Corporate. These facilities will be shut down no later than the end of the second quarter of 2018.

•
A decision was made to shut down a small manufacturing facility and to write-down other non-manufacturing assets, including a cost method investment and aircraft. Write-downs of $33 million were recorded in the second quarter of 2016, impacting Consumer Solutions ($2 million), Performance Plastics ($10 million) and Corporate ($21 million). The manufacturing facility was shut down in the second quarter of 2016.

Costs Associated with Exit and Disposal Activities
The restructuring charges for cost associated with exit and disposal activities, including contract cancellation penalties, environmental remediation and warranty liabilities, totaled $28 million in the second quarter of 2016, impacting Consumer Solutions ($5 million) and Infrastructure Solutions ($23 million).

The following table summarizes the activities related to the Company's 2016 restructuring reserve, which is included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets:

2016 Restructuring Activities	Severance Costs	Impairment of Long-Lived Assets and Other Assets	Costs Associated with Exit and Disposal Activities	Total
In millions
Restructuring charge recognized in the second quarter of 2016	$268	$153	$28	$449
Charges against the reserve	—	(153)	—	(153)
Reserve balance at June 30, 2016	$268	$—	$28	$296

2015 Restructuring
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

Severance Costs
The restructuring charges recorded in the second quarter of 2015 included severance of $196 million for the separation of approximately 1,750 employees under the terms of the Company's ongoing benefit arrangements. In the fourth quarter of 2015, the Company recorded an additional charge of $39 million related to the separation of approximately 500 additional employees, primarily by March 31, 2017. These costs were charged against Corporate. At December 31, 2015, severance of $92 million was paid, leaving a liability of $143 million for approximately 1,250 employees. In the first six months of 2016, severance of $55 million was paid, leaving a liability of $88 million for approximately 650 employees at June 30, 2016.

Adjustments to the 2015 Restructuring Charge
During the first quarter of 2016, the Company recorded a favorable adjustment to the 2015 restructuring charge related to the impairment of long-lived assets of $2 million, included in "Restructuring charges" in the consolidated statements of income and reflected in the Infrastructure Solutions segment.

During the second quarter of 2016, the Company recorded an unfavorable adjustment to the 2015 restructuring charge related to additional accruals for exit and disposal activities of $5 million, included in "Restructuring charges" in the consolidated statements of income and reflected in Agricultural Sciences ($4 million) and Consumer Solutions ($1 million).

The following table summarizes the activities related to the Company's 2015 restructuring reserve, which is included in "Accrued and other current liabilities" in the consolidated balance sheets:

2015 Restructuring Activities	Costs Associated with Exit and Disposal Activities
In millions		Severance Costs	Total
Reserve balance at Dec 31, 2015	$10	$143	$153
Cash payments	(1)	(30)	(31)
Reserve balance at Mar 31, 2016	$9	$113	$122
Adjustments to the reserve	5	—	5
Cash payments	(1)	(25)	$(26)
Reserve balance at June 30, 2016	$13	$88	$101

Dow expects to incur future costs related to its 2015 and 2016 restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations, and to ensure competitiveness across its businesses and across geographic areas. Future costs are expected to include demolition costs related to closed facilities and restructuring plan implementation costs; these will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time and are not included in the restructuring activities tables.

NOTE 4 – ACQUISITIONS AND DIVESTITURES
Ownership Restructure of Dow Corning Corporation
On June 1, 2016, the Company announced the closing of the transaction with Corning Incorporated ("Corning"), Dow Corning and HS Upstate Inc., (“Splitco”), pursuant to which Corning exchanged with Dow Corning its 50 percent equity interest in Dow Corning for 100 percent of the stock of Splitco which holds Corning's historical proportional interest in the Hemlock Semiconductor Group ("HSC Group") and approximately $4.8 billion in cash (the “DCC Transaction”). As a result of the DCC Transaction, Dow Corning, previously a 50:50 joint venture between Dow and Corning, is now a wholly owned subsidiary of Dow. In connection with the DCC Transaction, on May 31, 2016, Dow Corning incurred $4.5 billion of indebtedness in order to fund the contribution of cash to Splitco. See Notes 6, 7, 13 and 14 for additional information.

At June 1, 2016, the Company's equity interest in Dow Corning, excluding the HSC Group, was $1,968 million and previously classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets. This equity interest was remeasured to fair value which resulted in a non-taxable gain of $2,445 million, net of closing costs and other comprehensive loss related to the Company's interest in Dow Corning. The gain was included in "Sundry income (expense) - net" and reflected in the Consumer Solutions ($1,301 million) and Infrastructure Solutions ($1,144 million) segments. The Company recognized a tax benefit of $141 million on the DCC Transaction, primarily due to the reassessment of a previously recognized deferred tax liability on the basis difference in the Company’s investment in Dow Corning.

The Company utilized an income approach with a discounted cash flow model to determine the enterprise fair value of Dow Corning. The valuation process resulted in an enterprise fair value of $9,636 million. The following table summarizes the fair values of Dow Corning's remaining assets and liabilities, excluding the HSC Group, on June 1, 2016, which are now fully consolidated by Dow. The valuation process at June 30, 2016 is not complete. Final determination of the fair values may result in further adjustments to the values presented in the following table.

Assets Acquired and Liabilities Assumed on June 1, 2016
In millions
Fair Value of Previously Held Equity Investment, excluding the HSC Group	$4,818
Fair Value of Assets Acquired
Cash and cash equivalents	$1,050
Accounts and notes receivable - Trade	640
Accounts and notes receivable - Other	223
Inventories	1,147
Other current assets	51
Investment in nonconsolidated affiliates	110
Noncurrent receivables	112
Property	4,019
Other intangible assets (1)	2,987
Deferred income tax assets	1,001
Other assets	98
Total Assets Acquired	$11,438
Fair Value of Liabilities Assumed
Accounts payable - Trade	$374
Income taxes payable	261
Accrued and other current liabilities	406
Other current liabilities	95
Long-Term Debt	4,672
Deferred income tax liabilities	1,840
Pension and other postretirement benefits - noncurrent (2)	1,241
Other noncurrent obligations	438
Total Liabilities Assumed	$9,327
Non-redeemable noncontrolling interests	$473
Goodwill	$3,180

(1)
Includes $30 million of trademarks, $1,200 million of licenses and intellectual property, $2 million of software and $1,755 million of customer-related intangibles. See Note 6 for additional information.

(2)	Includes pension and other postretirement benefits as well as long-term disability obligations.

The DCC Transaction resulted in the recognition of $3,180 million of goodwill which is not deductible for tax purposes. Goodwill largely consists of expected synergies resulting from the DCC Transaction. Cost synergies will be achieved through a combination of workforce consolidations and savings from actions such as harmonizing energy contracts at large sites, optimizing warehouse and logistics footprints, implementing materials and maintenance best practices, combining information technology service structures and leveraging existing research and development knowledge management systems. See Note 6 for additional information on goodwill, including the allocation by segment.

The fair value of "Accounts and notes receivables - Trade" acquired was $640 million, with gross contractual amounts receivable of $654 million of which $14 million was deemed uncollectible. Liabilities assumed from Dow Corning on June 1, 2016 included certain contingent liabilities relating to breast implant and other products liability claims valued at $290 million, included in "Other noncurrent obligations" and commercial creditor issues valued at $105 million, included in “Accrued and other current liabilities” in the consolidated balance sheets. See Note 11 for additional information on contingent liabilities. Gross operating loss carryforwards of $568 million were assumed from Dow Corning on June 1, 2016. The operating loss carryforwards expire either in years beyond 2020 or have an indefinite carryforward period.

The following table summarizes the major classes of assets and liabilities underlying the deferred tax assets and liabilities resulting from DCC Transaction:

Deferred Tax Balances at June 1, 2016	Deferred Tax	Deferred Tax
In millions	Assets	Liabilities
Property	$161	$743
Tax loss and credit carryforwards	227	—
Postretirement benefit obligations	474	—
Other accruals and reserves	68	52
Intangibles	11	1,004
Inventory	2	33
Long-term debt	49	—
Investments	23	8
Subtotal	$1,015	$1,840
Valuation allowances	(14)	—
Total Deferred Tax Balances	$1,001	$1,840

The Company evaluated the disclosure requirements under Accounting Standards Codification ("ASC") 805 "Business Combinations" and determined the DCC Transaction was not considered a material business combination for purposes of disclosing the revenue and earnings of Dow Corning since the date of the ownership restructure as well as supplemental pro forma information.

Beginning in June 2016, the results of Dow Corning, excluding the HSC Group, are fully consolidated in the Company’s consolidated statements of income. Prior to June 2016, the Company’s 50 percent share of Dow Corning’s results of operations was reported in “Equity in earnings of nonconsolidated affiliates” in the consolidated statements of income. The results of the HSC Group continue to be treated as an equity method investment and reported as “Equity in earnings of nonconsolidated affiliates” in the consolidated statements of income.

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

On October 5, 2015, the Company completed the split-off of its U.S. Gulf Coast Chlor-Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses ("chlorine value chain"). The Company has not reported the historical results of the chlorine value chain as discontinued operations in Dow's financial statements, as the divestiture of the chlorine value chain did not represent a strategic shift that had a major effect on the Company's operations and financial results. However, the chlorine value chain was considered an individually significant component of the Company. Select income statement information is presented below for the three- and six-month periods ended June 30, 2015:

Dow Chlorine Value Chain Income Statement Information	Three Months Ended	Six Months Ended
In millions	Jun 30, 2015	Jun 30, 2015
Income Before Income Taxes (1)	$39	$76
Loss before income taxes attributable to noncontrolling interests	4	5
Income Before Income Taxes attributable to The Dow Chemical Company (1)	$43	$81
(1)    Excludes transaction costs associated with the separation of the chlorine value chain, which are reported below.

In the second quarter of 2016, the Company recognized a pretax gain of $6 million for post-closing adjustments, included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in the Performance Materials & Chemicals segment.

In the second quarter of 2015, the Company incurred pretax charges of $43 million and $69 million in the first six months of 2015, for nonrecurring transaction costs associated with the separation of the chlorine value chain, consisting primarily of financial and professional advisory fees, legal fees and information systems infrastructure costs. These charges, which are part of costs associated with portfolio and productivity actions, were included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in Corporate.

NOTE 5 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories In millions	Jun 30, 2016	Dec 31, 2015
Finished goods	$4,744	$3,879
Work in process	1,662	1,502
Raw materials	973	730
Supplies	845	768
Total FIFO inventories	$8,224	$6,879
Adjustment of inventories to a LIFO basis	(12)	(8)
Total inventories	$8,212	$6,871

Total inventories increased $1,341 million from December 31, 2015, primarily due to the DCC Transaction. See Note 4 for additional information.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the carrying amount of goodwill by operating segment:

Goodwill	Agricultural Sciences	Consumer Solutions	Infrastructure Solutions	Performance Materials & Chemicals	Performance Plastics	Total
In millions
Net goodwill at Dec 31, 2015	$1,472	$4,374	$4,382	$391	$1,535	$12,154
Acquisition of an aniline plant	—	—	—	37	—	37
Sale of a product line	—	—	—	—	(5)	(5)
Goodwill related to the DCC Transaction (1)	—	1,685	1,495	—	—	3,180
Foreign currency impact	—	35	37	1	3	76
Net goodwill at Jun 30, 2016	$1,472	$6,094	$5,914	$429	$1,533	$15,442

(1)	Final determination of the goodwill value assigned may result in adjustments to the preliminary value recorded.

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	At June 30, 2016			At December 31, 2015
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$3,150	$(1,145)	$2,005	$1,943	$(1,087)	$856
Patents	108	(97)	11	119	(108)	11
Software	1,297	(667)	630	1,253	(628)	625
Trademarks	697	(471)	226	666	(441)	225
Customer-related	4,990	(1,486)	3,504	3,164	(1,366)	1,798
Other	164	(143)	21	165	(140)	25
Total other intangible assets, finite lives	$10,406	$(4,009)	$6,397	$7,310	$(3,770)	$3,540
IPR&D (1), indefinite lives	66	—	66	77	—	77
Total other intangible assets	$10,472	$(4,009)	$6,463	$7,387	$(3,770)	$3,617

(1)	In-process research and development (“IPR&D”) purchased in a business combination.

In the second quarter of 2016, the Company wrote-off $11 million of IPR&D as part of the 2016 restructuring charge. See Note 3 for additional information.

Intangible assets included as part of the DCC Transaction are presented in the table below. See Note 4 for additional information on this transaction.

Dow Corning Intangible Assets	Gross Carrying Amount	Weighted-average Amortization Period
In millions
Intangible assets with finite lives:
Licenses and intellectual property	$1,200	9 years
Software	2	5 years
Trademarks	30	3 years
Customer-related	1,755	19 years
Total	$2,987	15 years

The following table provides information regarding amortization expense related to intangible assets:

Amortization Expense	Three Months Ended		Six Months Ended
In millions	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Other intangible assets, excluding software	$122	$109	$225	$211
Software, included in “Cost of sales”	$19	$17	$37	$35

Total estimated amortization expense for 2016 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2016	$605
2017	$725
2018	$702
2019	$626
2020	$590
2021	$562

NOTE 7 – NONCONSOLIDATED AFFILIATES
As a result of the DCC Transaction, Dow Corning, previously a 50:50 joint venture between Dow and Corning, is now a wholly owned subsidiary of Dow. The Company's equity interest in Dow Corning, which was previously classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets, was remeasured to fair value. See Note 4 for additional information on the DCC Transaction, including details on the fair value of assets acquired and liabilities assumed.

Dow Corning continues to maintain an equity interest in the HSC Group. The HSC Group was included as part of the Dow Corning equity method investment and classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets. The following table includes the carrying value of the nonconsolidated affiliates included in the HSC Group at June 1, 2016, including the balance sheet classification of each investment:

HSC Group at June 1, 2016	Ownership Interest	Investment	Balance Sheet Classification
In millions
Hemlock Semiconductor L.L.C. (1)	50.1%	$(958)	Other noncurrent obligations
DC HSC Holdings LLC (2)	50.0%	$571	Investment in nonconsolidated affiliates

(1)	Hemlock Semiconductor L.L.C. is a nonconsolidated variable interest entity. See Note 14 for additional information.

(2)	DC HSC Holdings LLC holds an 80.5 percent indirect ownership interest in Hemlock Semiconductor Operations.

At June 30, 2016, the Company had a $162 million note receivable with Sadara Chemical Company ("Sadara"), included in "Noncurrent receivables" in the consolidated balance sheets ($473 million at December 31, 2015). During the first six months of 2016, the Company loaned an additional $569 million to Sadara and converted approximately $880 million of the loan balance into equity. Dow continues to maintain a 35 percent ownership interest in Sadara.

NOTE 8 – FINANCIAL INSTRUMENTS
A summary of the Company's financial instruments, risk management policies, derivative instruments and hedging activities can be found in Note 11 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. If applicable, updates have been included in the respective section below.

The following table summarizes the fair value of financial instruments at June 30, 2016 and December 31, 2015:

Fair Value of Financial Instruments
	At June 30, 2016				At December 31, 2015
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities: (1)
Debt securities:
Government debt (2)	$572	$42	$—	$614	$597	$22	$(7)	$612
Corporate bonds	671	47	(3)	715	633	26	(8)	651
Total debt securities	$1,243	$89	$(3)	$1,329	$1,230	$48	$(15)	$1,263
Equity securities	579	101	(49)	631	555	108	(60)	603
Total marketable securities	$1,822	$190	$(52)	$1,960	$1,785	$156	$(75)	$1,866
Long-term debt including debt due within one year (3)	$(21,111)	$17	$(2,306)	$(23,400)	$(16,756)	$424	$(1,668)	$(18,000)
Derivatives relating to:
Interest rates	$—	$—	$(9)	$(9)	$—	$—	$(4)	$(4)
Commodities (4)	$—	$17	$(222)	$(205)	$—	$6	$(248)	$(242)
Foreign currency	$—	$54	$(139)	$(85)	$—	$109	$(32)	$77

(1)	Included in “Other investments” in the consolidated balance sheets.

(2)	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

(3)	Cost includes fair value hedge adjustments of $18 million at June 30, 2016 and $18 million at December 31, 2015.

(4)	Presented net of cash collateral, as disclosed in Note 9.

Investments
The Company’s investments in marketable securities are primarily classified as available-for-sale. The following table provides the investing results from available-for-sale securities for the six-month periods ended June 30, 2016 and June 30, 2015:

Investing Results	Six Months Ended
In millions	Jun 30, 2016	Jun 30, 2015
Proceeds from sales of available-for-sale securities	$331	$195
Gross realized gains	$23	$31
Gross realized losses	$(1)	$(2)
The following table summarizes the contractual maturities of the Company’s investments in debt securities:

Contractual Maturities of Debt Securities at June 30, 2016
In millions	Amortized Cost	Fair Value
Within one year	$15	$15
One to five years	314	327
Six to ten years	653	696
After ten years	261	291
Total	$1,243	$1,329

The following tables provide the fair value and gross unrealized losses of the Company’s investments that were deemed to be temporarily impaired at June 30, 2016 and December 31, 2015, aggregated by investment category:

Temporarily Impaired Securities at June 30, 2016
	Less than 12 months		12 months or more		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$45	$(1)	$13	$(1)	$58	$(2)
Equity securities	30	(5)	143	(44)	173	(49)
Total temporarily impaired securities	$75	$(6)	$156	$(45)	$231	$(51)

Temporarily Impaired Securities at December 31, 2015
	Less than 12 months		12 months or more		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt (1)	$251	$(7)	$1	$—	$252	$(7)
Corporate bonds	175	(8)	1	—	176	(8)
Equity securities	197	(54)	10	(6)	207	(60)
Total temporarily impaired securities	$623	$(69)	$12	$(6)	$635	$(75)

(1)	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities' obligations.

At June 30, 2016, the Company had $850 million ($3,354 million at December 31, 2015) of held-to-maturity securities (primarily Treasury Bills) classified as cash equivalents, as these securities had maturities of three months or less at the time of purchase. The Company also had $835 million of Treasury Bills in an escrow account related to the proposed settlement of the urethanes class action lawsuit, which was classified as "Other current assets" in the consolidated balance sheets. See Note 11 for additional information. The Company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. At June 30, 2016, the Company had investments in money market funds of $249 million classified as cash equivalents ($1,689 million at December 31, 2015).

The aggregate cost of the Company’s cost method investments totaled $151 million at June 30, 2016 ($157 million at December 31, 2015). Due to the nature of these investments, either the cost basis approximates fair market value or fair value is not readily determinable. These investments are reviewed quarterly for impairment indicators. During the second quarter of 2016, a write-down of $4 million was recorded as part of the 2016 restructuring charge. The Company's impairment analysis resulted in no reduction in the cost basis of these investments, other than the restructuring charge, for the six-month periods ended June 30, 2016 and June 30, 2015.

Accounting for Derivative Instruments and Hedging Activities
The following table provides the fair value and gross balance sheet classification of derivative instruments at June 30, 2016 and December 31, 2015:

Fair Value of Derivative Instruments In millions	Balance Sheet Classification	Jun 30, 2016	Dec 31, 2015
Asset Derivatives
Derivatives designated as hedges:
Commodities	Other current assets	$14	$3
Commodities	Deferred charges and other assets	3	—
Foreign currency	Other current assets	8	5
Total derivatives designated as hedges		$25	$8
Derivatives not designated as hedges:
Commodities	Deferred charges and other assets	$1	$4
Foreign currency	Accounts and notes receivable – Other	155	156
Total derivatives not designated as hedges		$156	$160
Total asset derivatives		$181	$168
Liability Derivatives
Derivatives designated as hedges:
Interest rates	Accrued and other current liabilities	$7	$4
Interest rates	Other noncurrent obligations	2	—
Commodities	Accrued and other current liabilities	23	28
Commodities	Other noncurrent obligations	200	234
Foreign currency	Accrued and other current liabilities	12	1
Total derivatives designated as hedges		$244	$267
Derivatives not designated as hedges:
Commodities	Other noncurrent obligations	$8	$—
Foreign currency	Accounts payable – Other	236	83
Total derivatives not designated as hedges		$244	$83
Total liability derivatives		$488	$350

Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.

The net after-tax amounts to be reclassified from "Accumulated other comprehensive loss" to income within the next 12 months are a $3 million loss for interest rate contracts, a $4 million loss for commodity contracts and a $6 million loss for foreign currency contracts.

NOTE 9 – FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 12 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. If applicable, updates have been included in the respective section below.

Fair Value Measurements on a Recurring Basis
The following tables summarize the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at June 30, 2016 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Cash equivalents and other current assets (2)	$—	$1,934	$—	$—	$1,934
Interests in trade accounts receivable conduits (3)	—	—	1,149	—	1,149
Equity securities (4)	593	38	—	—	631
Debt securities: (4)
Government debt (5)	—	614	—	—	614
Corporate bonds	—	664	51	—	715
Derivatives relating to: (6)
Commodities	13	5	—	(1)	17
Foreign currency	—	163	—	(109)	54
Total assets at fair value	$606	$3,418	$1,200	$(110)	$5,114
Liabilities at fair value:
Long-term debt (7)	$—	$23,400	$—	$—	$23,400
Derivatives relating to: (6)
Interest rates	—	9	—	—	9
Commodities	2	229	—	(9)	222
Foreign currency	—	248	—	(109)	139
Total liabilities at fair value	$2	$23,886	$—	$(118)	$23,770

(1)
Cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

(2)	Treasury Bills and money market funds included in "Cash and cash equivalents" and "Other current assets" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

(3)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets. See Note 12 for additional information on transfers of financial assets.

(4)	The Company’s investments in equity and debt securities are primarily classified as available-for-sale and are included in “Other investments” in the consolidated balance sheets.

(5)	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

(6)	See Note 8 for the classification of derivatives in the consolidated balance sheets.

(7)	See Note 8 for information on fair value measurements of long-term debt.

Basis of Fair Value Measurements on a Recurring Basis at December 31, 2015 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Cash equivalents (2)	$—	$5,043	$—	$—	$5,043
Interests in trade accounts receivable conduits (3)	—	—	943	—	943
Equity securities (4)	564	39	—	—	603
Debt securities: (4)
Government debt (5)	—	612	—	—	612
Corporate bonds	—	651	—	—	651
Derivatives relating to: (6)
Commodities	5	2	—	(1)	6
Foreign currency	—	161	—	(52)	109
Total assets at fair value	$569	$6,508	$943	$(53)	$7,967
Liabilities at fair value:
Long-term debt (7)	$—	$18,000	$—	$—	$18,000
Derivatives relating to: (6)
Interest rates	—	4	—	—	4
Commodities	6	256	—	(14)	248
Foreign currency	—	84	—	(52)	32
Total liabilities at fair value	$6	$18,344	$—	$(66)	$18,284

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
Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding liabilities. The Company posted cash collateral of $11 million at June 30, 2016 ($26 million at December 31, 2015).
The following table summarizes the changes in fair value measurements of interests held in trade receivable conduits using Level 3 inputs for the three and six-month periods ended June 30, 2016 and June 30, 2015:

Fair Value Measurements Using Level 3 Inputs	Three Months Ended		Six Months Ended
Interests Held in Trade Receivable Conduits (1) In millions	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Balance at beginning of period	$1,195	$1,263	$943	$1,328
Loss included in earnings (2)	—	(1)	(1)	—
Purchases	520	222	960	441
Settlements	(566)	(428)	(753)	(713)
Balance at end of period	$1,149	$1,056	$1,149	$1,056

(1)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets.

(2)	Included in “Selling, general and administrative expenses” in the consolidated statements of income.

As part of the DCC Transaction, the Company acquired certain securities with a fair value of $51 million. The securities are valued on a recurring basis using Level 3 inputs, which primarily relate to assumptions a market participant would use to determine the effective interest rates for the securities. For the three- and six-month periods ended June 30, 2016, changes to the fair value measurements of these securities were less than $1 million.

Fair Value Measurements on a Nonrecurring Basis
The following table summarizes the basis used to measure certain assets at fair value on a nonrecurring basis in the consolidated balance sheets at June 30, 2016:

Basis of Fair Value Measurements on a Nonrecurring Basis at June 30, 2016	Significant Other Unobservable Inputs	Significant Other Unobservable Inputs	Total Losses
In millions	(Level 2)	(Level 3)	2016
Assets at fair value:
Long-lived assets, investments and other assets	$11	$45	$(153)

As part of the 2016 restructuring plan, the Company will shut down a number of manufacturing and corporate facilities. The manufacturing facilities and related assets, corporate facilities and data centers associated with this plan were written down to zero in the second quarter of 2016. The Company also rationalized its aircraft fleet. Certain aircraft, classified as a Level 3 measurement, were considered held for sale with a net carrying value of $45 million using unobservable inputs, including assumptions a market participant would use to measure the fair value of the aircraft. In addition, the Company reached a definitive agreement to sell a cost method investment. The investment, classified as a Level 2 measurement, was written down to $11 million based on the definitive agreement, less estimated costs to sell. The investment was sold on July 7, 2016. The impairment charges related to the 2016 restructuring plan, totaling $153 million, were included in "Restructuring charges" in the consolidated statements of income. See Note 3 for additional information on the Company's restructuring activities.

NOTE 10 – SUPPLEMENTARY INFORMATION
The Company uses "Sundry income (expense) – net" to record a variety of income and expense items such as foreign exchange gains and losses, dividends from investments, gains and losses on sales of investments and assets, and litigation. During the three months ended June 30, 2016, "Sundry income (expense) - net" was net income of $2,550 million (net income of $385 million during the three months ended June 30, 2015). During the six months ended June 30, 2016, "Sundry income (expense) - net" was net income of $1,309 million (net income of $1,048 million during the six months ended June 30, 2015). The following table provides the most significant transactions recorded in "Sundry income (expense) – net" for the three- and six-month periods ended June 30, 2016 and June 30, 2015.

Sundry Income (Expense) - Net	Three Months Ended		Six Months Ended
In millions	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Gain on ownership restructure of Dow Corning (1)	$2,445	$—	$2,445	$—
Settlement of the urethane matters class action lawsuit and opt-out cases (2)	$—	$—	$(1,235)	$—
Gain on divestiture of ANGUS Chemical Company (1)	$—	$—	$—	$670
Gain on Univation step acquisition (1)	$—	$361	$—	$361
(1)    See Note 4 for additional information.
(2)    See Note 11 for additional information.

The Company had “Other current assets” of $1,516 million at June 30, 2016 ($647 million at December 31, 2015). Restricted cash, which is a component of “Other current assets,” was $859 million at June 30, 2016 ($3 million at December 31, 2015). The restricted cash is primarily related to Dow’s proposed settlement of the urethanes class action lawsuit. On April 27, 2016, the U.S. District Court for the District of Kansas (“District Court”) provided preliminary approval of the $835 million settlement. The Company is required to hold in escrow the settlement amount until the District Court’s final approval. The Company classified the restricted cash as “Other current assets” in the consolidated balance sheets as the timing of the District Court’s final approval is expected to occur within one year. See Note 11 for additional information.

NOTE 11 – COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At June 30, 2016, the Company had accrued obligations of $672 million for probable environmental remediation and restoration costs, including $75 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2015, the Company had accrued obligations of $670 million for probable environmental remediation and restoration costs, including $74 million for the remediation of Superfund sites.

Midland Off-Site Environmental Matters
A complete description of the Company’s Midland Off-Site Environmental Matters can be found in Note 15 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. At June 30, 2016, the accrual for these off-site matters was $60 million (included in the total accrued obligation of $672 million at June 30, 2016). At December 31, 2015, the Company had an accrual for these off-site matters of $62 million (included in the total accrued obligation of $670 million at December 31, 2015).

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

Based on Union Carbide’s review of 2016 activity, Union Carbide determined that no adjustment to the accrual was required at June 30, 2016. Union Carbide’s asbestos-related liability for pending and future claims was $407 million at June 30, 2016. Approximately 22 percent of the recorded liability related to pending claims and approximately 78 percent related to future claims.

Union Carbide has receivables for insurance recoveries related to its asbestos liability as well as receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage. Union Carbide continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection. At June 30, 2016, Union Carbide's receivable for insurance recoveries related to its asbestos liability and defense and resolution costs was $44 million ($61 million at December 31, 2015).

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $18 million in the second quarter of 2016 ($21 million in the second quarter of 2015) and $35 million in the first six months of 2016 ($45 million in the first six months of 2015) and was reflected in "Cost of sales" in the consolidated statements of income.

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

On February 26, 2016, the Company announced a proposed settlement under which Dow would pay the plaintiff class $835 million, which includes damages, class attorney fees and post-judgment interest. The agreement is conditioned upon the Supreme Court holding Dow's Writ Petition in abeyance and subsequent approval of the class settlement by the District Court. The proposed settlement will resolve the $1.06 billion judgment and any subsequent claim for attorneys' fees, costs and post-judgment interest against Dow. As a result, in the first quarter of 2016, the Company recorded a loss of $835 million, included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in the Performance Materials & Chemicals segment. On March 7, 2016, the Supreme Court approved the joint motion to hold Dow’s Writ Petition in abeyance. On April 27, 2016, the District Court provided preliminary approval of the settlement. On May 11, 2016, the Company moved the $835 million settlement amount into an escrow account (per the terms of the Settlement Agreement) where it will remain until the District Court issues final approval of the settlement, which is expected to occur in the second half of 2016. At June 30, 2016, the settlement liability was classified as "Accrued and other current liabilities" and the payment made to the escrow account was classified as "Other current assets" in the Company's consolidated balance sheets.

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

Opt-Out Cases
Shortly after the July 2008 class certification ruling, a series of "opt-out" cases were filed by a number of large volume purchasers who elected not to be class members. These opt-out cases are substantively identical to the class action lawsuit, but expanded the period of time to include 1994 through 1998. On September 30, 2014, the opt-out cases, which had been consolidated with the class action lawsuit for purposes of pre-trial proceedings were remanded from the District Court to the U.S. District Court for the District of New Jersey. A consolidated jury trial of the opt-out cases began on March 8, 2016. On April 5, 2016, the Company entered into a binding settlement for the opt-out cases under which Dow would pay the plaintiffs $400 million, inclusive of damages and attorney fees. Payment of this settlement occurred on May 4, 2016. The Company changed its risk assessment on this matter as a result of the uncertainty of a jury trial outcome along with the automatic trebling of an adverse verdict. As a result, the Company recorded a loss of $400 million in the first quarter of 2016, included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in the Performance Materials & Chemicals segment. The Company continues to deny allegations of price fixing and maintains that it was not part of any conspiracy.

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

Rocky Flats Matter
The Company and Rockwell International Corporation ("Rockwell") (collectively, the "defendants") were defendants in a class action lawsuit filed in 1990 on behalf of property owners ("plaintiffs") in Rocky Flats, Colorado, who asserted claims for nuisance and trespass based on alleged property damage caused by plutonium releases from a nuclear weapons facility owned by the U.S. Department of Energy ("DOE") (the "facility"). Dow and Rockwell were both DOE contractors that operated the facility - Dow from 1952 to 1975 and Rockwell from 1975 to 1989. The facility was permanently shut down in 1989.

In 1993, the United States District Court for the District of Colorado ("District Court") certified the class of property owners. The plaintiffs tried their case as a public liability action under the Price Anderson Act ("PAA"). In 2005, the jury returned a damages verdict of $926 million. Dow and Rockwell appealed the jury award to the U.S. Tenth Circuit Court of Appeals ("Court of Appeals") which concluded the PAA had its own injury requirements, on which the jury had not been instructed, and also vacated the District Court's class certification ruling, reversed and remanded the case, and vacated the District Court's judgment (Cook v. Rockwell Int'l Corp., 618 F.3d 1127, 1133 (10th Cir. 2010)). The plaintiffs argued on remand to the District Court that they were entitled to reinstate the judgment as a state law nuisance claim, independent of the PAA. The District Court rejected that argument and entered judgment in favor of the defendants (Cook v. Rockwell Int'l Corp, 13 F. Supp. 3d 1153 (D. Colo. 2014)). The plaintiffs appealed to the Court of Appeals, which reversed the District Court's ruling, holding that the PAA did not preempt the plaintiffs' nuisance claim under Colorado law and that the plaintiffs could seek reinstatement of the prior nuisance verdict under Colorado law, and remanded for additional proceedings, including consideration of whether the District Court could recertify the class (Cook v. Rockwell Int'l Corp., 790 F.3d 1088 (10th Cir. 2015)).

Dow and Rockwell continued to litigate this matter in the District Court and in the United States Supreme Court. On May 18, 2016, Dow, Rockwell and the plaintiffs entered into a settlement agreement for $375 million, of which $131 million will be paid by Dow and $244 million will be paid by Rockwell. The DOE authorized the settlement pursuant to the PAA and the nuclear hazards indemnity provisions contained in Dow and Rockwell's contracts. As a result, the Company expects to be fully indemnified by the DOE for the settlement amount. At June 30, 2016, the Company had a liability of $130 million related to this matter, included in "Other noncurrent obligations" in the consolidated balance sheets and expects to make the settlement payment to the plaintiffs no later than July 28, 2017. The Company also recorded a receivable of $131 million related to this matter, included in "Noncurrent receivables" in the consolidated balance sheets, and expects to receive its indemnification payment in 2017.

Dow Corning Chapter 11 Related Matters
Introduction
In 1995, Dow Corning, then a 50:50 joint venture between Dow and Corning Incorporated, voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code in order to resolve Dow Corning’s breast implant liabilities and related matters (the “Chapter 11 Proceeding”). Dow Corning emerged from the Chapter 11 Proceeding on June 1, 2004 (the “Effective Date”) and is implementing the Joint Plan of Reorganization (the “Plan”). The Plan provides funding for the resolution of breast implant and other products liability litigation covered by the Chapter 11 Proceeding and provides a process for the satisfaction of commercial creditor claims in the Chapter 11 Proceeding. As of June 1, 2016, Dow Corning became a wholly owned subsidiary of Dow.

Breast Implant and Other Products Liability Claims
The centerpiece of the Plan is a products liability settlement program administered by an independent claims office (the “Settlement Facility”). Products liability claimants rejecting the settlement program in favor of pursuing litigation must bring suit against a litigation facility (the “Litigation Facility”). Under the Plan, total payments committed by Dow Corning to resolving products liability claims are capped at a maximum $2,350 million net present value (“NPV”) determined as of the Effective Date using a discount rate of seven percent (approximately $3,600 million undiscounted at June 30, 2016). Of this amount, no more than $400 million NPV determined as of the Effective Date can be used to fund the Litigation Facility.

Dow Corning has an obligation to fund the Settlement Facility and the Litigation Facility over a 16-year period, commencing at the Effective Date. Under the Plan, Dow Corning is not required to remit additional funds to the Settlement Facility unless and until necessary to preserve liquidity. As of June 30, 2016, Dow Corning and its insurers have made life-to-date payments of $1,762 million to the Settlement Facility and the Settlement Facility reported an unexpended balance of $158 million.

The Company had a liability recorded for breast implant and other product liability claims (“Implant Liability”) of $290 million at June 30, 2016, which was recognized as part of the ownership restructure of Dow Corning on June 1, 2016, and is included in “Other noncurrent obligations” in the consolidated balance sheets. The Implant Liability, which was determined in accordance with ASC 450 “Accounting for Contingencies,” recognized the estimated impact of the settlement of future claims primarily based on reported claim filing levels in the Revised Settlement Program (the “RSP”). The RSP was a program sponsored by certain other breast implant manufacturers in the context of multi-district, coordinated federal breast implant cases and was open from 1995 through 2010. The RSP was also a revised successor to an earlier settlement plan involving Dow Corning (prior to its bankruptcy filing). While Dow Corning withdrew from the RSP, many of the benefit categories and payment levels in Dow Corning’s settlement program were drawn from the RSP. Based on the comparability in design and actual claim experience of both plans, management concluded that claim information from the RSP provides a reasonable basis to estimate future claim filing levels for the Settlement Facility. With the assistance of a third-party advisor, Dow Corning developed an estimate of the future Settlement Facility liability, primarily based on the assumption that future claim filings in the remaining periods of the Settlement Facility will be similar to claim filing trends observed in the RSP.

Dow Corning is not aware of circumstances that would change the factors used in estimating the liability and believes the recorded liability reflects the best estimate of the remaining funding obligations under the Plan; however, the estimate relies upon a number of significant assumptions, including:

•	Future claim filing levels in the Settlement Facility will be similar to the RSP;

•	Future acceptance rates, disease mix, and payment values will be materially consistent with historical experience;

•	No material negative outcomes in future controversies or disputes over Plan interpretation will occur; and

•	The Plan will not be modified.

If actual outcomes related to any of these assumptions prove to be materially different, the future liability to fund the Plan may be materially different than the amount estimated. If Dow Corning was ultimately required to fund the full liability up to the maximum capped value, the liability would be $1,812 million at June 30, 2016.

Commercial Creditor Issues
The Plan provides that each of Dow Corning’s commercial creditors (the “Commercial Creditors”) would receive in cash the sum of (a) an amount equal to the principal amount of their claims and (b) interest on such claims.     The actual amount of interest that will ultimately be paid to these Commercial Creditors is uncertain due to pending litigation between Dow Corning and the Commercial Creditors regarding the appropriate interest rates to be applied to outstanding obligations from the 1995 bankruptcy filing date through the Effective Date, as well as the presence of any recoverable fees, costs, and expenses.

In 2006, the U.S. Court of Appeals for the Sixth Circuit concluded that there is a general presumption that contractually specified default interest should be paid by a solvent debtor to unsecured creditors (the “Interest Rate Presumption”) and permitting Dow Corning’s Commercial Creditors to recover fees, costs, and expenses where allowed by relevant loan agreements and state law. The matter was remanded to the U.S. District Court for the Eastern District of Michigan ("District Court") for further proceedings, including rulings on the facts surrounding specific claims and consideration of any equitable factors that would preclude the application of the Interest Rate Presumption.

Upon the Plan becoming effective, Dow Corning paid approximately $1,500 million to the Commercial Creditors, representing principal and an amount of interest that Dow Corning considers undisputed. At June 30, 2016, Dow Corning has estimated its remaining liability to the Commercial Creditors to be within a range of $105 million to $347 million. However, no single amount within the range appears to be a better estimate than any other amount within the range. Therefore, Dow Corning recorded the minimum liability within the range. At June 30, 2016, the liability related to Dow Corning’s potential obligation to pay additional interest to its Commercial Creditors in the Chapter 11 Proceeding was $105 million and included in "Accrued and other current obligations" in the consolidated balance sheets. The actual amount of interest that will be paid to these creditors is uncertain and will ultimately be resolved through continued proceedings in the District Court.

Indemnifications
In connection with the DCC Transaction discussed in Note 4, the Company is indemnified for 50 percent of future losses associated with certain pre-closing liabilities, including the Implant Liability and Commercial Creditors matters described above, subject to certain conditions and limits. The maximum amount of indemnified losses which may be recovered are subject to a cap that declines over time. Indemnified losses are capped at (1) $1.5 billion until May 31, 2018, (2) $1 billion between May 31, 2018 and May 31, 2023, and (3) no recoveries are permitted after May 31, 2023. No indemnification assets were recorded at June 30, 2016.

Summary
The actual amount of Dow Corning’s future liabilities to resolve Chapter 11 related matters and future recoveries under related indemnification provisions are uncertain. As additional facts and circumstances develop related to Chapter 11 matters, it is at least reasonably possible that estimates recorded by Dow Corning may be revised. Future revisions, if required, could have a material effect on the Company’s financial position and results of operations in the period or periods in which such revisions are recorded. Since any specific future developments, and the impact such developments might have on amounts recorded in the Company’s consolidated financial statements, are unknown at this time, an estimate of possible future adjustments cannot be made.

It is the opinion of Dow’s management that it is reasonably possible that the cost of Dow Corning disposing of its Chapter 11 liabilities could have a material impact on the Company’s results of operations and cash flows for a particular period and on the consolidated financial position of the Company.
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

Guarantees
The following tables provide a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at June 30, 2016 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2021	$4,888	$85
Residual value guarantees	2025	914	114
Total guarantees		$5,802	$199

Guarantees at December 31, 2015 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2021	$4,910	$102
Residual value guarantees	2025	912	117
Total guarantees		$5,822	$219

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

The Company has entered into guarantee agreements (“Guarantees”) related to project financing for Sadara, a nonconsolidated affiliate. The total of an Islamic bond and additional project financing (collectively “Total Project Financing”) obtained by Sadara is approximately $12.5 billion. Sadara had $12.1 billion of Total Project Financing outstanding at June 30, 2016 ($11.9 billion at December 31, 2015). The Company's guarantee of the Total Project Financing is in proportion to the Company's 35 percent ownership interest in Sadara, or up to approximately $4.4 billion when the project financing is fully drawn. The Guarantees will be released upon completion of construction of the Sadara complex and satisfactory fulfillment of certain other conditions, including passage of an extensive operational testing program, which is currently anticipated by the end of 2017.

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

Warranties
The Company provides warranty policies on certain products and accrues liabilities under warranty policies using historical warranty claim experience. Adjustments are made to accruals as claim data and historical experience change. The following table summarizes changes in the Company's warranty liability:

Warranty Accrual	Jun 30, 2016	Dec 31, 2015
In millions
Balance at January 1	$93	$107
Accruals related to existing warranties (1)	11	5
Settlements	(16)	(19)
Balance at end of period	$88	$93

(1)
In the second quarter of 2016, the Company recorded a pretax charge of $10 million as part of the 2016 restructuring charge. The charge was included in "Restructuring charges" in the consolidated statements of income and reflected in Infrastructure Solutions. See Note 3 for additional information.

Asset Retirement Obligations
The Company has recognized asset retirement obligations for the following activities: demolition and remediation activities at manufacturing and administrative sites primarily in the United States, Canada, Argentina, Chile, Colombia and Europe; and capping activities at landfill sites in the United States, Canada, Brazil and Italy. The Company has also recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites primarily in the United States, Canada, Argentina, Chile, Colombia and Europe.

The aggregate carrying amount of asset retirement obligations recognized by the Company was $113 million at June 30, 2016 ($96 million at December 31, 2015), which included $14 million of asset retirement obligations assumed in the DCC Transaction. These obligations are included in the consolidated balance sheets as "Accrued and other current liabilities" and "Other noncurrent obligations."

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

Interests Held	Jun 30, 2016	Dec 31, 2015
In millions
Carrying value of interests held	$1,149	$943
Percentage of anticipated credit losses	0.38%	0.34%
Impact to carrying value - 10% adverse change	$1	$1
Impact to carrying value - 20% adverse change	$2	$1

Credit losses, net of any recoveries, on receivables sold were insignificant during the three- and six-month periods ended June 30, 2016 and June 30, 2015.

Following is an analysis of certain cash flows between the Company and the conduits:

Cash Proceeds	Three Months Ended		Six Months Ended
In millions	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Sale of receivables	$—	$3	$—	$15
Collections reinvested in revolving receivables	$5,429	$6,129	$9,977	$11,590
Interests in conduits (1)	$566	$428	$753	$713

(1)	Presented in "Operating Activities" in the consolidated statements of cash flows.

Following is additional information related to the sale of receivables under these facilities:

Trade Accounts Receivable Sold	Jun 30, 2016	Dec 31, 2015
In millions
Delinquencies on sold receivables still outstanding	$48	$97
Trade accounts receivable outstanding and derecognized	$2,268	$2,152

The company repurchased $4 million of previously sold receivables during the three-month period ended June 30, 2016.

NOTE 13 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable In millions	Jun 30, 2016	Dec 31, 2015
Notes payable to banks and other lenders	$197	$277
Notes payable to related companies	32	171
Notes payable trade	6	6
Total notes payable	$235	$454
Period-end average interest rates	5.14%	4.00%

Long-Term Debt In millions	2016 Average Rate	Jun 30, 2016	2015 Average Rate	Dec 31, 2015
Promissory notes and debentures:
Final maturity 2016	9.80%	$3	2.64%	$356
Final maturity 2017	6.06%	442	6.06%	442
Final maturity 2018	5.78%	339	5.78%	339
Final maturity 2019	8.55%	2,123	8.55%	2,123
Final maturity 2020	4.46%	1,547	4.46%	1,547
Final maturity 2021	4.72%	1,424	4.72%	1,424
Final maturity 2022 and thereafter	5.54%	8,448	5.54%	8,448
Other facilities:
U.S. dollar loans, various rates and maturities	1.30%	4,610	2.32%	125
Foreign currency loans, various rates and maturities	3.42%	999	2.74%	856
Medium-term notes, varying maturities through 2025	3.76%	1,080	3.79%	1,082
Tax-exempt bonds, varying maturities through 2038	5.66%	343	5.66%	343
Capital lease obligations	—	144	—	76
Unamortized debt discount and issuance costs	—	(391)	—	(405)
Long-term debt due within one year (1)	—	(259)	—	(541)
Long-term debt	—	$20,852	—	$16,215

(1)	Presented net of current portion of unamortized debt issuance costs of $16 million at June 30, 2016 and $9 million at December 31, 2015.

Annual Installments on Long-Term Debt For Next Five Years at June 30, 2016 In millions
2016	$138
2017	$655
2018	$5,256
2019	$2,388
2020	$1,769
2021	$1,518

2016 Activity
During the first six months of 2016, approximately $68 million of long-term debt (net of $28 million of additional borrowings) was repaid by consolidated variable interest entities.

As part of the DCC Transaction, the fair value of debt assumed by Dow was $4,672 million and is reflected in the long-term debt table above. See Note 4 for additional information.

2015 Activity
During the first six months of 2015, the Company issued $200 million aggregate principal amount of InterNotes and approximately $56 million of long-term debt (net of $8 million of additional borrowings) was repaid by consolidated variable interest entities.

Available Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at June 30, 2016
In millions	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility ("Revolving Credit Facility")	March 2015	$5,000	$5,000	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2017	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	280	280	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	200	200	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	August 2016	Floating rate
Bilateral Revolving Credit Facility	May 2016	200	200	May 2018	Floating rate
DCC Term Loan Facility (1)	February 2016	4,500	—	May 2018	Floating rate
Total Committed and Available Credit Facilities		$10,680	$6,180

(1)	Drawn on May 31, 2016, by Dow Corning, a wholly owned subsidiary of the Company as of June 1, 2016.

In connection with the DCC Transaction, on May 31, 2016, Dow Corning incurred $4.5 billion of indebtedness under a certain third party credit agreement ("DCC Term Loan Facility") in order to fund the contribution of cash to Splitco. Subsequent to the DCC Transaction, the Company guaranteed the obligations of Dow Corning under the DCC Term Loan Facility and, as a result, the covenants and events of default applicable to the DCC Term Loan Facility are substantially similar to the covenants and events of default set forth in the Company's Revolving Credit Facility. Amounts borrowed under the DCC Term Loan Facility are repayable on May 30, 2017, subject to a 364-day extension option, at Dow Corning's election, upon the satisfaction of certain customary conditions precedent. Dow Corning intends to exercise the 364-day extension option on the DCC Term Loan Facility. See Note 4 for additional information on the DCC Transaction.

On July 20, 2016, the Company entered into an additional $200 million Bilateral Revolving Credit Facility agreement, which has a maturity date in July 2018 and provides for interest at floating rates, as defined in the agreement.

Short Term Borrowing Facility
As a result of the DCC Transaction, the Company has access to a short term borrowing facility securitized by receivables in the U.S., which expires in October 2016. The interest rate under this facility is based on LIBOR. At June 30, 2016, there were no outstanding amounts under this facility. The facility agreement does not permit the Company to transfer the receivables to any other institution and the Company is not permitted to repurchase the transferred receivables.

Debt Covenants and Default Provisions
There were no material changes to the debt covenants and default provisions related to the Company's outstanding long-term debt and primary, private credit agreements in the first six months of 2016. For additional information on the Company's debt covenants and default provisions, see Note 17 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

NOTE 14 – VARIABLE INTEREST ENTITIES
A complete description of the Company's variable interest entities can be found in Note 20 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Consolidated Variable Interest Entities
The Company was a partner in a joint venture located in Brazil that produces ethanol from sugarcane. The Company's variable interests in this joint venture related to an equity option between the partners, a parental loan and guarantee related to debt financing, and contractual arrangements limiting the partner's initial participation in the economics of certain assets and liabilities. Since formation of the joint venture, the partners amended the governing documents, including terms of the equity option. Terms of the equity option required the Company to purchase the partner's equity investment at a price based on a specified formula if the partner elected to exit the joint venture. In August 2015, the partner exercised its equity option which required Dow to purchase their equity investment for approximately $200 million. On March 31, 2016, the partner's equity investment transferred to the Company. Payment to the former partner occurred on July 11, 2016. This former joint venture is now 100 percent owned by the Company and its asset and liability balances are not included in the balances at June 30, 2016, in the table that follows. The Company still holds variable interests in an entity that owns a cogeneration facility. The Company's variable interests are the result of a tolling arrangement where it provides fuel to the entity and purchases a majority of the cogeneration facility’s output on terms that ensure a return to the entity’s equity holders. The assets and liabilities of the cogeneration facility are included in the table that follows.

The Company's consolidated financial statements include the assets, liabilities and results of operations of variable interest entities ("VIEs"), for which the Company is the primary beneficiary. The other equity holders’ interests are reflected in “Net income attributable to noncontrolling interests” in the consolidated statements of income and "Non-redeemable noncontrolling interests" and "Accrued and other current liabilities" in the consolidated balance sheets. The table that follows summarizes the carrying amounts of the entities’ assets and liabilities included in the Company’s consolidated balance sheets at June 30, 2016 and December 31, 2015.

Assets and Liabilities of Consolidated VIEs In millions	Jun 30, 2016	Dec 31, 2015
Cash and cash equivalents	$109	$158
Other current assets	105	112
Property	1,054	1,717
Other noncurrent assets	62	65
Total assets (1)	$1,330	$2,052
Current liabilities (nonrecourse 2016: $270; 2015: $256)	$270	$258
Long-term debt (nonrecourse 2016: $393; 2015: $487)	393	504
Other noncurrent liabilities (nonrecourse 2016: $51; 2015: $51)	51	51
Total liabilities	$714	$813
(1)    All assets were restricted at June 30, 2016 and December 31, 2015.

In addition, the carrying amounts of assets and liabilities included in the Company’s consolidated balance sheets pertaining to an entity created to monetize accounts receivable of select European entities were current assets of $477 million (zero restricted) at June 30, 2016 ($103 million, zero restricted, at December 31, 2015) and current liabilities were $2 million (zero nonrecourse) at June 30, 2016 (less than $1 million, zero nonrecourse, at December 31, 2015).

Amounts presented in the consolidated balance sheets and the preceding table as restricted assets or nonrecourse obligations relating to consolidated VIEs at June 30, 2016 and December 31, 2015 are adjusted for intercompany eliminations and parental guarantees.

Nonconsolidated Variable Interest Entities
As a result of the DCC Transaction, the Company holds variable interests in a joint venture that sells polysilicon. The variable interests relate to an equity interest held by the Company and arrangements between the Company and the joint venture to provide services. The Company is not the primary beneficiary, as it does not direct the activities that most significantly impact the economic performance of this entity; therefore, the entity is accounted for under the equity method of accounting. At June 30, 2016, the Company had a negative investment basis of $942 million in this joint venture, which is classified as "Other noncurrent obligations" in the consolidated balance sheets. The Company's maximum exposure to loss was zero at June 30, 2016. See Note 7 for additional information on this variable interest.

Also as a result of the DCC Transaction, the Company holds minority voting interests in certain joint ventures that produce silicon inputs for the Company. These joint ventures operate under supply agreements that sell inventory to the equity owners using pricing mechanisms that guarantee a return, therefore shielding the joint ventures from the obligation to absorb expected losses. As a result of the pricing mechanisms of these agreements, these entities are determined to be variable interest entities. The Company is not the primary beneficiary, as it does not hold the power to direct the activities that most significantly impact the economic performance of these entities; therefore, the entities are accounted for under the equity method of accounting. The Company's maximum exposure to loss as a result of its involvement with these variable interest entities is determined to be the carrying value of the investment in these entities. At June 30, 2016, the Company's investment in these joint ventures was $94 million and is classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets, representing the Company's maximum exposure to loss.

At June 30, 2016, the Company’s investment in its crude acrylic acid joint venture was $152 million ($160 million at December 31, 2015) and is classified as “Investment in nonconsolidated affiliates” in the consolidated balance sheets, representing the Company’s maximum exposure to loss.

At June 30, 2016, the Company's investment in AgroFresh Solutions, Inc. ("AFSI") was $185 million ($191 million at December 31, 2015), and is classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets. In addition, the Company has a receivable with AFSI for six million warrants, which was valued at $6 million at June 30, 2016 ($6 million at December 31, 2015) and classified as "Accounts and notes receivable - Other" in the consolidated balance sheets. The Company's maximum exposure to loss was $191 million at June 30, 2016 ($197 million at December 31, 2015).

NOTE 15 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
As a result of the DCC Transaction, the Company assumed sponsorship of qualified and non-qualified pension and other postretirement benefit plans that provide defined benefits to U.S. and non-U.S. employees. Plan assets and obligations for all significant plans assumed from Dow Corning are as follows:

Plan Assets and Obligations for all Significant Plans Assumed from Dow Corning at June 1, 2016	Defined Benefit Pension Plans	Other Postretirement Benefits
In millions
Fair value of plan assets	$2,327	$—
Projected benefit obligations	3,252	313
Net liability assumed	$925	$313

The balance sheet classification for the net liability assumed for all significant plans from Dow Corning at June 1, 2016, was recorded as follows:

Balance Sheet Classification for all Significant Plans Assumed from Dow Corning at June 1, 2016	Defined Benefit Pension Plans	Other Postretirement Benefits
In millions
Other assets	$4	$—
Accrued and other current liabilities	(9)	(18)
Pension and other postretirement benefits - noncurrent	(920)	(295)
Net liability assumed	$(925)	$(313)

The methodologies used to determine the assumptions to measure pension and other postretirement obligations and net periodic benefit cost of the Dow Corning plans were consistent with those utilized by the Company at December 31, 2015. See Note 4 for additional information on the DCC Transaction.

The net periodic benefit cost for all significant plans of the Company are as follows:

Net Periodic Benefit Cost for All Significant Plans (1)	Three Months Ended		Six Months Ended
In millions	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Defined Benefit Pension Plans:
Service cost	$111	$123	$215	$248
Interest cost	207	242	404	486
Expected return on plan assets	(356)	(341)	(698)	(685)
Amortization of prior service credit	(6)	(7)	(12)	(14)
Amortization of net loss	148	182	294	366
Net periodic benefit cost	$104	$199	$203	$401

Other Postretirement Benefits:
Service cost	$3	$4	$6	$8
Interest cost	12	15	24	30
Amortization of prior service credit	—	(1)	(1)	(2)
Amortization of net gain	(2)	(3)	(4)	(6)
Net periodic benefit cost	$13	$15	$25	$30

(1)
Net periodic benefit cost for the three- and six-month periods ended June 30, 2016, includes one month of net periodic benefit cost for Dow Corning - $3 million for defined benefit pension plans and $1 million for other postretirement benefits.

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

Stock Incentive Plan
The Company also grants stock-based compensation to employees and non-employee directors under The Dow Chemical Company Amended and Restated 2012 Stock Incentive Plan (the "2012 Plan"). Most of the Company's stock-based compensation awards are granted in the first quarter of each year. There was minimal employee grant activity in the second quarter of 2016.

During the first quarter of 2016, the Company granted the following stock-based compensation awards to employees under the 2012 Plan:

•	3.0 million stock options with a weighted-average exercise price of $46.01 per share and a weighted-average fair value of $10.95 per share;

•	2.1 million shares of deferred stock with a weighted-average fair value of $46.01 per share; and

•	2.3 million shares of performance deferred stock with a weighted-average fair value of $52.68 per share.

During the second quarter of 2016, the Company granted the following stock-based compensation awards to non-employee directors under the 2012 Plan:

•	32,160 shares of restricted stock with a weighted-average fair value of $50.55 per share.

Total unrecognized compensation cost at June 30, 2016, is provided in the following table:

Total Unrecognized Compensation Cost at June 30, 2016	Unrecognized Compensation Cost	Remaining Weighted-average Recognition Period (Years)
In millions
Unvested stock options		$34.78
Deferred stock awards		$124.91
Performance deferred stock awards		$141.82

NOTE 17 – EARNINGS PER SHARE CALCULATIONS
The following tables provide the earnings per share calculations for the three- and six-month periods ended June 30, 2016 and 2015:

Net Income for Earnings Per Share Calculations - Basic	Three Months Ended		Six Months Ended
In millions	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Net income attributable to The Dow Chemical Company	$3,208	$1,220	$3,462	$2,698
Preferred stock dividends	(85)	(85)	(170)	(170)
Net income attributable to participating securities (1)	(18)	(7)	(19)	(17)
Net income attributable to common stockholders	$3,105	$1,128	$3,273	$2,511

Earnings Per Share Calculations - Basic	Three Months Ended		Six Months Ended
Dollars per share	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Net income attributable to The Dow Chemical Company	$2.88	$1.07	$3.13	$2.37
Preferred stock dividends	(0.07)	(0.08)	(0.15)	(0.15)
Net income attributable to participating securities (1)	(0.02)	—	(0.02)	(0.01)
Net income attributable to common stockholders	$2.79	$0.99	$2.96	$2.21

Net Income for Earnings Per Share Calculations - Diluted	Three Months Ended		Six Months Ended
In millions	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Net income attributable to The Dow Chemical Company	$3,208	$1,220	$3,462	$2,698
Preferred stock dividends	—	—	—	—
Net income attributable to participating securities (1)	(18)	(7)	(19)	(17)
Net income attributable to common stockholders	$3,190	$1,213	$3,443	$2,681

Earnings Per Share Calculations - Diluted	Three Months Ended		Six Months Ended
Dollars per share	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Net income attributable to The Dow Chemical Company	$2.62	$0.97	$2.84	$2.16
Preferred stock dividends	—	—	—	—
Net income attributable to participating securities (1)	(0.01)	—	(0.01)	(0.01)
Net income attributable to common stockholders	$2.61	$0.97	$2.83	$2.15

Share Count Information	Three Months Ended		Six Months Ended
Shares in millions	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Weighted-average common shares - basic	1,111.1	1,138.1	1,107.0	1,136.9
Plus dilutive effect of stock options and awards	14.9	14.5	14.7	14.3
Plus dilutive effect of assumed conversion of preferred stock	96.8	96.8	96.8	96.8
Weighted-average common shares - diluted	1,222.8	1,249.4	1,218.5	1,248.0
Stock options and deferred stock awards excluded from EPS calculations (2)	3.0	3.0	3.7	4.7

(1)	Deferred stock awards are considered participating securities due to Dow's practice of paying dividend equivalents on unvested shares.

(2)
These outstanding options to purchase shares of common stock and deferred stock awards were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 18 – INCOME TAXES
In the second quarter of 2016, an adjustment was made to a reserve for a tax matter regarding a historical change in the legal ownership structure of a nonconsolidated affiliate. The adjustment arose due to recent proceedings and the Company’s ongoing assessment of the unrecognized tax benefits. The adjustment impacted multiple jurisdictions and resulted in an increase of $396 million to “Other noncurrent obligations” and an increase of $339 million to “Deferred income tax assets” in the consolidated balance sheets, resulting in an unfavorable impact of $57 million to “Provision for income taxes” in the consolidated statements of income.

The following table provides a reconciliation of the Company's unrecognized tax benefits for the periods ended June 30, 2016 and December 31, 2015:

Total Gross Unrecognized Tax Benefits In millions	Jun 30, 2016	Dec 31, 2015
Balance at January 1	$280	$240
Increases related to positions taken on items from prior years	303	92
Decreases related to positions taken on items from prior years	—	(6)
Increases related to positions taken in the current year (1)	133	10
Settlement of uncertain tax positions with tax authorities	—	(56)
Decreases due to expiration of statutes of limitations	(1)	—
Balance at end of period	$715	$280

(1)	Includes $128 million related to the DCC Transaction.

At June 30, 2016, the total amount of unrecognized tax benefits which would impact the effective tax rate if recognized is $249 million ($206 million at December 31, 2015). A portion of the increase in the unrecognized tax benefits at June 30, 2016, is related to the matter discussed above, and, if paid, is creditable in the United States.

Interest and penalties associated with uncertain tax positions are recognized as components of “Provision for income taxes,” in the consolidated statements of income and totaled a charge of $97 million for the three months ended June 30, 2016 (a charge of $8 million for the three months ended June 30, 2015). During the six months ended June 30, 2016, the Company recognized a charge of $90 million for interest and penalties (a charge of $15 million for the six months ended June 30, 2015). The Company’s accrual for interest and penalties associated with uncertain tax positions was $256 million at June 30, 2016 and $159 million at December 31, 2015.

NOTE 19 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides an analysis of the changes in accumulated other comprehensive loss for the six months ended June 30, 2016 and 2015:

Accumulated Other Comprehensive Loss	Six Months Ended
In millions	Jun 30, 2016	Jun 30, 2015
Unrealized Gains on Investments at beginning of year	$47	$141
Net change in unrealized gains	48	18
Reclassification to earnings - Net Sales (net of tax of $(8), $(10)) (1)	(14)	(18)
Reclassification to earnings - Sundry income (expense) - net (net of tax of $-, $-) (1)	—	(1)
Balance at end of period	$81	$140
Cumulative Translation Adjustments at beginning of year	(1,737)	(751)
Translation adjustments	246	(624)
Reclassification to earnings - Sundry income (expense) - net	(4)	4
Balance at end of period	$(1,495)	$(1,371)
Pension and Other Postretirement Benefit Plans at beginning of year	(6,769)	(7,321)
Adjustments to pension and other postretirement benefit plans (net of tax of $90, $117) (1) (2)	187	248
Reclassification to earnings - Sundry income (expense) - net (3)	360	—
Balance at end of period	$(6,222)	$(7,073)
Accumulated Derivative Loss at beginning of year	(208)	(86)
Net hedging results	(30)	(25)
Reclassification to earnings - Cost of sales (net of tax of $9, $4) (1)	29	5
Balance at end of period	$(209)	$(106)
Total Accumulated Other Comprehensive Loss	$(7,845)	$(8,410)

(1)	Tax amounts are included in "Provision for income taxes" in the consolidated statements of income.

(2)	Included in "Net periodic benefit cost." See Note 15 for additional information.

(3)	Related to the DCC Transaction. See Note 4 for additional information.

NOTE 20 – NONCONTROLLING INTERESTS
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

The following table summarizes the activity for equity attributable to non-redeemable noncontrolling interests for the three- and six-month periods ended June 30, 2016 and 2015:

Non-redeemable Noncontrolling Interests	Three Months Ended		Six Months Ended
In millions	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Balance at beginning of period	$835	$977	$809	$931
Net income (loss) attributable to noncontrolling interests	19	(23)	40	18
Distributions to noncontrolling interests (1)	(41)	(15)	(52)	(24)
Capital contributions (2)	—	23	—	37
Transfers of redeemable noncontrolling interests (3)	—	(114)	—	(114)
Cumulative translation adjustments	10	(9)	27	(9)
Acquisition of noncontrolling interests (4)	473	—	473	—
Other	2	—	1	—
Balance at end of period	$1,298	$839	$1,298	$839

(1)
Distributions to noncontrolling interests is net of $14 million in 2016 for dividends paid to a joint venture which were reclassified to "Equity in earnings of nonconsolidated affiliates" in the consolidated statements of income.

(2)	Includes non-cash capital contributions of $21 million at June 30, 2015.

(3)	Related to a noncontrolling interest that was included as part of the split-off of the chlorine value chain on October 5, 2015.

(4)	Assumed in the DCC Transaction. See Note 4 for additional information.

NOTE 21 – OPERATING SEGMENTS AND GEOGRAPHIC AREAS
As of June 1, 2016, Dow Corning, previously a 50:50 joint venture with Corning, became a wholly owned subsidiary of Dow as a result of the DCC Transaction. Dow and Corning continue to maintain their historical proportional equity interest in the HSC Group. Beginning in June 2016, the results of Dow Corning are fully consolidated into the Company's consolidated statements of income and will continue to be aligned with the Consumer Solutions and Infrastructure Solutions operating segments. The results of the HSC Group will continue to be reported as "Equity in earnings of nonconsolidated affiliates" in the Company's consolidated statements of income and aligned with the Consumer Solutions and Infrastructure Solutions operating segments. See Note 4 for additional information on this transaction.

Operating Segment Information	Three Months Ended		Six Months Ended
In millions	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Sales by operating segment
Agricultural Sciences	$1,577	$1,747	$3,223	$3,611
Consumer Solutions	1,265	1,096	2,319	2,219
Infrastructure Solutions	2,085	1,961	3,679	3,789
Performance Materials & Chemicals	2,264	3,241	4,445	6,450
Performance Plastics	4,694	4,806	8,859	9,075
Corporate	67	59	130	136
Total	$11,952	$12,910	$22,655	$25,280
EBITDA (1) by operating segment
Agricultural Sciences	$228	$255	$631	$664
Consumer Solutions	1,575	169	1,885	455
Infrastructure Solutions	1,390	240	1,683	535
Performance Materials & Chemicals	301	572	(599)	1,795
Performance Plastics	1,237	1,503	2,228	2,488
Corporate	(504)	(362)	(648)	(497)
Total	$4,227	$2,377	$5,180	$5,440
Equity in earnings (losses) of nonconsolidated affiliates by operating segment (included in EBITDA)
Agricultural Sciences	$(11)	$—	$(4)	$—
Consumer Solutions	18	19	38	39
Infrastructure Solutions	45	35	96	111
Performance Materials & Chemicals	(12)	122	(43)	177
Performance Plastics	45	101	44	124
Corporate	(3)	(5)	(10)	(11)
Total	$82	$272	$121	$440

(1)
The Company uses EBITDA (which Dow defines as earnings (i.e., "Net Income") before interest, income taxes, depreciation and amortization) as its measure of profit/loss for segment reporting purposes. EBITDA by operating segment includes all operating items relating to the businesses; items that principally apply to the Company as a whole are assigned to Corporate. A reconciliation of EBITDA to "Income Before Income Taxes" is provided below:

Reconciliation of EBITDA to “Income Before Income Taxes”	Three Months Ended		Six Months Ended
In millions	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
EBITDA	$4,227	$2,377	$5,180	$5,440
- Depreciation and amortization	680	642	1,287	1,276
+ Interest income	18	11	38	28
- Interest expense and amortization of debt discount	208	232	409	473
Income Before Income Taxes	$3,357	$1,514	$3,522	$3,719

Transfers of products between operating segments are generally valued at cost. However, transfers of products to Agricultural Sciences from other segments are generally valued at market-based prices; the revenues generated by these transfers in the first six months of 2016 and 2015 were immaterial and eliminated in consolidation.

Geographic Areas	Three Months Ended		Six Months Ended
In millions	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Sales by geographic area
United States	$4,252	$4,594	$8,052	$8,921
Europe, Middle East, Africa and India	3,730	4,086	7,254	8,060
Rest of World	3,970	4,230	7,349	8,299
Total	$11,952	$12,910	$22,655	$25,280

NOTE 22 – PLANNED MERGER WITH DUPONT
On December 11, 2015, Dow and E.I. du Pont de Nemours and Company ("DuPont") entered into an Agreement and Plan of Merger ("Merger Agreement") to effect an all-stock, merger of equals strategic combination resulting in a newly formed corporation named DowDuPont Inc. ("DowDuPont"). Pursuant to the terms of the Merger Agreement, Dow and DuPont will each merge with wholly owned subsidiaries of DowDuPont (the "Mergers") and, as a result of the Mergers, will become subsidiaries of DowDuPont. Following the consummation of the Mergers, Dow and DuPont intend to pursue, subject to the receipt of regulatory approvals and approval by the board of directors of DowDuPont, the separation of the combined company’s agriculture business, specialty products business and material science business through one or more tax-efficient transactions.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Mergers (the "Effective Time"), each share of common stock, par value $2.50 per share, of Dow (the "Dow Common Stock") issued and outstanding immediately prior to the Effective Time (excluding any shares of Dow Common Stock that are held in treasury) will be converted into the right to receive one share of common stock, par value $0.01 per share, of DowDuPont (the "DowDuPont Common Stock"), and each share of Cumulative Convertible Perpetual Preferred Stock, Series A, par value $1.00 per share, of Dow (the "Dow Preferred") issued and outstanding immediately prior to the Effective Time will be automatically canceled and each holder of shares of Dow Preferred will be deemed to hold the same number of shares of preferred, par value $0.01 per share, stock of DowDuPont on equivalent terms.

Subject to the terms and conditions set forth in the Merger Agreement, at the Effective Time, each share of common stock, par value $0.30 per share, of DuPont (the "DuPont Common Stock") issued and outstanding immediately prior to the Effective Time (excluding any shares of DuPont Common Stock that are held in treasury) will be converted into the right to receive 1.2820 shares of DowDuPont Common Stock, and each share of DuPont Preferred Stock - $4.50 Series and DuPont Preferred Stock - $3.50 Series, in each case issued and outstanding immediately prior to the Effective Time shall remain issued and outstanding and be unaffected by the Mergers. The aforementioned 1.2820 exchange ratio set forth in the Merger Agreement will result in Dow common stockholders and DuPont common stockholders each owning approximately 50 percent of the outstanding shares of DowDuPont Common Stock immediately following the Effective Time, excluding the shares of Dow Preferred.

The Merger Agreement provides that, at the Effective Time, the Dow stock options and other equity awards and the DuPont stock options and other equity awards generally will automatically convert into stock options and equity awards with respect to DowDuPont Common Stock, on the same terms and conditions under the applicable plans and award agreements immediately prior to the Effective Time and, in the case of DuPont stock options and equity awards, after giving effect to the exchange ratio and appropriate adjustments to reflect the consummation of the Mergers.

After the Effective Time, DowDuPont Common Stock will be listed on the New York Stock Exchange ("NYSE"), ticker symbol DWDP.

On June 9, 2016, DowDuPont's registration statement filed with the U.S. Securities and Exchange Commission on Form S-4 (File No. 333-209869), as amended, was declared effective. The registration statement was filed in connection with the proposed Mergers and includes a joint proxy statement of Dow and DuPont and a prospectus of DowDuPont. The companies also scheduled special meetings of their respective stockholders to seek adoption of the Merger Agreement and approval of related matters from such stockholders. Each company's common stockholders of record as of the close of business on June 2, 2016, were entitled to vote at the respective meeting. Dow's special meeting of stockholders was held on July 20, 2016, which resulted in a vote for adoption of the Merger Agreement and approval of related matters. The Company expects the transaction to close in the second half of 2016, subject to satisfaction of customary closing conditions, including receipt of regulatory approvals.

(Unaudited)	The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

•
The Company reported sales in the second quarter of 2016 of $12.0 billion, down 7 percent from $12.9 billion in the second quarter of 2015, with declines across all operating segments, except Consumer Solutions and Infrastructure Solutions, and all geographic areas.

•
Price was down 9 percent compared with the same period last year, driven primarily by lower feedstock and raw material prices and pricing pressures. Price declined in all operating segments and geographic areas, including double-digit declines in Performance Plastics (down 14 percent), Performance Materials & Chemicals (down 11 percent) as well as North America and Latin America (each down 10 percent).

•
Volume increased 2 percent compared with the second quarter of 2015, as increases in Consumer Solutions (up 19 percent) and Infrastructure Solutions and Performance Plastics (each up 12 percent) more than offset decreases in Performance Materials & Chemicals (down 19 percent) and Agricultural Sciences (down 8 percent). Volume increased in Asia Pacific (up 8 percent), North America (up 2 percent) and Latin America (up 1 percent) and declined in Europe, Middle East, Africa and India ("EMEAI") (down 1 percent). Excluding recent acquisitions and divestitures(1), volume was up 4 percent. On the same basis, volume increased in Performance Plastics (up 13 percent) and Consumer Solutions (up 4 percent), declined in Infrastructure Solutions (down 2 percent) and Agricultural Sciences (down 7 percent) and remained flat in Performance Materials & Chemicals. Volume increased in Asia Pacific (up 7 percent), EMEAI and Latin America (both up 4 percent) and North America (up 3 percent).

•
Purchased feedstock and energy costs, which account for approximately one-third of Dow’s total costs, decreased approximately $570 million (18 percent) compared with the second quarter of 2015, primarily due to lower naphtha, condensate, natural gas and monomer costs driven by continued declines in price.

•
On June 27, 2016, the Board of Directors approved a restructuring plan that incorporates actions related to the recent ownership restructure of Dow Corning Corporation (“Dow Corning”). These actions, aligned with Dow’s value growth and synergy targets, will result in a global workforce reduction of approximately 2,500 positions, with most of these positions resulting from synergies related to the Dow Corning transaction. As a result, the Company recorded pretax restructuring charges of $449 million in the second quarter of 2016 related to this plan. These actions are expected to be completed during the next two years.

•
Equity earnings were $82 million in the second quarter of 2016, down $190 million from $272 million in the second quarter of 2015, primarily due to higher equity losses at Sadara Chemical Company ("Sadara") related to start-up expenses and lower equity earnings from the Kuwait joint ventures resulting from lower monoethylene glycol prices and a reduction in the ownership of MEGlobal (now part of EQUATE Petrochemicals Company K.S.C. ("EQUATE")).

•
Sundry income (expense) - net was income of $2,550 million in the second quarter of 2016, up $2,165 million from $385 million in the second quarter of 2015, reflecting the gain on the ownership restructure of Dow Corning.

In addition to the financial highlights, the following events occurred during or subsequent to the second quarter of 2016:

•
On April 18, 2016, the Company announced that Fernando Ruiz, Corporate Vice President and Treasurer, will retire from Dow later in the year. The Board of Directors elected Gary McGuire to succeed him as Vice President and Treasurer.

•
On June 1, 2016, the Company announced the closing of the transaction to restructure the ownership of Dow Corning, a former 50:50 joint venture. As a result, Dow is now the 100 percent owner of Dow Corning's silicones business ("DCC Transaction").

(1)
Excludes prior period sales of recent divestitures including the chlorine value chain, divested on October 5, 2015 (primarily Performance Materials & Chemicals and Performance Plastics), the AgroFresh business, divested on July 31, 2015 (Agricultural Sciences), ANGUS Chemical Company, divested on February 2, 2015 (Performance Materials & Chemicals) and the global Sodium Borohydride business, divested on January 30, 2015 (Performance Materials & Chemicals). Also excludes current period sales related to the ownership restructure of Dow Corning announced on June 1, 2016 (Consumer Solutions and Infrastructure Solutions) and the step acquisition of Univation Technologies, LLC, acquired on May 5, 2015 (Performance Plastics).

•
On June 9, 2016, DowDuPont's registration statement filed with the U.S. Securities and Exchange Commission on Form S-4 (File No. 333-209869), as amended, was declared effective. The registration statement was filed in connection with the proposed merger with DuPont and includes a joint proxy statement of Dow and DuPont and a prospectus of DowDuPont. Dow held a special meeting of stockholders on July 20, 2016. Stockholders of the Company voted to approve all stockholder proposals necessary to complete the merger of equals transaction.

Selected Financial Data	Three Months Ended		Six Months Ended
In millions, except per share amounts	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Net sales	$11,952	$12,910	$22,655	$25,280

Cost of sales	$9,275	$10,146	$17,226	$19,681
Percent of net sales	77.6%	78.6%	76.0%	77.9%

Research and development expenses	$399	$429	$760	$812
Percent of net sales	3.3%	3.3%	3.4%	3.2%

Selling, general and administrative expenses	$787	$773	$1,529	$1,525
Percent of net sales	6.6%	6.0%	6.7%	6.0%

Effective tax rate	3.9%	20.9%	0.6%	27.0%

Net income available for common stockholders	$3,123	$1,135	$3,292	$2,528

Earnings per common share – basic	$2.79	$0.99	$2.96	$2.21
Earnings per common share – diluted	$2.61	$0.97	$2.83	$2.15

Operating rate percentage	82%	84%	85%	84%

RESULTS OF OPERATIONS
Net Sales
Net sales in the second quarter of 2016 were $12.0 billion, down 7 percent from $12.9 billion in the second quarter of last year, with price down 9 percent and volume up 2 percent. Price decreased in all operating segments and geographic areas due to lower feedstock and raw material prices and competitive pricing pressures. Double-digit price declines were reported in Performance Plastics (down 14 percent) and Performance Materials & Chemicals (down 11 percent) as well as North America and Latin America (each down 10 percent). Volume was up 2 percent as increases in Consumer Solutions (up 19 percent) and Infrastructure Solutions and Performance Plastics (each up 12 percent) more than offset decreases in Performance Materials & Chemicals (down 19 percent) and Agricultural Sciences (down 8 percent). Volume increased in Asia Pacific (up 8 percent), North America (up 2 percent) and Latin America (up 1 percent) and declined in EMEAI (down 1 percent). Excluding recent acquisitions and divestitures, volume was up 4 percent. On the same basis, volume increased in Performance Plastics (up 13 percent) and Consumer Solutions (up 4 percent), and decreased in Agricultural Sciences (down 7 percent) and Infrastructure Solutions (down 2 percent) while Performance Materials & Chemicals volume remained flat. Volume increased in Asia Pacific (up 7 percent), EMEAI and Latin America (both up 4 percent) and North America (up 3 percent).

Net sales for the first six months of 2016 were $22.7 billion, down 10 percent from $25.3 billion in the same period last year, with price down 10 percent and volume flat. Price decreased in all operating segments and geographic areas due to lower feedstock and raw material prices and competitive pricing pressures. Double-digit price declines were reported in Performance Plastics (down 14 percent) and Performance Materials & Chemicals (down 13 percent) as well as in North America and Latin America (both down 12 percent) and Asia Pacific (down 10 percent). Volume was flat as increases in Performance Plastics (up 12 percent), Consumer Solutions (up 9 percent) and Infrastructure Solutions (up 5 percent) offset declines in Performance Materials & Chemicals (down 18 percent) and Agricultural Sciences (down 8 percent). Volume was up in Asia Pacific (up 3 percent) and North America (up 1 percent) and declined in Latin America (down 4 percent) and EMEAI (down 1 percent). Excluding recent acquisitions and divestitures, volume was up 4 percent. On the same basis, volume increased in Performance Plastics (up 13 percent), Consumer Solutions (up 2 percent) and Performance Materials & Chemicals (up 1 percent) and decreased in Agricultural Sciences (down 6 percent) and Infrastructure Solutions (down 2 percent). Volume increased in Asia Pacific (up 5 percent), North America and EMEAI (both up 4 percent) and Latin America (up 1 percent).

Gross Margin
Gross margin was $2.6 billion in the second quarter of 2016, down from $2.8 billion in the second quarter of last year. Year to date, gross margin was $5.4 billion, down from $5.6 billion in the first six months of 2015. Gross margin decreased as a decline in sales due to lower selling prices more than offset lower feedstock, energy and other raw material costs, cost reduction initiatives, decreased planned maintenance turnaround costs, decreased performance-based compensation costs and the favorable impact from the DCC Transaction. Gross margin in the second quarter of 2016 was negatively impacted by a $105 million charge related to the fair value step-up of inventories assumed in the DCC Transaction and reflected in Consumer Solutions and Infrastructure Solutions ($105 million for the six months ended June 30, 2016), and a $34 million charge for costs associated with portfolio and productivity actions, reflected in Corporate ($57 million for the six months ended June 30, 2016). Gross margin in the second quarter of 2015 was negatively impacted by a $12 million charge related to the fair value step-up in inventories assumed in the step acquisition of Univation Technologies, LLC ("Univation"), reflected in Performance Plastics ($12 million for the first six months of 2015). See Note 4 to the Consolidated Financial Statements for additional information on the DCC Transaction and the Univation transactions.

Operating Rate
The Company’s global plant operating rate was 82 percent of capacity in the second quarter of 2016, down from 84 percent in the second quarter of 2015, reflecting planned maintenance turnaround activity, primarily in Performance Materials & Chemicals and Performance Plastics. For the first six months of 2016, the Company's global plant operating rate was 85 percent, up from 84 percent in the first six months of 2015.

Personnel Count
Personnel count was 61,073 at June 30, 2016, up from 49,495 at December 31, 2015 and up from 52,058 at June 30, 2015. Headcount increased from December 31, 2015, primarily due to the DCC Transaction (an increase of approximately 11,700 employees).

Research and Development Expenses
Research and development ("R&D") expenses totaled $399 million in the second quarter of 2016, down $30 million (7 percent) from $429 million in the second quarter of 2015. For the first six months of 2016, R&D expenses totaled $760 million, down from $812 million in the first six months of 2015. R&D expenses decreased as cost reduction initiatives, notably in Agricultural Sciences, lower expenses as a result of recent divestitures and decreased performance-based compensation costs more than offset increased costs as a result of the DCC Transaction.

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses were $787 million in the second quarter of 2016, up $14 million (2 percent) from $773 million in the second quarter of last year. For the first six months of 2016, SG&A expenses totaled $1,529 million, up from $1,525 million for the first six months of 2015. SG&A expenses increased as $73 million in charges for costs associated with portfolio and productivity actions ($115 million in charges for the first six months of 2016 and reflected in Corporate) and increased costs as a result of the DCC Transaction more than offset lower expenses as a result of recent divestitures (primarily in Performance Materials & Chemicals) and decreased performance-based compensation costs. In the second quarter of 2015, SG&A was negatively impacted by $6 million of costs associated with portfolio and productivity actions (reflected in Corporate).

Amortization of Intangibles
Amortization of intangibles was $122 million in the second quarter of 2016, up from $109 million in the second quarter of 2015. In the first six months of 2016, amortization of intangibles was $225 million, up from $211 million in the same period last year. See Note 6 to the Consolidated Financial Statements for additional information on intangible assets.

Restructuring Charges
On June 27, 2016, the Board of Directors of the Company approved a restructuring plan that incorporates actions related to the DCC Transaction. These actions, aligned with Dow’s value growth and synergy targets, will result in a global workforce reduction of approximately 2,500 positions, with most of these positions resulting from synergies related to the DCC Transaction. These actions are expected to be completed during the next two years. As a result, the Company recorded pretax restructuring charges of $449 million in the second quarter of 2016 consisting of severance charges of $268 million, asset write-downs and write-offs of $153 million and costs associated with exit and disposal activities of $28 million and are reflected in the Company's segments results as follows: $28 million in Consumer Solutions, $97 million in Infrastructure Solutions, $10 million in Performance Plastics and $314 million in Corporate.

On April 29, 2015, Dow's Board of Directors approved actions to further streamline the organization and optimize the Company’s footprint as a result of the pending separation of a significant portion of Dow’s chlorine value chain. These actions, which will further accelerate Dow’s value growth and productivity targets, will result in a reduction of approximately 1,750 positions across a number of businesses and functions and adjustments to the Company's asset footprint to enhance competitiveness. These actions are expected to be completed during the next two years. As a result of these actions, the Company recorded pretax restructuring charges of $375 million in the second quarter of 2015 consisting of costs associated with exit or disposal activities of $10 million, severance costs of $196 million and asset write-downs and write-offs of $169 million. The impact of this charge was reflected in the Company's segment results as follows: $14 million in Agricultural Sciences, $67 million in Consumer Solutions, $27 million in Infrastructure Solutions, $12 million in Performance Plastics and $255 million in Corporate.

In the second quarter of 2016, the Company recorded an unfavorable adjustment to the 2015 restructuring charge related to additional accruals for exit and disposal activities of $5 million, reflected in Agricultural Sciences ($4 million) and Consumer Solutions ($1 million). In the first quarter of 2016, the Company recorded a favorable adjustment to the 2015 restructuring charge related to the impairment of long-lived assets of $2 million, reflected in Infrastructure Solutions. See Note 3 to the Consolidated Financial Statements for details on the Company's restructuring activities.

Equity in Earnings of Nonconsolidated Affiliates
Dow's share of the earnings of nonconsolidated affiliates was $82 million in the second quarter of 2016, down from $272 million in the second quarter of 2015. In the first six months of 2016, Dow's share of the earnings of nonconsolidated affiliates was $121 million, down from $440 million in the first six month of 2015. The decline in earnings of nonconsolidated affiliates for the three- and six-month periods ended June 30, 2016 was primarily due to higher equity losses at Sadara related to start-up expenses and lower equity earnings from the Kuwait joint ventures due to lower monoethylene glycol prices and a reduction in the ownership of MEGlobal (now part of EQUATE). Equity earnings were also reduced by $22 million in the second quarter of 2016 due to a loss on early redemption of debt at Dow Corning, reflected in Consumer Solutions ($8 million) and Infrastructure Solutions ($14 million).

Sundry Income (Expense) - Net
Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, gains and losses on sales of investments and assets, and litigation. Sundry income (expense) – net in the second quarter of 2016 was net income of $2,550 million, an increase of $2,165 million compared with net income of $385 million in the second quarter of 2015. The second quarter of 2016 included a $2,445 million gain related to the DCC Transaction (reflected in Consumer Solutions ($1,301 million) and Infrastructure Solutions ($1,144 million)), a $6 million gain adjustment on the split-off of the Company's chlorine value chain (reflected in Performance Materials & Chemicals), gains on sales of assets, and foreign currency exchange losses. The second quarter of 2015 included a $361 million gain on the Univation step acquisition (reflected in Performance Plastics), gains on sales of assets, businesses and investments, foreign currency exchange losses and $43 million of costs associated with portfolio and productivity actions (reflected in Corporate).

Year to date, sundry income (expense) - net was net income of $1,309 million, an increase of $261 million compared with net income of $1,048 million in the same period last year. In addition to the amounts previously discussed, the first six months of 2016 included a $1,235 million loss related to the Company's settlement of the urethane matters class action lawsuit and the opt-out cases litigation (reflected in Performance Materials & Chemicals). The first six months of 2015 included the amounts previously discussed, a $670 million gain on the divestiture of ANGUS Chemical Company, an $18 million gain on the divestiture of the global Sodium Borohydride business (both reflected in Performance Materials & Chemicals), foreign currency exchange losses and $69 million of costs associated with portfolio and productivity actions (reflected in Corporate). See Notes 4 and 11 to the Consolidated Financial Statements for additional information.

Net Interest Expense
Net interest expense (interest expense less capitalized interest and interest income) was $190 million in the second quarter of 2016, down from $221 million in the second quarter of last year. Year to date, net interest expense was $371 million compared with $445 million in the first six months of 2015. The decline primarily reflects the effect of debt retired in 2015. Interest income was $18 million in the second quarter of 2016 compared with $11 million in the second quarter of 2015, and $38 million for the first six months of 2016, compared with $28 million in the first six months of 2015.

Provision for Income Taxes
The effective tax rate for the second quarter of 2016 was 3.9 percent compared with 20.9 percent for the second quarter of 2015. For the first six months of 2016, the effective tax rate was 0.6 percent compared with 27.0 percent for the first six months of 2015. The Company's effective tax rate fluctuates based on, among other factors, where income is earned, reinvestment assertions regarding foreign income and the level of income relative to tax credits available. For example, as the percentage of foreign sourced income increases, the Company's effective tax rate declines. The Company's tax rate is also influenced by the level of equity earnings, since most of the earnings from the Company's equity method investments are taxed at the joint venture level. The second quarter of 2016 was impacted by a $57 million tax charge related to the adjustment of an uncertain tax position. Despite this charge, the tax rate decreased in the second quarter of 2016 compared with the same period last year primarily due to the non-taxable gain on the DCC Transaction and a tax benefit on the reassessment of a deferred tax liability related to the basis difference in the Company’s investment in Dow Corning. These factors also impacted the effective tax rate for the first six months of 2016, which was also impacted by a tax benefit related to the urethane matters class action lawsuit and opt-out cases settlements.

Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests was income of $19 million in the second quarter of 2016, up from a loss of $23 million in the second quarter of 2015. For the first six months of 2016, net income (loss) attributable to noncontrolling interests was income of $40 million compared with income of $18 million in the same period last year.

Preferred Stock Dividends
Preferred stock dividends of $85 million were recognized in the second quarters of 2016 and 2015 ($170 million in the first six months of 2016 and 2015), related to the Company’s Cumulative Convertible Perpetual Preferred Stock, Series A.

Net Income Available for Common Stockholders
Net income available for common stockholders was $3,123 million, or $2.61 per share, in the second quarter of 2016, compared with $1,135 million, or $0.97 per share, in the second quarter of 2015. Net income available for common stockholders for the first six months of 2016 was $3,292 million, or $2.83 per share, compared with $2,528 million, or $2.15 per share for the same period of 2015. See Note 17 to the Consolidated Financial Statements for details on the Company's earnings per share calculations.

Certain Items Impacting Results
The Company provides certain financial measures - Income before income taxes, Net income and Earnings per share - excluding the impact of certain items ("non-GAAP" financial measures). Due to the nature of these certain items, they do not reflect the ongoing operating performance of the Company. Accordingly, Dow's management believes presenting financial measures excluding certain items is useful for investors as it provides financial information on a more comparative basis for the periods presented. Non-GAAP financial measures are not recognized in accordance with principles generally accepted in the United State of America ("U.S. GAAP") and should not be viewed as an alternative to U.S. GAAP financial measures of performance. In addition, these measures are not intended to replace U.S. GAAP measures.

The following table summarizes the impact of certain items recorded in the three- and six-month periods ended June 30, 2016 and June 30, 2015.

Certain Items Impacting Results	Pretax Impact (1)		Net Income (2)		EPS - Diluted (3) (4)
	Three Months Ended		Three Months Ended		Three Months Ended
In millions, except per share amounts (Unaudited)	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Reported U.S. GAAP Amounts (5)(6)			$3,123	$1,135	$2.61	$0.97
- Certain items:
Cost of sales:
Costs associated with portfolio and productivity actions	$(34)	$—	(21)	—	(0.02)	—
Impact of Dow Corning ownership restructure	(105)	—	(72)	—	(0.06)	—
Univation step acquisition	—	(12)	—	(8)	—	(0.01)
Selling, general and administrative expenses:
Costs associated with portfolio and productivity actions	(73)	(6)	(66)	(4)	(0.06)	—
Restructuring charges	(454)	(375)	(308)	(246)	(0.27)	(0.21)
Equity in earnings of nonconsolidated affiliates:
Impact of Dow Corning ownership restructure	(22)	—	(20)	—	(0.02)	—
Sundry income (expense) - net:
Impact of Dow Corning ownership restructure	2,445	—	2,586	—	2.28	—
Univation step acquisition	—	361	—	359	—	0.31
Gain adjustment on split-off of chlorine value chain	6	—	6	—	0.01	—
Costs associated with portfolio and productivity actions	—	(43)	—	(30)	—	(0.03)
Provision for income taxes:
Uncertain tax position adjustment	—	—	(57)	—	(0.05)	—
Total certain items	$1,763	$(75)	$2,048	$71	$1.81	$0.06
+ Dilutive effect of assumed preferred stock conversion into shares of common stock					$0.15	N/A
= Operating Results (Non-GAAP)			$1,075	$1,064	$0.95	$0.91
(1)    Impact on "Income Before Income Taxes."
(2)    "Net Income Available for The Dow Chemical Company Common Stockholders."
(3)    "Earnings per common share - diluted."

(4)
For the three-month periods ended June 30, 2016 and June 30, 2015, conversion of the Company' Cumulative Convertible Perpetual Preferred Stock, Series A ("Preferred Stock") into shares of the Company's common stock was excluded from the calculation of "Diluted earnings per share adjusted to exclude certain items" as well as the earnings per share impact of certain items because the effect of including them would have been antidilutive.

(5)
For the three-month periods ended June 30, 2016 and June 30, 2015, an assumed conversion of the Company's Preferred Stock into shares of the Company's common stock was included in the calculation of diluted earnings per share (reported U.S. GAAP amount).

(6)
The Company used "Net Income Attributable to The Dow Chemical Company" when calculating diluted earnings per share (reported U.S. GAAP amount) for the three-month periods ended June 30, 2016 and June 30, 2015, as it excludes quarterly preferred dividends of $85 million.

Certain Items Impacting Results	Pretax Impact (1)		Net Income (2)		EPS - Diluted (3) (4)
	Six Months Ended		Six Months Ended		Six Months Ended
In millions, except per share amounts (Unaudited)	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Reported U.S. GAAP Amounts (5)(6)			$3,292	$2,528	$2.83	$2.15
- Certain items:
Cost of sales:
Costs associated with portfolio and productivity actions	$(57)	$—	(36)	—	(0.03)	—
Impact of Dow Corning ownership restructure	(105)	—	(72)	—	(0.06)	—
Univation step acquisition	—	(12)	—	(8)	—	(0.01)
Selling, general and administrative expenses:
Costs associated with portfolio and productivity actions	(115)	(6)	(97)	(4)	(0.09)	—
Restructuring charges	(454)	(375)	(308)	(246)	(0.27)	(0.21)
Equity in earnings of nonconsolidated affiliates:
Impact of Dow Corning ownership restructure	(22)	—	(20)	—	(0.02)	—
Sundry income (expense) - net:
Impact of Dow Corning ownership restructure	2,445	—	2,586	—	2.28	—
Urethane matters legal settlements	(1,235)	—	(778)	—	(0.70)	—
Univation step acquisition	—	361	—	359	—	0.31
Gain adjustment on split-off of chlorine value chain	6	—	6	—	0.01	—
Gain on divestiture of ANGUS Chemical Company	—	670	—	451	—	0.39
Gain on divestiture of Sodium Borohydride business	—	18	—	(9)	—	(0.01)
Costs associated with portfolio and productivity actions	—	(69)	—	(53)	—	(0.05)
Provision for income taxes:
Uncertain tax position adjustment	—	—	(57)	—	(0.05)	—
Total certain items	$463	$587	$1,224	$490	$1.07	$0.42
+ Dilutive effect of assumed preferred stock conversion into shares of common stock					$0.09	$0.03
= Operating Results (Non-GAAP)			$2,068	$2,038	$1.85	$1.76
(1)    Impact on "Income Before Income Taxes."
(2)    "Net Income Available for The Dow Chemical Company Common Stockholders."
(3)    "Earnings per common share - diluted."

(4)
For the six-month periods ended June 30, 2016 and June 30, 2015, conversion of the Company' Cumulative Convertible Perpetual Preferred Stock, Series A ("Preferred Stock") into shares of the Company's common stock was excluded from the calculation of "Diluted earnings per share adjusted to exclude certain items" as well as the earnings per share impact of certain items because the effect of including them would have been antidilutive.

(5)
For the six-month periods ended June 30, 2016 and June 30, 2015, an assumed conversion of the Company's Preferred Stock into shares of the Company's common stock was included in the calculation of diluted earnings per share (reported U.S. GAAP amount).

(6)
The Company used "Net Income Attributable to The Dow Chemical Company" when calculating diluted earnings per share (reported U.S. GAAP amount) for the six-month periods ended June 30, 2016 and June 30, 2015, as it excludes quarterly preferred dividends of $85 million.

OUTLOOK
The pace of economic growth remains uneven across the major geographies. Consumption remains a key growth driver, wherever growth exists. Dow continues to see healthy demand in North America, led by the strength of the consumer. Measured recovery in Europe continues, despite heightened geopolitical uncertainties. Latin America is showing early signs of improvement from a low base. And the rise of increasingly affluent consumers across Asia continues to validate Dow’s strategic portfolio shift towards an enhanced focus on consumer-driven products and solutions.

Despite the varied economic landscape, Dow continues to see favorable conditions and robust demand in the core consumer-led markets of packaging, automotive and construction throughout the world. Dow will increasingly capture value from these selected market sectors through its differentiated products underpinned by its geographic breadth, its integrated and diversified portfolio, its global scale and its deep material science technology platforms.

Ongoing macroeconomic volatility demands a resolute focus. The Company's resilient business portfolio, strategic investments and self-help productivity actions, including the recently announced restructuring program, position Dow well to continue delivering through a variety of market conditions. Dow's teams remain squarely focused on the priorities of delivering near-term financial commitments while also enabling the Company's future with the Dow Corning and DowDuPont transactions. As Dow has shown these last many years, the Company will continue to maximize value for its customers and returns for its shareholders in both the short- and long-term.

SEGMENT RESULTS
The Company uses EBITDA (which Dow defines as earnings (i.e., "Net Income") before interest, income taxes, depreciation and amortization) as its measure of profit/loss for segment reporting purposes. EBITDA by operating segment includes all operating items relating to the businesses; items that principally apply to the Company as a whole are assigned to Corporate. In the segment discussions that follow, the Company provides EBITDA excluding certain items. Due to the nature of these certain items, they do not reflect the ongoing operating performance of the Company. Accordingly, Dow's management believes presenting EBITDA excluding certain items is useful for investors as it provides financial information on a more comparative basis for the periods presented. EBITDA excluding certain items is not recognized in accordance with U.S. GAAP and should not be viewed as an alternative to U.S. GAAP financial measures of performance. Additional information regarding the Company’s operating segments and a reconciliation of EBITDA to “Income Before Income Taxes” can be found in Note 21 to the Consolidated Financial Statements.

Dow Corning Ownership Restructure
On June 1, 2016, the Company announced the closing of the DCC Transaction. As a result, Dow Corning's silicones business is now wholly owned by Dow and will continue to be reported as part of the Consumer Solutions and Infrastructure Solutions operating segments. Following is an update to the Consumer Solutions and Infrastructure Solutions Part I, Item 1, Business description included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

CONSUMER SOLUTIONS
Consumer Solutions - Silicones
Consumer Solutions - Silicones provides innovative silicone solutions and ingredients to customers in beauty and personal care, household care, healthcare, consumer goods and automotive market segments around the world. Backed by extensive application expertise and industry knowledge, Consumer Solutions - Silicones features a broad, diverse portfolio of elastomers, emulsifiers, film formers, fluids, antifoams, additives, tubing and molded assemblies and adhesives.

Business	Applications/Market Segments	Technologies
Beauty and Personal Care	Hair care, skin care, sun care and color cosmetics
Innovative beauty care ingredients that help improve product performance and meet the needs of today’s consumers. Notable silicone technologies include elastomers, emulsifiers, rheology modifiers, film formers-resins, gums and acrylates, powders and fluids.

Household Care	Laundry and fabric care, hard surface care	Proven solutions to deliver benefits to both consumers and manufacturers alike. Notable silicone technologies include antifoams, processing aids, polishing gloss aids and softening agents.
Healthcare	Drug delivery, medical device, wound care and topical ingredient applications
Innovative silicone solutions backed by industry application and regulatory expertise. Notable silicone technologies include elastomers, emulsifiers, excipients, tubing and molded assemblies, adhesives, antifoams and fluids.

Consumer Goods	Electronics, packaging, sporting goods, household goods, infant care
Elastomer and thermal plastic technologies with proven performance delivering benefits to consumers around the world in multiple applications. Notable technology includes liquid silicone rubbers, high consistency rubbers, release, TPSiV®, thermoplastic additives and food-grade materials.

Automotive	Safety, lighting, sealing, electronics, NVH (noise, vibration, harshness), exterior trim	Notable technology includes: elastomers, liquid silicone rubbers, high consistency rubbers, thermoplastics, additives, coatings, thermal management materials, sealants and lubricants.

INFRASTRUCTURE SOLUTIONS
Infrastructure Solutions - Silicones
Infrastructure Solutions - Silicones is a global leader in providing solutions to pressing challenges customers face in the infrastructure segment delivered via proven and innovative silicon-based technology. The diverse portfolio provides solutions to the building and construction, telecommunications, lighting and energy sectors. In construction particularly, silicone materials enable buildings that promote occupant comfort, safety and security, improved productivity and design freedom.

Business	Applications/Market Segments	Technologies
High Performance Buildings	Commercial glazing, building envelope, construction chemicals, window and door infrastructure
Global industry expertise and service that is backed by proven product performance with innovation focus on energy efficiency and sustainable infrastructure. The Company's project and product support and services are complemented by its robust product line including sealant and adhesives, resins, silanes and more.

Telecommunications	Wire and cable, electrical and high voltage insulation, power transmission, sleeving	Elastomers, fluids, pottants, thermal interface materials
Lighting	Optical devices, LED, lamp and luminaire	Elastomers, adhesives and sealants, encapsulants, resins, gels
Energy	Oil and gas, solar	Elastomers, adhesives and sealants, antifoams, demulsifiers, lubricants, encapsulants, potting agents

SALES VOLUME AND PRICE BY OPERATING SEGMENT AND GEOGRAPHIC AREA

Sales Volume and Price by Operating Segment and	Three Months Ended			Six Months Ended
Geographic Area	Jun 30, 2016			Jun 30, 2016
Percentage change from prior year	Volume	Price	Total	Volume	Price	Total
Operating segments
Agricultural Sciences	(8)%	(2)%	(10)%	(8)%	(3)%	(11)%
Consumer Solutions	19	(4)	15	9	(5)	4
Infrastructure Solutions	12	(6)	6	5	(8)	(3)
Performance Materials & Chemicals	(19)	(11)	(30)	(18)	(13)	(31)
Performance Plastics	12	(14)	(2)	12	(14)	(2)
Total	2%	(9)%	(7)%	—%	(10)%	(10)%
Geographic areas
United States	3%	(10)%	(7)%	2%	(12)%	(10)%
Europe, Middle East, Africa and India	(1)	(8)	(9)	(1)	(9)	(10)
Rest of World	4	(10)	(6)	(1)	(11)	(12)
Total	2%	(9)%	(7)%	—%	(10)%	(10)%

Sales Volume and Price by Operating Segment and	Three Months Ended			Six Months Ended
Geographic Area, Excluding Acquisitions and Divestitures (1)	Jun 30, 2016			Jun 30, 2016
Percentage change from prior year	Volume	Price	Total	Volume	Price	Total
Operating segments
Agricultural Sciences	(7)%	(1)%	(8)%	(6)%	(3)%	(9)%
Consumer Solutions	4	(4)	—	2	(5)	(3)
Infrastructure Solutions	(2)	(6)	(8)	(2)	(8)	(10)
Performance Materials & Chemicals	—	(14)	(14)	1	(16)	(15)
Performance Plastics	13	(14)	(1)	13	(14)	(1)
Total	4%	(10)%	(6)%	4%	(11)%	(7)%
Geographic areas
United States	4%	(11)%	(7)%	5%	(12)%	(7)%
Europe, Middle East, Africa and India	4	(9)	(5)	4	(9)	(5)
Rest of World	5	(11)	(6)	2	(11)	(9)
Total	4%	(10)%	(6)%	4%	(11)%	(7)%

(1)
Excludes prior period sales of recent divestitures including the chlorine value chain, divested on October 5, 2015 (primarily Performance Materials & Chemicals and Performance Plastics), the AgroFresh business, divested on July 31, 2015 (Agricultural Sciences), ANGUS Chemical Company, divested on February 2, 2015 (Performance Materials & Chemicals) and the global Sodium Borohydride business, divested on January 30, 2015 (Performance Materials & Chemicals). Also excludes current period sales related to the ownership restructure of Dow Corning announced on June 1, 2016 (Consumer Solutions and Infrastructure Solutions) and the step acquisition of Univation Technologies, LLC, acquired on May 5, 2015 (Performance Plastics).

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

Agricultural Sciences	Three Months Ended		Six Months Ended
In millions	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Sales	$1,577	$1,747	$3,223	$3,611
Price change from comparative period	(2)%	N/A	(3)%	N/A
Volume change from comparative period	(8)%	N/A	(8)%	N/A
Volume change, excluding divestitures	(7)%	N/A	(6)%	N/A
Equity losses	$(11)	$—	$(4)	$—
EBITDA	$228	$255	$631	$664
Certain items impacting EBITDA	$(4)	$(14)	$(4)	$(14)
EBITDA excluding certain items	$232	$269	$635	$678

Agricultural Sciences sales were $1,577 million in the second quarter of 2016, down 10 percent from $1,747 million in the second quarter of 2015. Compared with the same quarter last year, volume decreased 8 percent and price declined 2 percent, including the unfavorable impact of currency which represented approximately 60 percent of the price decline. Sales declined primarily as a result of the AgroFresh divestiture, currency headwinds and lower crop commodity prices. Compared with the same quarter last year, sales declined in both businesses. Sales also declined in North America and Asia Pacific. Crop Protection sales declined 8 percent compared with the second quarter of 2015, primarily driven by volume declines reflecting the impact of the AgroFresh divestiture and reduced demand for generic herbicides. Seeds sales declined 17 percent compared with the second quarter of 2015, as demand growth for corn seeds was more than offset by soft demand for soybean seeds and sunflower seeds. Excluding divestitures, volume for the segment was down 7 percent.

EBITDA for the second quarter of 2016 was $228 million, compared with $255 million in the second quarter of 2015. EBITDA for the second quarter of 2016 was negatively impacted by $4 million of restructuring charges adjustments. EBITDA for the second quarter of 2015 was negatively impacted by $14 million of restructuring charges. See Note 3 to the Consolidated Financial Statements for additional information on these items. Excluding these certain items, EBITDA declined as benefits from lower operating costs and decreased R&D spending driven by cost reduction initiatives were more than offset by lower sales volume, lower earnings from AgroFresh, the absence of earnings from product lines sold in 2015 and a decline in selling prices, primarily due to currency headwinds.

For the first six months of 2016, sales for Agricultural Sciences were $3,223 million, down 11 percent from $3,611 million in the first six months of 2015. Compared with the same period last year, volume decreased 8 percent and price decreased 3 percent, including the unfavorable impact of currency which represented 60 percent of the price decline. Agricultural Sciences reported sales declines in all geographic areas and in both businesses. Sales declined as a result of the AgroFresh divestiture, product lines sold in 2015, currency headwinds and lower crop commodity prices. Crop Protection sales decreased 11 percent compared with the first six months of 2015, driven primarily by volume declines which reflected the AgroFresh divestiture and reduced demand for herbicides and insecticides. Seeds reported a 10 percent decline in sales compared with the first six months of 2015, primarily due to increased demand for corn seeds which was more than offset by soft demand in sunflower seeds and soybean seeds. Excluding divestitures, volume for the segment was down 6 percent.

For the first six months of 2016, EBITDA was $631 million, down $33 million from $664 million in the first six months of 2015. EBITDA for the first six months of 2016 and 2015 was impacted by certain items, as previously discussed. Excluding these certain items, EBITDA decreased compared with the same period last year as benefits from lower operating costs and decreased R&D and SG&A spending driven by cost reduction initiatives were more than offset by lower sales volume, lower earnings from AgroFresh, the absence of earnings from product lines sold in 2015, and a decline in selling prices due to currency headwinds.

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

CONSUMER SOLUTIONS
The Consumer Solutions segment consists of four global businesses – Consumer Care, Dow Automotive Systems, Dow Electronic Materials and Consumer Solutions - Silicones. This segment also includes a portion of the Company’s share of the results of Dow Corning, a joint venture of the Company, through May 31, 2016. Consumer Care includes Dow Home, Institutional & Personal Care Solutions; Dow Pharma and Food Solutions; and SAFECHEM. Dow Automotive Systems includes Adhesives and Performance Solutions. Dow Electronic Materials includes Semiconductor Technologies, Interconnect Technologies, Display Technologies and Growth Technologies. Consumer Solutions - Silicones includes Beauty and Personal Care, Household Care, Healthcare, Consumer Goods and Automotive.

As of June 1, 2016, Dow Corning, previously a 50:50 joint venture with Corning, became a wholly owned subsidiary of Dow as a result of the DCC Transaction. Dow and Corning continue to maintain their historical proportional equity interest in Hemlock Semiconductor Group ("HSC Group"). Beginning in June 2016, the results of Dow Corning, excluding the HSC Group, are fully consolidated into the Company's consolidated statements of income and aligned with Consumer Solutions and Infrastructure Solutions. The results of the HSC Group will continue to be reported as "Equity in earnings of nonconsolidated affiliates" in the Company's consolidated statements of income and aligned with Consumer Solutions and Infrastructure Solutions. See Note 4 to the Consolidated Financial Statements for additional information on this transaction.

Consumer Solutions	Three Months Ended		Six Months Ended
In millions	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Sales	$1,265	$1,096	$2,319	$2,219
Price change from comparative period	(4)%	N/A	(5)%	N/A
Volume change from comparative period	19%	N/A	9%	N/A
Volume change, excluding acquisitions	4%	N/A	2%	N/A
Equity earnings	$18	$19	$38	$39
EBITDA	$1,575	$169	$1,885	$455
Certain items impacting EBITDA	$1,234	$(67)	$1,234	$(67)
EBITDA excluding certain items	$341	$236	$651	$522

Consumer Solutions sales were $1,265 million in the second quarter of 2016, up from $1,096 million in the second quarter of 2015. Sales increased 15 percent from the second quarter of 2015 with volume up 19 percent and price down 4 percent. Volume increased in all businesses and all geographic areas, primarily due to the favorable impact of the recent DCC Transaction. Excluding the impact of this transaction, volume increased 4 percent. Dow Automotive Systems reported a double-digit volume increase driven by demand for larger vehicles as well as Dow's light-weighting technologies. Volume increased in Dow Electronic Materials due to new business wins and share gains in Display Technologies and Semiconductor Technologies which more than offset lower demand for Growth Technologies products. Consumer Care volume increased due to market share and innovation gains in the home and personal care market sectors which more than offset customer inventory de-stocking of cellulosics used in pharmaceutical applications and the shutdown of a cellulosics facility in Institute, West Virginia, in the fourth quarter of 2015. Price declined in all businesses and all geographic areas. Price declined in Dow Automotive Systems primarily due to lower feedstock prices. Price declined in Dow Electronic Materials led by a decrease in precious metals prices and competitive pricing pressures. Price fell in Consumer Care primarily due to pricing actions for home and personal care products.

EBITDA in the second quarter of 2016 was $1,575 million, up from $169 million in the second quarter of 2015. Compared with the same quarter last year, EBITDA was favorably impacted by a pretax gain of $1,301 million on the DCC Transaction. EBITDA was negatively impacted by $28 million of restructuring charges, a pretax loss of $30 million associated with the fair value step-up in inventories assumed in the DCC Transaction, a pretax loss of $8 million related to the early redemption of debt incurred by Dow Corning, and a $1 million unfavorable adjustment related to the Company’s 2015 restructuring program. EBITDA for the second quarter of 2015 was negatively impacted by $67 million of restructuring charges. See Notes 3 and 4 to the Consolidated Financial Statements for additional details on these certain items. Excluding these certain items, EBITDA improved from the same quarter last year as increased earnings from Dow Corning's silicones business, higher sales volume, and lower feedstock, energy and other raw material costs more than offset lower selling prices.

Consumer Solutions sales were $2,319 million for the first six months of 2016, up 4 percent from $2,219 million in the first six months of 2015. Compared with the same period last year, volume was up 9 percent and price was down 5 percent. Excluding the impact of the DCC Transaction, volume increased 2 percent. Volume increased in all businesses, except Dow Electronic Materials, and all geographic areas, except Latin America. Price was down in all businesses and all geographic areas.

EBITDA for the first six months of 2016 was $1,885 million, up from $455 million in the first six months of 2015. Excluding the certain items previously discussed, EBITDA for the first six months of 2016 improved compared with the same period last year as the increased earnings from Dow Corning's silicones business, higher sales volume, lower operating costs, and lower feedstock, energy and other raw material costs more than offset lower selling prices.

INFRASTRUCTURE SOLUTIONS
The Infrastructure Solutions segment consists of the following businesses: Dow Building & Construction, Dow Coating Materials, Energy & Water Solutions, Performance Monomers and Infrastructure Solutions - Silicones. This segment also includes a portion of the Company’s share of the results of Dow Corning, a joint venture of the Company, through May 31, 2016.

As of June 1, 2016, Dow Corning, previously a 50:50 joint venture with Corning, became a wholly owned subsidiary of Dow as a result of the DCC Transaction. Dow and Corning continue to maintain their historical proportional equity interest in the HSC Group. Beginning in June 2016, the results of Dow Corning, excluding the HSC Group, are fully consolidated into the Company's consolidated statements of income and aligned with Consumer Solutions and Infrastructure Solutions. The results of the HSC Group will continue to be reported as "Equity in earnings of nonconsolidated affiliates" in the Company's consolidated statements of income and aligned with Consumer Solutions and Infrastructure Solutions. See Note 4 to the Consolidated Financial Statements for additional information on this transaction.

Infrastructure Solutions	Three Months Ended		Six Months Ended
In millions	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Sales	$2,085	$1,961	$3,679	$3,789
Price change from comparative period	(6)%	N/A	(8)%	N/A
Volume change from comparative period	12%	N/A	5%	N/A
Volume change, excluding acquisitions	(2)%	N/A	(2)%	N/A
Equity earnings	$45	$35	$96	$111
EBITDA	$1,390	$240	$1,683	$535
Certain items impacting EBITDA	$958	$(27)	$958	$(27)
EBITDA excluding certain items	$432	$267	$725	$562

Infrastructure Solutions sales were $2,085 million in the second quarter of 2016, up 6 percent from $1,961 million in the second quarter of 2015, with volume up 12 percent and price down 6 percent. Price was down in all geographic areas and all businesses in response to lower raw material costs and competitive pricing pressures. Volume was up in all geographic areas and in all businesses, except for Energy & Water Solutions and Performance Monomers. Volume was favorably impacted by the recent DCC Transaction. Excluding the impact of this transaction, volume decreased 2 percent. Performance Monomers volume decreased in all geographic areas, except Asia Pacific, primarily due to the business's decision to proactively reduce merchant sales in response to weak acrylic acid supply and demand fundamentals. Volume decreased in Energy & Water Solutions primarily as a result of lower demand for products used by the U.S. shale gas industry. Dow Coating Materials volume increased in all geographic areas, except Latin America, due to increased demand for architectural and industrial coatings. Dow Building & Construction volume increased in all geographic areas, except North America, due to strong demand for construction chemicals.

EBITDA for the second quarter of 2016 was $1,390 million, compared with $240 million in the second quarter of 2015. EBITDA for the second quarter of 2016 was favorably impacted by a pretax gain of $1,144 million on the DCC Transaction and was negatively impacted by $97 million of restructuring charges, a pretax loss of $75 million associated with the fair value step-up in inventories assumed in the DCC Transaction, and a pretax loss of $14 million related to the early redemption of debt incurred by Dow Corning. EBITDA for the second quarter of 2015 was negatively impacted by $27 million of restructuring charges. See Notes 3 and 4 to the Consolidated Financial Statements for additional information on these certain items. Excluding these certain items, EBITDA improved compared with the same period last year as lower operating costs, lower propylene and other raw material costs and increased earnings from Dow Corning's silicones business more than offset the decline in selling prices.

Infrastructure Solutions sales were $3,679 million for the first six months of 2016, down 3 percent from $3,789 million in the first six months of 2015. Compared with the same period last year, price was down 8 percent and volume was up 5 percent. Price declined in all geographic areas and all businesses. Excluding the impact of the DCC Transaction, volume decreased 2 percent. On the same basis, volume declines in Performance Monomers and Energy & Water Solutions more than offset increases in Dow Building & Construction and Dow Coating Materials.

EBITDA for the first six months of 2016 was $1,683 million, up from $535 million in the first six months of 2015. EBITDA for the first six months of 2016 was favorably impacted by $958 million of certain items, as previously discussed. EBITDA for the first six months of 2015 was negatively impacted by $27 million of restructuring charges. Excluding these certain items, EBITDA increased as lower operating costs, lower propylene and other raw material costs, and increased earnings from Dow Corning's silicones business more than offset the decline in selling prices.

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

Performance Materials & Chemicals	Three Months Ended		Six Months Ended
In millions	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Sales	$2,264	$3,241	$4,445	$6,450
Price change from comparative period	(11)%	N/A	(13)%	N/A
Volume change from comparative period	(19)%	N/A	(18)%	N/A
Volume change, excluding divestitures	—%	N/A	1%	N/A
Equity earnings (losses)	$(12)	$122	$(43)	$177
EBITDA	$301	$572	$(599)	$1,795
Certain items impacting EBITDA	$6	$—	$(1,229)	$688
EBITDA excluding certain items	$295	$572	$630	$1,107

Performance Materials & Chemicals sales were $2,264 million in the second quarter of 2016, down 30 percent from $3,241 million in the second quarter of 2015, with volume down 19 percent and price down 11 percent. Price declined in all geographic areas and all businesses due to lower raw material costs and competitive pricing pressures. Volume was impacted by recent divestitures, including the split-off of the chlorine value chain and the divestiture of ANGUS Chemical Company and the global Sodium Borohydride business. Excluding these divestitures, volume was flat as double-digit gains in Asia Pacific were offset by volume declines in North America and EMEAI. Volume was also negatively impacted by planned maintenance turnaround activity across all businesses. Polyurethanes volume increased slightly driven by double-digit volume growth in Asia Pacific for polyols and polyurethane systems products and increased demand for products used in the energy efficiency and footwear applications in Latin America. Volume was down slightly in Industrial Solutions, primarily due to the expiration of a long-term supply agreement in 2015 and reduced demand for heat transfer fluids used in solar applications which more than offset increased demand for ethylene glycols and higher ethylene oxide licensing and catalyst sales. Chlor-Alkali and Vinyl volume declined as increased seasonal demand in EMEAI was more than offset by volume declines in all other geographic areas due to a planned maintenance turnaround.

EBITDA for the second quarter of 2016 was $301 million, down from $572 million in the second quarter of 2015. EBITDA for the second quarter of 2016 was favorably impacted by a pretax gain of $6 million related to post-closing adjustments on the split-off of the Company's chlorine value chain. See Note 4 to the Consolidated Financial Statements for additional information on this certain item. Excluding this certain item, EBITDA declined as lower selling prices, reduced sales volume, the absence of earnings from divested businesses, decreased equity earnings from TKOC and EQUATE due to lower monoethylene glycol prices and a reduced ownership position in MEGlobal, and higher equity losses from Sadara related to start-up expenses which more than offset the impact of decreased feedstock, energy and other raw material costs.

In the first six months of 2016, Performance Materials & Chemicals sales were $4,445 million, down from $6,450 million in the first six months of 2015. Compared with the same period last year, volume decreased 18 percent while price declined 13 percent. Excluding the impact of recent divestitures, volume increased 1 percent. Volume gains in Polyurethanes, notably in Asia Pacific, and Chlor-Alkali and Vinyl in EMEAI more than offset declines in Industrial Solutions. Price declined in all businesses and all geographic areas.

EBITDA for the first six months of 2016 was a loss of $599 million, compared with a gain of $1,795 million in the first six months of 2015. In addition to the certain item previously discussed, EBITDA for the first six months of 2016 was negatively impacted by a pretax loss of $1,235 million related to the settlement of the urethane matters class action lawsuit and opt-out cases litigation. EBITDA for the first six months of 2015 was favorably impacted by a pretax gain of $670 million on the divestiture of ANGUS Chemical Company and a pretax gain of $18 million on the divestiture of the global Sodium Borohydride business. See Notes 4 and 11 to the Consolidated Financial Statements for additional information on these certain items. Excluding these certain items, EBITDA decreased as lower selling prices, decreased sales volume, the absence of earnings from divested businesses, lower equity earnings from TKOC and EQUATE and higher equity losses from Sadara related to start-up expenses more than offset the impact of lower feedstock, energy and other raw material costs.

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

On May 5, 2015, Univation Technologies, LLC ("Univation"), previously a 50:50 joint venture between Dow and ExxonMobil, became a wholly owned subsidiary of Dow as a result of ExxonMobil redeeming its entire equity interest in Univation in exchange for certain assets and liabilities of Univation. Prior to this transaction, the Company's share of Univation's results of operations was reported as "Equity in earnings of nonconsolidated affiliates" in the consolidated statements of income. Beginning in May 2015, Univation's results of operations are fully consolidated in the Company's consolidated statements of income. See Note 4 to the Consolidated Financial Statements for additional information.

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

Performance Plastics	Three Months Ended		Six Months Ended
In millions	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Sales	$4,694	$4,806	$8,859	$9,075
Price change from comparative period	(14)%	N/A	(14)%	N/A
Volume change from comparative period	12%	N/A	12%	N/A
Volume change, excluding acquisitions and divestitures	13%	N/A	13%	N/A
Equity earnings	$45	$101	$44	$124
EBITDA	$1,237	$1,503	$2,228	$2,488
Certain items impacting EBITDA	$(10)	$337	$(10)	$337
EBITDA excluding certain items	$1,247	$1,166	$2,238	$2,151

Performance Plastics sales in the second quarter of 2016 were $4,694 million, down 2 percent from $4,806 million in the second quarter of 2015 with price down 14 percent and volume up 12 percent. Price was down in all geographic areas and all businesses in response to lower feedstock, energy and other raw material costs and competitive pricing pressures. Double-digit price declines were reported in Hydrocarbons as prices for monomers and ethylene by-products are generally correlated to Brent crude oil prices, which declined by approximately 25 percent compared with the second quarter of 2015. Volume was up in all geographic areas and all businesses, except Dow Elastomers, which remained flat. Volume was impacted by recent acquisitions and divestitures, including the step acquisition of Univation and the split-off of the chlorine value chain. Excluding acquisitions and divestitures, volume increased 13 percent. Dow Packaging and Specialty Plastics volume increased across all geographic areas, except EMEAI, due to increased demand in the industrial and consumer packaging and health and hygiene market sectors. Volume in Dow Elastomers was flat compared to the second quarter of 2015 as growth in Asia Pacific and North America, due to higher demand in the consumer goods and footwear industries, offset volume declines in Latin America as well as in EMEAI, due to planned maintenance turnarounds. Dow Electrical and Telecommunications volume increased in all geographic areas, most notably in North America, in part due to improved operating rates, competitor supply disruptions and increased demand for products used in telecommunications and power applications. Volume increased in the Hydrocarbons and Energy businesses due to new supply agreements with Olin Corporation as a result of the split-off of the chlorine value chain in the fourth quarter of 2015.

EBITDA in the second quarter of 2016 was $1,237 million, down from $1,503 million in the second quarter of 2015. EBITDA for the second quarter of 2016 was negatively impacted by $10 million of restructuring charges. EBITDA for the second quarter of 2015 was positively impacted by a pretax gain of $349 million related to the step acquisition of Univation and negatively impacted by $12 million of restructuring charges, consisting of asset write-downs and write-offs. See Notes 3 and 4 to the Consolidated Financial Statements for additional information on these items. Excluding these certain items, EBITDA increased compared with the second quarter of 2015 as the impact of lower feedstock, energy and other raw material costs, higher sales volume, lower maintenance turnaround spending and lower operating costs more than offset the impact of lower selling prices, lower equity earnings from EQUATE and TKSC, and increased equity losses from Sadara related to start-up expenses.

Performance Plastics sales for the first six months of 2016 were $8,859 million, a decrease of 2 percent from $9,075 million in the first six months of 2015. Compared with the same period last year, price decreased 14 percent and volume increased 12 percent. Price declined in all geographic areas and all businesses as a result of lower feedstock, energy and other raw material costs and competitive pricing pressures. Volume was impacted by recent acquisitions and divestitures. Excluding the impact of acquisitions and divestitures, volume was up 13 percent with increases in all businesses and geographic areas.

EBITDA for the first six months of 2016 was $2,228 million, down from $2,488 million in the first six months of 2015. EBITDA for the first six months of 2016 and 2015 was impacted by certain items, as previously discussed. Excluding these certain items, EBITDA improved compared with the first six months of 2015 as the impact of lower feedstock, energy and other raw material costs, higher sales volume and lower maintenance turnaround spending more than offset the impact of lower selling prices, lower equity earnings from EQUATE and TKSC, and increased equity losses from Sadara related to start-up expenses.

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

Corporate	Three Months Ended		Six Months Ended
In millions	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Sales	$67	$59	$130	$136
Equity losses	$(3)	$(5)	$(10)	$(11)
EBITDA	$(504)	$(362)	$(648)	$(497)
Certain items impacting EBITDA	$(421)	$(304)	$(486)	$(330)
EBITDA excluding certain items	$(83)	$(58)	$(162)	$(167)

Sales for Corporate, which primarily relate to the Company's insurance operations, were $67 million in the second quarter of
2016, up from $59 million in the second quarter of 2015. For the first six months of 2016, sales were $130 million, down from
$136 million in the same period of 2015.

EBITDA in the second quarter of 2016 was a loss of $504 million, compared with a loss of $362 million in the second quarter of 2015. EBITDA in the second quarter of 2016 was negatively impacted by $314 million of restructuring charges and $107 million of costs associated with portfolio and productivity actions. EBITDA in the second quarter of 2015 was negatively impacted by $255 million of restructuring charges and $49 million of costs associated with portfolio and productivity actions. See Note 3 to the Consolidated Financial Statements for details on the Company's restructuring activities.

EBITDA for the first six months of 2016 was a loss of $648 million, compared with a loss of $497 million in the same period last year. EBITDA in the first six months of 2016 was negatively impacted by $314 million of restructuring charges and $172 million of costs associated with portfolio and productivity actions. EBITDA in the second quarter of 2015 was negatively impacted by $255 million of restructuring charges and $75 million of costs associated with portfolio and productivity actions.

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents of $7,309 million at June 30, 2016 and $8,577 million at December 31, 2015, of which $4,650 million at June 30, 2016 and $6,494 million at December 31, 2015 was held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. At June 30, 2016, management believed that sufficient liquidity was available in the United States. However, in the unusual event that additional foreign funds are needed in the United States, the Company has the ability to repatriate additional funds. The repatriation could result in an adjustment to the tax liability after considering available foreign tax credits and other tax attributes. It is not practicable to calculate the unrecognized deferred tax liability on undistributed foreign earnings.

In addition, the Company had restricted cash of $859 million at June 30, 2016 ($3 million at December 31, 2015), which is classified as “Other current assets” in the consolidated balance sheets. The restricted cash is primarily related to Dow’s proposed settlement of the urethanes class action lawsuit which must be held in escrow until the U.S. District Court for the District of Kansas issues final approval on the settlement. See Notes 10 and 11 to the Consolidated Financial Statements for additional information.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Six Months Ended
In millions	Jun 30, 2016	Jun 30, 2015
Cash provided by (used in):
Operating activities	$2,270	$2,664
Investing activities	(2,063)	(762)
Financing activities	(1,482)	(1,280)
Effect of exchange rate changes on cash	7	(52)
Summary
Increase (decrease) in cash and cash equivalents	$(1,268)	$570
Cash and cash equivalents at beginning of year	8,577	5,654
Cash and cash equivalents at end of period	$7,309	$6,224

Cash Flows from Operating Activities
In the first six months of 2016, cash provided by operating activities decreased compared with the same period last year, primarily due to an increase in cash used for working capital requirements and a $400 million payment related to the settlement of the urethane matters opt-out cases.

Net Working Capital In millions	Jun 30, 2016		Dec 31, 2015
Current assets (1)	$26,310		$23,941
Current liabilities (1)	12,881		11,115
Net working capital	$13,429		$12,826
Current ratio	2.04	:1	2.15	:1
Days-sales-outstanding-in-receivables	51		47
Days-sales-in-inventory	77		72
(1)    Presented in accordance with newly implemented ASU 2015-17. See Note 1 to the
Consolidated Financial Statements for further information.

Net working capital increased from December 31, 2015 to June 30, 2016, primarily due to the DCC Transaction as increases in "Accounts and notes receivable" and "Inventories" more than offset an increase in "Accounts payable" as well as an increase in "Accrued and other current liabilities" due to the urethane matters class action lawsuit settlement. Days-sales-outstanding-in-receivables increased 4 days in the first six months of 2016. Days-sales-in-inventory increased 5 days in the first six months of 2016, primarily due to inventory assumed from Dow Corning.

Cash Flows from Investing Activities
In the first six months of 2016, cash used in investing activities was $2,063 million, primarily due to capital expenditures, including U.S. Gulf Coast projects, a payment made into escrow for the proposed settlement of the urethanes class action lawsuit, and investments in and loans to nonconsolidated affiliates, primarily with Sadara, which was partially offset by net cash acquired in the DCC Transaction. In the first six months of 2015, cash used in investing activities was $762 million, primarily due to capital expenditures, including U.S. Gulf Coast projects, and investments in and loans to nonconsolidated affiliates, primarily with Sadara, which was partially offset by proceeds received on divestitures, including the divestiture of ANGUS Chemical Company and the global Sodium Borohydride business.

Capital spending was $1,817 million in the first six months of 2016, compared with $1,901 million in the first six months of 2015, reflecting decreased spending on projects related to the Company's U.S. Gulf Coast investments. The Company expects capital spending in 2016 to be approximately $4 billion.

During the first six months of 2016, the Company loaned an additional $569 million to Sadara and converted approximately $880 million of the loan balance into equity. The Company expects to loan approximately $1.2 billion to Sadara in 2016. All or a portion of the outstanding loans to Sadara could potentially be converted into equity in future periods.

Cash Flows from Financing Activities
In the first six months of 2016, cash used in financing activities increased compared with the same period last year, primarily due to higher payments on long-term debt and dividends paid to stockholders, reduced proceeds from issuance of long-term debt and decreased sales of common stock which was partially offset by decreased purchases of treasury stock.

Free Cash Flow
The Company's management believes that free cash flow, a non-GAAP financial measure, provides relevant and meaningful information to investors about the Company's ability to generate cash after investing in its assets base. Free cash flow represents the cash that remains available to fund obligations using the Company's primary source of incremental liquidity - cash provided by operating activities. This financial measure is not recognized in accordance with U.S. GAAP and should not be viewed as an alternative to U.S. GAAP financial measures of performance.

The following table provides a reconciliation of free cash flow to "Cash provided by operating activities" for the six-month periods ended June 30, 2016 and June 30, 2015:

Reconciliation of Free Cash Flow to "Cash Provided by Operating Activities" In millions	Six Months Ended
	Jun 30, 2016	Jun 30, 2015
Cash provided by operating activities	$2,270	$2,664
- Capital expenditures	1,817	1,901
Free Cash Flow	$453	$763

Liquidity & Financial Flexibility
The Company’s primary source of incremental liquidity is cash provided by operating activities. The generation of cash from operations and the Company's ability to access debt markets is expected to meet the Company’s cash requirements for working capital, capital expenditures, debt maturities, dividend payments, share repurchases, contributions to pension plans and other needs. In addition to cash provided by operating activities, the Company’s current liquidity sources also include U.S. and Euromarket commercial paper, committed credit facilities, and accounts receivable securitization facilities. Additional details on sources of liquidity are as follows:

Commercial Paper
Dow issues promissory notes under its U.S. and Euromarket commercial paper programs. The Company had no commercial paper outstanding at June 30, 2016 or December 31, 2015. The Company maintains access to the commercial paper market at competitive rates.

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

Short Term Borrowing Facility
As a result of the DCC Transaction, the Company has access to a short term borrowing facility securitized by receivables in the U.S., which expires in October 2016. The interest rate under this facility is based on LIBOR. At June 30, 2016, there were no outstanding amounts under this facility. The facility agreement does not permit the Company to transfer the receivables to any other institution and the Company is not permitted to repurchase the transferred receivables.

Committed Credit Facilities
In the event Dow has short-term liquidity needs and is unable to issue commercial paper for any reason, Dow has the ability to access liquidity through its committed and available credit facilities, as summarized below:

Committed and Available Credit Facilities at June 30, 2016
In millions	Effective Date	Committed Credit	Available Credit	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility ("Revolving Credit Facility")	March 2015	$5,000	$5,000	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2017	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	280	280	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	200	200	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	August 2016	Floating rate
Bilateral Revolving Credit Facility	May 2016	200	200	May 2018	Floating rate
DCC Term Loan Facility (1)	February 2016	4,500	—	May 2018	Floating rate
Total Committed and Available Credit Facilities		$10,680	$6,180

(1)	Drawn on May 31, 2016, by Dow Corning, a wholly owned subsidiary of the Company as of June 1, 2016.

In connection with the DCC Transaction, on May 31, 2016, Dow Corning incurred $4.5 billion of indebtedness under a certain third party credit agreement ("DCC Term Loan Facility") in order to fund the contribution of cash to Splitco. Subsequent to the DCC Transaction, the Company guaranteed the obligations of Dow Corning under the DCC Term Loan Facility and, as a result, the covenants and events of default applicable to the DCC Term Loan Facility are substantially similar to the covenants and events of default set forth in the Company's Revolving Credit Facility. Amounts borrowed under the DCC Term Loan Facility are repayable on May 30, 2017, subject to a 364-day extension option, at Dow Corning's election, upon the satisfaction of certain customary conditions precedent. Dow Corning intends to exercise the 364-day extension option on the DCC Term Loan Facility. See Note 4 for additional information on the DCC Transaction.

On July 20, 2016, the Company entered into an additional $200 million Bilateral Revolving Credit Facility agreement, which has a maturity date in July 2018, and provides for interest at floating rates, as defined in the agreement.

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

Shelf Registration - Japan
At June 30, 2016, the Company had Japanese yen 50 billion (approximately $487 million) of securities available for issuance under a shelf registration renewed with the Kanto Local Finance Bureau of the Ministry of Finance of Japan effective December 13, 2014, which will expire on December 12, 2016. The Company does not intend to renew this shelf registration when it expires in December.

Debt
As Dow continues to maintain its strong balance sheet and financial flexibility, management is focused on net debt, as Dow believes this is the best representation of the Company’s financial leverage at this point in time. As shown in the following table, net debt is equal to total gross debt minus "Cash and cash equivalents." At June 30, 2016, net debt as a percent of total capitalization increased to 31.7 percent. This increase was primarily due to an increase in gross debt as a result of debt assumed in the DCC Transaction.

Total Debt In millions	Jun 30, 2016	Dec 31, 2015
Notes payable	$235	$454
Long-term debt due within one year	259	541
Long-term debt	20,852	16,215
Gross debt	$21,346	$17,210
Cash and cash equivalents	$7,309	$8,577
Net debt	$14,037	$8,633
Gross debt as a percent of total capitalization	41.4%	39.7%
Net debt as a percent of total capitalization	31.7%	24.8%

Dow's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. The Company's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of the Company's consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement ("Revolving Credit Facility") equals or exceeds $500 million. The ratio of the Company's consolidated indebtedness to consolidated capitalization as defined in the Revolving Credit Facility was 0.40 to 1.00 at June 30, 2016. Management believes the Company was in compliance with all of its covenants and default provisions at June 30, 2016. For information on Dow's covenants and default provisions, see Note 17 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Dividends
On May 12, 2016, the Board of Directors declared a quarterly dividend of $0.46 per share, payable July 29, 2016, to stockholders of record on June 30, 2016. Since 1912, the Company has maintained or increased the amount of the quarterly dividend, adjusted for stock splits, with the exception of February 12, 2009. During this 104-year period, Dow has increased the amount of the quarterly dividend 52 times (approximately 13 percent of the time), reduced the dividend once and maintained the amount of the quarterly dividend approximately 87 percent of the time.

On May 12, 2016, the Board of Directors declared a quarterly dividend of $85 million to Cumulative Convertible Perpetual Preferred Stock, Series A shareholders of record on June 15, 2016, which was paid on July 1, 2016. Ongoing dividends related to Cumulative Convertible Perpetual Preferred Stock, Series A will accrue at the rate of $85 million per quarter, and are payable quarterly subject to Board of Directors’ approval.

Share Repurchase Program
On February 13, 2013, the Board of Directors approved a share buy-back program, authorizing up to $1.5 billion to be spent on the repurchase of the Company's common stock over a period of time. On January 29, 2014, the Board of Directors announced an expansion of the Company's share buy-back authorization, authorizing an additional amount not to exceed $3 billion to be spent on the repurchase of the Company's common stock over a period of time. On November 12, 2014, the Board of Directors announced a new $5 billion tranche to its share buy-back program. As a result of these actions, the total authorized amount of the share repurchase program is $9.5 billion. At June 30, 2016, approximately $2.3 billion of the share buy-back program authorization remained available for additional repurchases.

On December 11, 2015, the Company and DuPont announced that their boards of directors unanimously approved a definitive agreement under which the companies will combine in an all-stock merger of equals strategic combination. The combined company will be named DowDuPont. This transaction is expected to close in the second half of 2016, subject to customary closing conditions, including regulatory approvals. Dow expects that it will make purchases under the remaining $2.3 billion available under the share repurchase program in 2016. However, as a result of the planned merger of equals with DuPont, the Company determined that it would not repurchase shares until after the July 20, 2016, shareholder vote on the DowDuPont merger. Now that the shareholder vote has been completed, the Company is evaluating opportunities to enter the market and plans to make repurchases.

For additional information related to the share repurchase program, see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pension Plans
The Company has defined benefit pension plans in the United States and a number of other countries. In the second quarter of 2016, the Company completed the DCC Transaction and assumed the sponsorship of Dow Corning's qualified and non-qualified pension and other postretirement benefit plans. The Company's funding policy is to contribute to the plans when pension laws and/or economics either require or encourage funding. See Note 15 to the Consolidated Financial Statements and Note 18 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, for additional information concerning the Company's pension plans.

Restructuring
The activities related to the 2015 and 2016 restructuring programs are expected to result in additional cash expenditures of $397 million, primarily through June 30, 2018, related to severance costs and costs associated with exit and disposal activities, including environmental remediation (see Note 3 to the Consolidated Financial Statements). The Company expects to incur additional costs in the future related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations, and to ensure competitiveness across its businesses and geographic areas. Future costs are expected to include demolition costs related to closed facilities and restructuring plan implementation costs; these costs will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

Contractual Obligations
Information related to the Company’s contractual obligations, commercial commitments and expected cash requirements for interest at December 31, 2015 can be found in Notes 15, 17, 18, 19 and 23 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. With the exception of the items noted below, there have been no material changes in the Company’s contractual obligations since December 31, 2015.

The following table represents the Company's long-term debt obligations and expected cash requirements for interest at June 30, 2016, reflecting the debt assumed in the DCC Transaction. Additional information related to these obligations can be found in Notes 4 and 13 to the Consolidated Financial Statements.

Contractual Obligations at June 30, 2016	Payments Due by Year
In millions	2016	2017	2018	2019	2020	2021 and beyond	Total
Long-term debt – current and noncurrent (1)	$138	$655	$5,256	$2,388	$1,769	$11,296	$21,502
Expected cash requirements for interest (2)	499	989	909	775	677	7,147	10,996
Total	$637	$1,644	$6,165	$3,163	$2,446	$18,443	$32,498

(1)	Excludes unamortized debt discount and issuance costs of $391 million. Includes $144 million of capital lease obligations.

(2)	Cash requirements for interest was calculated using current interest rates at June 30, 2016, and includes approximately $5,220 million of various floating rate notes.

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

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. The Company had outstanding guarantees at June 30, 2016 of $5,802 million, down from $5,822 million at December 31, 2015. Additional information related to guarantees can be found in the “Guarantees” section of Note 11 to the Consolidated Financial Statements.

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

Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 10-K”) and in this Quarterly Report on Form 10-Q describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Dow’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2015 10-K. Since December 31, 2015, there have been no material changes in the Company’s critical accounting policies.

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

	2016	2015
Claims unresolved at January 1	18,778	26,116
Claims filed	4,220	3,510
Claims settled, dismissed or otherwise resolved	(3,926)	(4,286)
Claims unresolved at June 30	19,072	25,340
Claimants with claims against both UCC and Amchem	(6,947)	(8,246)
Individual claimants at June 30	12,125	17,094

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

The global nature of Dow’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global basis, the Company has assets, liabilities and cash flows in currencies other than the U.S. dollar. The primary objective of the Company’s foreign exchange risk management is to optimize the U.S. dollar value of net assets and cash flows, keeping the adverse impact of currency movements to a minimum. To achieve this objective, the Company hedges on a net exposure basis using foreign currency forward contracts, over-the-counter option contracts, cross-currency swaps, and nonderivative instruments in foreign currencies. Exposures primarily relate to assets, liabilities and bonds denominated in foreign currencies, as well as economic exposure, which is derived from the risk that currency fluctuations could affect the dollar value of future cash flows related to operating activities. The largest exposures are denominated in European currencies, the Japanese yen and the Chinese yuan, although exposures also exist in other currencies of Asia Pacific, Latin America, Middle East, Africa and India.

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

Dow uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Company is a variance/covariance model. This model uses a 97.5 percent confidence level and includes at least one year of historical data. The June 30, 2016, 2015 year-end and 2015 average daily VAR for the aggregate of all positions are shown below. These amounts are immaterial relative to the total equity of the Company.

Total Daily VAR by Exposure Type		2015
In millions	At Jun 30, 2016	Year-end	Average
Commodities	$22	$21	$20
Equities	$11	$15	$16
Foreign exchange	$1	$1	$2
Interest rate	$104	$96	$103
Composite	$138	$133	$141

The Company’s daily VAR for the aggregate of all positions increased from a composite VAR of $133 million at December 31, 2015, to a composite VAR of $138 million at June 30, 2016. An increase in the interest rate VAR is the primary driver of the higher composite VAR and is due to an increase in fixed income exposures. The composite VAR is also influenced by the increase in the commodities VAR, which is impacted by an increase in managed exposures, and a decrease in the equities VAR, resulting from a decrease in equity volatility. See Note 11 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, for further disclosure regarding market risk.

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

The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred during the second quarter of 2016. For a summary of the history and current status of this matter, see Note 11 to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

Environmental Matters
Dow Corning Corporation ("Dow Corning"), a wholly owned subsidiary of the Company, has received the following notifications from the Environmental Protection Agency (“EPA”), Region Five related to Dow Corning’s Midland manufacturing facility (the “Facility”): 1) a Notice of Violation and Finding of Violation (received in April 2012) which alleges a number of violations in connection with the detection, monitoring and control of certain organic hazardous air pollutants at the Facility and various recordkeeping and reporting violations under the Clean Air Act and 2) a Notice of Violation (received in May 2015) alleging a number of violations relating to the management of hazardous wastes at the Facility pursuant to the Resource Conservation and Recovery Act. While Dow Corning contests these allegations, resolution may result in a penalty in excess of $100,000. Discussions between the EPA and Dow Corning are ongoing.

Dow Benelux B.V. ("Dow Benelux"), a Netherlands-based wholly owned subsidiary of the Company, received a summons dated July 20, 2012, from the Public Prosecutor in The Netherlands to appear before the criminal section of the District Court in Breda, The Netherlands (which venue was subsequently changed to the District Court of Middelburg) (the "Court"). The allegations contained in the summons relate to seven process safety incidents and environmental spills that occurred between 2005 and 2008 at Dow Benelux's Terneuzen manufacturing facility. The Public Prosecutor alleged that each of the incidents constitutes a violation of certain Netherlands safety procedures and environmental regulations, notably Section 5 of the Major Accidents Decree 1999 and/or Section 18.18 of the Environmental Act. In addition, five of the incidents allegedly also constitute a violation of Section 173a of the Dutch Criminal Code. The trial in the first instance on this matter was held from January 14, 2014 through February 7, 2014. On March 24, 2014, the Court issued a guilty verdict and imposed a Euro 1.8 million fine against Dow Benelux. The Court's judgment is subject to an appeal with the Court of Appeal in Den Bosch ("Court of Appeal"), and Dow Benelux filed a notice of appeal. While pursuing appellate options, Dow Benelux and the Public Prosecutor reached a settlement that was subsequently confirmed by the Court of Appeal on June 22, 2016. Under the terms of the settlement, Dow Benelux has withdrawn the appeal and agreed to pay a fine of EUR 1.8 million. Dow Benelux now considered this matter closed and fully resolved.

Derivative Litigation
On March 6, 2013, Jeffrey Kaufman ("Kaufman"), purportedly in the name of and on behalf of the Company, commenced an action in the United States District Court for the District of Delaware (the "Court") against the Company and certain officers and directors of the Company (the "Defendants") alleging, among other things, that between 2007-2012, Defendants violated federal securities and state law surrounding equity awards and disclosures involving the 1988 Award and Option Plan and the 2012 Stock Incentive Plan ("2012 Plan") (collectively, the "Plans") with respect to the tax-deductible nature of certain awards under the Plans. The Company first moved to dismiss the complaint on May 14, 2013 and, in response to the subsequent filing by Kaufman of an amended complaint, the Company filed an amended motion to dismiss on August 30, 2013. On September 30, 2014, the Court entered an order in favor of the Defendants dismissing the complaint in its entirety. On November 18, 2014, the Court granted Plaintiff’s motion for reargument on one count, alleging that the 2012 proxy failed to include the approximate number of persons eligible to receive awards under the 2012 Plan. In June 2016, the matter was dismissed as moot upon a stipulation of the parties.

In April 2016, Stephen Levine ("Levine"), purportedly in the name of and on behalf of the Company, served the Company with a complaint filed in the United States District Court for the Eastern District of Michigan (the “Court”) against certain officers and directors of the Company (the “Defendants”) alleging, among other things, that Defendants breached certain fiduciary obligations with respect to the urethanes antitrust class action litigation and the underlying conduct alleged therein, and the use of corporate assets. Defendants and the Company moved to dismiss the complaint on July 13, 2016, arguing that Levine had not alleged sufficient facts to establish his ability to assert claims on the Company's behalf and that the allegations were not sufficient to state a legal claim. Final briefing and oral arguments on the motion to dismiss are anticipated to occur in the second half of 2016.

ITEM 1A.  RISK FACTORS
The following risk factor was updated in the second quarter of 2016:

Litigation: The Company is party to a number of claims and lawsuits arising out of the normal course of business with respect to commercial matters including product liability, governmental regulation and other actions.
Certain of the claims and lawsuits facing the Company purport to be class actions and seek damages in very large amounts. All such claims are contested. With the exception of the possible effect of the asbestos-related liability of Union Carbide Corporation (“Union Carbide”), the Chapter 11 related matters of Dow Corning Corporation ("Dow Corning") and certain urethane matters described below, it is the opinion of the Company's management that the possibility is remote that the aggregate of all such claims and lawsuits will have a material adverse impact on the Company's consolidated financial statements.

Union Carbide is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past four decades. At June 30, 2016, Union Carbide's asbestos-related liability for pending and future claims was $407 million ($437 million at December 31, 2015) and its receivable for insurance recoveries related to the asbestos liability was zero ($10 million at December 31, 2015). At June 30, 2016, Union Carbide also had receivables of $44 million ($51 million at December 31, 2015) for insurance recoveries for defense and resolution costs. It is the opinion of the Company's management that it is reasonably possible that the cost of Union Carbide disposing of its asbestos-related claims, including future defense costs, could have a material impact on the Company's results of operations and cash flows for a particular period and on the consolidated financial position of the Company.

Dow Corning, a former 50:50 joint venture, voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code in order to resolve breast implant liabilities and related matters ("Chapter 11 Proceeding"). Dow Corning emerged from the Chapter 11 Proceeding on June 1, 2004, and is implementing the Joint Plan of Reorganization (the "Plan"). The Plan provides funding for the resolution of breast implant and other product liability litigation covered by the Chapter 11 Proceeding and provides a process for the satisfaction of commercial creditor claims in the Chapter 11 Proceeding. At June 30, 2016, Dow Corning's liability for breast implant and other product liability claims was $290 million and the liability related to commercial creditor claims was $105 million. It is the opinion of the Company's management that it is reasonably possible that the cost of Dow Corning disposing of its Chapter 11 liabilities could have a material impact on the Company's results of operations and cash flows for a particular period and on the consolidated financial position of the Company.

The Company is and has been involved in a number of matters alleging a conspiracy to fix the price of various urethane chemical products (“Urethane Matters”). The Urethane Matters included a class action lawsuit (“Class Action Lawsuit”) which when to trial in the U.S. District Court for the District of Kansas (“District Court”). On February 20, 2013, the jury returned a damages verdict against the Company in the Class Action Lawsuit in the amount of $400 million, which was ultimately trebled resulting in a judgment of $1.06 billion. The Company subsequently appealed this judgment to the U.S. Tenth Circuit Court of Appeals (“Court of Appeals”) which issued an opinion confirming the District Court’s judgment. The Company filed a petition for Rehearing or Rehearing En Banc which was denied by the Court of Appeals. The Company then filed a petition for “writ of certiorari” (“Writ Petition”) with the U.S. Supreme Court ("Supreme Court"). On February 26, 2016, the Company announced a proposed settlement for the Class Action Lawsuit under which Dow would pay the plaintiff class $835 million, which includes damages, class attorney fees and post-judgment interest. The agreement is conditioned upon the Supreme Court holding Dow's Writ Petition in abeyance and subsequent approval of the class settlement by the District Court. The proposed settlement will resolve the $1.06 billion judgment and any subsequent claim for attorneys' fees, costs and post-judgment interest against Dow. As a result, in the first quarter of 2016, the Company recorded a loss of $835 million. On March 7, 2016, the Supreme Court approved the joint motion to hold Dow’s Writ Petition in abeyance. On April 27, 2016, the District Court provided preliminary approval of the settlement. On May 11, 2016, the Company moved the $835 million settlement amount into an escrow account (per the terms of the Settlement Agreement) where it will remain until the District Court issues final approval of the settlement, which is expected to occur in the second half of 2016. The Company continues to believe that it was not part of any conspiracy and the judgment was fundamentally flawed as a matter of class action law.

The Urethane Matters also included a series of "opt-out" cases which were filed by a number of large volume purchasers who elected not to be class members. These opt-out cases are substantively identical to the Class Action Lawsuit. A consolidated jury trial of the opt-out cases began on March 8, 2016. On April 5, 2016, the Company entered into a binding settlement for the opt-out cases under which Dow would pay the plaintiffs $400 million, inclusive of damages and attorney fees. Payment of this settlement occurred on May 4, 2016. The Company continues to deny allegations of price fixing and maintains that it was not part of any conspiracy.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended June 30, 2016:

Issuer Purchases of Equity Securities		Average price paid per share	Total number of shares purchased as part of the Company's publicly announced share repurchase program (1)	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program (1) (In Millions)
Period	Total number of shares purchased
April 2016	—	$—	—	$2,312
May 2016	—	$—	—	$2,312
June 2016	—	$—	—	$2,312
Second quarter 2016	—	$—	—	$2,312

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

On December 11, 2015, the Company and E. I. du Pont de Nemours and Company ("DuPont") announced that their boards of directors unanimously approved a definitive agreement under which the companies will combine in an all-stock merger of equals strategic combination. The combined company will be named DowDuPont. This transaction is expected to close in the second half of 2016, subject to customary closing conditions, including regulatory approvals. Dow expects that it will make purchases under the remaining $2.3 billion available under the share repurchase program in 2016. However, as a result of the planned merger of equals with DuPont, the Company determined that it would not repurchase shares until after the July 20, 2016, shareholder vote on the DowDuPont merger. Now that the shareholder vote has been completed, the Company is evaluating opportunities to enter the market and plans to make repurchases.

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

The Dow Chemical Company and Subsidiaries Trademark Listing

®™ DOW and SAFECHEM are trademarks of The Dow Chemical Company ("Dow") or an affiliated company of Dow.

®™ ENLIST, ENLIST DUO and ENLIST E3 are trademarks of Dow AgroSciences LLC. ENLIST E3 soybeans are jointly developed by Dow AgroSciences and MS Technologies.

®™ TPSiV is a trademark of Dow Corning Corporation.

The Dow Chemical Company and Subsidiaries Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOW CHEMICAL COMPANY
Registrant
Date: July 28, 2016

/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Controller and Vice President
of Controllers and Tax

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