Form 10-Q
period 2016-09-30
DOW CHEMICAL CO /DE/
filed 2016-10-27
CIK 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2016

or

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☑ No

Outstanding at
Class	September 30, 2016
Common Stock, par value $2.50 per share	1,121,380,831 shares

The Dow Chemical Company
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2016

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions, except per share amounts (Unaudited)	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Net Sales	$12,483	$12,036	$35,138	$37,316
Cost of sales	9,841	9,349	27,067	29,030
Research and development expenses	399	382	1,159	1,194
Selling, general and administrative expenses	864	689	2,393	2,214
Amortization of intangibles	162	105	387	316
Restructuring charges	—	—	452	375
Equity in earnings of nonconsolidated affiliates	70	135	191	575
Sundry income (expense) - net	(4)	632	1,305	1,680
Interest income	26	18	64	46
Interest expense and amortization of debt discount	220	233	629	706
Income Before Income Taxes	1,089	2,063	4,611	5,782
Provision for income taxes	271	627	291	1,630
Net Income	818	1,436	4,320	4,152
Net income attributable to noncontrolling interests	14	61	54	79
Net Income Attributable to The Dow Chemical Company	804	1,375	4,266	4,073
Preferred stock dividends	85	85	255	255
Net Income Available for The Dow Chemical Company Common Stockholders	$719	$1,290	$4,011	$3,818

Per Common Share Data:
Earnings per common share - basic	$0.64	$1.12	$3.60	$3.33
Earnings per common share - diluted	$0.63	$1.09	$3.48	$3.24

Dividends declared per share of common stock	$0.46	$0.42	$1.38	$1.26
Weighted-average common shares outstanding - basic	1,112.4	1,141.3	1,108.8	1,138.4
Weighted-average common shares outstanding - diluted	1,127.4	1,250.6	1,220.4	1,248.9

Depreciation	$573	$494	$1,540	$1,463
Capital Expenditures	$1,060	$916	$2,877	$2,817
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Net Income	$818	$1,436	$4,320	$4,152
Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on investments	8	(54)	42	(55)
Cumulative translation adjustments	83	(135)	325	(755)
Pension and other postretirement benefit plans	93	122	640	370
Derivative instruments	(20)	(108)	(21)	(128)
Other comprehensive income (loss)	164	(175)	986	(568)
Comprehensive Income	982	1,261	5,306	3,584
Comprehensive income attributable to noncontrolling interests, net of tax	35	39	103	48
Comprehensive Income Attributable to The Dow Chemical Company	$947	$1,222	$5,203	$3,536
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Sep 30, 2016	Dec 31, 2015
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2016: $135; 2015: $158)	$7,032	$8,577
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2016: $114; 2015: $94)	4,746	4,078
Other	4,362	3,768
Inventories	8,013	6,871
Other current assets	625	647
Total current assets	24,778	23,941
Investments
Investment in nonconsolidated affiliates	3,566	3,958
Other investments (investments carried at fair value - 2016: $2,011; 2015: $1,866)	2,995	2,923
Noncurrent receivables	991	765
Total investments	7,552	7,646
Property
Property	57,499	50,802
Less accumulated depreciation	34,188	32,948
Net property (variable interest entities restricted - 2016: $1,026; 2015: $1,717)	23,311	17,854
Other Assets
Goodwill	15,491	12,154
Other intangible assets (net of accumulated amortization - 2016: $4,195; 2015: $3,770)	6,326	3,617
Deferred income tax assets	2,483	2,140
Asbestos-related insurance receivables - noncurrent	36	51
Deferred charges and other assets	647	535
Total other assets	24,983	18,497
Total Assets	$80,624	$67,938
Liabilities and Equity
Current Liabilities
Notes payable	$236	$454
Long-term debt due within one year	633	541
Accounts payable:
Trade	4,674	3,577
Other	2,503	2,287
Income taxes payable	480	452
Dividends payable	595	592
Accrued and other current liabilities	3,534	3,212
Total current liabilities	12,655	11,115
Long-Term Debt (variable interest entities nonrecourse - 2016: $395; 2015: $487)	20,423	16,215
Other Noncurrent Liabilities
Deferred income tax liabilities	1,027	587
Pension and other postretirement benefits - noncurrent	9,839	9,119
Asbestos-related liabilities - noncurrent	348	387
Other noncurrent obligations	5,983	4,332
Total other noncurrent liabilities	17,197	14,425
Stockholders’ Equity
Preferred stock, series A	4,000	4,000
Common stock	3,107	3,107
Additional paid-in capital	4,916	4,936
Retained earnings	30,884	28,425
Accumulated other comprehensive loss	(7,681)	(8,667)
Unearned ESOP shares	(226)	(272)
Treasury stock at cost	(5,965)	(6,155)
The Dow Chemical Company’s stockholders’ equity	29,035	25,374
Non-redeemable noncontrolling interests	1,314	809
Total equity	30,349	26,183
Total Liabilities and Equity	$80,624	$67,938
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
In millions (Unaudited)	Sep 30, 2016	Sep 30, 2015
Operating Activities
Net Income	$4,320	$4,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,067	1,921
Credit for deferred income tax	(990)	(131)
Earnings of nonconsolidated affiliates less than dividends received	341	188
Pension contributions	(567)	(788)
Net gain on sales of investments	(97)	(33)
Net gain on sales of property, businesses and consolidated companies	(82)	(1,421)
Net gain on sale of ownership interests in nonconsolidated affiliates	—	(27)
Net gain on step acquisition of nonconsolidated affiliates	(2,445)	(361)
Restructuring charges	452	375
Excess tax benefits from share-based payment arrangements	(39)	(22)
Other net loss	97	44
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(1,435)	(163)
Proceeds from interests in trade accounts receivable conduits	882	865
Inventories	(39)	188
Accounts payable	695	(707)
Other assets and liabilities	455	1,095
Cash provided by operating activities	3,615	5,175
Investing Activities
Capital expenditures	(2,877)	(2,817)
Investment in gas field developments	(81)	—
Construction of assets pending sale / leaseback	(12)	—
Proceeds from sale / leaseback of assets	32	—
Payment into escrow account	(835)	—
Distribution from escrow account	835	—
Proceeds from sales of property, businesses and consolidated companies, net of cash divested	217	2,179
Acquisitions of property, businesses and consolidated companies, net of cash acquired	(187)	(62)
Purchases of previously leased assets	—	(40)
Cash acquired in step acquisition of nonconsolidated affiliate	1,050	—
Investments in and loans to nonconsolidated affiliates	(831)	(610)
Distributions and loan repayments from nonconsolidated affiliates	10	13
Proceeds from sale of ownership interests in nonconsolidated affiliates	—	33
Purchases of investments	(426)	(273)
Proceeds from sales and maturities of investments	607	337
Cash used in investing activities	(2,498)	(1,240)
Financing Activities
Changes in short-term notes payable	(69)	(69)
Proceeds from issuance of long-term debt	32	333
Payments on long-term debt	(523)	(175)
Purchases of treasury stock	(416)	(500)
Proceeds from sales of common stock	320	313
Transaction financing, debt issuance and other costs	(2)	(5)
Excess tax benefits from share-based payment arrangements	39	22
Contributions from noncontrolling interests	—	17
Distributions to noncontrolling interests	(85)	(46)
Purchases of noncontrolling interests	(202)	(42)
Dividends paid to stockholders	(1,782)	(1,689)
Cash used in financing activities	(2,688)	(1,841)
Effect of Exchange Rate Changes on Cash	26	(125)
Summary
Increase (decrease) in cash and cash equivalents	(1,545)	1,969
Cash and cash equivalents at beginning of period	8,577	5,654
Cash and cash equivalents at end of period	$7,032	$7,623
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Nine Months Ended
In millions, except per share amounts (Unaudited)	Sep 30, 2016	Sep 30, 2015
Preferred Stock
Balance at beginning of year and end of period	$4,000	$4,000
Common Stock
Balance at beginning of year and end of period	3,107	3,107
Additional Paid-in Capital
Balance at beginning of year	4,936	4,846
Common stock issued / sold	320	313
Stock-based compensation and allocation of ESOP shares	(340)	(277)
Other	—	18
Balance at end of period	4,916	4,900
Retained Earnings
Balance at beginning of year	28,425	23,045
Net income available for The Dow Chemical Company common stockholders	4,011	3,818
Dividends declared on common stock (per share - 2016: $1.38; 2015: $1.26)	(1,531)	(1,436)
Dividend equivalents on participating securities	(21)	(16)
Balance at end of period	30,884	25,411
Accumulated Other Comprehensive Loss
Balance at beginning of year	(8,667)	(8,017)
Other comprehensive income (loss)	986	(568)
Balance at end of period	(7,681)	(8,585)
Unearned ESOP Shares
Balance at beginning of year	(272)	(325)
Shares allocated to ESOP participants	46	47
Balance at end of period	(226)	(278)
Treasury Stock
Balance at beginning of year	(6,155)	(4,233)
Purchases	(416)	(500)
Issuances - compensation plans	606	511
Balance at end of period	(5,965)	(4,222)
The Dow Chemical Company’s Stockholders’ Equity	29,035	24,333
Non-redeemable Noncontrolling Interests	1,314	833
Total Equity	$30,349	$25,166
See Notes to the Consolidated Financial Statements.

(Unaudited)	The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 1. Financial Statements Notes to the Consolidated Financial Statements

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

Adoption of Accounting Standards Update ("ASU") 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes"
In the first quarter of 2016, the Company early adopted ASU 2015-17. The Company elected to apply the new guidance on a retrospective basis and, as a result, changes have been made to the presentation of deferred income tax assets and liabilities in the consolidated balance sheets at December 31, 2015. See Note 2 for additional information. In addition, a change was made to the prior year consolidated balance sheets to reclassify prepaid tax assets of $293 million to "Other current assets." A summary of the changes made to the consolidated balance sheets at December 31, 2015, is included in the following table:

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

Accounting Guidance Issued But Not Adopted as of September 30, 2016
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which was issued in August 2015, revised the effective date for this ASU to annual and interim periods beginning on or after

December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09. The Company is currently evaluating the impact of adopting this guidance.

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

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out ("LIFO"). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which addresses diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows with respect to eight specific cash flow issues. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The amendments should be applied using a retrospective transition method to each period presented, if practicable. Early adoption is permitted, including adoption in an interim period, and any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. All amendments must be adopted in the same period. The Company is currently evaluating the impact of adopting this guidance.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the beginning period of adoption. Early adoption is permitted in the first interim period of an annual reporting period for which financial statements have not been issued. The Company is currently evaluating the impact of adopting this guidance.

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

Details regarding the components of the 2Q16 restructuring charge are discussed below:

Severance Costs
The restructuring charge includes severance of $268 million for the separation of approximately 2,500 employees under the terms of the Company's ongoing benefit arrangements, primarily by June 30, 2018. These costs were charged against Corporate. In the third quarter of 2016, severance of $24 million was paid, leaving a liability of $244 million for approximately 2,200 employees at September 30, 2016.

Impairment of Long-Lived Assets and Other Assets
The restructuring charges related to the write-down and write-off of assets in the second quarter of 2016 total $153 million. Details regarding the write-downs and write-offs are as follows:

•
The Company recorded a charge of $70 million for asset write-downs and write-offs including the shutdown of an Energy & Water Solutions solar manufacturing facility in Midland, Michigan; the write-down of a solar facility in Milpitas, California; and, the write-off of capital projects and in-process research and development. The charge was reflected in the Infrastructure Solutions operating segment. The Midland facility was shut down in the third quarter of 2016.

•
To enhance competitiveness and streamline costs associated with the ownership restructure of Dow Corning, silicones manufacturing facilities in Yamakita, Japan, and Greensboro, North Carolina, will be shut down. In addition, an idled facility was shut down in the second quarter of 2016. As a result, the Company recorded a charge of $25 million, reflected in Consumer Solutions ($21 million) and Infrastructure Solutions ($4 million).

•
The closure and/or consolidation of certain corporate facilities and data centers. Write-downs of $25 million were charged against Corporate. These facilities will be shut down no later than the end of the second quarter of 2018.

•
A decision was made to shut down a small manufacturing facility and to write-down other non-manufacturing assets, including a cost method investment and aircraft. Write-downs of $33 million were recorded, impacting Consumer Solutions ($2 million), Performance Plastics ($10 million) and Corporate ($21 million). The manufacturing facility was shut down in the second quarter of 2016.

Costs Associated with Exit and Disposal Activities
The restructuring charges for costs associated with exit and disposal activities, including contract cancellation penalties, environmental remediation and warranty liabilities, totaled $28 million in the second quarter of 2016, impacting Consumer Solutions ($5 million) and Infrastructure Solutions ($23 million).

The following table summarizes the activities related to the Company's 2016 restructuring reserve, which is included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets:

2016 Restructuring Activities	Severance Costs	Impairment of Long-Lived Assets and Other Assets	Costs Associated with Exit and Disposal Activities	Total
In millions
Restructuring charges recognized in the second quarter of 2016	$268	$153	$28	$449
Charges against the reserve	—	(153)	—	(153)
Reserve balance at June 30, 2016	$268	$—	$28	$296
Cash payments	(24)	—	(1)	(25)
Reserve balance at September 30, 2016	$244	$—	$27	$271

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

Severance Costs
The restructuring charges recorded in the second quarter of 2015 included severance of $196 million for the separation of approximately 1,750 employees under the terms of the Company's ongoing benefit arrangements. In the fourth quarter of 2015, the Company recorded an additional charge of $39 million related to the separation of approximately 500 additional employees, primarily by March 31, 2017. These costs were charged against Corporate. At December 31, 2015, severance of $92 million was paid, leaving a liability of $143 million for approximately 1,250 employees. In the first nine months of 2016, severance of $79 million was paid, leaving a liability of $64 million for approximately 440 employees at September 30, 2016.

Adjustments to the 2015 Restructuring Charge
In the first quarter of 2016, the Company recorded a favorable adjustment to the 2015 restructuring charge related to the impairment of long-lived assets of $2 million, included in "Restructuring charges" in the consolidated statements of income and reflected in the Infrastructure Solutions segment.

In the second quarter of 2016, the Company recorded an unfavorable adjustment to the 2015 restructuring charge related to additional accruals for exit and disposal activities of $5 million, included in "Restructuring charges" in the consolidated statements of income and reflected in Agricultural Sciences ($4 million) and Consumer Solutions ($1 million).

During the third quarter of 2016, the Company recorded an unfavorable adjustment to the 2015 restructuring charge related to additional accruals for exit and disposal activities of $1 million, reflected in Agricultural Sciences, offset by a favorable adjustment of $1 million for the impairment of long-lived assets, reflected in Infrastructure Solutions.

The following table summarizes the activities related to the Company's 2015 restructuring reserve, which is included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets:

2015 Restructuring Activities		Costs Associated with Exit and Disposal Activities
In millions	Severance Costs		Total
Reserve balance at Dec 31, 2015	$143	$10	$153
Cash payments	(30)	(1)	(31)
Reserve balance at Mar 31, 2016	$113	$9	$122
Adjustments to the reserve	—	5	5
Cash payments	(25)	(1)	(26)
Reserve balance at June 30, 2016	$88	$13	$101
Adjustments to the reserve	—	1	1
Cash payments	(24)	(5)	(29)
Reserve balance at September 30, 2016	$64	$9	$73

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

NOTE 4 – ACQUISITIONS AND DIVESTITURES
Ownership Restructure of Dow Corning Corporation
On June 1, 2016, the Company announced the closing of the transaction with Corning Incorporated ("Corning"), Dow Corning and HS Upstate Inc., (“Splitco”), pursuant to which Corning exchanged with Dow Corning its 50 percent equity interest in Dow Corning for 100 percent of the stock of Splitco which held Corning's historical proportional interest in the Hemlock Semiconductor Group ("HSC Group") and approximately $4.8 billion in cash (the “DCC Transaction”). As a result of the DCC Transaction, Dow Corning, previously a 50:50 joint venture between Dow and Corning, became a wholly owned subsidiary of Dow. In connection with the DCC Transaction, on May 31, 2016, Dow Corning incurred $4.5 billion of indebtedness in order to fund the contribution of cash to Splitco. See Notes 6, 7, 13 and 14 for additional information.

At June 1, 2016, the Company's equity interest in Dow Corning, excluding the HSC Group, was $1,968 million and previously classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets. This equity interest was remeasured to fair value. As a result, the Company recognized a non-taxable gain of $2,445 million in the second quarter of 2016, net of closing costs and other comprehensive loss related to the Company's interest in Dow Corning. The gain was included in "Sundry income (expense) - net" and reflected in the Consumer Solutions ($1,301 million) and Infrastructure Solutions ($1,144 million) segments. The Company recognized a tax benefit of $141 million on the DCC Transaction in the second quarter of 2016, primarily due to the reassessment of a previously recognized deferred tax liability related to the basis difference in the Company’s investment in Dow Corning.

The Company utilized an income approach with a discounted cash flow model to determine the enterprise fair value of Dow Corning. The valuation process resulted in an enterprise fair value of $9,636 million. The following table summarizes the preliminary fair values of Dow Corning's remaining assets and liabilities, excluding the HSC Group, on June 1, 2016, which are now fully consolidated by Dow. The valuation process is not complete at September 30, 2016. Final determination of the fair values may result in further adjustments to the values presented in the following table.

Assets Acquired and Liabilities Assumed on June 1, 2016
In millions
Fair Value of Previously Held Equity Investment, excluding the HSC Group	$4,818
Fair Value of Assets Acquired
Cash and cash equivalents	$1,050
Accounts and notes receivable - Trade	647
Accounts and notes receivable - Other	223
Inventories	1,147
Other current assets	51
Investment in nonconsolidated affiliates	110
Noncurrent receivables	112
Net property	4,010
Other intangible assets (1)	2,987
Deferred income tax assets	996
Other assets	98
Total Assets Acquired	$11,431
Fair Value of Liabilities Assumed
Accounts payable - Trade	$372
Income taxes payable	261
Accrued and other current liabilities	406
Other current liabilities	92
Long-Term Debt	4,672
Deferred income tax liabilities	1,863
Pension and other postretirement benefits - noncurrent (2)	1,241
Other noncurrent obligations	438
Total Liabilities Assumed	$9,345
Non-redeemable noncontrolling interests	$473
Goodwill	$3,205

(1)
Includes $30 million of trademarks, $1,200 million of licenses and intellectual property, $2 million of software and $1,755 million of customer-related intangibles. See Note 6 for additional information.

(2)	Includes pension and other postretirement benefits as well as long-term disability obligations.

The DCC Transaction resulted in the recognition of $3,205 million of goodwill which is not deductible for tax purposes. Goodwill largely consists of expected synergies resulting from the DCC Transaction. Cost synergies will be achieved through a combination of workforce consolidations and savings from actions such as harmonizing energy contracts at large sites, optimizing warehouse and logistics footprints, implementing materials and maintenance best practices, combining information technology service structures and leveraging existing research and development knowledge management systems. See Note 6 for additional information on goodwill, including the allocation by segment.

The fair value of "Accounts and notes receivables - Trade" acquired was $647 million, with gross contractual amounts receivable of $654 million. The fair value step-up in "Inventories" acquired was an increase of $317 million, which was expensed to "Cost of sales" over a three-month period beginning on June 1, 2016, and is reflected in the Consumer Solutions

($147 million) and Infrastructure Solutions ($170 million) segments. Liabilities assumed from Dow Corning on June 1, 2016 included certain contingent liabilities relating to breast implant and other product liability claims valued at $290 million, included in "Other noncurrent obligations" and commercial creditor issues valued at $105 million, included in “Accrued and other current liabilities” in the consolidated balance sheets. See Note 11 for additional information on contingent liabilities. Gross operating loss carryforwards of $568 million were assumed from Dow Corning on June 1, 2016. The operating loss carryforwards expire either in years beyond 2020 or have an indefinite carryforward period.

The following table summarizes the major classes of assets and liabilities underlying the deferred tax assets and liabilities resulting from DCC Transaction:

Deferred Tax Balances at June 1, 2016	Deferred Tax	Deferred Tax
In millions	Assets	Liabilities
Property	$161	$767
Tax loss and credit carryforwards	227	—
Postretirement benefit obligations	474	—
Other accruals and reserves	63	47
Intangibles	11	1,008
Inventory	2	33
Long-term debt	49	—
Investments	23	8
Subtotal	$1,010	$1,863
Valuation allowances	(14)	—
Total Deferred Tax Balances	$996	$1,863

The Company evaluated the disclosure requirements under Accounting Standards Codification ("ASC") 805 "Business Combinations" and determined the DCC Transaction was not a material business combination for purposes of disclosing the revenue and earnings of Dow Corning since the date of the ownership restructure as well as supplemental pro forma information.

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

Divestiture of the AgroFresh Business
On July 31, 2015, the Company sold its AgroFresh business, part of the Agricultural Sciences segment, to Boulevard Acquisition Corp., which was subsequently renamed AgroFresh Solutions, Inc. (“AFSI”). The divestiture included trade receivables, inventory, property, customer lists, trademarks and certain intellectual property. The sale was completed for $859 million, net of working capital adjustments, costs to sell and other transaction expenses, with proceeds subject to customary post-closing adjustments. The proceeds included a $635 million cash payment; 17.5 million common shares of AFSI, which represents a 35 percent equity interest, valued at $210 million based on the closing stock price on July 31, 2015, and included in “Investment in nonconsolidated affiliates” in the consolidated balance sheets; and, a receivable for six million warrants to purchase common shares of AFSI, which was valued at $14 million at the time of close and classified as “Accounts and notes receivable - Other” in the consolidated balance sheets. At September 30, 2016, the Company has yet to receive the warrants. The Company is also eligible to receive contingent consideration of $50 million, subject to certain performance conditions. In addition, the Company has an ongoing tax receivable agreement with AFSI, where AFSI is obligated to share with Dow tax savings associated with the purchase of the AgroFresh business. The Company did not recognize the contingent consideration or tax receivable agreement as proceeds. See Note 14 for further information on the Company’s equity interest, receivable for the warrants and variable interests in AFSI.

In the third quarter of 2015, the Company recognized a pretax gain of $624 million on the sale, of which $128 million related to the Company's retained equity interest in AFSI. The pretax gain was included in "Sundry income (expense) - net" and reflected in the Agricultural Sciences segment.

The Company evaluated the divestitures of SBH, ANGUS and AgroFresh and determined they did not represent a strategic shift that had a major effect on the Company's operations and financial results and did not qualify as individually significant components of the Company. As a result, these divestitures were not reported as discontinued operations.

Reverse Morris Trust Transaction
A summary of the Reverse Morris Trust transaction can be found in Note 6 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

On October 5, 2015, the Company completed the split-off of its U.S. Gulf Coast Chlor-Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses ("chlorine value chain"). The Company has not reported the historical results of the chlorine value chain as discontinued operations in Dow's financial statements, as the divestiture of the chlorine value chain did not represent a strategic shift that had a major effect on the Company's operations and financial results. However, the chlorine value chain was considered an individually significant component of the Company. Select income statement information is presented in the following table for the three- and nine-month periods ended September 30, 2015.

Dow Chlorine Value Chain Income Statement Information	Three Months Ended	Nine Months Ended
In millions	Sep 30, 2015	Sep 30, 2015
Income Before Income Taxes (1)	$63	$139
Loss before income taxes attributable to noncontrolling interests	6	11
Income Before Income Taxes attributable to The Dow Chemical Company (1)	$69	$150
(1)    Excludes transaction costs associated with the separation of the chlorine value chain, which are reported below.

In the second quarter of 2016, the Company recognized a pretax gain of $6 million for post-closing adjustments, included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in the Performance Materials & Chemicals segment.

In the third quarter of 2015, the Company incurred pretax charges of $35 million ($104 million in the first nine months of 2015) for nonrecurring transaction costs associated with the separation of the chlorine value chain, consisting primarily of financial and professional advisory fees, legal fees and information systems infrastructure costs. These charges, which are part of costs associated with transactions and productivity actions, were included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in Corporate.

NOTE 5 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories In millions	Sep 30, 2016	Dec 31, 2015
Finished goods	$4,494	$3,879
Work in process	1,755	1,502
Raw materials	939	730
Supplies	841	768
Total FIFO inventories	$8,029	$6,879
Adjustment of inventories to a LIFO basis	(16)	(8)
Total inventories	$8,013	$6,871

Total inventories increased $1,142 million from December 31, 2015, primarily due to the DCC Transaction. See Note 4 for additional information.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the carrying amount of goodwill by operating segment:

Goodwill	Agricultural Sciences	Consumer Solutions	Infrastructure Solutions	Performance Materials & Chemicals	Performance Plastics	Total
In millions
Net goodwill at Dec 31, 2015	$1,472	$4,374	$4,382	$391	$1,535	$12,154
Acquisition of an aniline plant	—	—	—	37	—	37
Sale of a product line	—	—	—	—	(5)	(5)
Goodwill related to the DCC Transaction (1)	—	1,699	1,506	—	—	3,205
Foreign currency impact	—	44	49	2	5	100
Net goodwill at Sep 30, 2016	$1,472	$6,117	$5,937	$430	$1,535	$15,491

(1)	Final determination of the goodwill value assigned may result in adjustments to the preliminary value recorded.

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	At September 30, 2016			At December 31, 2015
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$3,152	$(1,218)	$1,934	$1,943	$(1,087)	$856
Patents	108	(98)	10	119	(108)	11
Software	1,324	(684)	640	1,253	(628)	625
Trademarks	697	(488)	209	666	(441)	225
Customer-related	5,011	(1,563)	3,448	3,164	(1,366)	1,798
Other	163	(144)	19	165	(140)	25
Total other intangible assets, finite lives	$10,455	$(4,195)	$6,260	$7,310	$(3,770)	$3,540
IPR&D (1), indefinite lives	66	—	66	77	—	77
Total other intangible assets	$10,521	$(4,195)	$6,326	$7,387	$(3,770)	$3,617

(1)	In-process research and development (“IPR&D”) purchased in a business combination.

In the second quarter of 2016, the Company wrote-off $11 million of IPR&D as part of the 2016 restructuring charge. See Note 3 for additional information.

Intangible assets included as part of the DCC Transaction are presented in the table below. See Note 4 for additional information on this transaction.

Dow Corning Intangible Assets	Gross Carrying Amount	Weighted-average Amortization Period
In millions
Intangible assets with finite lives:
Licenses and intellectual property	$1,200	9 years
Software	2	5 years
Trademarks	30	3 years
Customer-related	1,755	19 years
Total	$2,987	15 years

The following table provides information regarding amortization expense related to intangible assets:

Amortization Expense	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Other intangible assets, excluding software	$162	$105	$387	$316
Software, included in “Cost of sales”	$18	$19	$55	$54

Total estimated amortization expense for 2016 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2016	$626
2017	$727
2018	$704
2019	$629
2020	$592
2021	$559

NOTE 7 – NONCONSOLIDATED AFFILIATES
As a result of the DCC Transaction, Dow Corning, previously a 50:50 joint venture between Dow and Corning, became a wholly owned subsidiary of Dow as of June 1, 2016. The Company's equity interest in Dow Corning, which was previously classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets, was remeasured to fair value. See Note 4 for additional information on the DCC Transaction, including details on the fair value of assets acquired and liabilities assumed.

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

At September 30, 2016, the Company had a $424 million note receivable with Sadara Chemical Company ("Sadara"), included in "Noncurrent receivables" in the consolidated balance sheets ($473 million at December 31, 2015). During the first nine months of 2016, the Company loaned an additional $831 million to Sadara and converted approximately $880 million of the loan balance into equity. Dow continues to maintain a 35 percent ownership interest in Sadara.

NOTE 8 – FINANCIAL INSTRUMENTS
A summary of the Company's financial instruments, risk management policies, derivative instruments and hedging activities can be found in Note 11 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. If applicable, updates have been included in the respective section below.

The following table summarizes the fair value of financial instruments at September 30, 2016 and December 31, 2015:

Fair Value of Financial Instruments
	At September 30, 2016				At December 31, 2015
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities: (1)
Debt securities:
Government debt (2)	$599	$36	$—	$635	$597	$22	$(7)	$612
Corporate bonds	623	47	(2)	668	633	26	(8)	651
Total debt securities	$1,222	$83	$(2)	$1,303	$1,230	$48	$(15)	$1,263
Equity securities	640	109	(41)	708	555	108	(60)	603
Total marketable securities	$1,862	$192	$(43)	$2,011	$1,785	$156	$(75)	$1,866
Long-term debt including debt due within one year (3)	$(21,056)	$7	$(2,529)	$(23,578)	$(16,756)	$424	$(1,668)	$(18,000)
Derivatives relating to:
Interest rates	$—	$—	$(8)	$(8)	$—	$—	$(4)	$(4)
Commodities (4)	$—	$15	$(247)	$(232)	$—	$6	$(248)	$(242)
Foreign currency	$—	$17	$(36)	$(19)	$—	$109	$(32)	$77

(1)	Included in “Other investments” in the consolidated balance sheets.

(2)	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

(3)	Cost includes fair value hedge adjustments of $18 million at September 30, 2016 and $18 million at December 31, 2015.

(4)	Presented net of cash collateral, as disclosed in Note 9.

Investments
The Company’s investments in marketable securities are primarily classified as available-for-sale. The following table provides the investing results from available-for-sale securities for the nine-month periods ended September 30, 2016 and September 30, 2015:

Investing Results	Nine Months Ended
In millions	Sep 30, 2016	Sep 30, 2015
Proceeds from sales of available-for-sale securities	$418	$279
Gross realized gains	$34	$39
Gross realized losses	$(2)	$(5)

The following table summarizes the contractual maturities of the Company’s investments in debt securities:

Contractual Maturities of Debt Securities at September 30, 2016
In millions	Amortized Cost	Fair Value
Within one year	$30	$30
One to five years	332	346
Six to ten years	645	681
After ten years	215	246
Total	$1,222	$1,303

At September 30, 2016, the Company had $850 million ($3,354 million at December 31, 2015) of held-to-maturity securities (primarily Treasury Bills) classified as cash equivalents, as these securities had maturities of three months or less at the time of purchase. The Company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. At September 30, 2016, the Company had investments in money market funds of $305 million classified as cash equivalents ($1,689 million at December 31, 2015).

The aggregate cost of the Company’s cost method investments totaled $110 million at September 30, 2016 ($157 million at December 31, 2015). Due to the nature of these investments, either the cost basis approximates fair market value or fair value is not readily determinable. These investments are reviewed quarterly for impairment indicators. During the second quarter of 2016, a write-down of $4 million was recorded as part of the 2016 restructuring charge. The Company's impairment analysis resulted in no reduction in the cost basis of these investments, other than the restructuring charge, for the nine-month period ended September 30, 2016 (less than $1 million reduction in the nine-month period ended September 30, 2015).

Accounting for Derivative Instruments and Hedging Activities
The following table provides the fair value and gross balance sheet classification of derivative instruments at September 30, 2016 and December 31, 2015:

Fair Value of Derivative Instruments In millions	Balance Sheet Classification	Sep 30, 2016	Dec 31, 2015
Asset Derivatives
Derivatives designated as hedges:
Commodities	Other current assets	$10	$3
Commodities	Deferred charges and other assets	5	—
Foreign currency	Other current assets	8	5
Total derivatives designated as hedges		$23	$8
Derivatives not designated as hedges:
Commodities	Other current assets	$3	$4
Commodities	Deferred charges and other assets	2	—
Foreign currency	Accounts and notes receivable – Other	38	156
Total derivatives not designated as hedges		$43	$160
Total asset derivatives		$66	$168
Liability Derivatives
Derivatives designated as hedges:
Interest rates	Accrued and other current liabilities	$—	$4
Interest rates	Other noncurrent obligations	8	—
Commodities	Accrued and other current liabilities	33	28
Commodities	Other noncurrent obligations	223	234
Foreign currency	Accrued and other current liabilities	7	1
Total derivatives designated as hedges		$271	$267
Derivatives not designated as hedges:
Commodities	Accrued and other current liabilities	$2	$—
Foreign currency	Accounts payable – Other	58	83
Total derivatives not designated as hedges		$60	$83
Total liability derivatives		$331	$350

Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.

The net after-tax amounts to be reclassified from AOCL to income within the next 12 months are a $2 million loss for interest rate contracts, an $8 million loss for commodity contracts and a $3 million loss for foreign currency contracts.

NOTE 9 – FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 12 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. If applicable, updates have been included in the respective section below.

Fair Value Measurements on a Recurring Basis
The following tables summarize the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at September 30, 2016 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Cash equivalents and other current assets (2)	$—	$1,155	$—	$—	$1,155
Interests in trade accounts receivable conduits (3)	—	—	1,500	—	1,500
Equity securities (4)	617	91	—	—	708
Debt securities: (4)
Government debt (5)	—	635	—	—	635
Corporate bonds	—	668	—	—	668
Derivatives relating to: (6)
Commodities	16	4	—	(5)	15
Foreign currency	—	46	—	(29)	17
Total assets at fair value	$633	$2,599	$1,500	$(34)	$4,698
Liabilities at fair value:
Long-term debt (7)	$—	$23,578	$—	$—	$23,578
Derivatives relating to: (6)
Interest rates	—	8	—	—	8
Commodities	9	249	—	(11)	247
Foreign currency	—	65	—	(29)	36
Total liabilities at fair value	$9	$23,900	$—	$(40)	$23,869

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

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding liabilities. The Company posted cash collateral of $14 million at September 30, 2016 ($26 million at December 31, 2015).

The following table summarizes the changes in fair value measurements of interests held in trade receivable conduits using Level 3 inputs for the three and nine-month periods ended September 30, 2016 and September 30, 2015:

Fair Value Measurements Using Level 3 Inputs	Three Months Ended		Nine Months Ended
Interests Held in Trade Receivable Conduits (1) In millions	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Balance at beginning of period	$1,149	$1,056	$943	$1,328
Loss included in earnings (2)	—	—	(1)	—
Purchases	480	115	1,440	556
Settlements	(129)	(152)	(882)	(865)
Balance at end of period	$1,500	$1,019	$1,500	$1,019

(1)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets.

(2)	Included in “Selling, general and administrative expenses” in the consolidated statements of income.

Fair Value Measurements on a Nonrecurring Basis
The following table summarizes the basis used to measure certain assets at fair value on a nonrecurring basis in the consolidated balance sheets at September 30, 2016:

Basis of Fair Value Measurements on a Nonrecurring Basis at September 30, 2016	Significant Other Unobservable Inputs	Total Losses
In millions	(Level 3)	2016
Assets at fair value:
Long-lived assets, investments and other assets	$15	$(153)

As part of the 2016 restructuring plan, the Company will shut down a number of manufacturing and corporate facilities. The manufacturing facilities and related assets, corporate facilities and data centers associated with this plan were written down to zero in the second quarter of 2016. The Company also rationalized its aircraft fleet in the second quarter of 2016. Certain of those aircraft, classified as a Level 3 measurement, were considered held for sale with a net carrying value of $15 million at September 30, 2016, using unobservable inputs, including assumptions a market participant would use to measure the fair value of the aircraft. The impairment charges related to the 2016 restructuring plan, totaling $153 million, were included in "Restructuring charges" in the consolidated statements of income. See Note 3 for additional information on the Company's restructuring activities.

NOTE 10 – SUPPLEMENTARY INFORMATION
The Company uses "Sundry income (expense) – net" to record a variety of income and expense items such as foreign exchange gains and losses, dividends from investments, gains and losses on sales of investments and assets, and litigation. During the three months ended September 30, 2016, "Sundry income (expense) - net" was net expense of $4 million (net income of $632 million during the three months ended September 30, 2015). During the nine months ended September 30, 2016, "Sundry income (expense) - net" was net income of $1,305 million (net income of $1,680 million during the nine months ended September 30, 2015). The following table provides the most significant transactions recorded in "Sundry income (expense) – net" for the three- and nine-month periods ended September 30, 2016 and September 30, 2015.

Sundry Income (Expense) - Net	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Gain on ownership restructure of Dow Corning (1)	$—	$—	$2,445	$—
Settlement of the urethane matters class action lawsuit and opt-out cases (2)	$—	$—	$(1,235)	$—
Gain on divestiture of ANGUS Chemical Company (1)	$—	$—	$—	$670
Gain on Univation step acquisition (1)	$—	$—	$—	$361
Gain on divestiture of the AgroFresh business (1)	$—	$621	$—	$621
Obligation related to the split-off of the chlorine value chain	$(33)	$—	$(33)	$—
(1)    See Note 4 for additional information.
(2)    See Note 11 for additional information.

NOTE 11 – COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At September 30, 2016, the Company had accrued obligations of $661 million for probable environmental remediation and restoration costs, including $72 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2015, the Company had accrued obligations of $670 million for probable environmental remediation and restoration costs, including $74 million for the remediation of Superfund sites.

Midland Off-Site Environmental Matters
A complete description of the Company’s Midland Off-Site Environmental Matters can be found in Note 15 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

On July 21, 2016, the Michigan Department of Environmental Quality approved a Corrective Action report, including a Remedial Action Plan ("RAP"), for the City of Midland. This is the final regulatory approval required for the City of Midland. Dow is implementing the monitoring and maintenance requirements of the RAP. At September 30, 2016, the accrual for these off-site matters was $57 million (included in the total accrued obligation of $661 million at September 30, 2016). At December 31, 2015, the Company had an accrual for these off-site matters of $62 million (included in the total accrued obligation of $670 million at December 31, 2015).

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

Based on Union Carbide’s review of 2016 activity, Union Carbide determined that no adjustment to the accrual was required at September 30, 2016. Union Carbide’s asbestos-related liability for pending and future claims was $398 million at September 30, 2016. Approximately 22 percent of the recorded liability related to pending claims and approximately 78 percent related to future claims.

Union Carbide has receivables for insurance recoveries related to its asbestos liability as well as receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage. Union Carbide continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection. At September 30, 2016, Union Carbide's receivable for insurance recoveries related to its asbestos liability and defense and resolution costs was $41 million ($61 million at December 31, 2015).

Union Carbide expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $20 million in the third quarter of 2016 ($20 million in the third quarter of 2015) and $55 million in the first nine months of 2016 ($65 million in the first nine months of 2015) and was reflected in "Cost of sales" in the consolidated statements of income.

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

On February 26, 2016, the Company announced a proposed settlement under which Dow would pay the plaintiff class $835 million, which includes damages, class attorney fees and post-judgment interest. The agreement was conditioned upon the Supreme Court holding Dow's Writ Petition in abeyance and subsequent approval of the class settlement by the District Court. The proposed settlement resolves the $1.06 billion judgment and any subsequent claim for attorneys' fees, costs and post-judgment interest against Dow. As a result, in the first quarter of 2016, the Company recorded a loss of $835 million, included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in the Performance Materials & Chemicals segment. On March 7, 2016, the Supreme Court approved the joint motion to hold Dow’s Writ Petition in abeyance and on April 27, 2016, the District Court provided preliminary approval of the settlement. On May 11, 2016, the Company moved the $835 million settlement amount into an escrow account (per the terms of the Settlement Agreement). The District Court granted final approval of the settlement on July 29, 2016, and the settlement amount was released from escrow on August 30, 2016.

In the first quarter of 2016, Dow changed its risk assessment on this matter as a result of new growing political uncertainties due to events within the Supreme Court, including Justice Scalia's death, and the increased likelihood for unfavorable outcomes for businesses involved in class action lawsuits. Of particular importance was the fact that Justice Scalia had written the majority opinions in both the Wal-Mart and Comcast cases. The Company continues to believe that it was not part of any conspiracy and the judgment was fundamentally flawed as a matter of class action law. Regardless, the case is now concluded.

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

A three-member arbitration tribunal presided over the arbitration proceeding (the “tribunal”). In a decision dated October 9, 2015, the tribunal determined that (i) DAS breached the License Agreement, (ii) Bayer properly terminated the License Agreement, (iii) all of the patents remaining in the proceeding are valid and infringed, and (iv) that Bayer is entitled to monetary damages in the amount of $455 million inclusive of pre-judgment interest and costs (the “arbitral award”). One of the arbitrators, however, issued a partial dissent finding that all of the patents are invalid based on the double-patenting doctrine. The tribunal also denied Bayer’s request for injunctive relief. The arbitration award is not self-executing, and must be confirmed by a court for it to be enforceable and to have the legal effect of a judgment. On October 16, 2015, Bayer filed a motion in U.S. District Court for the Eastern District of Virginia ("federal district court") seeking to confirm the arbitral award. DAS opposed the motion and filed separate motions to vacate the award, or in the alternative, to stay enforcement of the award until the USPTO issues final office actions with respect to the re-examination proceedings. On January 15, 2016, the federal district court denied DAS's motions and confirmed the award. The USPTO has now issued office actions rejecting the patentability of all four patents that Bayer asserted in the case. The USPTO re-examination proceedings remain ongoing. DAS has appealed the federal district court's decision, and DAS has posted a bond to stay enforcement of the award during the appeal.

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

Dow and Rockwell continued to litigate this matter in the District Court and in the United States Supreme Court. On May 18, 2016, Dow, Rockwell and the plaintiffs entered into a settlement agreement for $375 million, of which $131 million will be paid by Dow and $244 million will be paid by Rockwell. The DOE authorized the settlement pursuant to the PAA and the nuclear hazards indemnity provisions contained in Dow and Rockwell's contracts. As a result, the Company expects to be fully indemnified by the DOE for the settlement amount. The District Court granted preliminary approval to the class settlement on August 5, 2016, and set a fairness hearing on the settlement for April 28, 2017. At September 30, 2016, the Company had a liability of $130 million related to this matter (having already paid $1 million towards class notice costs), included in "Accrued and other current liabilities" in the consolidated balance sheets and expects to make the settlement payment to the plaintiffs no later than July 28, 2017. The Company also recorded a receivable of $131 million related to this matter, included in "Noncurrent receivables" in the consolidated balance sheets, and expects to receive its indemnification payment in 2017.

Dow Corning Chapter 11 Related Matters
Introduction
In 1995, Dow Corning, then a 50:50 joint venture between Dow and Corning Incorporated, voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code in order to resolve Dow Corning’s breast implant liabilities and related matters (the “Chapter 11 Proceeding”). Dow Corning emerged from the Chapter 11 Proceeding on June 1, 2004 (the “Effective Date”) and is implementing the Joint Plan of Reorganization (the “Plan”). The Plan provides funding for the resolution of breast implant and other product liability litigation covered by the Chapter 11 Proceeding and provides a process for the satisfaction of commercial creditor claims in the Chapter 11 Proceeding. As of June 1, 2016, Dow Corning is a wholly owned subsidiary of Dow.

Breast Implant and Other Product Liability Claims
The centerpiece of the Plan is a product liability settlement program administered by an independent claims office (the “Settlement Facility”). Product liability claimants rejecting the settlement program in favor of pursuing litigation must bring suit against a litigation facility (the “Litigation Facility”). Under the Plan, total payments committed by Dow Corning to resolving product liability claims are capped at a maximum $2,350 million net present value (“NPV”) determined as of the Effective Date using a discount rate of seven percent (approximately $3,600 million undiscounted at September 30, 2016). Of this amount, no more than $400 million NPV determined as of the Effective Date can be used to fund the Litigation Facility.

Dow Corning has an obligation to fund the Settlement Facility and the Litigation Facility over a 16-year period, commencing at the Effective Date. Under the Plan, Dow Corning is not required to remit additional funds to the Settlement Facility unless and until necessary to preserve liquidity. As of September 30, 2016, Dow Corning and its insurers have made life-to-date payments of $1,762 million to the Settlement Facility and the Settlement Facility reported an unexpended balance of $152 million.

At September 30, 2016, the Company had a liability recorded for breast implant and other product liability claims (“Implant Liability”) of $290 million, included in “Other noncurrent obligations” in the consolidated balance sheets. The Company recorded the Implant Liability as part of the ownership restructure of Dow Corning on June 1, 2016, and, in accordance with ASC 450 “Accounting for Contingencies,” recognized the estimated impact of the settlement of future claims primarily based on reported claim filing levels in the Revised Settlement Program (the “RSP”). The RSP was a program sponsored by certain other breast implant manufacturers in the context of multi-district, coordinated federal breast implant cases and was open from 1995 through 2010. The RSP was also a revised successor to an earlier settlement plan involving Dow Corning (prior to its bankruptcy filing). While Dow Corning withdrew from the RSP, many of the benefit categories and payment levels in Dow Corning’s settlement program were drawn from the RSP. Based on the comparability in design and actual claim experience of both plans, management concluded that claim information from the RSP provides a reasonable basis to estimate future claim filing levels for the Settlement Facility. With the assistance of a third-party advisor, Dow Corning developed an estimate of the future Settlement Facility liability, primarily based on the assumption that future claim filings in the remaining periods of the Settlement Facility will be similar to claim filing trends observed in the RSP.

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

If actual outcomes related to any of these assumptions prove to be materially different, the future liability to fund the Plan may be materially different than the amount estimated. If Dow Corning was ultimately required to fund the full liability up to the maximum capped value, the liability would be $1,839 million at September 30, 2016.

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

Upon the Plan becoming effective, Dow Corning paid approximately $1,500 million to the Commercial Creditors, representing principal and an amount of interest that Dow Corning considers undisputed. At September 30, 2016, Dow Corning has estimated its remaining liability to the Commercial Creditors to be within a range of $106 million to $352 million. However, no single amount within the range appears to be a better estimate than any other amount within the range. Therefore, Dow Corning recorded the minimum liability within the range. At September 30, 2016, the liability related to Dow Corning’s potential obligation to pay additional interest to its Commercial Creditors in the Chapter 11 Proceeding was $106 million and included in "Accrued and other current liabilities" in the consolidated balance sheets. The actual amount of interest that will be paid to these creditors is uncertain and will ultimately be resolved through continued proceedings in the District Court.

Indemnifications
In connection with the DCC Transaction discussed in Note 4, the Company is indemnified for 50 percent of future losses associated with certain pre-closing liabilities, including the Implant Liability and Commercial Creditors matters described above, subject to certain conditions and limits. The maximum amount of indemnified losses which may be recovered are subject to a cap that declines over time. Indemnified losses are capped at (1) $1.5 billion until May 31, 2018, (2) $1 billion between May 31, 2018 and May 31, 2023, and (3) no recoveries are permitted after May 31, 2023. No indemnification assets were recorded at September 30, 2016.

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

Guarantees
The following tables provide a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees at September 30, 2016 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2021	$4,884	$74
Residual value guarantees	2025	917	114
Total guarantees		$5,801	$188

Guarantees at December 31, 2015 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2021	$4,910	$102
Residual value guarantees	2025	912	117
Total guarantees		$5,822	$219

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

The Company has entered into guarantee agreements (“Guarantees”) related to project financing for Sadara, a nonconsolidated affiliate. The total of an Islamic bond and additional project financing (collectively “Total Project Financing”) obtained by Sadara is approximately $12.5 billion. Sadara had $12.2 billion of Total Project Financing outstanding at September 30, 2016 ($11.9 billion at December 31, 2015). The Company's guarantee of the Total Project Financing is in proportion to the Company's 35 percent ownership interest in Sadara, or up to approximately $4.4 billion when the project financing is fully drawn. The Guarantees will be released upon completion of construction of the Sadara complex and satisfactory fulfillment of certain other conditions, including passage of an extensive operational testing program, which is currently anticipated by the end of the first quarter of 2018 and must occur no later than December 2020.

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

Warranties
The Company provides warranty policies on certain products and accrues liabilities under warranty policies using historical warranty claim experience. Adjustments are made to accruals as claim data and historical experience change. The following table summarizes changes in the Company's warranty liability:

Warranty Accrual	Sep 30, 2016	Dec 31, 2015
In millions
Balance at January 1	$93	$107
Accruals related to existing warranties (1)	11	5
Settlements	(18)	(19)
Balance at end of period	$86	$93

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

The aggregate carrying amount of asset retirement obligations recognized by the Company was $113 million at September 30, 2016 ($96 million at December 31, 2015), which included $14 million of asset retirement obligations assumed in the DCC Transaction. These obligations are included in the consolidated balance sheets as "Accrued and other current liabilities" and "Other noncurrent obligations."

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

NOTE 12 – TRANSFERS OF FINANCIAL ASSETS
The Company sells trade accounts receivable of select North American entities and qualifying trade accounts receivable of select European entities on a revolving basis to certain multi-seller commercial paper conduit entities ("conduits"). The proceeds received are comprised of cash and interests in specified assets of the conduits (the receivables sold by the Company) that entitle the Company to the residual cash flows of such specified assets in the conduits after the commercial paper has been repaid. Neither the conduits nor the investors in those entities have recourse to other assets of the Company in the event of nonpayment by the debtors.

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

Interests Held	Sep 30, 2016	Dec 31, 2015
In millions
Carrying value of interests held	$1,500	$943
Percentage of anticipated credit losses	0.35%	0.34%
Impact to carrying value - 10% adverse change	$1	$1
Impact to carrying value - 20% adverse change	$2	$1

Credit losses, net of any recoveries, on receivables sold were insignificant during the three- and nine-month periods ended September 30, 2016 and September 30, 2015.

Following is an analysis of certain cash flows between the Company and the conduits:

Cash Proceeds	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Sale of receivables	$—	$—	$—	$15
Collections reinvested in revolving receivables	$5,783	$5,776	$15,760	$17,366
Interests in conduits (1)	$129	$152	$882	$865

(1)	Presented in "Operating Activities" in the consolidated statements of cash flows.

Following is additional information related to the sale of receivables under these facilities:

Trade Accounts Receivable Sold	Sep 30, 2016	Dec 31, 2015
In millions
Delinquencies on sold receivables still outstanding	$55	$97
Trade accounts receivable outstanding and derecognized	$2,494	$2,152

The Company repurchased $4 million of previously sold receivables during the second quarter of 2016.

NOTE 13 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable In millions	Sep 30, 2016	Dec 31, 2015
Notes payable to banks and other lenders	$194	$277
Notes payable to related companies	36	171
Notes payable trade	6	6
Total notes payable	$236	$454
Period-end average interest rates	5.34%	4.00%

Long-Term Debt In millions	2016 Average Rate	Sep 30, 2016	2015 Average Rate	Dec 31, 2015
Promissory notes and debentures:
Final maturity 2016	9.80%	$3	2.64%	$356
Final maturity 2017	6.06%	442	6.06%	442
Final maturity 2018	5.78%	339	5.78%	339
Final maturity 2019	8.55%	2,122	8.55%	2,123
Final maturity 2020	4.46%	1,547	4.46%	1,547
Final maturity 2021	4.72%	1,424	4.72%	1,424
Final maturity 2022 and thereafter	5.54%	8,449	5.54%	8,448
Other facilities:
U.S. dollar loans, various rates and maturities	1.36%	4,610	2.32%	125
Foreign currency loans, various rates and maturities	3.32%	991	2.74%	856
Medium-term notes, varying maturities through 2025	3.82%	1,026	3.79%	1,082
Tax-exempt bonds, varying maturities through 2038	5.66%	343	5.66%	343
Capital lease obligations	—	142	—	76
Unamortized debt discount and issuance costs	—	(382)	—	(405)
Long-term debt due within one year (1)	—	(633)	—	(541)
Long-term debt	—	$20,423	—	$16,215

(1)	Presented net of current portion of unamortized debt issuance costs of $27 million at September 30, 2016 and $9 million at December 31, 2015.

Annual Installments on Long-Term Debt For Next Five Years at September 30, 2016 (1) In millions
2016	$66
2017	$698
2018	$5,262
2019	$2,391
2020	$1,825
2021	$1,566

(1)	Assumes the option to extend a term loan facility
related to the DCC Transaction will be exercised.

2016 Activity
During the first nine months of 2016, the Company redeemed $349 million of 2.5 percent notes that matured on
February 15, 2016, and $52 million principal amount of InterNotes at maturity. In addition, approximately $72 million of long-term debt (net of $28 million of additional borrowings) was repaid by consolidated variable interest entities.

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

Available Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at September 30, 2016
In millions	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility ("Revolving Credit Facility")	March 2015	$5,000	$5,000	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2017	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	280	280	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	200	200	March 2020	Floating rate
Bilateral Revolving Credit Facility	May 2016	200	200	May 2018	Floating rate
Bilateral Revolving Credit Facility	July 2016	200	200	July 2018	Floating rate
Bilateral Revolving Credit Facility	August 2016	100	100	August 2018	Floating rate
DCC Term Loan Facility (1)	February 2016	4,500	—	May 2018	Floating rate
Total Committed and Available Credit Facilities		$10,880	$6,380

(1)	Drawn on May 31, 2016, by Dow Corning, a wholly owned subsidiary of the Company as of June 1, 2016.

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

Debt Covenants and Default Provisions
There were no material changes to the debt covenants and default provisions related to the Company's outstanding long-term debt and primary, private credit agreements in the first nine months of 2016. For additional information on the Company's debt covenants and default provisions, see Note 17 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

NOTE 14 – VARIABLE INTEREST ENTITIES
A complete description of the Company's variable interest entities ("VIEs") can be found in Note 20 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Consolidated VIEs
The Company was a partner in a joint venture located in Brazil that produces ethanol from sugarcane. The Company's variable interests in this joint venture related to an equity option between the partners, a parental loan and guarantee related to debt financing, and contractual arrangements limiting the partner's initial participation in the economics of certain assets and liabilities. Since formation of the joint venture, the partners amended the governing documents, including terms of the equity option. Terms of the equity option required the Company to purchase the partner's equity investment at a price based on a specified formula if the partner elected to exit the joint venture. In August 2015, the partner exercised its equity option which resulted in the Company reclassifying the partner's equity investment from "Redeemable Noncontrolling Interest" to "Accrued and other current liabilities" in the consolidated balance sheets. On March 31, 2016, the partner's equity investment transferred to the Company. On July 11, 2016, the Company paid $202 million to the former partner, which is classified as "Purchases of noncontrolling interests" in the consolidated statements of cash flows. This former joint venture is now 100 percent owned by the Company, therefore its asset and liability balances are not included in the September 30, 2016, balances in the "Assets and Liabilities of Consolidated VIEs" table below. The Company continues to hold variable interests in a related entity that owns a cogeneration facility. The Company's variable interests are the result of a tolling arrangement where it provides fuel to the entity and purchases a majority of the cogeneration facility’s output on terms that ensure a return to the entity’s equity holders. The assets and liabilities of the cogeneration facility continue to be included in the table below.

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

The Company's consolidated financial statements include the assets, liabilities and results of operations of VIEs, for which the Company is the primary beneficiary. The other equity holders’ interests are reflected in “Net income attributable to noncontrolling interests” in the consolidated statements of income and "Non-redeemable noncontrolling interests" and "Accrued and other current liabilities" in the consolidated balance sheets. The table that follows summarizes the carrying amounts of the VIEs’ assets and liabilities included in the Company’s consolidated balance sheets at September 30, 2016 and December 31, 2015.

Assets and Liabilities of Consolidated VIEs In millions	Sep 30, 2016	Dec 31, 2015
Cash and cash equivalents	$135	$158
Other current assets	111	112
Net property	1,026	1,717
Other noncurrent assets	64	65
Total assets (1)	$1,336	$2,052
Current liabilities (nonrecourse 2016: $268; 2015: $256)	$268	$258
Long-term debt (nonrecourse 2016: $395; 2015: $487)	395	504
Other noncurrent obligations (nonrecourse 2016: $55; 2015: $51)	55	51
Total liabilities	$718	$813
(1)    All assets were restricted at September 30, 2016 and December 31, 2015.

In addition, the carrying amounts of assets and liabilities included in the Company’s consolidated balance sheets pertaining to an entity created to monetize accounts receivable of select European entities were current assets of $497 million (zero restricted) at September 30, 2016 ($103 million, zero restricted, at December 31, 2015) and current liabilities of $8 million (zero nonrecourse) at September 30, 2016 (less than $1 million, zero nonrecourse, at December 31, 2015).

Amounts presented in the consolidated balance sheets and the preceding table as restricted assets or nonrecourse obligations relating to consolidated VIEs at September 30, 2016 and December 31, 2015 are adjusted for intercompany eliminations and parental guarantees.

Nonconsolidated VIEs
As a result of the DCC Transaction, the Company holds variable interests in a joint venture that sells polysilicon. The variable interests relate to an equity interest held by the Company and arrangements between the Company and the joint venture to provide services. The Company is not the primary beneficiary, as it does not direct the activities that most significantly impact the economic performance of this entity; therefore, the entity is accounted for under the equity method of accounting. At September 30, 2016, the Company had a negative investment basis of $934 million in this joint venture, which is classified as "Other noncurrent obligations" in the consolidated balance sheets. The Company's maximum exposure to loss was zero at September 30, 2016. See Note 7 for additional information on this variable interest entity.

Also as a result of the DCC Transaction, the Company holds minority voting interests in certain joint ventures that produce silicon inputs for the Company. These joint ventures operate under supply agreements that sell inventory to the equity owners using pricing mechanisms that guarantee a return, therefore shielding the joint ventures from the obligation to absorb expected losses. As a result of the pricing mechanisms of these agreements, these entities are determined to be variable interest entities. The Company is not the primary beneficiary, as it does not hold the power to direct the activities that most significantly impact the economic performance of these entities; therefore, the entities are accounted for under the equity method of accounting. The Company's maximum exposure to loss as a result of its involvement with these variable interest entities is determined to be the carrying value of the investment in these entities. At September 30, 2016, the Company's investment in these joint ventures was $95 million and is classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets, representing the Company's maximum exposure to loss.

At September 30, 2016, the Company’s investment in its crude acrylic acid joint venture was $163 million ($160 million at December 31, 2015) and is classified as “Investment in nonconsolidated affiliates” in the consolidated balance sheets, representing the Company’s maximum exposure to loss.

At September 30, 2016, the Company's investment in AFSI was $190 million ($191 million at December 31, 2015), and is classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets. In addition, the Company has a receivable with AFSI for six million warrants, which was valued at $5 million at September 30, 2016 ($6 million at December 31, 2015) and classified as "Accounts and notes receivable - Other" in the consolidated balance sheets. The Company's maximum exposure to loss was $195 million at September 30, 2016 ($197 million at December 31, 2015).

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

The methodologies used to determine the assumptions applied to measure pension and other postretirement obligations and net periodic benefit cost of the Dow Corning plans were consistent with those utilized by the Company at December 31, 2015. See Note 4 for additional information on the DCC Transaction.

The net periodic benefit cost for all significant plans of the Company are as follows:

Net Periodic Benefit Cost for All Significant Plans (1)	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Defined Benefit Pension Plans:
Service cost	$122	$123	$337	$371
Interest cost	222	242	626	728
Expected return on plan assets	(376)	(345)	(1,074)	(1,030)
Amortization of prior service credit	(6)	(7)	(18)	(21)
Amortization of net loss	147	182	441	548
Net periodic benefit cost	$109	$195	$312	$596

Other Postretirement Benefits:
Service cost	$3	$4	$9	$12
Interest cost	14	15	38	45
Amortization of prior service credit	(1)	(1)	(2)	(3)
Amortization of net gain	(1)	(3)	(5)	(9)
Net periodic benefit cost	$15	$15	$40	$45

(1)
Includes net periodic benefit cost for plans assumed from Dow Corning for the three months ended September 30, 2016 of $9 million for defined benefit pension plans ($12 million for the nine months ended September 30, 2016) and $3 million for other postretirement benefits ($4 million for the nine months ended September 30, 2016).

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

Stock Incentive Plan
The Company also grants stock-based compensation to employees and non-employee directors under The Dow Chemical Company Amended and Restated 2012 Stock Incentive Plan (the "2012 Plan"). Most of the Company's stock-based compensation awards are granted in the first quarter of each year. There was minimal employee grant activity in the second and third quarters of 2016.

During the first quarter of 2016, the Company granted the following stock-based compensation awards to employees under the 2012 Plan:

•	3.0 million stock options with a weighted-average exercise price of $46.01 per share and a weighted-average fair value of $10.95 per share;

•	2.1 million shares of deferred stock with a weighted-average fair value of $46.01 per share; and

•	2.3 million shares of performance deferred stock with a weighted-average fair value of $52.68 per share.

During the second quarter of 2016, the Company granted the following stock-based compensation awards to non-employee directors under the 2012 Plan:

•	32,160 shares of restricted stock with a weighted-average fair value of $50.55 per share.

Total unrecognized compensation cost at September 30, 2016, is provided in the following table:

Total Unrecognized Compensation Cost at September 30, 2016	Unrecognized Compensation Cost	Remaining Weighted-average Recognition Period (Years)
In millions
Unvested stock options		$24.76
Deferred stock awards		$99.86
Performance deferred stock awards		$108.78

NOTE 17 – EARNINGS PER SHARE CALCULATIONS
The following tables provide the earnings per share calculations for the three- and nine-month periods ended September 30, 2016 and 2015:

Net Income for Earnings Per Share Calculations - Basic	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Net income attributable to The Dow Chemical Company	$804	$1,375	$4,266	$4,073
Preferred stock dividends	(85)	(85)	(255)	(255)
Net income attributable to participating securities (1)	(4)	(9)	(23)	(26)
Net income attributable to common stockholders	$715	$1,281	$3,988	$3,792

Earnings Per Share Calculations - Basic	Three Months Ended		Nine Months Ended
Dollars per share	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Net income attributable to The Dow Chemical Company	$0.72	$1.21	$3.85	$3.58
Preferred stock dividends	(0.08)	(0.08)	(0.23)	(0.23)
Net income attributable to participating securities (1)	—	(0.01)	(0.02)	(0.02)
Net income attributable to common stockholders	$0.64	$1.12	$3.60	$3.33

Net Income for Earnings Per Share Calculations - Diluted	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Net income attributable to The Dow Chemical Company	$804	$1,375	$4,266	$4,073
Preferred stock dividends (2)	(85)	—	—	—
Net income attributable to participating securities (1)	(4)	(9)	(23)	(26)
Net income attributable to common stockholders	$715	$1,366	$4,243	$4,047

Earnings Per Share Calculations - Diluted	Three Months Ended		Nine Months Ended
Dollars per share	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Net income attributable to The Dow Chemical Company	$0.71	$1.10	$3.50	$3.26
Preferred stock dividends (2)	(0.08)	—	—	—
Net income attributable to participating securities (1)	—	(0.01)	(0.02)	(0.02)
Net income attributable to common stockholders	$0.63	$1.09	$3.48	$3.24

Share Count Information	Three Months Ended		Nine Months Ended
Shares in millions	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Weighted-average common shares - basic	1,112.4	1,141.3	1,108.8	1,138.4
Plus dilutive effect of stock options and awards	15.0	12.5	14.8	13.7
Plus dilutive effect of assumed conversion of preferred stock (3)	—	96.8	96.8	96.8
Weighted-average common shares - diluted	1,127.4	1,250.6	1,220.4	1,248.9
Stock options and deferred stock awards excluded from EPS calculations (4)	—	6.1	2.5	5.2

(1)	Deferred stock awards are considered participating securities due to Dow's practice of paying dividend equivalents on unvested shares.

(2)
Preferred stock dividends were not added back in the calculation of diluted earnings per share for the three months ended September 30, 2016, because the effect of adding them back would have been antidilutive.

(3)
Conversion of the Company's Cumulative Convertible Perpetual Preferred Stock, Series A into shares of the Company's common stock was excluded from the calculation of diluted earnings per share for the three months ended September 30, 2016, because the effect of including them would have been antidilutive.

(4)
These outstanding options to purchase shares of common stock and deferred stock awards were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 18 – INCOME TAXES
In the second quarter of 2016, an adjustment was made to a reserve for a tax matter regarding a historical change in the legal ownership structure of a nonconsolidated affiliate. The adjustment arose due to recent proceedings and the Company’s ongoing assessment of the unrecognized tax benefits. The adjustment impacted multiple jurisdictions and resulted in an increase of $396 million to “Other noncurrent obligations” and an increase of $339 million to “Deferred income tax assets” in the consolidated balance sheets at June 30, 2016, resulting in an unfavorable impact of $57 million to “Provision for income taxes” in the consolidated statements of income in the second quarter of 2016.

The following table provides a reconciliation of the Company's unrecognized tax benefits for the periods ended September 30, 2016 and December 31, 2015:

Total Gross Unrecognized Tax Benefits In millions	Sep 30, 2016	Dec 31, 2015
Balance at January 1	$280	$240
Increases related to positions taken on items from prior years	303	92
Decreases related to positions taken on items from prior years	(12)	(6)
Increases related to positions taken in the current year (1)	133	10
Settlement of uncertain tax positions with tax authorities	(89)	(56)
Decreases due to expiration of statutes of limitations	(1)	—
Balance at end of period	$614	$280

(1)	Includes $126 million related to the DCC Transaction.

At September 30, 2016, the total amount of unrecognized tax benefits which would impact the effective tax rate if recognized was $226 million ($206 million at December 31, 2015). A portion of the increase in the unrecognized tax benefits at September 30, 2016, is related to the matter discussed above, and, if paid, is creditable in the United States.

Interest and penalties associated with uncertain tax positions are recognized as components of “Provision for income taxes,” in the consolidated statements of income and totaled a benefit of $17 million for the three months ended September 30, 2016 (a benefit of $1 million for the three months ended September 30, 2015). During the nine months ended September 30, 2016, the Company recognized a charge of $73 million for interest and penalties (a charge of $14 million for the nine months ended September 30, 2015). The Company’s accrual for interest and penalties associated with uncertain tax positions was $246 million at September 30, 2016 and $159 million at December 31, 2015.

NOTE 19 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides an analysis of the changes in accumulated other comprehensive loss for the nine months ended September 30, 2016 and 2015:

Accumulated Other Comprehensive Loss	Nine Months Ended
In millions	Sep 30, 2016	Sep 30, 2015
Unrealized Gains on Investments at beginning of year	$47	$141
Net change in unrealized gains	63	(33)
Reclassification to earnings - Net Sales (net of tax of $(11), $(11)) (1)	(21)	(20)
Reclassification to earnings - Sundry income (expense) - net (net of tax of $-, $(1)) (1)	—	(2)
Balance at end of period	$89	$86
Cumulative Translation Adjustments at beginning of year	(1,737)	(751)
Translation adjustments	329	(759)
Reclassification to earnings - Sundry income (expense) - net	(4)	4
Balance at end of period	$(1,412)	$(1,506)
Pension and Other Postretirement Benefit Plans at beginning of year	(6,769)	(7,321)
Adjustments to pension and other postretirement benefit plans (net of tax of $136, $173) (1) (2)	280	370
Reclassification to earnings - Sundry income (expense) - net (3)	360	—
Balance at end of period	$(6,129)	$(6,951)
Derivative Instruments at beginning of year	(208)	(86)
Net hedging results	(50)	(129)
Reclassification to earnings - Cost of sales (net of tax of $6, $4) (1)	29	1
Balance at end of period	$(229)	$(214)
Total Accumulated Other Comprehensive Loss	$(7,681)	$(8,585)

(1)	Tax amounts are included in "Provision for income taxes" in the consolidated statements of income.

(2)	Included in "Net periodic benefit cost." See Note 15 for additional information.

(3)	Related to the DCC Transaction. See Note 4 for additional information.

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

The following table summarizes the activity for equity attributable to non-redeemable noncontrolling interests for the three- and nine-month periods ended September 30, 2016 and 2015:

Non-redeemable Noncontrolling Interests	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Balance at beginning of period	$1,298	$839	$809	$931
Net income attributable to noncontrolling interests	14	61	54	79
Distributions to noncontrolling interests (1)	(19)	(11)	(71)	(35)
Capital contributions (2)	—	1	—	38
Purchases of noncontrolling interests (3)	—	(42)	—	(42)
Transfers of redeemable noncontrolling interests (4)	—	6	—	(108)
Acquisition of noncontrolling interests (5)	—	—	473	—
Cumulative translation adjustments	21	(24)	48	(33)
Other	—	3	1	3
Balance at end of period	$1,314	$833	$1,314	$833

(1)
Net of dividends paid to a joint venture, which were reclassified to "Equity in earnings of nonconsolidated affiliates" in the consolidated statements of income and totaled zero for the three months ended September 30, 2016 ($11 million for the three months ended September 30, 2015) and $14 million for the nine months ended September 30, 2016 ($11 million for the nine months ended September 30, 2015).

(2)	Includes non-cash capital contributions of $21 million for the nine months ended September 30, 2015.

(3)
The three- and nine-months ended September 30, 2016 exclude a $202 million cash payment as the noncontrolling interest was classified as "Accrued and other current liabilities" in the consolidated balance sheets. See Note 14 for additional information on purchases of noncontrolling interests.

(4)	Related to a noncontrolling interest that was included as part of the split-off of the chlorine value chain on October 5, 2015.

(5)	Assumed in the DCC Transaction. See Note 4 for additional information.

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

Operating Segment Information	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Sales by operating segment
Agricultural Sciences	$1,235	$1,167	$4,458	$4,778
Consumer Solutions	1,575	1,108	3,894	3,327
Infrastructure Solutions	2,534	1,900	6,213	5,689
Performance Materials & Chemicals	2,367	3,142	6,812	9,592
Performance Plastics	4,702	4,665	13,561	13,740
Corporate	70	54	200	190
Total	$12,483	$12,036	$35,138	$37,316
EBITDA (1) by operating segment
Agricultural Sciences	$101	$582	$732	$1,246
Consumer Solutions	375	289	2,260	744
Infrastructure Solutions	285	325	1,968	860
Performance Materials & Chemicals	322	540	(277)	2,335
Performance Plastics	1,251	1,349	3,479	3,837
Corporate	(271)	(162)	(919)	(659)
Total	$2,063	$2,923	$7,243	$8,363
Equity in earnings (losses) of nonconsolidated affiliates by operating segment (included in EBITDA)
Agricultural Sciences	$8	$2	$4	$2
Consumer Solutions	9	14	47	53
Infrastructure Solutions	25	25	121	136
Performance Materials & Chemicals	(6)	54	(49)	231
Performance Plastics	39	50	83	174
Corporate	(5)	(10)	(15)	(21)
Total	$70	$135	$191	$575

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

Reconciliation of EBITDA to “Income Before Income Taxes”	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
EBITDA	$2,063	$2,923	$7,243	$8,363
- Depreciation and amortization	780	645	2,067	1,921
+ Interest income	26	18	64	46
- Interest expense and amortization of debt discount	220	233	629	706
Income Before Income Taxes	$1,089	$2,063	$4,611	$5,782

Transfers of products between operating segments are generally valued at cost. However, transfers of products to Agricultural Sciences from other segments are generally valued at market-based prices; the revenues generated by these transfers in the first nine months of 2016 and 2015 were immaterial and eliminated in consolidation.

Geographic Areas	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Sales by geographic area
United States	$4,243	$4,023	$12,295	$12,944
Europe, Middle East, Africa and India	3,733	3,811	10,987	11,871
Rest of World	4,507	4,202	11,856	12,501
Total	$12,483	$12,036	$35,138	$37,316

NOTE 22 – PLANNED MERGER WITH DUPONT
On December 11, 2015, Dow and E.I. du Pont de Nemours and Company ("DuPont") entered into an Agreement and Plan of Merger ("Merger Agreement") to effect an all-stock, merger of equals strategic combination resulting in a newly formed corporation named DowDuPont Inc. ("DowDuPont"). Pursuant to the terms of the Merger Agreement, Dow and DuPont will each merge with wholly owned subsidiaries of DowDuPont (the "Mergers") and, as a result of the Mergers, will become subsidiaries of DowDuPont. Following the consummation of the Mergers, Dow and DuPont intend to pursue, subject to the receipt of regulatory approvals and approval by the board of directors of DowDuPont, the separation of the combined company’s agriculture business, specialty products business and material science business through one or more tax-efficient transactions. Additional information about the Merger Agreement is included in the Company's Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission ("SEC") on December 11, 2015, as well as in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

On June 9, 2016, DowDuPont's registration statement filed with the SEC on Form S-4 (File No. 333-209869), as amended, was declared effective. The registration statement was filed in connection with the proposed Mergers and includes a joint proxy statement of Dow and DuPont and a prospectus of DowDuPont. The companies also scheduled special meetings of their respective stockholders to seek adoption of the Merger Agreement and approval of related matters from such stockholders. Each company's common stockholders of record as of the close of business on June 2, 2016, were entitled to vote at the respective meeting. Dow's special meeting of stockholders was held on July 20, 2016, which resulted in a vote for adoption of the Merger Agreement and approval of related matters.

Dow and DuPont remain focused on closing the transaction and continue to work constructively with regulatory agencies in all relevant jurisdictions. Given current regulatory agency status, closing would be expected to occur in the first quarter of 2017, subject to satisfaction of customary closing conditions, including receipt of all regulatory approvals.

(Unaudited)	The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

•
The Company reported sales in the third quarter of 2016 of $12.5 billion, up 4 percent from $12.0 billion in the third quarter of 2015, with increases across all operating segments, except Performance Materials & Chemicals. Sales increased in Asia Pacific and North America and declined in Europe, Middle East, Africa and India ("EMEAI") and Latin America.

•
Volume increased 10 percent compared with the third quarter of 2015, as increases in Consumer Solutions (up 45 percent), Infrastructure Solutions (up 38 percent), Performance Plastics (up 10 percent) and Agricultural Sciences (up 3 percent) more than offset a decrease in Performance Materials & Chemicals (down 16 percent). Volume increased in all geographic areas, including double-digit increases in Asia Pacific (up 22 percent) and North America (up 10 percent). Excluding recent acquisitions and divestitures(1), volume was up 6 percent. On the same basis, volume increased in Performance Plastics (up 11 percent), Performance Materials & Chemicals (up 4 percent), and Agricultural Sciences and Consumer Solutions (both up 3 percent) and declined in Infrastructure Solutions (down 3 percent). Volume increased in EMEAI (up 9 percent), North America (up 6 percent), Asia Pacific (up 4 percent) and Latin America (up 1 percent).

•
Price was down 6 percent compared with the same period last year, driven primarily by lower feedstock and raw material prices and competitive pricing pressures. Price declined in all operating segments, except Agricultural Sciences (up 3 percent), and all geographic areas, including a double-digit decline in EMEAI (down 11 percent).

•
Purchased feedstock and energy costs, which account for approximately one-third of Dow’s total costs, decreased approximately $240 million (8 percent) compared with the third quarter of 2015, primarily due to lower naphtha, condensate, natural gas and monomer costs.

•
Selling, general and administrative ("SG&A") expenses were $864 million in the third quarter of 2016, up $175 million from $689 million in the third quarter of 2015, primarily due to increased costs associated with transactions and productivity actions which includes financial, legal and professional advisory fees associated with the planned all-stock merger of equals transaction with E. I. duPont de Nemours and Company ("DuPont"), costs associated with the ownership restructure of Dow Corning Corporation ("Dow Corning" and "DCC Transaction"), implementation costs related to the Company's restructuring programs and other productivity actions, and increased spending due to the addition of Dow Corning's silicones business which more than offset lower expenses as a result of recent divestitures.

•
Equity earnings were $70 million in the third quarter of 2016, down $65 million from $135 million in the third quarter of 2015, primarily due to higher equity losses at Sadara Chemical Company ("Sadara") related to start-up expenses and lower equity earnings from the Kuwait joint ventures resulting from lower monoethylene glycol prices and a reduction in the ownership of MEGlobal (now part of EQUATE Petrochemicals Company K.S.C. ("EQUATE")). Equity earnings also declined as a result of the DCC Transaction.

•	The Company resumed its share repurchase program in the third quarter of 2016, purchasing 7.8 million shares of common stock at a cost of $416 million.

In addition to the financial highlights, the following events occurred during the third quarter of 2016:

•
In connection with the planned merger of equals transaction with DuPont, Dow held a special meeting of stockholders on July 20, 2016. Stockholders of the Company voted to approve all stockholder proposals necessary to complete the merger of equals transaction.

•
On August 29, 2016, the Company announced that its joint venture in the Middle East - Sadara - achieved a significant milestone with the successful start-up of its mixed feed cracker and a third polyethylene train, which added to the two polyethylene trains already in operation.

(1)
Excludes prior period sales of recent divestitures including the chlorine value chain, divested on October 5, 2015 (primarily Performance Materials & Chemicals and Performance Plastics), the AgroFresh business, divested on July 31, 2015 (Agricultural Sciences), ANGUS Chemical Company, divested on February 2, 2015 (Performance Materials & Chemicals) and the global Sodium Borohydride business, divested on January 30, 2015 (Performance Materials & Chemicals). Also excludes current period sales related to the ownership restructure of Dow Corning announced on June 1, 2016 (Consumer Solutions and Infrastructure Solutions) and sales from January 1, 2016 through April 30, 2016 for the step acquisition of Univation Technologies, LLC, acquired on May 5, 2015 (Performance Plastics).

Selected Financial Data	Three Months Ended		Nine Months Ended
In millions, except per share amounts	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Net sales	$12,483	$12,036	$35,138	$37,316

Cost of sales	$9,841	$9,349	$27,067	$29,030
Percent of net sales	78.8%	77.7%	77.0%	77.8%

Research and development expenses	$399	$382	$1,159	$1,194
Percent of net sales	3.2%	3.2%	3.3%	3.2%

Selling, general and administrative expenses	$864	$689	$2,393	$2,214
Percent of net sales	6.9%	5.7%	6.8%	5.9%

Effective tax rate	24.9%	30.4%	6.3%	28.2%

Net income available for common stockholders	$719	$1,290	$4,011	$3,818

Earnings per common share – basic	$0.64	$1.12	$3.60	$3.33
Earnings per common share – diluted	$0.63	$1.09	$3.48	$3.24

Operating rate percentage	86%	86%	85%	85%

RESULTS OF OPERATIONS
Net Sales
Net sales in the third quarter of 2016 were $12.5 billion, up 4 percent from $12.0 billion in the third quarter of last year, with volume up 10 percent and price down 6 percent. Price decreased in all operating segments, except Agricultural Sciences, and all geographic areas due to lower feedstock and raw material prices and competitive pricing pressures. Double-digit price declines were reported in EMEAI (down 11 percent). Volume was up 10 percent as increases in Consumer Solutions (up 45 percent), Infrastructure Solutions (up 38 percent), Performance Plastics (up 10 percent) and Agricultural Sciences (up 3 percent) more than offset a decrease in Performance Materials & Chemicals (down 16 percent). Volume increased in Asia Pacific (up 22 percent), North America (up 10 percent), EMEAI (up 9 percent) and Latin America (up 1 percent). Excluding recent acquisitions and divestitures, volume was up 6 percent. On the same basis, volume increased in Performance Plastics (up 11 percent), Performance Materials & Chemicals (up 4 percent), and Agricultural Sciences and Consumer Solutions (both up 3 percent) and declined in Infrastructure Solutions (down 3 percent). Volume increased in EMEAI (up 9 percent), North America (up 6 percent), Asia Pacific (up 4 percent) and Latin America (up 1 percent).

Net sales for the first nine months of 2016 were $35.1 billion, down 6 percent from $37.3 billion in the same period last year, with price down 9 percent and volume up 3 percent. Price decreased in all operating segments and geographic areas due to lower feedstock and raw material prices and competitive pricing pressures. Double-digit price declines were reported in Performance Plastics (down 12 percent) and Performance Materials & Chemicals (down 11 percent) as well as in North America (down 10 percent). Volume was up 3 percent as increases in Consumer Solutions (up 21 percent), Infrastructure Solutions (up 16 percent) and Performance Plastics (up 11 percent) more than offset declines in Performance Materials & Chemicals (down 18 percent) and Agricultural Sciences (down 5 percent). Volume was up in Asia Pacific (up 9 percent), North America (up 4 percent) and EMEAI (up 2 percent) and declined in Latin America (down 2 percent). Excluding recent acquisitions and divestitures, volume was up 5 percent. On the same basis, volume increased in Performance Plastics (up 13 percent), Consumer Solutions and Performance Materials & Chemicals (both up 2 percent) and decreased in Agricultural Sciences (down 4 percent) and Infrastructure Solutions (down 2 percent). Volume increased in EMEAI (up 6 percent), North America (up 5 percent), Asia Pacific (up 4 percent) and Latin America (up 1 percent).

Gross Margin
Gross margin was $2.6 billion in the third quarter of 2016, down slightly from $2.7 billion in the third quarter of last year. Gross margin in the third quarter of 2016 was negatively impacted by a $212 million charge related to the fair value step-up in inventories acquired in the DCC Transaction, reflected in Consumer Solutions and Infrastructure Solutions, and by a $28 million charge for costs associated with transactions and productivity actions, reflected in Corporate. Gross margin in the third quarter of 2015 was negatively impacted by a $6 million charge related to transactions and productivity actions. See Note 4 to the Consolidated Financial Statements for additional information on the DCC Transaction. Excluding these certain items, gross margin increased as higher sales volume, lower feedstock, energy and other raw material costs, cost cutting and productivity initiatives, and the favorable impact from the addition of Dow Corning's silicones business more than offset lower selling prices.

For the first nine months of 2016, gross margin was $8.1 billion, down from $8.3 billion in the first nine months of 2015. Gross margin in the first nine months of 2016 was negatively impacted by a $317 million charge related to the fair value step-up in inventories acquired in the DCC Transaction, reflected in Consumer Solutions and Infrastructure Solutions, and an $85 million charge for costs associated with transactions and productivity actions, reflected in Corporate. Gross margin in the first nine months of 2015 was negatively impacted by a $12 million charge related to the fair value step-up in inventories acquired in the Univation Technologies, LLC ("Univation") step acquisition, reflected in Performance Plastics, and a $6 million charge for costs associated with transactions and productivity actions, reflected in Corporate. See Note 4 to the Consolidated Financial Statements for additional information on the DCC Transaction and the Univation transaction. Excluding these certain items, gross margin increased compared with the same period last year as lower feedstock, energy and other raw material costs, cost cutting and productivity initiatives, decreased planned maintenance turnaround spending and the favorable impact from the addition of Dow Corning's silicones business more than offset lower selling prices.

Operating Rate
The Company’s global plant operating rate was 86 percent of capacity in the third quarter of 2016, flat with the third quarter of 2015. For the first nine months of 2016, the Company's global plant operating rate was 85 percent, unchanged from the first nine months of 2015.

Personnel Count
Personnel count was approximately 59,000 at September 30, 2016, up from approximately 49,000 at December 31, 2015 and up from approximately 52,000 at September 30, 2015. Headcount increased from December 31, 2015 as a result of the DCC Transaction which was partially offset by declines related to the Company's restructuring programs and a reduction in the number of seasonal employees.

Research and Development Expenses
Research and development ("R&D") expenses totaled $399 million in the third quarter of 2016, up $17 million (4 percent) from $382 million in the third quarter of 2015, primarily due to increased spending from the addition of Dow Corning's silicones business. For the first nine months of 2016, R&D expenses totaled $1,159 million, down from $1,194 million in the first nine months of 2015, primarily due to cost cutting and productivity initiatives and lower expenses as a result of recent divestitures which more than offset increased spending from the addition of Dow Corning's silicones business.

Selling, General and Administrative Expenses
SG&A expenses were $864 million in the third quarter of 2016, up $175 million (25 percent) from $689 million in the third quarter of last year. SG&A in the third quarter of 2016 was negatively impacted by a $135 million charge for costs associated with transactions and productivity actions, reflected in Corporate ($10 million for the third quarter of 2015). Excluding these certain items, SG&A in the third quarter of 2016 increased compared with the same period last year as higher spending from the addition of Dow Corning's silicones business more than offset lower expenses as a result of recent divestitures.

For the first nine months of 2016, SG&A expenses totaled $2,393 million, up from $2,214 million for the first nine months of 2015. SG&A in the first nine months of 2016 was negatively impacted by a $250 million charge for costs associated with transactions and productivity actions, reflected in Corporate ($16 million for the first nine months of 2015). Excluding these certain items, SG&A for the first nine months of 2016 decreased compared with the same period last year as a result of recent divestitures which more than offset higher spending from the addition of Dow Corning's silicones business.

Amortization of Intangibles
Amortization of intangibles was $162 million in the third quarter of 2016, up from $105 million in the third quarter of 2015. In the first nine months of 2016, amortization of intangibles was $387 million, up from $316 million in the same period last year. The increase in amortization is due to an increase in intangible assets as a result of the DCC Transaction. See Notes 4 and 6 to the Consolidated Financial Statements for additional information on intangible assets.

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

During the third quarter of 2016, the Company recorded an unfavorable adjustment to the 2015 restructuring charge related to additional accruals for exit and disposal activities of $1 million, reflected in Agricultural Sciences, offset by a favorable adjustment of $1 million for the impairment of long-lived assets, reflected in Infrastructure Solutions. In the second quarter of 2016, the Company recorded an unfavorable adjustment to the 2015 restructuring charge related to additional accruals for exit and disposal activities of $5 million, reflected in Agricultural Sciences ($4 million) and Consumer Solutions ($1 million). In the first quarter of 2016, the Company recorded a favorable adjustment to the 2015 restructuring charge related to the impairment of long-lived assets of $2 million, reflected in Infrastructure Solutions. See Note 3 to the Consolidated Financial Statements for details on the Company's restructuring activities.

Equity in Earnings of Nonconsolidated Affiliates
Dow's share of the earnings of nonconsolidated affiliates was $70 million in the third quarter of 2016, down from $135 million in the third quarter of 2015. In the first nine months of 2016, Dow's share of the earnings of nonconsolidated affiliates was $191 million, down from $575 million in the first nine months of 2015. The decline in earnings of nonconsolidated affiliates for the three- and nine-month periods ended September 30, 2016 was primarily due to higher equity losses at Sadara related to start-up expenses, lower equity earnings from the Kuwait joint ventures due to lower monoethylene glycol prices and a reduction in the ownership of MEGlobal (now part of EQUATE), and the DCC Transaction. Equity earnings for the first nine months of 2016 also declined due to a charge of $22 million for a loss on early redemption of debt incurred by Dow Corning and reflected in Consumer Solutions ($8 million) and Infrastructure Solutions ($14 million).

Sundry Income (Expense) - Net
Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, gains and losses on sales of investments and assets, and litigation. Sundry income (expense) – net in the third quarter of 2016 was net expense of $4 million, a decrease of $636 million compared with net income of $632 million in the third quarter of 2015. The third quarter of 2016 included a $33 million charge for an obligation related to the split-off of the Company's chlorine value chain (reflected in Corporate). The third quarter of 2015 included a $621 million gain related to the divestiture of the AgroFresh business (net of a $3 million loss for mark-to-market adjustments on warrants and reflected in Agricultural Sciences) and a gain on the sale of an Agricultural Sciences subsidiary which more than offset foreign currency exchange losses and $35 million of costs associated with transactions and productivity actions (reflected in Corporate).

Year to date, sundry income (expense) - net was net income of $1,305 million, a decrease of $375 million compared with net income of $1,680 million in the same period last year. In addition to the amounts previously discussed, the first nine months of 2016 included a $1,235 million loss related to the Company's settlement of the urethane matters class action lawsuit and the opt-out cases litigation (reflected in Performance Materials & Chemicals), a $2,445 million gain related to the DCC Transaction (reflected in Consumer Solutions ($1,301 million) and Infrastructure Solutions ($1,144 million)), a $6 million gain adjustment on the split-off of the Company's chlorine value chain (reflected in Performance Materials & Chemicals), gains on sales of assets and investments, and foreign currency exchange losses. The first nine months of 2015 included the amounts previously discussed, a $670 million gain on the divestiture of ANGUS Chemical Company and an $18 million gain on the divestiture of the global Sodium Borohydride business (both reflected in Performance Materials & Chemicals), a $361 million gain on the Univation step acquisition (reflected in Performance Plastics) and gains on sales of assets and investments which more than offset foreign currency exchange losses and $69 million of costs associated with transactions and productivity actions (reflected in Corporate). See Notes 4 and 11 to the Consolidated Financial Statements for additional information.

Net Interest Expense
Net interest expense (interest expense less capitalized interest and interest income) was $194 million in the third quarter of 2016, down from $215 million in the third quarter of last year. Year to date, net interest expense was $565 million compared with $660 million in the first nine months of 2015. The decline primarily reflects the effect of debt retired in 2015. Interest income was $26 million in the third quarter of 2016 compared with $18 million in the third quarter of 2015, and $64 million for the first nine months of 2016, compared with $46 million in the first nine months of 2015.

Provision for Income Taxes
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

The effective tax rate for the third quarter of 2016 was 24.9 percent, down from 30.4 percent for the third quarter of 2015. The tax rate in the third quarter of 2015 reflected the impact of the AgroFresh divestiture, including non-deductible items and the geographic mix of the gain. For the first nine months of 2016, the effective tax rate was 6.3 percent compared with 28.2 percent for the first nine months of 2015. The effective tax rate for the first nine months of 2016 declined due to the non-taxable gain on the DCC Transaction, a tax benefit on the reassessment of a deferred tax liability related to the basis difference in the Company’s investment in Dow Corning and a tax benefit related to the urethane matters class action lawsuit and opt-out cases settlements which more than offset a $57 million tax charge related to the adjustment of an uncertain tax position. The tax rate for the first nine months of 2015 reflected the impact of non-deductible items related to divestiture transactions which were partially offset by a non-taxable gain on the Univation step acquisition.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $14 million in the third quarter of 2016, down from $61 million in the third quarter of 2015. For the first nine months of 2016, net income attributable to noncontrolling interests was $54 million compared with $79 million in the same period last year. The decrease in net income attributable to noncontrolling interests for the three- and nine-month periods ended September 30, 2016, was primarily due to the Company's purchase of noncontrolling interests. See Note 14 to the Consolidated Financial Statements for additional information.

Preferred Stock Dividends
Preferred stock dividends of $85 million were recognized in the third quarters of 2016 and 2015 ($255 million in the first nine months of 2016 and 2015), related to the Company’s Cumulative Convertible Perpetual Preferred Stock, Series A.

Net Income Available for Common Stockholders
Net income available for common stockholders was $719 million, or $0.63 per share, in the third quarter of 2016, compared with $1,290 million, or $1.09 per share, in the third quarter of 2015. Net income available for common stockholders for the first nine months of 2016 was $4,011 million, or $3.48 per share, compared with $3,818 million, or $3.24 per share for the same period of 2015. See Note 17 to the Consolidated Financial Statements for details on the Company's earnings per share calculations.

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

The following tables summarize the impact of certain items recorded in the three- and nine-month periods ended September 30, 2016 and September 30, 2015.

Certain Items Impacting Results	Pretax Impact (1)		Net Income (2)		EPS - Diluted (3) (4)
	Three Months Ended		Three Months Ended		Three Months Ended
In millions, except per share amounts (Unaudited)	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Reported U.S. GAAP Amounts (5)(6)			$719	$1,290	$0.63	$1.09
- Certain items:
Cost of sales:
Costs associated with transactions and productivity actions	$(28)	$(6)	(18)	(4)	(0.01)	—
Impact of Dow Corning ownership restructure	(212)	—	(144)	—	(0.13)	—
Selling, general and administrative expenses:
Costs associated with transactions and productivity actions	(135)	(10)	(111)	(6)	(0.10)	(0.01)
Sundry income (expense) - net:
Obligation related to the split-off of the chlorine value chain	(33)	—	(40)	—	(0.04)	—
Gain on divestiture of AgroFresh business	—	621	—	366	—	0.32
Costs associated with transactions and productivity actions	—	(35)	—	(25)	—	(0.02)
Total certain items	$(408)	$570	$(313)	$331	$(0.28)	$0.29
+ Dilutive effect of assumed preferred stock conversion into shares of common stock					N/A	$0.02
= Operating Results (Non-GAAP)			$1,032	$959	$0.91	$0.82

(1)	Impact on "Income Before Income Taxes."

(2)	"Net Income Available for The Dow Chemical Company Common Stockholders."

(3)	"Earnings per common share - diluted."

(4)
For the three-month period ended September 30, 2015, conversion of the Company' Cumulative Convertible Perpetual Preferred Stock, Series A ("Preferred Stock") into shares of the Company's common stock was excluded from the calculation of "Diluted earnings per share adjusted to exclude certain items" as well as the earnings per share impact of certain items because the effect of including them would have been antidilutive.

(5)
For the three-month period ended September 30, 2015, an assumed conversion of the Company's Preferred Stock into shares of the Company's common stock was included in the calculation of diluted earnings per share (reported U.S. GAAP amount).

(6)
The Company used "Net Income Attributable to The Dow Chemical Company" when calculating diluted earnings per share (reported U.S. GAAP amount) for the three-month period ended September 30, 2015, as it excludes quarterly preferred dividends of $85 million.

Certain Items Impacting Results	Pretax Impact (1)		Net Income (2)		EPS - Diluted (3) (4)
	Nine Months Ended		Nine Months Ended		Nine Months Ended
In millions, except per share amounts (Unaudited)	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Reported U.S. GAAP Amounts (5)(6)			$4,011	$3,818	$3.48	$3.24
- Certain items:
Cost of sales:
Costs associated with transactions and productivity actions	$(85)	$(6)	(54)	(4)	(0.04)	—
Impact of Dow Corning ownership restructure	(317)	—	(216)	—	(0.19)	—
Univation step acquisition	—	(12)	—	(8)	—	(0.01)
Selling, general and administrative expenses:
Costs associated with transactions and productivity actions	(250)	(16)	(208)	(10)	(0.19)	(0.01)
Restructuring charges	(454)	(375)	(308)	(246)	(0.27)	(0.21)
Equity in earnings of nonconsolidated affiliates:
Impact of Dow Corning ownership restructure	(22)	—	(20)	—	(0.02)	—
Sundry income (expense) - net:
Obligation related to the split-off of the chlorine value chain	(33)	—	(40)	—	(0.04)	—
Impact of Dow Corning ownership restructure	2,445	—	2,586	—	2.28	—
Gain on divestiture of AgroFresh business	—	621	—	366	—	0.32
Urethane matters legal settlements	(1,235)	—	(778)	—	(0.70)	—
Univation step acquisition	—	361	—	359	—	0.31
Gain adjustment on split-off of chlorine value chain	6	—	6	—	0.01	—
Gain on divestiture of ANGUS Chemical Co	—	670	—	451	—	0.39
Divestiture of Sodium Borohydride business	—	18	—	(9)	—	(0.01)
Costs associated with transactions and productivity actions	—	(104)	—	(78)	—	(0.07)
Provision for income taxes:
Uncertain tax position adjustment	—	—	(57)	—	(0.05)	—
Total certain items	$55	$1,157	$911	$821	$0.79	$0.71
+ Dilutive effect of assumed preferred stock conversion into shares of common stock					$0.07	$0.05
= Operating Results (Non-GAAP)			$3,100	$2,997	$2.76	$2.58
(1)    Impact on "Income Before Income Taxes."
(2)    "Net Income Available for The Dow Chemical Company Common Stockholders."
(3)    "Earnings per common share - diluted."

(4)
For the nine-month periods ended September 30, 2016 and September 30, 2015, conversion of the Company' Cumulative Convertible Perpetual Preferred Stock, Series A ("Preferred Stock") into shares of the Company's common stock was excluded from the calculation of "Diluted earnings per share adjusted to exclude certain items" as well as the earnings per share impact of certain items because the effect of including them would have been antidilutive.

(5)
For the nine-month periods ended September 30, 2016 and September 30, 2015, an assumed conversion of the Company's Preferred Stock into shares of the Company's common stock was included in the calculation of diluted earnings per share (reported U.S. GAAP amount).

(6)
The Company used "Net Income Attributable to The Dow Chemical Company" when calculating diluted earnings per share (reported U.S. GAAP amount) for the nine-month periods ended September 30, 2016 and September 30, 2015, as it excludes quarterly preferred dividends of $85 million.

OUTLOOK
Dow sees steady growth in North America and Europe continuing, with the Company's new innovations and products outpacing the market. The strength of the consumer and emphasis on growth in Southeast Asia and second-tier cities in China continue to drive Dow's results in Asia Pacific. Latin America is showing strength in the Andean economies and Mexico, and Brazil is beginning to recover from a low base.

Consumer-led demand remains a notable bright spot, and Dow expects continued robust growth fundamentals in its core markets of packaging, automotive and construction, adjusting for traditional end-of-year seasonality. The Company's competitive advantages in these attractive, high-growth markets continue to be further enhanced by the growth synergies inherent in the Dow Corning integration.

Going forward, the Dow team remains relentlessly focused on its priorities - delivering the operating and financial plan through disciplined execution on margin and volume management, self-help and cost cutting; accelerating earnings growth and value creation through the continued integration of Dow Corning; and successfully closing the DowDuPont transaction. Dow's financial performance fuels its excitement about the future and confidence in the path toward the intended creation of three focused, industry-leading companies that will further maximize shareholder value.

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

SALES VOLUME AND PRICE BY OPERATING SEGMENT AND GEOGRAPHIC AREA

Sales Volume and Price by Operating Segment and	Three Months Ended			Nine Months Ended
Geographic Area	Sep 30, 2016			Sep 30, 2016
Percentage change from prior year	Volume	Price	Total	Volume	Price	Total
Operating segments
Agricultural Sciences	3%	3%	6%	(5)%	(1)%	(6)%
Consumer Solutions	45	(3)	42	21	(4)	17
Infrastructure Solutions	38	(5)	33	16	(7)	9
Performance Materials & Chemicals	(16)	(9)	(25)	(18)	(11)	(29)
Performance Plastics	10	(9)	1	11	(12)	(1)
Total	10%	(6)%	4%	3%	(9)%	(6)%
Geographic areas
United States	10%	(5)%	5%	5%	(10)%	(5)%
Europe, Middle East, Africa and India	9	(11)	(2)	2	(9)	(7)
Rest of World	11	(4)	7	3	(8)	(5)
Total	10%	(6)%	4%	3%	(9)%	(6)%

Sales Volume and Price by Operating Segment and	Three Months Ended			Nine Months Ended
Geographic Area, Excluding Acquisitions and Divestitures (1)	Sep 30, 2016			Sep 30, 2016
Percentage change from prior year	Volume	Price	Total	Volume	Price	Total
Operating segments
Agricultural Sciences	3%	3%	6%	(4)%	(1)%	(5)%
Consumer Solutions	3	(3)	—	2	(4)	(2)
Infrastructure Solutions	(3)	(5)	(8)	(2)	(8)	(10)
Performance Materials & Chemicals	4	(11)	(7)	2	(14)	(12)
Performance Plastics	11	(9)	2	13	(13)	—
Total	6%	(7)%	(1)%	5%	(10)%	(5)%
Geographic areas
United States	6%	(5)%	1%	5%	(10)%	(5)%
Europe, Middle East, Africa and India	9	(12)	(3)	6	(10)	(4)
Rest of World	2	(4)	(2)	2	(9)	(7)
Total	6%	(7)%	(1)%	5%	(10)%	(5)%

(1)
Excludes prior period sales of recent divestitures including the chlorine value chain, divested on October 5, 2015 (primarily Performance Materials & Chemicals and Performance Plastics), the AgroFresh business, divested on July 31, 2015 (Agricultural Sciences), ANGUS Chemical Company, divested on February 2, 2015 (Performance Materials & Chemicals) and the global Sodium Borohydride business, divested on January 30, 2015 (Performance Materials & Chemicals). Also excludes current period sales related to the ownership restructure of Dow Corning announced on June 1, 2016 (Consumer Solutions and Infrastructure Solutions) and sales from January 1, 2016 through April 30, 2016 for the step acquisition of Univation Technologies, LLC, acquired on May 5, 2015 (Performance Plastics).

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

Agricultural Sciences	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Sales	$1,235	$1,167	$4,458	$4,778
Price change from comparative period	3%	N/A	(1)%	N/A
Volume change from comparative period	3%	N/A	(5)%	N/A
Volume change, excluding divestitures	3%	N/A	(4)%	N/A
Equity earnings	$8	$2	$4	$2
EBITDA	$101	$582	$732	$1,246
Certain items impacting EBITDA	$(1)	$621	$(5)	$607
EBITDA excluding certain items	$102	$(39)	$737	$639

Agricultural Sciences sales were $1,235 million in the third quarter of 2016, up 6 percent from $1,167 million in the third quarter of 2015. Compared with the same quarter last year, volume increased 3 percent and price increased 3 percent, including the favorable impact of currency which represented approximately 25 percent of the price increase. Sales increased primarily as a result of strong Seeds demand in Latin America which more than offset sales declines in all other geographic areas. Seeds sales increased 59 percent compared with the third quarter of 2015 on strong demand for corn and soybean seeds in Latin America. Crop Protection sales declined 2 percent compared with the third quarter of 2015, as lower prices for generic herbicides and reduced demand for fungicides more than offset demand growth in Latin America.

EBITDA for the third quarter of 2016 was $101 million, compared with $582 million in the third quarter of 2015. EBITDA for the third quarter of 2016 was negatively impacted by a $1 million restructuring charge adjustment. EBITDA for the third quarter of 2015 was positively impacted by a pretax gain of $621 million related to the divestiture of AgroFresh. See Notes 3 and 4 to the Consolidated Financial Statements for additional information on these items. Excluding these certain items, EBITDA increased compared with the same period last year due to higher sales volume, primarily for corn seeds, new product introductions, increased selling prices, and benefits from lower operating costs driven by productivity initiatives.

Agricultural Sciences sales were $4,458 million for the first nine months of 2016, down 6 percent from $4,778 million in the first nine months of 2015. Compared with the same period last year, volume decreased 5 percent and price decreased 1 percent. Agricultural Sciences reported sales declines in all geographic areas, except Latin America. Sales declined as a result of the AgroFresh divestiture, product lines sold in 2015, currency headwinds and lower crop commodity prices. Crop Protection sales decreased 8 percent compared with the first nine months of 2015, driven primarily by volume declines which reflected the AgroFresh divestiture and reduced demand for herbicides and insecticides. Seeds sales were flat compared with the first nine months of 2015, as strong demand for corn seeds in Latin America was offset by soft demand for sunflower seeds. Excluding divestitures, volume for the segment was down 4 percent.

For the first nine months of 2016, EBITDA was $732 million, down $514 million from $1,246 million in the first nine months of 2015. In addition to the certain items previously discussed, EBITDA for the first nine months of 2016 was negatively impacted by $4 million of 2015 restructuring charge adjustments. EBITDA for the first nine months of 2015 was negatively impacted by $14 million of restructuring charges. Excluding these certain items, EBITDA increased compared with the same period last year as benefits from lower operating costs, primarily from productivity initiatives, more than offset lower sales volume, lower selling prices (driven primarily by currency) and the absence of earnings from AgroFresh and other product lines sold in 2015.

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

CONSUMER SOLUTIONS
The Consumer Solutions segment consists of four global businesses – Consumer Care, Dow Automotive Systems, Dow Electronic Materials and Consumer Solutions - Silicones. This segment also includes a portion of the Company’s share of the results of Dow Corning, a joint venture of the Company, through May 31, 2016. Consumer Care includes Dow Home, Institutional & Personal Care Solutions, Dow Pharma and Food Solutions, and SAFECHEM. Dow Automotive Systems includes Adhesives and Performance Solutions. Dow Electronic Materials includes Semiconductor Technologies, Interconnect Technologies, Display Technologies and Growth Technologies. Consumer Solutions - Silicones includes Beauty and Personal Care, Household Care, Healthcare, Consumer Goods and Automotive.

As of June 1, 2016, Dow Corning, previously a 50:50 joint venture with Corning, became a wholly owned subsidiary of Dow as a result of the DCC Transaction. Dow and Corning continue to maintain their historical proportional equity interest in Hemlock Semiconductor Group ("HSC Group"). Beginning in June 2016, the results of Dow Corning, excluding the HSC Group, are fully consolidated into the Company's consolidated statements of income and aligned with the Consumer Solutions and Infrastructure Solutions segments. The results of the HSC Group will continue to be reported as "Equity in earnings of nonconsolidated affiliates" in the Company's consolidated statements of income and aligned with Consumer Solutions and Infrastructure Solutions segments. See Note 4 to the Consolidated Financial Statements for additional information on this transaction.

Consumer Solutions	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Sales	$1,575	$1,108	$3,894	$3,327
Price change from comparative period	(3)%	N/A	(4)%	N/A
Volume change from comparative period	45%	N/A	21%	N/A
Volume change, excluding acquisitions	3%	N/A	2%	N/A
Equity earnings	$9	$14	$47	$53
EBITDA	$375	$289	$2,260	$744
Certain items impacting EBITDA	$(117)	$—	$1,117	$(67)
EBITDA excluding certain items	$492	$289	$1,143	$811

Consumer Solutions sales were $1,575 million in the third quarter of 2016, up from $1,108 million in the third quarter of 2015. Sales increased 42 percent from the third quarter of 2015 with volume up 45 percent and price down 3 percent. Compared with the same quarter last year, volume increased in all geographic areas, primarily reflecting the impact of Consumer Solutions - Silicones. Excluding the impact of Consumer Solutions - Silicones, volume increased 3 percent with increases in all businesses. Dow Automotive Systems volume increased, notably in Asia Pacific, driven by demand for Dow's light-weighting technologies. Dow Electronic Materials reported volume growth in Asia Pacific due to strong demand for chemical mechanical planarization pads and slurries, organic light-emitting diode materials, and printed circuit board technologies used in smartphones. Consumer Care volume increased due to market share and innovation gains in the home and personal care market sectors in EMEAI, which more than offset customer de-stocking of cellulosics used in pharmaceutical applications and the shutdown of a cellulosics facility in Institute, West Virginia, in the fourth quarter of 2015. Price declined in all businesses and all geographic areas. Price declined in Dow Automotive Systems in response to lower raw material prices. Price declined in Dow Electronic Materials due to a decrease in precious metal prices and competitive pricing pressures, which more than offset the favorable impact of currency in Asia Pacific. Price declined in Consumer Care driven by competitive pricing pressures for home care products.

EBITDA in the third quarter of 2016 was $375 million, up from $289 million in the third quarter of 2015. Compared with the same quarter last year, EBITDA was negatively impacted by a pretax loss of $117 million related to the fair value step-up in inventories acquired in the DCC Transaction. See Note 4 to the Consolidated Financial Statements for additional information on this certain item. Excluding this certain item, EBITDA improved from the same quarter last year as earnings from Consumer Solutions - Silicones and higher sales volume more than offset the impact of lower selling prices.

Consumer Solutions sales were $3,894 million for the first nine months of 2016, up 17 percent from $3,327 million in the first nine months of 2015. Compared with the same period last year, volume was up 21 percent and price was down 4 percent. Excluding the impact of Consumer Solutions - Silicones, volume increased 2 percent. On the same basis, volume increased in all businesses and all geographic areas while price declined in all businesses and all geographic areas.

EBITDA for the first nine months of 2016 was $2,260 million, up from $744 million in the first nine months of 2015. In addition to the certain item previously discussed, EBITDA was favorably impacted by a pretax gain of $1,301 million on the DCC Transaction. EBITDA was negatively impacted by $28 million of 2016 restructuring charges, a pretax loss of $30 million associated with the fair value step-up in inventories acquired in the DCC Transaction, a pretax loss of $8 million related to the early redemption of debt incurred by Dow Corning, and a $1 million unfavorable adjustment related to the Company’s 2015 restructuring program. EBITDA for the first nine months of 2015 was negatively impacted by $67 million of restructuring charges. See Notes 3 and 4 to the Consolidated Financial Statements for additional information on these certain items. Excluding these certain items, EBITDA for the first nine months of 2016 improved compared with the same period last year as earnings from Consumer Solutions - Silicones, higher sales volume, lower feedstock, energy and other raw material costs and lower operating costs due to cost cutting and productivity initiatives more than offset the impact of lower selling prices.

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

Infrastructure Solutions	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Sales	$2,534	$1,900	$6,213	$5,689
Price change from comparative period	(5)%	N/A	(7)%	N/A
Volume change from comparative period	38%	N/A	16%	N/A
Volume change, excluding acquisitions	(3)%	N/A	(2)%	N/A
Equity earnings	$25	$25	$121	$136
EBITDA	$285	$325	$1,968	$860
Certain items impacting EBITDA	$(94)	$—	$864	$(27)
EBITDA excluding certain items	$379	$325	$1,104	$887

Infrastructure Solutions sales were $2,534 million in the third quarter of 2016, up 33 percent from $1,900 million in the third quarter of 2015, with volume up 38 percent and price down 5 percent. Compared with the same quarter last year, volume was up in all geographic areas, primarily reflecting the impact of Infrastructure Solutions - Silicones, and in all businesses, except for Energy & Water Solutions and Performance Monomers. Excluding the impact of Infrastructure Solutions - Silicones, volume decreased 3 percent. Performance Monomers volume decreased primarily due to the business' ongoing strategy to reduce its merchant acrylic monomer exposure, which more than offset increased demand for vinyl acetate monomers, most notably in EMEAI. Volume decreased in Energy & Water Solutions in all geographic areas due to soft demand for reverse osmosis membranes used in industrial applications and continued weakness in the energy sector. Dow Coating Materials volume increased, principally in Asia Pacific, due to growth in both architectural and industrial coatings. Dow Building & Construction reported modest volume growth driven by demand for construction chemicals, most notably in Asia Pacific. Price was down in all geographic areas and all businesses in response to lower raw material prices and competitive pricing pressures.

EBITDA for the third quarter of 2016 was $285 million, compared with $325 million in the third quarter of 2015. EBITDA for the third quarter of 2016 was negatively impacted by a pretax loss of $95 million related to the fair value step-up in inventories acquired in the DCC Transaction and favorably impacted by a $1 million adjustment related to the Company’s 2015 restructuring program. See Notes 3 and 4 to the Consolidated Financial Statements for additional information on these certain items. Excluding these certain items, EBITDA improved compared with the same quarter last year as earnings from Infrastructure Solutions - Silicones and lower other raw material costs more than offset the impact of lower selling prices.

Infrastructure Solutions sales were $6,213 million for the first nine months of 2016, up 9 percent from $5,689 million in the first nine months of 2015. Compared with the same period last year, volume was up 16 percent and price was down 7 percent. Excluding the impact of Infrastructure Solutions - Silicones, volume decreased 2 percent. On the same basis, volume declines in Performance Monomers and Energy & Water Solutions more than offset volume increases in Dow Building & Construction and Dow Coating Materials. Volume decreased in all geographic areas, except Asia Pacific. Price declined in all geographic areas and all businesses.

EBITDA for the first nine months of 2016 was $1,968 million, up from $860 million in the first nine months of 2015. In addition to the certain items listed above, EBITDA for the first nine months of 2016 was favorably impacted by a pretax gain of $1,144 million on the DCC Transaction. EBITDA was negatively impacted by $97 million of restructuring charges, a pretax loss of $14 million related to the early redemption of debt incurred by Dow Corning and a pretax loss of $75 million related to the fair value step-up in inventories acquired in the DCC Transaction. EBITDA for the first nine months of 2015 was negatively impacted by $27 million of restructuring charges. See Notes 3 and 4 to the Consolidated Financial Statements for additional information on these certain items. Excluding these certain items, EBITDA increased compared with the same period last year as earnings from Infrastructure Solutions - Silicones, lower propylene and other raw material costs, lower maintenance turnaround spending and cost cutting and productivity initiatives more than offset the impact of lower selling prices.

PERFORMANCE MATERIALS & CHEMICALS
The Performance Materials & Chemicals segment consists of the following businesses: Chlor-Alkali and Vinyl, Industrial Solutions and Polyurethanes. The segment also includes a portion of the results of EQUATE, The Kuwait Olefins Company K.S.C. ("TKOC"), Map Ta Phut Olefins Company Limited and Sadara, all joint ventures of the Company.

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

Performance Materials & Chemicals	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Sales	$2,367	$3,142	$6,812	$9,592
Price change from comparative period	(9)%	N/A	(11)%	N/A
Volume change from comparative period	(16)%	N/A	(18)%	N/A
Volume change, excluding divestitures	4%	N/A	2%	N/A
Equity earnings (losses)	$(6)	$54	$(49)	$231
EBITDA	$322	$540	$(277)	$2,335
Certain items impacting EBITDA	$—	$—	$(1,229)	$688
EBITDA excluding certain items	$322	$540	$952	$1,647

Performance Materials & Chemicals sales were $2,367 million in the third quarter of 2016, down 25 percent from $3,142 million in the third quarter of 2015, with volume down 16 percent and price down 9 percent. Compared with the same quarter last year, price declined in all geographic areas and all businesses due to lower raw material prices and competitive pricing pressures. Volume was impacted by the recent split-off of the chlorine value chain. Excluding this divestiture, volume increased 4 percent. Polyurethanes volume increased, driven by double-digit volume growth in Asia Pacific and EMEAI for polyols and polyurethane systems products, which more than offset volume decreases in North America and Latin America. Industrial Solutions volume increased in all geographic areas, except Latin America, driven by strong demand for heat transfer fluids used in solar applications, most notably in EMEAI, and strong demand for oxygenated solvents. Chlor-Alkali and Vinyl volume was flat, reflecting the impact of planned maintenance turnaround activity.

EBITDA for the third quarter of 2016 was $322 million, down from $540 million in the third quarter of 2015. EBITDA decreased from the same quarter last year primarily due to lower selling prices, decreased sales volume, a decline in equity earnings from the Kuwait joint ventures due to lower monoethylene glycol prices and a reduced ownership position in MEGlobal, higher equity losses from Sadara related to start-up expenses, and the absence of earnings from the chlorine value chain which more than offset the impact of lower R&D and SG&A spending and lower operating expenses.

In the first nine months of 2016, Performance Materials & Chemicals sales were $6,812 million, down from $9,592 million in the first nine months of 2015. Compared with the same period last year, volume decreased 18 percent while price declined 11 percent. Excluding the impact of recent divestitures, volume increased 2 percent. Volume gains in Polyurethanes, in Asia Pacific and EMEAI, and Chlor-Alkali and Vinyl in EMEAI more than offset declines in Industrial Solutions. Price declined in all businesses and all geographic areas.

EBITDA for the first nine months of 2016 was a loss of $277 million, compared with a gain of $2,335 million in the first nine months of 2015. EBITDA for the first nine months of 2016 was negatively impacted by a pretax loss of $1,235 million related to the settlement of the urethane matters class action lawsuit and opt-out cases litigation and favorably impacted by a pretax gain of $6 million related to post-closing adjustments on the split-off of the chlorine value chain. EBITDA for the first nine months of 2015 was favorably impacted by a pretax gain of $670 million on the divestiture of ANGUS Chemical Company and a pretax gain of $18 million on the divestiture of the global Sodium Borohydride business. See Notes 4 and 11 to the Consolidated Financial Statements for additional information on these certain items. Excluding these certain items, EBITDA decreased compared with the same period last year as lower selling prices, decreased sales volume, lower equity earnings from the Kuwait joint ventures, higher equity losses from Sadara related to start-up expenses, and the absence of earnings from the chlorine value chain more than offset the impact of lower feedstock, energy and other raw material costs, lower R&D and SG&A spending and lower operating costs.

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

Performance Plastics	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Sales	$4,702	$4,665	$13,561	$13,740
Price change from comparative period	(9)%	N/A	(12)%	N/A
Volume change from comparative period	10%	N/A	11%	N/A
Volume change, excluding acquisitions and divestitures	11%	N/A	13%	N/A
Equity earnings	$39	$50	$83	$174
EBITDA	$1,251	$1,349	$3,479	$3,837
Certain items impacting EBITDA	$—	$—	$(10)	$337
EBITDA excluding certain items	$1,251	$1,349	$3,489	$3,500

Performance Plastics sales in the third quarter of 2016 were $4,702 million, up 1 percent from $4,665 million in the third quarter of 2015 with volume up 10 percent and price down 9 percent. Price was down in all geographic areas and all businesses in response to lower feedstock, energy and other raw material prices. Volume was up in all businesses and all geographic areas, except Latin America. Excluding acquisitions and divestitures, volume increased 11 percent. Dow Packaging and Specialty Plastics volume increased in North America and EMEAI due to increased demand for industrial and consumer packaging applications, which more than offset volume declines in Asia Pacific and Latin America. Dow Elastomers volume increased in Asia Pacific and North America due to higher demand for transportation, infrastructure and consumer goods which more than offset volume declines in EMEAI. Dow Electrical and Telecommunications volume increased in Latin America and North America due to demand for power cable installations and fiber optics which more than offset volume declines in Asia Pacific and EMEAI. Volume increased in the Hydrocarbons and Energy businesses due to supply agreements with Olin Corporation as a result of the split-off of the chlorine value chain in the fourth quarter of 2015.

EBITDA in the third quarter of 2016 was $1,251 million, down from $1,349 million in the third quarter of 2015. EBITDA decreased compared with the third quarter of 2015 as the impact of lower selling prices, higher maintenance turnaround spending and increased equity losses from Sadara related to start-up expenses more than offset the impact of lower feedstock, energy and other raw material costs, higher sales volume and improved equity earnings from The SCG-Dow Group.

Performance Plastics sales for the first nine months of 2016 were $13,561 million, a decrease of 1 percent from $13,740 million in the first nine months of 2015. Compared with the same period last year, price decreased 12 percent and volume increased 11 percent. Price declined in all geographic areas and all businesses as a result of lower feedstock, energy and other raw material prices. Excluding the impact of acquisitions and divestitures, volume was up 13 percent with increases in all businesses and geographic areas.

EBITDA for the first nine months of 2016 was $3,479 million, down from $3,837 million in the first nine months of 2015.
EBITDA for the first nine months of 2016 was negatively impacted by $10 million of restructuring charges. EBITDA for the first nine months of 2015 was positively impacted by a pretax gain of $349 million related to the step acquisition of Univation and negatively impacted by $12 million of restructuring charges. See Notes 3 and 4 to the Consolidated Financial Statements for additional information on these items. Excluding these certain items, EBITDA decreased slightly compared with the first nine months of 2015 as the impact of higher sales volume, lower maintenance turnaround spending, lower feedstock, energy and other raw material costs and higher equity earnings from The SCG-Dow Group were more than offset by lower selling prices, lower equity earnings from EQUATE and TKSC and increased equity losses from Sadara related to start-up expenses.

CORPORATE
Corporate includes certain enterprise and governance activities (including insurance operations, geographic management, risk management such as foreign currency hedging activities, audit fees, donations, etc.), the results of Ventures (including business incubation platforms and non-business aligned joint ventures), environmental operations, gains and losses on the sales of financial assets, severance costs, non-business aligned litigation expenses (including asbestos-related defense costs and reserve adjustments) and foreign exchange results.

Corporate	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Sales	$70	$54	$200	$190
Equity losses	$(5)	$(10)	$(15)	$(21)
EBITDA	$(271)	$(162)	$(919)	$(659)
Certain items impacting EBITDA	$(196)	$(51)	$(682)	$(381)
EBITDA excluding certain items	$(75)	$(111)	$(237)	$(278)

Sales for Corporate, which primarily relate to the Company's insurance operations, were $70 million in the third quarter of
2016, up from $54 million in the third quarter of 2015. For the first nine months of 2016, sales were $200 million, up from
$190 million in the same period of 2015.

EBITDA in the third quarter of 2016 was a loss of $271 million, compared with a loss of $162 million in the third quarter of 2015. EBITDA in the third quarter of 2016 was negatively impacted by $163 million of costs associated with transactions and productivity actions and a $33 million charge for an obligation related to the chlorine value chain, which was split-off from the Company in the fourth quarter of 2015. EBITDA in the third quarter of 2015 was negatively impacted by $51 million of costs associated with transactions and productivity actions.

EBITDA for the first nine months of 2016 was a loss of $919 million, compared with a loss of $659 million in the same period last year. EBITDA in the first nine months of 2016 was negatively impacted by $335 million of costs associated with transactions and productivity actions, $314 million of restructuring charges, and a $33 million charge for an obligation related to the split-off of the chlorine value chain. EBITDA in the first nine months of 2015 was negatively impacted by $255 million of restructuring charges and $126 million of costs associated with transactions and productivity actions. See Note 3 to the Consolidated Financial Statements for details on the Company's restructuring activities.

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents of $7,032 million at September 30, 2016 and $8,577 million at December 31, 2015, of which $5,565 million at September 30, 2016 and $6,494 million at December 31, 2015 was held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. At September 30, 2016, management believed that sufficient liquidity was available in the United States. However, in the unusual event that additional foreign funds are needed in the United States, the Company has the ability to repatriate additional funds. The repatriation could result in an adjustment to the tax liability after considering available foreign tax credits and other tax attributes. It is not practicable to calculate the unrecognized deferred tax liability on undistributed foreign earnings.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Nine Months Ended
In millions	Sep 30, 2016	Sep 30, 2015
Cash provided by (used in):
Operating activities	$3,615	$5,175
Investing activities	(2,498)	(1,240)
Financing activities	(2,688)	(1,841)
Effect of exchange rate changes on cash	26	(125)
Summary
Increase (decrease) in cash and cash equivalents	$(1,545)	$1,969
Cash and cash equivalents at beginning of year	8,577	5,654
Cash and cash equivalents at end of period	$7,032	$7,623

Cash Flows from Operating Activities
In the first nine months of 2016, cash provided by operating activities decreased compared with the same period last year, primarily due to cash payments related to the settlement of the urethane matters class action lawsuit and opt-out cases litigation.

Net Working Capital In millions	Sep 30, 2016		Dec 31, 2015
Current assets (1)	$24,778		$23,941
Current liabilities (1)	12,655		11,115
Net working capital	$12,123		$12,826
Current ratio	1.96	:1	2.15	:1
Days-sales-outstanding-in-receivables	48		47
Days-sales-in-inventory	76		72
(1)    Presented in accordance with newly implemented ASU 2015-17. See Note 1 to the
Consolidated Financial Statements for further information.

Net working capital decreased from December 31, 2015 to September 30, 2016, primarily due to a decrease in "Cash and cash equivalents" related to the settlement of the urethane matters class action lawsuit and opt-out cases litigation and an increase in "Accounts payable" which were partially offset by increases in "Accounts and notes receivable" and "Inventories," reflecting the addition of Dow Corning's silicones business. Days-sales-outstanding-in-receivables increased 1 day in the first nine months of 2016. Days-sales-in-inventory increased 4 days in the first nine months of 2016.

Cash Flows from Investing Activities
In the first nine months of 2016, cash used in investing activities was $2,498 million, primarily due to capital expenditures, including U.S. Gulf Coast projects, and investments in and loans to nonconsolidated affiliates, primarily with Sadara, which were partially offset by net cash acquired in the DCC Transaction. In the first nine months of 2015, cash used in investing activities was $1,240 million, primarily due to capital expenditures, including U.S. Gulf Coast projects, and investments in and loans to nonconsolidated affiliates, primarily with Sadara, which were partially offset by proceeds received on divestitures, including ANGUS Chemical Company, the global Sodium Borohydride business and the AgroFresh business.

Capital spending was $2,877 million in the first nine months of 2016, compared with $2,817 million in the first nine months of 2015. The Company expects capital spending in 2016 to be approximately $3.9 billion.

During the first nine months of 2016, the Company loaned an additional $831 million to Sadara and converted approximately $880 million of the loan balance into equity. The Company expects to loan approximately $340 million to Sadara during the remainder of 2016. All or a portion of the outstanding loans to Sadara could potentially be converted into equity in future periods.

Cash Flows from Financing Activities
In the first nine months of 2016, cash used in financing activities increased compared with the same period last year, primarily due to higher payments on long-term debt, reduced proceeds from issuance of long-term debt and increased payments made to purchase a noncontrolling interest.

Free Cash Flow
The Company's management believes that free cash flow, a non-GAAP financial measure, provides relevant and meaningful information to investors about the Company's ability to generate cash after investing in its asset base. Free cash flow represents the cash that remains available to fund obligations using the Company's primary source of incremental liquidity - cash provided by operating activities. This financial measure is not recognized in accordance with U.S. GAAP and should not be viewed as an alternative to U.S. GAAP financial measures of performance.

The following table provides a reconciliation of free cash flow to "Cash provided by operating activities" for the nine-month periods ended September 30, 2016 and September 30, 2015:

Reconciliation of Free Cash Flow to "Cash Provided by Operating Activities" In millions	Nine Months Ended
	Sep 30, 2016	Sep 30, 2015
Cash provided by operating activities	$3,615	$5,175
- Capital expenditures	2,877	2,817
Free Cash Flow	$738	$2,358

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

Commercial Paper
Dow issues promissory notes under its U.S. and Euromarket commercial paper programs. The Company had no commercial paper outstanding at September 30, 2016 or December 31, 2015. The Company maintains access to the commercial paper market at competitive rates.

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

Committed Credit Facilities
In the event Dow has short-term liquidity needs and is unable to issue commercial paper for any reason, Dow has the ability to access liquidity through its committed and available credit facilities, as summarized below:

Committed and Available Credit Facilities at September 30, 2016
In millions	Effective Date	Committed Credit	Available Credit	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility ("Revolving Credit Facility")	March 2015	$5,000	$5,000	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2017	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	280	280	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	200	200	March 2020	Floating rate
Bilateral Revolving Credit Facility	May 2016	200	200	May 2018	Floating rate
Bilateral Revolving Credit Facility	July 2016	200	200	July 2018	Floating rate
Bilateral Revolving Credit Facility	August 2016	100	100	August 2018	Floating rate
DCC Term Loan Facility (1)	February 2016	4,500	—	May 2018	Floating rate
Total Committed and Available Credit Facilities		$10,880	$6,380

(1)	Drawn on May 31, 2016, by Dow Corning, a wholly owned subsidiary of the Company as of June 1, 2016.

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

Shelf Registration - U.S.
The Company’s shelf registration with the U.S. Securities and Exchange Commission ("SEC") for an unspecified amount of mixed securities expired on February 19, 2016. In addition, a prospectus supplement that registered an unlimited amount of securities for issuance under the Company’s InterNotes program also expired on February 19, 2016. Due to the pending transaction with DuPont in which the Company and DuPont will combine in an all-stock merger of equals strategic combination, the Company did not renew the shelf registration or file a new prospectus supplement for the InterNotes program. However, the Company remains prepared to renew the shelf registration and file a new prospectus supplement for the InterNotes program with the SEC.

Shelf Registration - Japan
At September 30, 2016, the Company had Japanese yen 50 billion (approximately $490 million) of securities available for issuance under a shelf registration renewed with the Kanto Local Finance Bureau of the Ministry of Finance of Japan effective December 13, 2014, which will expire on December 12, 2016. The Company does not intend to renew this shelf registration when it expires in December.

Debt
As Dow continues to maintain its strong balance sheet and financial flexibility, management is focused on net debt, as Dow believes this is the best representation of the Company’s financial leverage at this point in time. As shown in the following table, net debt is equal to total gross debt minus "Cash and cash equivalents." At September 30, 2016, net debt as a percent of total capitalization increased to 32 percent. This increase was primarily due to debt assumed in the DCC Transaction.

Total Debt In millions	Sep 30, 2016	Dec 31, 2015
Notes payable	$236	$454
Long-term debt due within one year (1)	633	541
Long-term debt (1)	20,423	16,215
Gross debt	$21,292	$17,210
Cash and cash equivalents	$7,032	$8,577
Net debt	$14,260	$8,633
Gross debt as a percent of total capitalization	41.2%	39.7%
Net debt as a percent of total capitalization	32.0%	24.8%

(1)	Presented net of unamortized debt issuance costs. See Note 13 to the Consolidated
Financial Statements for additional information.

Dow's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. The Company's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of the Company's consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement ("Revolving Credit Facility") equals or exceeds $500 million. The ratio of the Company's consolidated indebtedness to consolidated capitalization as defined in the Revolving Credit Facility was 0.40 to 1.00 at September 30, 2016. Management believes the Company was in compliance with all of its covenants and default provisions at September 30, 2016. For information on Dow's covenants and default provisions, see Note 17 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Dividends
On September 7, 2016, the Board of Directors declared a quarterly dividend of $0.46 per share, payable October 28, 2016, to stockholders of record on September 30, 2016. Since 1912, the Company has maintained or increased the amount of the quarterly dividend, adjusted for stock splits, with the exception of February 12, 2009. During this 105-year period, Dow has increased the amount of the quarterly dividend 52 times (approximately 13 percent of the time), reduced the dividend once and maintained the amount of the quarterly dividend approximately 87 percent of the time.

On September 7, 2016, the Board of Directors declared a quarterly dividend of $85 million to Cumulative Convertible Perpetual Preferred Stock, Series A shareholders of record on September 15, 2016, which was paid on October 3, 2016. Ongoing dividends related to Cumulative Convertible Perpetual Preferred Stock, Series A will accrue at the rate of $85 million per quarter, and are payable quarterly subject to Board of Directors’ approval.

Share Repurchase Program
On February 13, 2013, the Board of Directors approved a share buy-back program, authorizing up to $1.5 billion to be spent on the repurchase of the Company's common stock over a period of time. On January 29, 2014, the Board of Directors announced an expansion of the Company's share buy-back authorization, authorizing an additional amount not to exceed $3 billion to be spent on the repurchase of the Company's common stock over a period of time. On November 12, 2014, the Board of Directors announced a new $5 billion tranche to its share buy-back program. As a result of these actions, the total authorized amount of the share repurchase program is $9.5 billion. At September 30, 2016, approximately $1.9 billion of the share buy-back program authorization remained available for additional repurchases.

On December 11, 2015, the Company and DuPont announced that their boards of directors unanimously approved a definitive agreement under which the companies will combine in an all-stock merger of equals strategic combination. The combined company will be named DowDuPont. As a result of the planned merger of equals with DuPont, the Company determined that it would not repurchase shares until after the July 20, 2016, shareholder vote on the DowDuPont merger. The Company resumed share repurchases in the third quarter of 2016.

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

Restructuring
The activities related to the 2015 and 2016 restructuring programs are expected to result in additional cash expenditures of $344 million, primarily through June 30, 2018, related to severance costs and costs associated with exit and disposal activities, including environmental remediation (see Note 3 to the Consolidated Financial Statements). The Company expects to incur additional costs in the future related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations, and to ensure competitiveness across its businesses and geographic areas. Future costs are expected to include demolition costs related to closed facilities and restructuring plan implementation costs; these costs will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

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

The following table represents the Company's long-term debt obligations and expected cash requirements for interest at September 30, 2016, reflecting the debt assumed in the DCC Transaction. Additional information related to these obligations can be found in Notes 4 and 13 to the Consolidated Financial Statements.

Contractual Obligations at September 30, 2016	Payments Due by Year
In millions	2016	2017	2018	2019	2020	2021 and beyond	Total
Long-term debt – current and noncurrent (1)	$66	$698	$5,262	$2,391	$1,825	$11,196	$21,438
Expected cash requirements for interest (2)	249	991	908	775	676	7,150	10,749
Total	$315	$1,689	$6,170	$3,166	$2,501	$18,346	$32,187

(1)	Excludes unamortized debt discount and issuance costs of $382 million. Includes $142 million of capital lease obligations. Assumes the option to extend the DCC Term Loan Facility will be exercised.

(2)	Cash requirements for interest was calculated using current interest rates at September 30, 2016, and includes approximately $5,380 million of various floating rate notes.

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

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. The Company had outstanding guarantees at September 30, 2016 of $5,801 million, down from $5,822 million at December 31, 2015.

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

	2016	2015
Claims unresolved at January 1	18,778	26,116
Claims filed	5,909	5,919
Claims settled, dismissed or otherwise resolved	(7,052)	(13,568)
Claims unresolved at September 30	17,635	18,467
Claimants with claims against both UCC and Amchem	(6,444)	(6,714)
Individual claimants at September 30	11,191	11,753

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

Dow uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Company is a variance/covariance model. This model uses a 97.5 percent confidence level and includes at least one year of historical data. The September 30, 2016, 2015 year-end and 2015 average daily VAR for the aggregate of all positions are shown below. These amounts are immaterial relative to the total equity of the Company.

Total Daily VAR by Exposure Type		2015
In millions	At Sep 30, 2016	Year-end	Average
Commodities	$24	$21	$20
Equities	$18	$15	$16
Foreign exchange	$4	$1	$2
Interest rate	$96	$96	$103
Composite	$142	$133	$141

The Company’s daily VAR for the aggregate of all positions increased from a composite VAR of $133 million at December 31, 2015, to a composite VAR of $142 million at September 30, 2016. The increases in the equities VAR and the foreign exchange VAR were due to increased managed exposures coupled with higher volatilities. The increase in the commodities VAR resulted from an increase in commodity volatility. The interest rate VAR was unchanged. See Note 11 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, for further disclosure regarding market risk.

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

The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred during the third quarter of 2016. For a summary of the history and current status of this matter, see Note 11 to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

Environmental Matters
On August 17, 2016, Dow Corning Corporation ("Dow Corning"), a wholly owned subsidiary of the Company, received notification from the Kentucky Department for Environmental Protection ("KDEP") of their intent to assess a civil penalty in excess of $100,000 for alleged air violations at Dow Corning's Carrollton, Kentucky, manufacturing facility. Discussions between Dow Corning and the KDEP are ongoing.

Rohm and Haas Texas Incorporated ("ROH"), a wholly owned subsidiary of the Company, was informed by the Environmental Protection Agency ("EPA"), Region 6 of concerns related to the operation and condition of certain flares installed at ROH's Deer Park, Texas, manufacturing facility. The EPA has proposed to resolve this matter with an Administrative Complaint as well as a Consent Agreement and Final Order ("CAFO"). Resolution of this matter may result in a fine in excess of $100,000. Discussions between ROH and the EPA are ongoing.

Derivative Litigation
In April 2016, Stephen Levine ("Levine"), purportedly in the name of and on behalf of the Company, served the Company with a complaint filed in the United States District Court for the Eastern District of Michigan (the “Court”) against certain officers and directors of the Company (the “Defendants”) alleging, among other things, that Defendants breached certain fiduciary obligations with respect to the urethanes antitrust class action litigation and the underlying conduct alleged therein, and the use of corporate assets. Defendants and the Company moved to dismiss the complaint on July 13, 2016, arguing that Levine had not alleged sufficient facts to establish his ability to assert claims on the Company's behalf and that the allegations were not sufficient to state a legal claim. On October 19, 2016, the Court entered an order granting Defendants' motion to dismiss.

ITEM 1A.  RISK FACTORS
The following risk factor was updated during 2016:

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

Union Carbide is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past four decades. At September 30, 2016, Union Carbide's asbestos-related liability for pending and future claims was $398 million ($437 million at December 31, 2015) and its receivable for insurance recoveries related to its asbestos liability and defense and resolution costs was $41 million ($61 million at December 31, 2015). It is the opinion of the Company's management that it is reasonably possible that the cost of Union Carbide disposing of its asbestos-related claims, including future defense costs, could have a material impact on the Company's results of operations and cash flows for a particular period and on the consolidated financial position of the Company.

Dow Corning, a former 50:50 joint venture, in 1995 voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code in order to resolve breast implant liabilities and related matters ("Chapter 11 Proceeding"). Dow Corning emerged from the Chapter 11 Proceeding on June 1, 2004, and is implementing the Joint Plan of Reorganization (the "Plan"). The Plan provides funding for the resolution of breast implant and other product liability litigation covered by the Chapter 11 Proceeding and provides a process for the satisfaction of commercial creditor claims in the Chapter 11 Proceeding. At September 30, 2016,

Dow Corning's liability for breast implant and other product liability claims was $290 million and the liability related to commercial creditor claims was $106 million. It is the opinion of the Company's management that it is reasonably possible that the cost of Dow Corning disposing of its Chapter 11 liabilities could have a material impact on the Company's results of operations and cash flows for a particular period and on the consolidated financial position of the Company.

The Company is and has been involved in a number of matters alleging a conspiracy to fix the price of various urethane chemical products (“Urethane Matters”). The Urethane Matters included a class action lawsuit (“Class Action Lawsuit”) which went to trial in the U.S. District Court for the District of Kansas (“District Court”). On February 20, 2013, the jury returned a damages verdict against the Company in the Class Action Lawsuit in the amount of $400 million, which was ultimately trebled resulting in a judgment of $1.06 billion. The Company subsequently appealed this judgment to the U.S. Tenth Circuit Court of Appeals (“Court of Appeals”) which issued an opinion confirming the District Court’s judgment. The Company filed a petition for Rehearing or Rehearing En Banc which was denied by the Court of Appeals. The Company then filed a petition for “writ of certiorari” (“Writ Petition”) with the U.S. Supreme Court ("Supreme Court"). On February 26, 2016, the Company announced a proposed settlement for the Class Action Lawsuit under which Dow would pay the plaintiff class $835 million, which includes damages, class attorney fees and post-judgment interest. The agreement was conditioned upon the Supreme Court holding Dow's Writ Petition in abeyance and subsequent approval of the class settlement by the District Court. The proposed settlement resolves the $1.06 billion judgment and any subsequent claim for attorneys' fees, costs and post-judgment interest against Dow. As a result, in the first quarter of 2016, the Company recorded a loss of $835 million. On March 7, 2016, the Supreme Court approved the joint motion to hold Dow’s Writ Petition in abeyance and on April 27, 2016, the District Court provided preliminary approval of the settlement. On May 11, 2016, the Company moved the $835 million settlement amount into an escrow account (per the terms of the Settlement Agreement). The District Court granted final approval of the settlement on July 29, 2016, and the settlement amount was released from escrow on August 30, 2016. The Company continues to believe that it was not part of any conspiracy and the judgment was fundamentally flawed as a matter of class action law. Regardless, the case is now concluded.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended September 30, 2016:

Issuer Purchases of Equity Securities		Average price paid per share	Total number of shares purchased as part of the Company's publicly announced share repurchase program (1)	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program (1) (In Millions)
Period	Total number of shares purchased
July 2016	—	$—	—	$2,312
August 2016	3,350,180	$53.42	3,350,180	$2,133
September 2016	4,440,720	$53.29	4,440,720	$1,896
Third quarter 2016	7,790,900	$53.34	7,790,900	$1,896

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

On December 11, 2015, the Company and DuPont announced that their boards of directors unanimously approved a definitive agreement under which the companies will combine in an all-stock merger of equals strategic combination. The combined company will be named DowDuPont. As a result of the planned merger of equals with DuPont, the Company determined that it would not repurchase shares until after the July 20, 2016, shareholder vote on the DowDuPont merger. The Company resumed share repurchases in the third quarter of 2016.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
Adoption of Accounting Standards Update ("ASU") 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes"
In the first quarter of 2016, the Company early adopted ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." The Company elected to apply the new guidance on a retrospective basis and, as a result, changes have been made to the presentation of deferred income tax assets and liabilities in the consolidated balance sheets at December 31, 2015. See Notes 1 and 2 to the Consolidated Financial Statements for additional information. In addition, a change was made to the consolidated balance sheets to reclassify prepaid tax assets of $293 million at December 31, 2015 and $358 million at December 31, 2014, to "Other current assets." A summary of the changes made to the consolidated balance sheets at December 31, 2015 and 2014, is included in the following table:

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

Information Regarding Internal Separations in Preparation for Intended Business Separations
On December 11, 2015, E. I. du Pont de Nemours and Company ("DuPont") and The Dow Chemical Company ("Dow") announced their entry into an Agreement and Plan of Merger (the "Merger Agreement"), under which the companies will combine in an all-stock, merger of equals transaction (the "Merger Transaction"), subject to the satisfaction or waiver of certain customary closing conditions, including receipt of regulatory approval or clearance from certain governmental authorities, including those in the United States, European Union, China and Brazil. The combined company will be named DowDuPont Inc. ("DowDuPont"). Following the consummation of the Merger Transaction, the combined company intends to pursue, subject to the receipt of approval by the board of directors of DowDuPont and any required regulatory approvals, the separation of the combined company’s agriculture business, specialty products business and material science business through a series of tax-efficient transactions (collectively, the "Business Separations").

It is anticipated that the agriculture business will consist of the businesses that comprise DuPont’s agriculture business and that comprise Dow’s agricultural sciences business. It is anticipated that the material science business will consist of the businesses that comprise DuPont’s performance materials businesses and the businesses that comprise Dow’s performance plastics, performance materials and chemicals, infrastructure solutions and the Consumer Care and Dow Automotive Systems portions of consumer solutions business and the businesses of the Dow Corning Corporation (other than the electronics portion of its silicones business). It is anticipated that the specialty products business will consist of the businesses that comprise DuPont’s electronics and communications, nutrition and health, industrial biosciences (including, without limitation, its cellulosic biofuel facility in Nevada, Iowa) and safety and protection business and the businesses that comprise Dow’s electronic materials portion of its consumer solutions business and the electronics portion of the silicones business of the Dow Corning Corporation. Dow and DuPont currently anticipate that the Business Separations will be consummated as soon as practicable following the consummation of the Merger Transaction, likely within 18-24 months after consummation of the Merger Transaction.

In anticipation of and to facilitate the Business Separations, Dow and DuPont are planning for the internal separation of the three businesses, both domestically and internationally, through a series of transactions that are intended to be tax-efficient from both a United States and foreign perspective (collectively, the "Internal Separations"). The Internal Separations are currently expected to consist of two phases: (i) a series of internal transactions undertaken by each of Dow and DuPont to separate the three businesses underneath each of Dow and DuPont, including multiple distributions intended to qualify as tax-free spinoffs for United States tax purposes under Section 355 of the Internal Revenue Code, followed by (ii) internal distributions by Dow and DuPont, as subsidiaries of DowDuPont, to DowDuPont of entities owning two of the three businesses, which distributions are intended to qualify as tax-free spinoffs for United States tax purposes under Section 355 of the Internal Revenue Code. With respect to Dow, the Internal Separations are expected to occur in the United States and in (or involving entities domiciled in) various jurisdictions, including (but not limited to) Denmark, Japan, Netherlands, Singapore, Switzerland, and Taiwan. Following the completion of the Internal Separations, DowDuPont expects to effect the Business Separations by means of distributions to its public shareholders of the capital stock of two entities each owning one of the three businesses, in distributions intended to qualify as tax-free spinoffs for United States tax purposes under Section 355 of the Internal Revenue Code.

The Dow companies, or their successors, that are anticipated to be distributing corporations in the Internal Separations include the following: DC Galaxy Holding C.V.; DC Spectrum Holding C.V.; Dow Chemical Singapore Holdings Pte. Ltd.; Dow International Holdings Company; Dow International Holdings S.A.; Dow Luxembourg Spectrum Holding S.a.r.l.; Dow Switzerland Holding GmbH; Rohm and Haas Asia Holdings B.V.; Rohm and Haas Chemicals LLC; Rohm and Haas Company; Rohm and Haas Denmark A/S; Rohm and Haas Denmark Finance A/S; Rohm and Haas Electronic Materials CMP, Inc.; Rohm and Haas Electronic Materials K.K.; Rohm and Haas Equity Corporation; Rohm and Haas European Holding ApS; Rohm and Haas International Holdings, Inc.; and Union Carbide Corporation.

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
Date: October 27, 2016

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