Form 10-Q
period 2017-03-31
DOW CHEMICAL CO /DE/
filed 2017-04-27
CIK 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2017

or

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
☑  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☑ No

Outstanding at
Class	March 31, 2017
Common Stock, par value $2.50 per share	1,221,702,737 shares

The Dow Chemical Company
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2017

The Dow Chemical Company and Subsidiaries

Throughout this Quarterly Report on Form 10-Q, except as otherwise noted by the context, the terms "Company" or "Dow" as used herein mean The Dow Chemical Company and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report including, without limitation, the following sections: “Management's Discussion and Analysis” and “Risk Factors.” These forward-looking statements are generally identified by the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “may,” “opportunity,” “outlook,” “plan,” “project,” “should,” “strategy,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.

This document also contains statements about Dow’s agreement to effect an all-stock, merger of equals strategic combination with E. I. du Pont de Nemours and Company (“DuPont”), resulting in a new combined company DowDuPont Inc. (“DowDuPont”). These and other forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed in any forward-looking statements. Important risk factors that may cause such a difference include, but are not limited to, (i) the completion of the proposed transaction on anticipated terms and timing, including obtaining regulatory approvals, anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the new combined company’s operations and other conditions to the completion of the merger, (ii) the ability of Dow and DuPont to integrate the business successfully and to achieve anticipated synergies, risks and costs and pursuit and/or implementation of the potential separations, including anticipated timing, any changes to the configuration of businesses included in the potential separations if implemented, (iii) the intended separation of the agricultural, materials science and specialty products businesses of the combined company post-mergers in one or more tax efficient transactions on anticipated terms and timing, including a number of conditions which could delay, prevent or otherwise adversely affect the proposed transactions, including possible issues or delays in obtaining required regulatory approvals or clearances, disruptions in the financial markets or other potential barriers, (iv) potential litigation relating to the proposed transaction that could be instituted against Dow, DuPont or their respective directors, (v) the risk that disruptions from the proposed transaction will harm Dow’s or DuPont’s business, including current plans and operations, (vi) the ability of Dow or DuPont to retain and hire key personnel, (vii) potential adverse reactions or changes to business relationships resulting from the announcement or completion of the merger, (viii) uncertainty as to the long-term value of DowDuPont common stock, (ix) continued availability of capital and financing and rating agency actions, (x) legislative, regulatory and economic developments, (xi) potential business uncertainty, including changes to existing business relationships, during the pendency of the merger that could affect Dow’s and/or DuPont’s financial performance, (xii) certain restrictions during the pendency of the merger that may impact Dow’s or DuPont’s ability to pursue certain business opportunities or strategic transactions and (xiii) unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, as well as management’s response to any of the aforementioned factors. These risks, as well as other risks associated with the proposed merger, are more fully discussed in the joint proxy statement/prospectus included in the Registration Statement on Form S-4 (File No. 333-209869) filed by DowDuPont with the U.S. Securities and Exchange Commission in connection with the proposed merger. While the list of factors presented here is, and the list of factors presented in the Registration Statement are, considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on Dow’s or DuPont’s consolidated financial condition, results of operations, credit rating or liquidity. Neither Dow nor DuPont assumes any obligation to publicly provide revisions or updates to any forward-looking statements, whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (see Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2016). The Dow Chemical Company undertakes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions, except per share amounts (Unaudited)	Mar 31, 2017	Mar 31, 2016
Net Sales	$13,230	$10,703
Cost of sales	10,197	7,951
Research and development expenses	416	361
Selling, general and administrative expenses	867	742
Amortization of intangibles	155	103
Restructuring credits	(1)	(2)
Equity in earnings of nonconsolidated affiliates	196	39
Sundry income (expense) - net	(470)	(1,241)
Interest income	25	20
Interest expense and amortization of debt discount	219	201
Income Before Income Taxes	1,128	165
Provision (Credit) for income taxes	213	(110)
Net Income	915	275
Net income attributable to noncontrolling interests	27	21
Net Income Attributable to The Dow Chemical Company	888	254
Preferred stock dividends	—	85
Net Income Available for The Dow Chemical Company Common Stockholders	$888	$169

Per Common Share Data:
Earnings per common share - basic	$0.74	$0.15
Earnings per common share - diluted	$0.72	$0.15

Dividends declared per share of common stock	$0.46	$0.46
Weighted-average common shares outstanding - basic	1,202.5	1,102.9
Weighted-average common shares outstanding - diluted	1,222.1	1,117.3

Depreciation	$578	$456
Capital Expenditures	$754	$820
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2017	Mar 31, 2016
Net Income	$915	$275
Other Comprehensive Income (Loss), Net of Tax
Unrealized gains on investments	17	19
Cumulative translation adjustments	239	328
Pension and other postretirement benefit plans	102	92
Derivative instruments	(50)	(34)
Other comprehensive income	308	405
Comprehensive Income	1,223	680
Comprehensive income attributable to noncontrolling interests, net of tax	53	37
Comprehensive Income Attributable to The Dow Chemical Company	$1,170	$643
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Mar 31, 2017	Dec 31, 2016
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2017: $99; 2016: $75)	$5,848	$6,607
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2017: $111; 2016: $110)	4,991	4,666
Other	4,719	4,358
Inventories	8,210	7,363
Other current assets	872	665
Total current assets	24,640	23,659
Investments
Investment in nonconsolidated affiliates	3,625	3,747
Other investments (investments carried at fair value - 2017: $2,010; 2016: $1,959)	3,001	2,969
Noncurrent receivables	841	708
Total investments	7,467	7,424
Property
Property	58,359	57,438
Less accumulated depreciation	34,591	33,952
Net property (variable interest entities restricted - 2017: $960; 2016: $961)	23,768	23,486
Other Assets
Goodwill	15,334	15,272
Other intangible assets (net of accumulated amortization - 2017: $4,508; 2016: $4,295)	5,928	6,026
Deferred income tax assets	3,116	3,079
Deferred charges and other assets	575	565
Total other assets	24,953	24,942
Total Assets	$80,828	$79,511
Liabilities and Equity
Current Liabilities
Notes payable	$383	$272
Long-term debt due within one year	616	635
Accounts payable:
Trade	4,810	4,519
Other	2,549	2,401
Income taxes payable	409	600
Dividends payable	558	508
Accrued and other current liabilities	3,868	3,669
Total current liabilities	13,193	12,604
Long-Term Debt (variable interest entities nonrecourse - 2017: $364; 2016: $330)	20,471	20,456
Other Noncurrent Liabilities
Deferred income tax liabilities	934	923
Pension and other postretirement benefits - noncurrent	11,126	11,375
Asbestos-related liabilities - noncurrent	1,337	1,364
Other noncurrent obligations	5,433	5,560
Total other noncurrent liabilities	18,830	19,222
Stockholders’ Equity
Common stock	3,107	3,107
Additional paid-in capital	4,137	4,262
Retained earnings	30,659	30,338
Accumulated other comprehensive loss	(9,514)	(9,822)
Unearned ESOP shares	(203)	(239)
Treasury stock at cost	(1,126)	(1,659)
The Dow Chemical Company’s stockholders’ equity	27,060	25,987
Noncontrolling interests	1,274	1,242
Total equity	28,334	27,229
Total Liabilities and Equity	$80,828	$79,511
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
In millions (Unaudited)	Mar 31, 2017	Mar 31, 2016
Operating Activities
Net Income	$915	$275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	778	607
Credit for deferred income tax	(95)	(451)
Earnings of nonconsolidated affiliates less than dividends received	212	360
Pension contributions	(302)	(448)
Net gain on sales of investments	(12)	(12)
Net gain on sales of property, businesses and consolidated companies	(8)	(8)
Net loss on sale of ownership interests in nonconsolidated affiliates	3	—
Restructuring credits	(1)	(2)
Other net loss	33	34
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(890)	(1,043)
Proceeds from interests in trade accounts receivable conduits	114	187
Inventories	(847)	(432)
Accounts payable	322	135
Other assets and liabilities	254	937
Cash provided by operating activities	476	139
Investing Activities
Capital expenditures	(754)	(820)
Investment in gas field developments	(38)	—
Payment into escrow account	(130)	—
Proceeds from sales of property, businesses and consolidated companies, net of cash divested	96	32
Acquisitions of property, businesses and consolidated companies, net of cash acquired	(26)	(167)
Investments in and loans to nonconsolidated affiliates	(245)	(245)
Distributions and loan repayments from nonconsolidated affiliates	—	3
Proceeds from sale of ownership interests in nonconsolidated affiliates	30	—
Purchases of investments	(129)	(121)
Proceeds from sales and maturities of investments	136	155
Cash used in investing activities	(1,060)	(1,163)
Financing Activities
Changes in short-term notes payable	136	(54)
Proceeds from issuance of long-term debt	—	29
Payments on long-term debt	(38)	(360)
Proceeds from sales of common stock	282	92
Transaction financing, debt issuance and other costs	—	(2)
Employee taxes paid for share-based payment arrangements	(84)	(61)
Distributions to noncontrolling interests	(21)	(11)
Dividends paid to stockholders	(506)	(591)
Cash used in financing activities	(231)	(958)
Effect of Exchange Rate Changes on Cash	56	15
Summary
Decrease in cash and cash equivalents	(759)	(1,967)
Cash and cash equivalents at beginning of period	6,607	8,577
Cash and cash equivalents at end of period	$5,848	$6,610
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended
In millions, except per share amounts (Unaudited)	Mar 31, 2017	Mar 31, 2016
Preferred Stock
Balance at beginning of year and end of period	$—	$4,000
Common Stock
Balance at beginning of year and end of period	3,107	3,107
Additional Paid-in Capital
Balance at beginning of year	4,262	4,936
Common stock issued / sold	282	92
Stock-based compensation and allocation of ESOP shares	(407)	(219)
Balance at end of period	4,137	4,809
Retained Earnings
Balance at beginning of year	30,338	28,425
Net income available for The Dow Chemical Company common stockholders	888	169
Dividends declared on common stock (per share - 2017: $0.46; 2016: $0.46)	(557)	(509)
Dividend equivalents on participating securities	(10)	(11)
Balance at end of period	30,659	28,074
Accumulated Other Comprehensive Loss
Balance at beginning of year	(9,822)	(8,667)
Other comprehensive income	308	405
Balance at end of period	(9,514)	(8,262)
Unearned ESOP Shares
Balance at beginning of year	(239)	(272)
Shares allocated to ESOP participants	36	8
Balance at end of period	(203)	(264)
Treasury Stock
Balance at beginning of year	(1,659)	(6,155)
Issuances - compensation plans	533	290
Balance at end of period	(1,126)	(5,865)
The Dow Chemical Company’s Stockholders’ Equity	27,060	25,599
Noncontrolling Interests	1,274	835
Total Equity	$28,334	$26,434
See Notes to the Consolidated Financial Statements.

(Unaudited)	The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 1. Financial Statements Notes to the Consolidated Financial Statements

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS
Basis of Presentation
The unaudited interim consolidated financial statements of The Dow Chemical Company and its subsidiaries (“Dow” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Adoption of Accounting Standards Update ("ASU") 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting"
In the first quarter of 2017, the Company adopted ASU 2016-09 and elected to apply changes on a retrospective basis to the consolidated statements of cash flows related to the classification of excess tax benefits and employee taxes paid for share-based payment arrangements. See Note 2 for additional information. A summary of the changes made to the consolidated statements of cash flows for the three months ended March 31, 2016, is included in the following table:

Summary of Changes to the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016
In millions	As Filed	Updated
Operating Activities
Excess tax benefits from share-based payment arrangements	$(26)	$—
Other assets and liabilities	$876	$937
Cash provided by operating activities	$52	$139
Financing Activities
Excess tax benefits from share-based payment arrangements	$26	$—
Employee taxes paid for share-based payment arrangements	$—	$(61)
Cash used in financing activities	$(871)	$(958)

NOTE 2 – RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In the first quarter of 2017, the Company adopted ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for share-based payment awards to employees, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Under the new guidance, excess tax benefits related to equity compensation are now recognized in "Provision (Credit) for income taxes" in the consolidated statements of income rather than in "Additional paid-in capital" in the consolidated balance sheets and this change was applied on a prospective basis. Changes to the consolidated statements of cash flows related to the classification of excess tax benefits and employee taxes paid for share-based payment arrangements were implemented on a retrospective basis. See Note 1 for additional information.

Accounting Guidance Issued But Not Adopted as of March 31, 2017
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which was issued in August 2015, revised the effective date for this ASU to annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09.

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

The Company has a team in place to analyze the impact of ASU 2014-09 and the related ASU's across all revenue streams to evaluate the impact of the new standard on revenue contracts. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. The Company is currently completing contract evaluations and validating the results of applying the new revenue guidance. The Company has also started drafting its accounting policies and evaluating the new disclosure requirements and expects to complete its evaluation of the impact of the accounting and disclosure requirements on its business processes, controls and systems by the end of the second quarter of 2017. Full implementation will be completed by the end of 2017. Based on analysis completed to date, the Company expects the potential impact on the recognition of revenue for product sales and licensing arrangements to remain substantially unchanged. The Company expects to adopt the new standard using the modified retrospective approach, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of retained earnings in the first quarter of 2018.

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

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the beginning of the period of adoption. Early adoption is permitted in the first interim period of an annual reporting period for which financial statements have not been issued. The Company is currently evaluating the impact of adopting this guidance.

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

In February 2017, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets," which clarifies the scope of guidance on nonfinancial asset derecognition in Accounting Standards Codification 610-20 and the accounting for partial sales of nonfinancial assets. The new guidance also conforms the derecognition guidance for nonfinancial assets with the model in the new revenue standard (ASU 2014-09). The new standard is effective for annual reporting periods, and interim periods within those fiscal years, beginning after December 15, 2017, and an entity is required to apply the amendments at the same time that it applies the amendments in ASU 2014-09. The Company is currently evaluating the impact of adopting this guidance.

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which amends the requirements related to the income statement presentation of the components of net periodic benefit cost for employer sponsored defined benefit pension and other postretirement benefit plans. Under the new guidance, an entity must disaggregate and present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period, and only the service cost component will be eligible for capitalization. Other components of net periodic benefit cost will be presented separately from the line item(s) that includes the service cost. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted at the beginning of an annual period in which the financial statements have not been issued. Entities must use a retrospective transition method to adopt the requirement for separate presentation of the income statement service cost and other components, and a prospective transition method to adopt the requirement to limit the capitalization of benefit cost to the service component. The Company is currently evaluating the impact of adopting this guidance.

NOTE 3 – RESTRUCTURING
2016 Restructuring
On June 27, 2016, the Board of Directors of the Company approved a restructuring plan that incorporates actions related to the ownership restructure of Dow Corning Corporation ("Dow Corning"). These actions, aligned with Dow’s value growth and synergy targets, will result in a global workforce reduction of approximately 2,500 positions, with most of these positions resulting from synergies related to the ownership restructure of Dow Corning ("DCC Transaction"). These actions are expected to be substantially completed by June 30, 2018.

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

2016 Restructuring Charges	Severance Costs	Costs Associated with Exit and Disposal Activities	Total
In millions
Reserve balance at December 31, 2016	$201	$27	$228
Cash payments	(59)	—	(59)
Reserve balance at March 31, 2017	$142	$27	$169

Severance Costs
The restructuring charge included severance of $268 million for the separation of approximately 2,500 employees under the terms of the Company's ongoing benefit arrangements, primarily by June 30, 2018. These costs were charged against Corporate. At December 31, 2016, severance of $67 million was paid, leaving a liability of $201 million for approximately 1,700 employees. In the first three months of 2017, severance of $59 million was paid, leaving a liability of $142 million for approximately 1,080 employees.

2015 Restructuring
Severance Costs
The severance component of the 2015 restructuring charge of $235 million was for the separation of approximately 2,250 positions under the terms of the Company's ongoing benefit arrangements. At December 31, 2016, severance of $190 million was paid, leaving a liability of $45 million for approximately 290 employees. In the first three months of 2017, severance of $26 million was paid, leaving a liability of $19 million for approximately 115 employees at March 31, 2017.

Adjustments to the 2015 Restructuring Charge
In the first quarter of 2016, the Company recorded a favorable adjustment to the 2015 restructuring charge related to the impairment of long-lived assets of $2 million, included in "Restructuring credits" in the consolidated statements of income and reflected in the Infrastructure Solutions segment.

In the first quarter of 2017, the Company recorded a favorable adjustment to the 2015 restructuring charge related to costs associated with exit and disposal activities of $1 million, included in "Restructuring credits" in the consolidated statements of income and reflected in the Agricultural Sciences segment.

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

NOTE 4 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories In millions	Mar 31, 2017	Dec 31, 2016
Finished goods	$4,798	$4,230
Work in process	1,828	1,510
Raw materials	999	853
Supplies	833	823
Total FIFO inventories	$8,458	$7,416
Adjustment of inventories to a LIFO basis	(248)	(53)
Total inventories	$8,210	$7,363

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the carrying amount of goodwill by operating segment:

Goodwill	Agricultural Sciences	Consumer Solutions	Infrastructure Solutions	Performance Materials & Chemicals	Performance Plastics	Total
In millions
Net goodwill at Dec 31, 2016	$1,472	$6,017	$5,840	$425	$1,518	$15,272
Foreign currency impact	—	25	31	1	5	62
Net goodwill at Mar 31, 2017	$1,472	$6,042	$5,871	$426	$1,523	$15,334

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	At March 31, 2017			At December 31, 2016
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$3,152	$(1,356)	$1,796	$3,148	$(1,286)	$1,862
Patents	106	(98)	8	106	(97)	9
Software	1,371	(723)	648	1,336	(696)	640
Trademarks	696	(519)	177	696	(503)	193
Customer-related	4,881	(1,664)	3,217	4,806	(1,567)	3,239
Other	169	(148)	21	168	(146)	22
Total other intangible assets, finite lives	$10,375	$(4,508)	$5,867	$10,260	$(4,295)	$5,965
IPR&D (1), indefinite lives	61	—	61	61	—	61
Total other intangible assets	$10,436	$(4,508)	$5,928	$10,321	$(4,295)	$6,026

(1)	In-process research and development (“IPR&D”) purchased in a business combination.

The following table provides information regarding amortization expense related to intangible assets:

Amortization Expense	Three Months Ended
In millions	Mar 31, 2017	Mar 31, 2016
Other intangible assets, excluding software	$155	$103
Software, included in “Cost of sales”	$20	$18

Total estimated amortization expense for 2017 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2017	$722
2018	$728
2019	$653
2020	$615
2021	$581
2022	$514

NOTE 6 – NONCONSOLIDATED AFFILIATES
The table below presents summarized financial information for Dow Corning, formerly a principal nonconsolidated affiliate, at March 31, 2016 (at 100 percent). As a result of the DCC Transaction, Dow Corning, previously a 50:50 joint venture between Dow and Corning Incorporated ("Corning"), became a wholly owned subsidiary of Dow as of June 1, 2016.

Summarized Income Statement Information	Three Months Ended
In millions	Mar 31, 2016
Sales	$1,316
Gross Profit (1)	$350
Net Income	$112

(1)	Gross profit for the three months ended March 31, 2016 included $57 million of "Research and development expenses".

NOTE 7 – FINANCIAL INSTRUMENTS
A summary of the Company's financial instruments, risk management policies, derivative instruments and hedging activities can be found in Note 11 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. If applicable, updates have been included in the respective section below.

The following table summarizes the fair value of financial instruments at March 31, 2017 and December 31, 2016:

Fair Value of Financial Instruments
	At March 31, 2017				At December 31, 2016
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities: (1)
Debt securities:
Government debt (2)	$616	$14	$(11)	$619	$607	$13	$(12)	$608
Corporate bonds	632	27	(4)	655	623	27	(5)	645
Total debt securities	$1,248	$41	$(15)	$1,274	$1,230	$40	$(17)	$1,253
Equity securities	665	106	(35)	736	658	98	(50)	706
Total marketable securities	$1,913	$147	$(50)	$2,010	$1,888	$138	$(67)	$1,959
Long-term debt including debt due within one year (3)	$(21,087)	$31	$(1,993)	$(23,049)	$(21,091)	$129	$(1,845)	$(22,807)
Derivatives relating to:
Interest rates	$—	$—	$(4)	$(4)	$—	$—	$(5)	$(5)
Commodities (4)	$—	$103	$(287)	$(184)	$—	$56	$(213)	$(157)
Foreign currency	$—	$50	$(56)	$(6)	$—	$84	$(30)	$54

(1)	Included in “Other investments” in the consolidated balance sheets.

(2)	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

(3)	Cost includes fair value hedge adjustments of $17 million at March 31, 2017 and $18 million at December 31, 2016.

(4)	Presented net of cash collateral, as disclosed in Note 8.

Investments
The Company’s investments in marketable securities are primarily classified as available-for-sale. The following table provides the investing results from available-for-sale securities for the three-month periods ended March 31, 2017 and 2016:

Investing Results	Three Months Ended
In millions	Mar 31, 2017	Mar 31, 2016
Proceeds from sales of available-for-sale securities	$116	$121
Gross realized gains	$14	$6
Gross realized losses	$(2)	$—

The following table summarizes the contractual maturities of the Company’s investments in debt securities:

Contractual Maturities of Debt Securities at March 31, 2017
In millions	Amortized Cost	Fair Value
Within one year	$21	$21
One to five years	327	335
Six to ten years	674	677
After ten years	226	241
Total	$1,248	$1,274

At March 31, 2017, the Company had $27 million ($261 million at December 31, 2016) of held-to-maturity securities (primarily Treasury Bills) classified as cash equivalents, as these securities had maturities of three months or less at the time of purchase. The Company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. At March 31, 2017, the Company had investments in money market funds of $1,086 million classified as cash equivalents ($239 million at December 31, 2016).

The aggregate cost of the Company’s cost method investments totaled $120 million at March 31, 2017 ($120 million at December 31, 2016). Due to the nature of these investments, either the cost basis approximates fair market value or fair value is not readily determinable. These investments are reviewed quarterly for impairment indicators. The Company's impairment analysis resulted in no reduction in the cost basis of these investments for the three-month periods ended March 31, 2017 and 2016.

Accounting for Derivative Instruments and Hedging Activities
Fair Value Hedges
For interest rate swap instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current period income and reflected as “Interest expense and amortization of debt discount” in the consolidated statements of income. The short-cut method is used when the criteria are met. At March 31, 2017, the Company had interest rate swaps with a gross notional U.S. dollar equivalent of $200 million (zero at December 31, 2016) designated as a fair value hedge of underlying fixed rate debt obligations with maturity dates extending through 2022. The fair value adjustments resulting from these swaps were a loss of less than $1 million for the three months ended March 31, 2017 (zero for the three months ended March 31, 2016).

Net Foreign Investment Hedges
For derivative instruments that are designated and qualify as net foreign investment hedges, the effective portion of the gain or loss on the derivative is included in “Cumulative Translation Adjustments” in "Accumulated other comprehensive loss" ("AOCL"). The Company had open foreign currency contracts designated as net foreign investment hedges with a gross notional U.S. dollar equivalent of $4,460 million at March 31, 2017 ($2,641 million at December 31, 2016). In addition, at March 31, 2017, the Company had outstanding foreign-currency denominated debt designated as a hedge of net foreign investment of $179 million ($172 million at December 31, 2016). The results of hedges of the Company’s net investment in foreign operations included in “Cumulative Translation Adjustments” in AOCL was a net loss of $2 million after tax at March 31, 2017 (net gain of $1 million after tax at December 31, 2016).

The following table provides the fair value and gross balance sheet classification of derivative instruments at March 31, 2017 and December 31, 2016:

Fair Value of Derivative Instruments In millions	Balance Sheet Classification	Mar 31, 2017	Dec 31, 2016
Asset Derivatives
Derivatives designated as hedges:
Commodities	Other current assets	$25	$42
Commodities	Deferred charges and other assets	10	10
Foreign currency	Accounts and notes receivable - Other	79	90
Total derivatives designated as hedges		$114	$142
Derivatives not designated as hedges:
Commodities	Other current assets	$73	$13
Commodities	Deferred charges and other assets	9	12
Foreign currency	Accounts and notes receivable - Other	102	103
Total derivatives not designated as hedges		$184	$128
Total asset derivatives		$298	$270
Liability Derivatives
Derivatives designated as hedges:
Interest rates	Accrued and other current liabilities	$2	$3
Interest rates	Other noncurrent obligations	2	2
Commodities	Accrued and other current liabilities	37	32
Commodities	Other noncurrent obligations	206	196
Foreign currency	Accrued and other current liabilities	64	55
Total derivatives designated as hedges		$311	$288
Derivatives not designated as hedges:
Commodities	Accrued and other current liabilities	$71	$4
Commodities	Other noncurrent obligations	1	2
Foreign currency	Accounts payable - Other	123	84
Total derivatives not designated as hedges		$195	$90
Total liability derivatives		$506	$378

Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.

The net after-tax amounts to be reclassified from AOCL to income within the next 12 months are a $2 million loss for interest rate contracts, a $3 million gain for commodity contracts and a $10 million gain for foreign currency contracts.

NOTE 8 – FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 12 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. If applicable, updates have been included in the respective section below.

Fair Value Measurements on a Recurring Basis
The following tables summarize the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at March 31, 2017 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Cash equivalents (2)	$—	$1,113	$—	$—	$1,113
Interests in trade accounts receivable conduits (3)	—	—	1,663	—	1,663
Equity securities (4)	647	89	—	—	736
Debt securities: (4)
Government debt (5)	—	619	—	—	619
Corporate bonds	—	655	—	—	655
Derivatives relating to: (6)
Commodities	33	84	—	(14)	103
Foreign currency	—	181	—	(131)	50
Total assets at fair value	$680	$2,741	$1,663	$(145)	$4,939
Liabilities at fair value:
Long-term debt (7)	$—	$23,049	$—	$—	$23,049
Derivatives relating to: (6)
Interest rates	—	4	—	—	4
Commodities	21	294	—	(28)	287
Foreign currency	—	187	—	(131)	56
Total liabilities at fair value	$21	$23,534	$—	$(159)	$23,396

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
(6)    See Note 7 for the classification of derivatives in the consolidated balance sheets.
(7)    See Note 7 for information on fair value measurements of long-term debt.

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
(6)    See Note 7 for the classification of derivatives in the consolidated balance sheets.
(7)    See Note 7 for information on fair value measurements of long-term debt.

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding liabilities. The Company posted cash collateral of $20 million at March 31, 2017 (less than $1 million at December 31, 2016).

The following table summarizes the changes in fair value measurements of interests held in trade receivable conduits using Level 3 inputs for the three-month periods ended March 31, 2017 and 2016:

Fair Value Measurements Using Level 3 Inputs	Three Months Ended
Interests Held in Trade Receivable Conduits (1) In millions	Mar 31, 2017	Mar 31, 2016
Balance at beginning of period	$1,237	$943
Loss included in earnings (2)	—	(1)
Purchases	540	440
Settlements	(114)	(187)
Balance at end of period	$1,663	$1,195

(1)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets.

(2)	Included in “Selling, general and administrative expenses” in the consolidated statements of income.

NOTE 9 – SUPPLEMENTARY INFORMATION
The Company uses "Sundry income (expense) – net" to record a variety of income and expense items such as foreign exchange gains and losses, dividends from investments, gains and losses on sales of investments and assets, and certain litigation matters. In the first quarter of 2017, "Sundry income (expense) - net" was net expense of $470 million, which included a $469 million loss related to the Bayer CropScience arbitration matter, reflected in the Agricultural Sciences segment. In the first quarter of 2016, "Sundry income (expense) - net" was net expense of $1,241 million, which included a $1,235 million loss related to the settlement of the urethane matters class action lawsuit and opt-out cases, reflected in the Performance Materials & Chemicals segment. See Note 10 for additional information on these matters.

The Company had “Other current assets” of $872 million at March 31, 2017 ($665 million at December 31, 2016). Restricted cash, which is a component of “Other current assets,” was $145 million at March 31, 2017 ($17 million at December 31, 2016). The restricted cash at March 31, 2017, is primarily related to the funding of an escrow account for the Rocky Flats Matter. The Company classified the restricted cash as "Other current assets" in the consolidated balance sheets as the funds are expected to be released from escrow within one year. See Note 10 for additional information.

NOTE 10 – COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At March 31, 2017, the Company had accrued obligations of $931 million for probable environmental remediation and restoration costs, including $151 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2016, the Company had accrued obligations of $909 million for probable environmental remediation and restoration costs, including $151 million for the remediation of Superfund sites.

Environmental Matters Summary
It is the opinion of the Company's management that the possibility is remote that costs in excess of those disclosed will have a material impact on the Company's results of operations, financial condition or cash flows.

Litigation
Asbestos-Related Matters of Union Carbide Corporation
A summary of Asbestos-Related Matters of Union Carbide Corporation can be found in Note 15 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Estimating the Asbestos-Related Liability
Since 2003, Union Carbide has engaged Ankura Consulting Group, LLC ("Ankura"), a third party actuarial specialist, to review Union Carbide's historical asbestos-related claim and resolution activity in order to assist Union Carbide's management in estimating the asbestos-related liability. Each year, Ankura has reviewed the claim and resolution activity to determine the appropriateness of updating the most recent Ankura study. Historically, every other year beginning in October, Ankura has completed a full review and formal update to the most recent Ankura study.

Based on the December 2016 Ankura study and Union Carbide's own review of the data, and taking into account the change in accounting policy that occurred in the fourth quarter of 2016, Union Carbide's total asbestos-related liability through the terminal year of 2049, including asbestos-related defense and processing costs, was $1,490 million at December 31, 2016, and included in “Accrued and other current liabilities” and “Asbestos-related liabilities - noncurrent” in the consolidated balance sheets.

Each quarter, Union Carbide reviews claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. Union Carbide also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of Union Carbide and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. Union Carbide's management considers all these factors in conjunction with the most recent Ankura study and determines whether a change in the estimate is warranted. Based on Union Carbide's review of 2017 activity, it was determined that no adjustment to the accrual was required at March 31, 2017.

Union Carbide’s asbestos-related liability for pending and future claims and defense and processing costs was $1,460 million at March 31, 2017. Approximately 14 percent of the recorded liability for pending and future claims related to pending claims and approximately 86 percent related to future claims.

Summary
The Company's management believes the amounts recorded by Union Carbide for the asbestos-related liability (including defense and processing costs) reflect reasonable and probable estimates of the liability based upon current, known facts. However, future events, such as the number of new claims to be filed and/or received each year, the average cost of defending and disposing of each such claim, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs for Union Carbide to be higher or lower than those projected or those recorded. Any such events could result in an increase or decrease in the recorded liability.

Urethane Matters
A full description of the Urethane Matters can be found in Note 15 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Class Action Lawsuit
On February 26, 2016, the Company announced a proposed settlement of $835 million for the Urethane Matters Class Action Lawsuit, which included damages, class attorney fees and post-judgment interest. As a result, in the first quarter of 2016, the Company recorded a loss of $835 million, included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in the Performance Materials & Chemicals segment.

Opt-Out Cases
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

On October 16, 2015, Bayer filed a motion in U.S. District Court for the Eastern District of Virginia ("Federal District Court") seeking to confirm the arbitral award. DAS opposed the motion and filed separate motions to vacate the award, or in the alternative, to stay enforcement of the award until the USPTO issues final office actions with respect to the re-examination proceedings. On January 15, 2016, the Federal District Court denied DAS's motions and confirmed the award. DAS appealed the Federal District Court's decision and posted a bond to stay enforcement of the award during the appeal. On March 1, 2017, the U.S. Court of Appeals for the Federal Circuit ("Federal Circuit") affirmed the arbitral award. As a result of this action, in the first quarter of 2017, the Company recorded a loss of $469 million, inclusive of the arbitral award and post-judgment interest, which is included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in the Agricultural Sciences segment and "Accrued and other current liabilities" in the consolidated balance sheets.

The Company continues to believe the arbitral award is fundamentally flawed in numerous respects because it (i) violates U.S. public policy prohibiting enforcement of invalid patents, (ii) manifestly disregards applicable law, and (iii) disregards unambiguous contract provisions and ignores the essence of the applicable contracts. The USPTO has now issued final office actions rejecting the patentability of all four patents that Bayer asserted in the case. The Company disagrees with the Federal Circuit opinion and is continuing to pursue its appellate rights, including by filing a combined petition for Rehearing or Rehearing En Banc (collectively, the "Rehearing Petition") with the Federal Circuit. If the Federal Circuit denies the Company's Rehearing Petition, the Company can seek judicial review by the U.S. Supreme Court.

The arbitral award will not impact DAS’s commercialization of its soybean and cotton seed products, including those containing the ENLIST™ technologies.

Rocky Flats Matter
A summary of the Rocky Flats Matter can be found in Note 15 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

The Company and Rockwell International Corporation ("Rockwell") (collectively, the "defendants") were defendants in a class action lawsuit filed in 1990 on behalf of property owners ("plaintiffs") in Rocky Flats, Colorado, who asserted claims for nuisance and trespass based on alleged property damage caused by plutonium releases from a nuclear weapons facility owned by the U.S. Department of Energy ("DOE") (the "facility") but operated by Dow and Rockwell. The plaintiffs tried their case as a public liability action under the Price Anderson Act ("PAA"). Dow and Rockwell litigated this matter in the United States District Court for the District of Colorado ("District Court"), the U.S. Tenth Circuit Court of Appeals and then filed a petition for writ of certiorari in the United States Supreme Court. On May 18, 2016, Dow, Rockwell and the plaintiffs entered into a settlement agreement for $375 million, of which $131 million will be paid by Dow. The DOE authorized the settlement pursuant to the PAA and the nuclear hazards indemnity provisions contained in Dow's and Rockwell's contracts. The District Court granted preliminary approval to the class settlement on August 5, 2016. At March 31, 2017, the Company had a liability of $130 million related to this matter, having already paid $1 million towards class notice costs, included in "Accrued and other current liabilities" in the consolidated balance sheets ($130 million at December 31, 2016). A fairness hearing on the class settlement is scheduled for April 28, 2017.

On December 13, 2016, the United States Civil Board of Contract Appeals unanimously ordered the United States government to pay the amounts stipulated in the settlement agreement. On January 17, 2017, the Company received a full indemnity payment of $131 million from the United States government for Dow's share of the class settlement. On January 26, 2017, the Company funded an escrow account for the settlement payment owed to the plaintiffs, which will remain in escrow until the settlement is approved and finalized by the District Court. At March 31, 2017, $130 million remained in escrow and is included in "Other current assets" in the consolidated balance sheets ($131 million at December 31, 2016 and included in "Accounts and notes receivable - Other" in the consolidated balance sheets).

Dow Corning Chapter 11 Related Matters
A summary of the Dow Corning Chapter 11 Related Matters can be found in Note 15 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Introduction
In 1995, Dow Corning, then a 50:50 joint venture between Dow and Corning voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code in order to resolve Dow Corning’s breast implant liabilities and related matters (the “Chapter 11 Proceeding”). Dow Corning emerged from the Chapter 11 Proceeding on June 1, 2004 (the “Effective Date”) and is implementing the Joint Plan of Reorganization (the “Plan”). The Plan provides funding for the resolution of breast implant and other product liability litigation covered by the Chapter 11 Proceeding and provides a process for the satisfaction of commercial creditor claims in the Chapter 11 Proceeding. As of June 1, 2016, Dow Corning is a wholly owned subsidiary of Dow.

Breast Implant and Other Product Liability Claims
Under the Plan, a product liability settlement program administered by an independent claims office (the “Settlement Facility”) was created to resolve breast implant and other product liability claims. Product liability claimants rejecting the settlement program in favor of pursuing litigation must bring suit against a litigation facility (the “Litigation Facility”). Under the Plan, total payments committed by Dow Corning to resolving product liability claims are capped at a maximum $2,350 million net present value (“NPV”) determined as of the Effective Date using a discount rate of seven percent (approximately $3,660 million undiscounted at March 31, 2017). Of this amount, no more than $400 million NPV determined as of the Effective Date can be used to fund the Litigation Facility.

Dow Corning has an obligation to fund the Settlement Facility and the Litigation Facility over a 16-year period, commencing at the Effective Date. As of March 31, 2017, Dow Corning and its insurers have made life-to-date payments of $1,762 million to the Settlement Facility and the Settlement Facility reported an unexpended balance of $145 million.

Dow Corning's liability for breast implant and other product liability claims ("Implant Liability") was $263 million at March 31, 2017 ($263 million at December 31, 2016), which is included in "Other noncurrent obligations" in the consolidated balance sheets. Dow Corning is not aware of circumstances that would change the factors used in estimating the Implant Liability and believes the recorded liability reflects the best estimate of the remaining funding obligations under the Plan; however, the estimate relies upon a number of significant assumptions, including: future claim filing levels in the Settlement Facility will be similar to those in the revised settlement program, which management uses to estimate future claim filing levels for the Settlement Facility; future acceptance rates, disease mix, and payment values will be materially consistent with historical experience; no material negative outcomes in future controversies or disputes over Plan interpretation will occur; and the Plan will not be modified. If actual outcomes related to any of these assumptions prove to be materially different, the future liability to fund the Plan may be materially different than the amount estimated. If Dow Corning was ultimately required to fund the full liability up to the maximum capped value, the liability would be $1,894 million at March 31, 2017.

Commercial Creditor Issues
The Plan provides that each of Dow Corning’s commercial creditors (the “Commercial Creditors”) would receive in cash the sum of (a) an amount equal to the principal amount of their claims and (b) interest on such claims.     The actual amount of interest that will ultimately be paid to these Commercial Creditors is uncertain due to pending litigation between Dow Corning and the Commercial Creditors regarding the appropriate interest rates to be applied to outstanding obligations from the 1995 bankruptcy filing date through the Effective Date, as well as the presence of any recoverable fees, costs and expenses.

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

Upon the Plan becoming effective, Dow Corning paid approximately $1,500 million to the Commercial Creditors, representing principal and an amount of interest that Dow Corning considers undisputed. At March 31, 2017, Dow Corning has estimated its remaining liability to the Commercial Creditors to be within a range of $109 million to $361 million. However, no single amount within the range appears to be a better estimate than any other amount within the range. Therefore, Dow Corning recorded the minimum liability within the range. At March 31, 2017, the liability related to Dow Corning’s potential obligation to pay additional interest to its Commercial Creditors in the Chapter 11 Proceeding was $109 million and included in "Accrued and other current liabilities" in the consolidated balance sheets ($108 million at December 31, 2016). The actual amount of interest that will be paid to these creditors is uncertain and will ultimately be resolved through continued proceedings in the District Court.

Indemnifications
In connection with the June 1, 2016 ownership restructure of Dow Corning, the Company is indemnified by Corning for 50 percent of future losses associated with certain pre-closing liabilities, including the Implant Liability and Commercial Creditors matters described above, subject to certain conditions and limits. The maximum amount of indemnified losses which may be recovered are subject to a cap that declines over time. Indemnified losses are capped at (1) $1.5 billion until May 31, 2018, (2) $1 billion between May 31, 2018 and May 31, 2023, and (3) no recoveries are permitted after May 31, 2023. No indemnification assets were recorded at March 31, 2017 or December 31, 2016.

Summary
The amounts recorded by Dow Corning for the Chapter 11 related matters described above were based on current, known facts, which management believes reflect reasonable and probable estimates of the liability. However, future events could cause the actual costs for Dow Corning to be higher or lower than those projected or those recorded. Any such events could result in an increase or decrease in the recorded liability.

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

Purchase Commitments
A summary of the Company's purchase commitments can be found in Note 15 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the purchase commitments since December 31, 2016.

Guarantees
The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees	At March 31, 2017			At December 31, 2016
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2021	$5,102	$57	2021	$5,096	$86
Residual value guarantees	2027	951	132	2027	947	134
Total guarantees		$6,053	$189		$6,043	$220

Guarantees
Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. With guarantees, such as commercial or financial contracts, non-performance by the guaranteed party triggers the obligation of the Company to make payments to the beneficiary of the guarantee. The majority of the Company’s guarantees relate to debt of nonconsolidated affiliates, which have expiration dates ranging from less than one year to four years, and trade financing transactions in Latin America, which typically expire within one year of inception. The Company’s current expectation is that future payment or performance related to the non-performance of others is considered unlikely.

The Company has entered into guarantee agreements (“Guarantees”) related to project financing for Sadara Chemical Company ("Sadara"), a nonconsolidated affiliate. The total of an Islamic bond and additional project financing (collectively “Total Project Financing”) obtained by Sadara is approximately $12.5 billion. Sadara had $12.4 billion of Total Project Financing outstanding at March 31, 2017 ($12.4 billion at December 31, 2016). The Company's guarantee of the Total Project Financing is in proportion to the Company's 35 percent ownership interest in Sadara, or up to approximately $4.4 billion when the project financing is fully drawn. The Guarantees will be released upon completion of construction of the Sadara complex and satisfactory fulfillment of certain other conditions, including passage of an extensive operational testing program, which is currently anticipated by the end of the first quarter of 2018 and must occur no later than December 2020.

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

The aggregate carrying amount of asset retirement obligations recognized by the Company was $110 million at March 31, 2017 ($110 million at December 31, 2016). These obligations are included in the consolidated balance sheets as "Accrued and other current liabilities" and "Other noncurrent obligations."

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

Interests Held	Mar 31, 2017	Dec 31, 2016
In millions
Carrying value of interests held	$1,663	$1,237
Percentage of anticipated credit losses	0.34%	0.36%
Impact to carrying value - 10% adverse change	$1	$1
Impact to carrying value - 20% adverse change	$2	$1

Credit losses, net of any recoveries, on receivables sold were insignificant during the three-month periods ended March 31, 2017 and 2016.

Following is an analysis of certain cash flows between the Company and the conduits:

Cash Proceeds	Three Months Ended
In millions	Mar 31, 2017	Mar 31, 2016
Collections reinvested in revolving receivables	$5,681	$4,548
Interests in conduits (1)	$114	$187

(1)	Presented in "Operating Activities" in the consolidated statements of cash flows.

Following is additional information related to the sale of receivables under these facilities:

Trade Accounts Receivable Sold	Mar 31, 2017	Dec 31, 2016
In millions
Delinquencies on sold receivables still outstanding	$55	$86
Trade accounts receivable outstanding and derecognized	$2,607	$2,257

NOTE 12 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable In millions	Mar 31, 2017	Dec 31, 2016
Commercial paper	$135	$—
Notes payable to banks and other lenders	224	225
Notes payable to related companies	19	44
Notes payable trade	5	3
Total notes payable	$383	$272
Period-end average interest rates	4.63%	4.60%

Long-Term Debt In millions	2017 Average Rate	Mar 31, 2017	2016 Average Rate	Dec 31, 2016
Promissory notes and debentures:
Final maturity 2017	6.06%	$442	6.06%	$442
Final maturity 2018	5.78%	339	5.78%	339
Final maturity 2019	8.55%	2,122	8.55%	2,122
Final maturity 2020	4.46%	1,547	4.46%	1,547
Final maturity 2021	4.72%	1,424	4.72%	1,424
Final maturity 2022	3.00%	1,250	3.00%	1,250
Final maturity 2023 and thereafter	5.98%	7,199	5.98%	7,199
Other facilities:
U.S. dollar loans, various rates and maturities	1.62%	4,595	1.60%	4,595
Foreign currency loans, various rates and maturities	3.22%	900	3.42%	882
Medium-term notes, varying maturities through 2025	3.86%	997	3.82%	1,026
Tax-exempt bonds, varying maturities through 2038	5.66%	343	5.66%	343
Capital lease obligations	—	293	—	295
Unamortized debt discount and issuance costs	—	(364)	—	(373)
Long-term debt due within one year (1)	—	(616)	—	(635)
Long-term debt	—	$20,471	—	$20,456

(1)	Presented net of current portion of unamortized debt issuance costs.

Annual Installments on Long-Term Debt For Next Five Years at March 31, 2017 (1) In millions
2017	$593
2018	$5,248
2019	$2,427
2020	$1,826
2021	$1,569
2022	$1,496

(1)	Assumes the option to extend a term loan facility
related to the ownership restructure of Dow Corning
will be exercised.

2016 Activity
In the first quarter of 2016, the Company redeemed $349 million of 2.5 percent notes that matured on February 15, 2016.

Available Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at March 31, 2017
In millions	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility	March 2015	$5,000	$5,000	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2018	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	280	280	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	200	200	March 2020	Floating rate
Bilateral Revolving Credit Facility	May 2016	200	200	May 2018	Floating rate
Bilateral Revolving Credit Facility	July 2016	200	200	July 2018	Floating rate
Bilateral Revolving Credit Facility	August 2016	100	100	August 2018	Floating rate
DCC Term Loan Facility	February 2016	4,500	—	May 2018	Floating rate
Total Committed and Available Credit Facilities		$10,880	$6,380

In connection with the ownership restructure of Dow Corning, on May 31, 2016 Dow Corning incurred $4.5 billion of indebtedness under a certain third party credit agreement ("DCC Term Loan Facility"). Subsequent to the ownership restructure of Dow Corning, the Company guaranteed the obligations of Dow Corning under the DCC Term Loan Facility and, as a result, the covenants and events of default applicable to the DCC Term Loan Facility are substantially similar to the covenants and events of default set forth in the Company's Five Year Competitive Advance and Revolving Credit Facility. Amounts borrowed under the DCC Term Loan Facility are repayable on May 30, 2017, subject to a 364-day extension option, at Dow Corning’s election, upon satisfaction of certain customary conditions precedent. Dow Corning has delivered a notice of intent to exercise the 364-day extension option on the DCC Term Loan Facility.

Debt Covenants and Default Provisions
There were no material changes to the debt covenants and default provisions related to the Company's outstanding long-term debt and primary, private credit agreements in the first three months of 2017. For additional information on the Company's debt covenants and default provisions, see Note 17 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

NOTE 13 – VARIABLE INTEREST ENTITIES
A complete description of the Company's variable interest entities ("VIEs") can be found in Note 20 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Consolidated VIEs
The Company's consolidated financial statements include the assets, liabilities and results of operations of VIEs, for which the Company is the primary beneficiary. The other equity holders’ interests are reflected in “Net income attributable to noncontrolling interests” in the consolidated statements of income and "Noncontrolling interests" in the consolidated balance sheets.

The following table summarizes the carrying amounts of the consolidated VIEs' assets and liabilities included in the Company’s consolidated balance sheets at March 31, 2017 and December 31, 2016.

Assets and Liabilities of Consolidated VIEs In millions	Mar 31, 2017	Dec 31, 2016
Cash and cash equivalents	$99	$75
Other current assets	108	95
Net property	960	961
Other noncurrent assets	55	55
Total assets (1)	$1,222	$1,186
Current liabilities	$239	$286
Long-term debt	364	330
Other noncurrent obligations	46	47
Total liabilities (2)	$649	$663
(1)    All assets were restricted at March 31, 2017 and December 31, 2016.
(2)    All liabilities were nonrecourse at March 31, 2017 and December 31, 2016.

In addition, the carrying amounts of assets and liabilities included in the Company’s consolidated balance sheets pertaining to an entity created to monetize accounts receivable of select European entities were current assets of $547 million (zero restricted) at March 31, 2017 ($477 million, zero restricted, at December 31, 2016) and current liabilities of $2 million (zero nonrecourse) at March 31, 2017 (less than $1 million, zero nonrecourse, at December 31, 2016).

Amounts presented in the consolidated balance sheets and the preceding table as restricted assets or nonrecourse obligations relating to consolidated VIEs at March 31, 2017 and December 31, 2016 are adjusted for intercompany eliminations.

Nonconsolidated VIEs
The Company had a negative investment basis of $839 million in Hemlock Semiconductor L.L.C. at March 31, 2017 (negative investment basis of $902 million at December 31, 2016), which is classified as "Other noncurrent obligations" in the consolidated balance sheets. The Company's maximum exposure to loss was zero at March 31, 2017 (zero at December 31, 2016).

The Company's investment in certain joint ventures that produce silicon inputs for the Company was $97 million at March 31, 2017 ($96 million at December 31, 2016) and is classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets, representing the Company's maximum exposure to loss.

The Company’s investment in its crude acrylic acid joint venture was $143 million at March 31, 2017 ($171 million at December 31, 2016) and is classified as “Investment in nonconsolidated affiliates” in the consolidated balance sheets, representing the Company’s maximum exposure to loss.

The Company's investment in AgroFresh Solutions, Inc. ("AFSI") was $44 million at March 31, 2017 ($46 million at December 31, 2016), and is classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets. In addition, the Company has a receivable with AFSI related to a tax receivable agreement of $12 million at March 31, 2017 ($12 million at December 31, 2016) and a receivable for six million warrants, valued at $2 million at March 31, 2017 ($1 million at December 31, 2016), which are classified as "Accounts and notes receivable - Other" in the consolidated balance sheets. The Company's maximum exposure to loss was $58 million at March 31, 2017 ($59 million at December 31, 2016).

Subsequent Event
On April 4, 2017, the Company and AFSI revised certain agreements related to the divestiture of the AgroFresh business, including termination of the agreement related to the Company's receivable for six million warrants. The Company also entered into an agreement to purchase up to 5,070,358 shares of AFSI's common stock, which represented approximately 10 percent of AFSI's common stock outstanding at signing of the agreement, subject to certain terms and conditions.

NOTE 14 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended
In millions	Mar 31, 2017	Mar 31, 2016
Defined Benefit Pension Plans:
Service cost	$125	$104
Interest cost	219	197
Expected return on plan assets	(383)	(342)
Amortization of prior service credit	(6)	(6)
Amortization of net loss	157	146
Net periodic benefit cost	$112	$99

Other Postretirement Benefits:
Service cost	$3	$3
Interest cost	14	12
Amortization of prior service credit	—	(1)
Amortization of net gain	(2)	(2)
Net periodic benefit cost	$15	$12

NOTE 15 – STOCK-BASED COMPENSATION
A summary of the Company's stock-based compensation plans can be found in Note 21 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Employee Stock Purchase Plan
The Company grants stock-based compensation to employees under The Dow Chemical Company 2012 Employee Stock Purchase Plan (the "2012 ESPP"). Under the 2017 annual offering of the 2012 ESPP, most employees were eligible to purchase shares of common stock of the Company valued at up to 10 percent of their annual base salary. The value is determined using the plan price multiplied by the number of shares subscribed to by the employee. The plan price of the stock is set at an amount equal to at least 85 percent of the fair market value (closing price) of the common stock on a date during the fourth quarter of the year prior to the offering, or the average fair market value (closing price) of the common stock over a period during the fourth quarter of the year prior to the offering, in each case, specified by the Executive Vice President of Human Resources.

In the first quarter of 2017, employees subscribed to the right to purchase 3.6 million shares of the Company's common stock with a weighted-average exercise price of $50.22 per share and a weighted-average fair value of $10.70 per share under the 2012 ESPP.

Stock Incentive Plan
The Company also grants stock-based compensation to employees and non-employee directors under The Dow Chemical Company Amended and Restated 2012 Stock Incentive Plan (the "2012 Plan"). Most of the Company's stock-based compensation awards are granted in the first quarter of each year.

In the first quarter of 2017, the Company granted the following stock-based compensation awards to employees under the 2012 Plan:

•	2.2 million stock options with a weighted-average exercise price of $61.19 per share and a weighted-average fair value of $14.44 per share;

•	1.6 million shares of deferred stock with a weighted-average fair value of $61.13 per share; and

•	1.7 million shares of performance deferred stock with a weighted-average fair value of $81.99 per share.

Total unrecognized compensation cost at March 31, 2017, is provided in the following table:

Total Unrecognized Compensation Cost at March 31, 2017	Unrecognized Compensation Cost	Remaining Weighted-average Recognition Period (Years)
In millions
ESPP purchase rights		$11.29
Unvested stock options		$40.85
Deferred stock awards		$148.98
Performance deferred stock awards		$187.90

NOTE 16 – EARNINGS PER SHARE CALCULATIONS
The following tables provide the earnings per share calculations for the three-month periods ended March 31, 2017 and 2016:

Net Income for Earnings Per Share Calculations - Basic	Three Months Ended
In millions	Mar 31, 2017	Mar 31, 2016
Net income attributable to The Dow Chemical Company	$888	$254
Preferred stock dividends (1)	—	(85)
Net income attributable to participating securities (2)	(4)	(3)
Net income attributable to common stockholders	$884	$166

Earnings Per Share Calculations - Basic	Three Months Ended
Dollars per share	Mar 31, 2017	Mar 31, 2016
Net income attributable to The Dow Chemical Company	$0.74	$0.23
Preferred stock dividends (1)	—	(0.08)
Net income attributable to participating securities (2)	—	—
Net income attributable to common stockholders	$0.74	$0.15

Net Income for Earnings Per Share Calculations - Diluted	Three Months Ended
In millions	Mar 31, 2017	Mar 31, 2016
Net income attributable to The Dow Chemical Company	$888	$254
Preferred stock dividends (1) (3)	—	(85)
Net income attributable to participating securities (2)	(4)	(3)
Net income attributable to common stockholders	$884	$166

Earnings Per Share Calculations - Diluted	Three Months Ended
Dollars per share	Mar 31, 2017	Mar 31, 2016
Net income attributable to The Dow Chemical Company	$0.72	$0.23
Preferred stock dividends (1) (3)	—	(0.08)
Net income attributable to participating securities (2)	—	—
Net income attributable to common stockholders	$0.72	$0.15

Share Count Information	Three Months Ended
Shares in millions	Mar 31, 2017	Mar 31, 2016
Weighted-average common shares - basic	1,202.5	1,102.9
Plus dilutive effect of stock options and awards	19.6	14.4
Weighted-average common shares - diluted	1,222.1	1,117.3
Stock options and deferred stock awards excluded from EPS calculations (4)	1.1	4.4

(1)
On December 30, 2016, the Company converted its outstanding shares of Cumulative Convertible Perpetual Preferred Stock, Series A ("Preferred Stock") into shares of the Company's common stock. As a result of this conversion, no shares of Preferred Stock are issued or outstanding.

(2)	Deferred stock awards are considered participating securities due to Dow's practice of paying dividend equivalents on unvested shares.

(3)
Preferred stock dividends were not added back in the calculation of diluted earnings per share for the three months ended March 31, 2016, because the effect of adding them back would have been antidilutive.

(4)
These outstanding options to purchase shares of common stock and deferred stock awards were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides an analysis of the changes in accumulated other comprehensive loss for the three-month periods ended March 31, 2017 and 2016:

Accumulated Other Comprehensive Loss	Three Months Ended
In millions	Mar 31, 2017	Mar 31, 2016
Unrealized Gains on Investments at beginning of year	$43	$47
Net change in unrealized gains	25	23
Reclassification to earnings - Net Sales (net of tax of $(4), $(2)) (1)	(8)	(4)
Balance at end of period	$60	$66
Cumulative Translation Adjustments at beginning of year	$(2,381)	$(1,737)
Translation adjustments	239	328
Balance at end of period	$(2,142)	$(1,409)
Pension and Other Postretirement Benefit Plans at beginning of year	$(7,389)	$(6,769)
Adjustments to pension and other postretirement benefit plans (net of tax of $47, $45) (1) (2)	102	92
Balance at end of period	$(7,287)	$(6,677)
Derivative Instruments at beginning of year	$(95)	$(208)
Net hedging results	(42)	(54)
Reclassification to earnings - Cost of sales (net of tax of $1, $5) (1)	(8)	20
Balance at end of period	$(145)	$(242)
Total Accumulated Other Comprehensive Loss	$(9,514)	$(8,262)

(1)	Tax amounts are included in "Provision for income taxes" in the consolidated statements of income.

(2)	Included in "Net periodic benefit cost." See Note 14 for additional information.

NOTE 18 – NONCONTROLLING INTERESTS
Ownership interests in the Company's subsidiaries held by parties other than the Company are presented separately from the Company's equity in the consolidated balance sheets as "Noncontrolling interests." The amount of consolidated net income attributable to the Company and the noncontrolling interests are both presented on the face of the consolidated statements of income.

The following table summarizes the activity for equity attributable to noncontrolling interests for the three-month periods ended March 31, 2017 and 2016:

Noncontrolling Interests	Three Months Ended
In millions	Mar 31, 2017	Mar 31, 2016
Balance at beginning of period	$1,242	$809
Net income attributable to noncontrolling interests	27	21
Distributions to noncontrolling interests	(21)	(11)
Cumulative translation adjustments	25	17
Other	1	(1)
Balance at end of period	$1,274	$835

NOTE 19 – SEGMENTS AND GEOGRAPHIC AREAS
Effective January 1, 2017, the Company changed its measure of profit/loss for segment reporting purposes from EBITDA to Operating EBITDA to reflect the manner in which the Company's chief operating decision maker now assesses segment performance and allocates resources. The Company defines Operating EBITDA as EBITDA (which Dow defines as earnings (i.e., "Net Income") before interest, income taxes, depreciation and amortization) excluding the impact of certain items. Operating EBITDA by segment includes all operating items relating to the businesses, except depreciation and amortization; items that principally apply to the Company as a whole are assigned to Corporate. A reconciliation of "Income Before Income Taxes" to Operating EBITDA as well as a listing of the certain items impacting results are provided in the following tables. Prior year data has been updated to conform with current year presentation.

Segment Information	Three Months Ended
In millions	Mar 31, 2017	Mar 31, 2016
Sales by segment
Agricultural Sciences	$1,568	$1,646
Consumer Solutions	1,599	1,054
Infrastructure Solutions	2,525	1,594
Performance Materials & Chemicals	2,442	2,181
Performance Plastics	5,025	4,165
Corporate	71	63
Total	$13,230	$10,703
Operating EBITDA by segment
Agricultural Sciences	$351	$403
Consumer Solutions	500	310
Infrastructure Solutions	511	293
Performance Materials & Chemicals	435	335
Performance Plastics	984	991
Corporate	(77)	(79)
Total	$2,704	$2,253
Equity in earnings (losses) of nonconsolidated affiliates by segment (included in Operating EBITDA)
Agricultural Sciences	$(1)	$7
Consumer Solutions	40	20
Infrastructure Solutions	55	51
Performance Materials & Chemicals	73	(31)
Performance Plastics	33	(1)
Corporate	(4)	(7)
Total	$196	$39

Reconciliation of “Income Before Income Taxes” to Operating EBITDA	Three Months Ended
In millions	Mar 31, 2017	Mar 31, 2016
Income Before Income Taxes	$1,128	$165
+ Interest expense and amortization of debt discount	219	201
- Interest income	25	20
+ Depreciation and amortization	778	607
- Certain items	(604)	(1,300)
Operating EBITDA	$2,704	$2,253

The following tables summarize the pretax impact of certain items by segment (which are excluded from Operating EBITDA) for the three-month periods ended March 31, 2017 and 2016:

Certain Items by Segment for the Three Months Ended March 31, 2017	Agri-cultural Sciences	Consumer Solutions	Infra-structure Solutions	Perf Materials & Chemicals	Perf Plastics	Corp	Total
In millions
Bayer CropScience arbitration matter (1)	$(469)	$—	$—	$—	$—	$—	$(469)
Costs associated with transactions and productivity actions (2)	—	—	—	—	—	(135)	(135)
Total	$(469)	$—	$—	$—	$—	$(135)	$(604)

(1)	Included in "Sundry income (expense) - net." See Note 10 for additional information.

(2)
Primarily financial, legal and professional advisory fees associated with the planned all-stock merger of equals with E. I. du Pont de Nemours and Company ("DuPont") as well as implementation costs associated with the ownership restructure of Dow Corning and the Company's restructuring programs, which were included in "Cost of sales" ($23 million) and "Selling, general and administrative expenses" ($112 million) in the consolidated statements of income.

Certain Items by Segment for the Three Months Ended March 31, 2016	Agri-cultural Sciences	Consumer Solutions	Infra-structure Solutions	Perf Materials & Chemicals	Perf Plastics	Corp	Total
In millions
Urethane matters legal settlements (1)	$—	$—	$—	$(1,235)	$—	$—	$(1,235)
Costs associated with transactions and productivity actions (2)	—	—	—	—	—	(65)	(65)
Total	$—	$—	$—	$(1,235)	$—	$(65)	$(1,300)

(1)	Included in "Sundry income (expense) - net." See Note 10 for additional information.

(2)
Primarily financial, legal and professional advisory fees associated with the planned all-stock merger of equals with DuPont, the ownership restructure of Dow Corning and implementation costs associated with the 2015 Restructuring program, which were included in "Cost of sales" ($23 million) and "Selling, general and administrative expenses" ($42 million) in the consolidated statements of income.

The following table summarizes sales by geographic area:

Geographic Area	Three Months Ended
In millions	Mar 31, 2017	Mar 31, 2016
Sales by geographic area
United States	$4,820	$3,800
Europe, Middle East, Africa and India	4,241	3,524
Rest of World	4,169	3,379
Total	$13,230	$10,703

NOTE 20 – PLANNED MERGER WITH DUPONT
On December 11, 2015, Dow and DuPont entered into an Agreement and Plan of Merger, as amended on March 31, 2017 (the "Merger Agreement") to effect an all-stock, merger of equals strategic combination resulting in a newly formed corporation named DowDuPont Inc. ("DowDuPont"). Pursuant to the terms of the Merger Agreement, Dow and DuPont will each merge with wholly owned subsidiaries of DowDuPont (the "Mergers") and, as a result of the Mergers, will become subsidiaries of DowDuPont (collectively, the "Merger Transaction"). Following the consummation of the Mergers, Dow and DuPont intend to pursue, subject to the receipt of any required regulatory approvals and approval by the board of directors of DowDuPont, the separation of the combined company’s agricultural business, specialty products business and materials science business through one or more tax-efficient transactions. Additional information about the Merger Agreement is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 as well as in Current Reports on Form 8-K filed with the U.S. Securities and Exchange Commission on December 11, 2015 and March 31, 2017.

On March 27, 2017, Dow and DuPont announced that the European Commission ("EC") granted conditional approval in Europe of the companies' proposed merger of equals. The EC's approval was conditioned on DuPont and Dow fulfilling certain divestiture commitments given to the EC in connection with the clearance. Specifically, DuPont will divest its Cereal Broadleaf Herbicides and Chewing Insecticides portfolios as well as its Crop Protection research and development pipeline and organization (excluding seed treatment, nematicides, late-stage research and development ("R&D") programs and certain personnel needed to support marketed products and R&D programs that will remain with DuPont) (collectively, the "DuPont Divested Assets"). Dow will divest its global Ethylene Acrylic Acid ("EAA") copolymers and ionomers business to SK Global Chemical Co., Ltd., as announced on February 2, 2017. Dow's divestiture of the EAA business is conditioned on Dow and DuPont closing the Merger Transaction, in addition to other customary closing conditions, including the receipt of certain required regulatory approvals, local employment law and governance obligations.

On March 31, 2017, in connection with the commitments given to the EC with respect to its conditional approval of the Merger Transaction, DuPont entered into an agreement with FMC Corporation ("FMC") whereby FMC will acquire the DuPont Divested Assets and DuPont will acquire FMC's Health and Nutrition business segment, excluding its Omega-3 products (the "H&N Business"). DuPont's transaction with FMC is expected to close in the fourth quarter of 2017, subject to the closing of the Merger Transaction, in addition to the waiver or satisfaction of other customary closing conditions, including approval by the EC of FMC as the buyer of the DuPont Divested Assets and the receipt of other required regulatory approvals.

In connection with DuPont's proposed transaction with FMC, on March 31, 2017 Dow and DuPont amended the Merger Agreement to, among other things, extend the outside date from June 15, 2017 to August 31, 2017 and to provide that DuPont cannot take certain specified actions to obtain regulatory approvals with respect to its acquisition of the H&N Business if those actions would reasonably be likely to result in the one-year loss of revenues to Dow, DuPont, DowDuPont, their subsidiaries or the H&N Business in excess of $350 million in the aggregate (based on fiscal year 2016 annual revenues). In addition, the amendment of the Merger Agreement also amended the form of bylaws for DowDuPont to reflect that Dow and DuPont currently intend that the first step in the intended separation process will be the spin-off of the post-merger materials science business (assuming that such sequencing would allow for the completion of all of the intended spin-offs within 18 months following closing of the Merger Transaction and would not adversely impact the value of the intended spin-off transaction to DowDuPont's shareholders).

Dow and DuPont remain focused on closing the Merger Transaction and continue to work constructively with regulatory agencies to obtain required clearances in all relevant jurisdictions. The Merger Transaction is anticipated to close no earlier than August 1, 2017.

(Unaudited)	The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

•
The Company reported sales in the first quarter of 2017 of $13.2 billion, up 23 percent from $10.7 billion in the first quarter of 2016, with increases across all operating segments, except Agricultural Sciences, and all geographic areas, reflecting the addition of Dow Corning Corporation's ("Dow Corning") silicones business and increased selling prices.

•
Volume increased 16 percent compared with the first quarter of 2016, with increases in all operating segments, except Agricultural Sciences (down 5 percent), including double-digit increases in Infrastructure Solutions (up 56 percent) and Consumer Solutions (up 53 percent). Volume increased in all geographic areas, with double-digit increases in Asia Pacific (up 32 percent), North America (up 16 percent) and Europe, Middle East, Africa and India ("EMEAI") (up 12 percent). Excluding the addition of Dow Corning's silicones business(1), volume was up 4 percent. On the same basis, volume increased in Consumer Solutions (up 8 percent) and Infrastructure Solutions (up 5 percent). Volume increased in all geographic areas.

•
Price was up 7 percent compared with the same period last year, with increases in all operating segments, except Consumer Solutions (down 1 percent) and Agricultural Sciences (remained flat), including a double-digit increase in Performance Plastics (up 15 percent). Price increased in all geographic areas, including a double-digit increase in North America (up 10 percent).

•	Purchased feedstock and energy costs increased nearly $1 billion (41 percent) compared with the first quarter of 2016, primarily due to higher naphtha, propane, natural gas and monomer costs.

•
Selling, general and administrative ("SG&A") expenses were $867 million in the first quarter of 2017, up $125 million from $742 million in the first quarter of 2016, primarily due to: increased costs associated with transactions and productivity actions, primarily financial, legal and professional advisory fees, including costs associated with the planned all-stock merger of equals with E. I. du Pont de Nemours and Company ("DuPont"); implementation costs associated with the ownership restructure of Dow Corning; costs associated with the Company's restructuring programs; and increased spending due to the addition of Dow Corning's silicones business.

•
Equity earnings were $196 million in the first quarter of 2017, up $157 million from $39 million in the first quarter of 2016, as higher equity earnings from the Kuwait joint ventures, the Thai joint ventures and the HSC Group more than offset the absence of equity earnings from Dow Corning.

•
Sundry income (expense) - net was net expense of $470 million in the first quarter of 2017, reflecting a loss related to the Bayer CropScience arbitration matter. See Note 10 to the Consolidated Financial Statements for additional information.

•
On December 30, 2016, the Company's Cumulative Convertible Perpetual Preferred Stock, Series A shares ("Preferred Stock") were converted into shares of the Company's common stock. As a result of this conversion, the quarterly Preferred Stock dividend of $85 million was eliminated.

In addition to the financial highlights, the following events occurred in the first quarter of 2017:

•
On February 2, 2017, the Company announced it reached an agreement to sell its global ethylene acrylic acid copolymers and ionomers business to SK Global Chemical Co., Ltd. as part of the ongoing regulatory approval process for the pending all-stock, merger of equals transaction with DuPont (the "Merger Transaction"). The divestiture will be conditioned on Dow and DuPont closing the Merger Transaction, in addition to other closing conditions, including regulatory filings, local employment law and governance obligations.

•
On March 27, 2017, in connection with the Merger Transaction, Dow and DuPont announced that the European Commission ("EC") granted conditional approval in Europe of the companies' proposed merger of equals, conditioned on Dow and DuPont fulfilling certain divestiture commitments given to the EC in connection with the clearance.

(1)	Excludes current period sales related to the ownership restructure of Dow Corning announced on June 1, 2016 (Consumer Solutions and Infrastructure Solutions).

•	On March 28, 2017, the Company announced the completion of the construction phase of its new, world-scale ethylene production facility in Freeport, Texas.

•
On March 31, 2017, Dow and DuPont amended the merger agreement to extend the outside date from June 15, 2017 to August 31, 2017, with anticipated closing of the transaction no earlier than August 1, 2017, subject to customary closing conditions, including receipt of certain required regulatory approvals. In addition, Dow and DuPont announced they now expect that the first step in the intended separation process will be the spin-off of the post-merger materials science business.

Selected Financial Data	Three Months Ended
In millions, except per share amounts	Mar 31, 2017	Mar 31, 2016
Net sales	$13,230	$10,703

Cost of sales	$10,197	$7,951
Percent of net sales	77.1%	74.3%

Research and development expenses	$416	$361
Percent of net sales	3.1%	3.4%

Selling, general and administrative expenses	$867	$742
Percent of net sales	6.6%	6.9%

Effective tax rate	18.9%	(66.7)%

Net income available for common stockholders	$888	$169

Earnings per common share – basic	$0.74	$0.15
Earnings per common share – diluted	$0.72	$0.15

Operating rate percentage	87%	88%

RESULTS OF OPERATIONS
Net Sales
Net sales in the first quarter of 2017 were $13.2 billion, up 23 percent from $10.7 billion in the first quarter of last year, with volume up 16 percent, reflecting the addition of Dow Corning's silicones business, and price up 7 percent. Price increased in all operating segments, except Consumer Solutions (down 1 percent) and Agricultural Sciences (remained flat), including a double-digit increase in Performance Plastics (up 15 percent). Price increased in all geographic areas, with a double-digit increase in North America (up 10 percent). Volume was up 16 percent as increases in Infrastructure Solutions (up 56 percent), Consumer Solutions (up 53 percent), Performance Materials & Chemicals (up 7 percent) and Performance Plastics (up 5 percent) more than offset a decrease in Agricultural Sciences (down 5 percent). Volume increased in Asia Pacific (up 32 percent), North America (up 16 percent), EMEAI (up 12 percent) and Latin America (up 7 percent). Excluding the addition of Dow Corning's silicones business, volume was up 4 percent. On the same basis, volume increased in Consumer Solutions (up 8 percent) and Infrastructure Solutions (up 5 percent). Volume increased in Asia Pacific (up 6 percent), North America (up 5 percent), EMEAI (up 3 percent) and Latin America (up 1 percent).

Gross Margin
Gross margin was $3.0 billion in the first quarter of 2017, up from $2.8 billion in the first quarter of last year. Gross margin increased as higher sales volume and selling prices, the favorable impact from the addition of Dow Corning's silicones business and cost controls more than offset increased feedstock, energy and other raw material costs, increased planned maintenance turnaround costs and commissioning expenses related to U.S. Gulf Coast growth projects. Gross margin in the first quarter of 2017 and 2016 was negatively impacted by $23 million in pretax charges for costs associated with transactions and productivity actions (reflected in Corporate).

Operating Rate
The Company’s global plant operating rate was 87 percent of capacity in the first quarter of 2017, down from 88 percent in the first quarter of 2016.

Personnel Count
The Company permanently employed approximately 55,000 at March 31, 2017, down from approximately 56,000 at December 31, 2016. Headcount decreased from December 31, 2016 primarily as a result of the Company's restructuring programs.

Research and Development Expenses
Research and development expenses totaled $416 million in the first quarter of 2017, up $55 million (15 percent) from $361 million in the first quarter of 2016, primarily due to the addition of Dow Corning's silicones business.

Selling, General and Administrative Expenses
SG&A expenses were $867 million in the first quarter of 2017, up $125 million (17 percent) from $742 million in the first quarter of last year. SG&A expenses increased primarily due to $112 million of temporary costs associated with transactions and productivity actions ($42 million in the first quarter of 2016), reflected in Corporate, and the addition of Dow Corning's silicones business.

Amortization of Intangibles
Amortization of intangibles was $155 million in the first quarter of 2017, up from $103 million in the first quarter of 2016. The increase in amortization is due to the addition of Dow Corning's silicones business. See Note 5 to the Consolidated Financial Statements for additional information on intangible assets.

Restructuring Credits
In the first quarter of 2017, the Company recorded a favorable adjustment to the 2015 restructuring charge related to costs associated with exit and disposal activities of $1 million (reflected in Agricultural Sciences). In the first quarter of 2016, the Company recorded a favorable adjustment to the 2015 restructuring charge related to the impairment of long-lived assets of $2 million (reflected in Infrastructure Solutions). See Note 3 to the Consolidated Financial Statements for details on the Company's restructuring activities.

Equity in Earnings of Nonconsolidated Affiliates
Dow's share of the earnings of nonconsolidated affiliates was $196 million in the first quarter of 2017, up from $39 million in the first quarter of 2016. The increase in earnings of nonconsolidated affiliates was primarily due to higher earnings from the Kuwait joint ventures due to improved monoethylene glycol, styrene monomer and polyethylene prices and increased earnings from the Thai joint ventures and the HSC Group. These increases were partially offset by the absence of equity earnings from Dow Corning as a result of the ownership restructure transaction.

Sundry Income (Expense) - Net
Sundry income (expense) – net includes a variety of income and expense items such as foreign exchange gains and losses, dividends from investments, gains and losses on sales of investments and assets, and litigation expenses. Sundry income (expense) – net in the first quarter of 2017 was net expense of $470 million, a decrease of $771 million compared with net expense of $1,241 million in the first quarter of 2016. The first quarter of 2017 included a $469 million loss related to the Bayer CropScience arbitration matter (reflected in Agricultural Sciences). The first quarter of 2016 included a $1,235 million loss related to the Company's settlement of the urethane matters class action lawsuit and the opt-out cases (reflected in Performance Materials & Chemicals). See Notes 9 and 10 to the Consolidated Financial Statements for additional information.

Net Interest Expense
Net interest expense (interest expense less capitalized interest and interest income) was $194 million in the first quarter of 2017, up from $181 million in the first quarter of 2016, primarily reflecting the effect of the long-term debt assumed in the ownership restructure of Dow Corning. Interest income was $25 million in the first quarter of 2017, compared with $20 million in the first quarter of 2016.

Provision (Credit) for Income Taxes
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

The effective tax rate for the first quarter of 2017 was 18.9 percent, compared with a negative 66.7 percent tax rate for the first quarter of 2016. The tax rate in the first quarter of 2017 was favorably impacted by a tax benefit from the Bayer CropScience arbitration matter and the adoption of Accounting Standards Update ("ASU") 2016-09, which resulted in the recognition of excess tax benefits related to equity compensation in the provision for income taxes. The tax rate in the first quarter of 2016 was negative as a tax benefit from the urethane matters class action lawsuit and opt-out cases settlements exceeded the tax provision on the Company's remaining results. See Notes 1, 2 and 10 to the Consolidated Financial Statements for additional information.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $27 million in the first quarter of 2017, up from $21 million in the first quarter of 2016.

Preferred Stock Dividends
Preferred Stock dividends of $85 million were recognized in the first quarter of 2016 related to the Company’s Preferred Stock. On December 30, 2016, the Company converted all outstanding shares of its Preferred Stock into shares of the Company's common stock. As a result of this conversion, no shares of Preferred Stock are issued or outstanding.

Net Income Available for Common Stockholders
Net income available for common stockholders was $888 million, or $0.72 per share, in the first quarter of 2017, compared with $169 million, or $0.15 per share, in the first quarter of 2016. See Note 16 to the Consolidated Financial Statements for details on the Company's earnings per share calculations.

Certain Items Impacting Results
The Company provides certain financial measures - Income before income taxes, Net income and Earnings per share - excluding the impact of certain items ("non-GAAP" financial measures). Due to the nature of these certain items, they do not reflect the ongoing operating performance of the Company. Accordingly, Dow's management believes presenting financial measures excluding certain items is useful for investors as it provides financial information on a more comparative basis for the periods presented. Non-GAAP financial measures are not recognized in accordance with principles generally accepted in the United States of America ("U.S. GAAP") and should not be viewed as an alternative to U.S. GAAP financial measures of performance. In addition, these measures are not intended to replace U.S. GAAP measures.

The following table summarizes the impact of certain items recorded in the three-month periods ended March 31, 2017 and 2016.

Certain Items Impacting Results	Pretax Impact (1)		Net Income (2)		EPS - Diluted (3)
	Three Months Ended		Three Months Ended		Three Months Ended
In millions, except per share amounts (Unaudited)	Mar 31, 2017	Mar 31, 2016	Mar 31, 2017	Mar 31, 2016	Mar 31, 2017	Mar 31, 2016
Reported U.S. GAAP Amounts			$888	$169	$0.72	$0.15
- Certain items:
Cost of sales:
Costs associated with transactions and productivity actions	$(23)	$(23)	(15)	(15)	(0.01)	(0.01)
Selling, general and administrative expenses:
Costs associated with transactions and productivity actions	(112)	(42)	(76)	(31)	(0.07)	(0.03)
Sundry income (expense) - net:
Bayer CropScience arbitration matter	(469)	—	(295)	—	(0.24)	—
Urethane matters legal settlements	—	(1,235)	—	(778)	—	(0.70)
Total certain items	$(604)	$(1,300)	$(386)	$(824)	$(0.32)	$(0.74)
= Operating Results (Non-GAAP)			$1,274	$993	$1.04	$0.89

(1)	Impact on "Income Before Income Taxes."

(2)	"Net Income Available for The Dow Chemical Company Common Stockholders."

(3)	"Earnings per common share - diluted."

OUTLOOK
The global economy is showing signs of positive momentum, with excellent leading indicators across much of the world - though geopolitical risks and volatility will persist. The strength and resilience of Dow's portfolio, combined with its consumer-led market focus, will continue to serve the Company well in this environment.

The United States remains a bright spot, driven by solid consumer demand and a resurgent manufacturing sector, especially with the pro-business investment policies from the new administration. Europe continues its gradual recovery, and the Company is encouraged by the return of growth signals aligned to its market focus - notably in infrastructure, automotive and packaging. In Latin America, there are early signs of gradual improvements in consumer-led markets and robust growth in the agriculture sector, with most economies showing strength, except for Brazil, which remains in a recessionary mode. And finally, China’s transition to a consumption economy focused on domestic growth is progressing on a stable path, with strong growth drivers especially for Dow’s products, and the rise of the middle class across developing Asia continues to drive strong demand in the region, particularly in Southeast Asia.

With this view in mind, Dow is well positioned with the right strategy and portfolio for continued success in these market conditions. Dow’s exceptional performance over these last four and a half years will continue, based on its relentless and disciplined focus, delivering consistent earnings growth. This unique ability to deliver in both the short- and long-term for Dow's shareholders - balancing all value growth levers - has created a mindset that will serve the Company well as it drives toward the close of the DowDuPont transaction and the intended spins.

SEGMENT RESULTS
Effective January 1, 2017, the Company changed its measure of profit/loss for segment reporting purposes from EBITDA to Operating EBITDA to reflect the manner in which the Company's chief operating decision maker now assesses segment performance and allocates resources. The Company defines Operating EBITDA as EBITDA (which Dow defines as earnings (i.e., "Net Income") before interest, income taxes, depreciation and amortization) excluding the impact of certain items. Operating EBITDA by segment includes all operating items relating to the businesses, except depreciation and amortization; items that principally apply to the Company as a whole are assigned to Corporate. A reconciliation of "Income Before Income Taxes" to Operating EBITDA as well as a listing of the certain items impacting results can be found in Note 19 to the Consolidated Financial Statements. Prior year data has been updated to conform with current year presentation.

SALES VOLUME AND PRICE BY SEGMENT AND GEOGRAPHIC AREA

Sales Volume and Price by Segment and	Three Months Ended
Geographic Area	Mar 31, 2017
Percentage change from prior year	Volume	Price	Total
Segments
Agricultural Sciences	(5)%	—%	(5)%
Consumer Solutions	53	(1)	52
Infrastructure Solutions	56	2	58
Performance Materials & Chemicals	7	5	12
Performance Plastics	5	15	20
Total	16%	7%	23%
Geographic areas
United States	17%	10%	27%
Europe, Middle East, Africa and India	12	8	20
Rest of World	20	3	23
Total	16%	7%	23%

Sales Volume and Price by Segment and	Three Months Ended
Geographic Area, Excluding Acquisitions (1)	Mar 31, 2017
Percentage change from prior year	Volume	Price	Total
Segments
Agricultural Sciences	(5)%	—%	(5)%
Consumer Solutions	8	(1)	7
Infrastructure Solutions	5	2	7
Performance Materials & Chemicals	7	5	12
Performance Plastics	5	15	20
Total	4%	7%	11%
Geographic areas
United States	6%	10%	16%
Europe, Middle East, Africa and India	3	8	11
Rest of World	4	3	7
Total	4%	7%	11%

(1)	Excludes current period sales related to the ownership restructure of Dow Corning announced on June 1, 2016 (Consumer Solutions and Infrastructure Solutions).

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

Agricultural Sciences	Three Months Ended
In millions	Mar 31, 2017	Mar 31, 2016
Sales	$1,568	$1,646
Price change from comparative period	—%	N/A
Volume change from comparative period	(5)%	N/A
Operating EBITDA	$351	$403
Equity earnings (losses)	$(1)	$7

Agricultural Sciences sales were $1,568 million in the first quarter of 2017, down 5 percent from $1,646 million in the first quarter of 2016. Compared with the first quarter of last year, volume decreased 5 percent and price was flat. Sales declined in all geographic areas, except Latin America, as low crop commodity prices continued to drive a slow-growth agricultural market. Crop Protection sales decreased 6 percent compared with the first quarter of 2016, as reduced demand for herbicides, primarily rice applications in Asia Pacific, and fungicides and lower selling prices more than offset increased demand for insecticides, principally in North America and EMEAI. Seeds sales decreased 1 percent compared with the first quarter of 2016, as lower demand in North America for corn seeds and soybean seeds as well as decreased demand for sunflower seeds in EMEAI and Latin America more than offset higher demand for corn seeds in Latin America and higher cotton seeds sales in North America, driven by higher demand and price increases on licensing activity.

Operating EBITDA for the first quarter of 2017 was $351 million, down from $403 million in the first quarter of 2016. Compared with the same quarter last year, Operating EBITDA decreased primarily due to lower sales volume and reduced equity earnings.

CONSUMER SOLUTIONS
The Consumer Solutions segment consists of four global businesses – Consumer Care, Dow Automotive Systems, Dow Electronic Materials and Consumer Solutions - Silicones. This segment also includes a portion of the Company's share of the results of Dow Corning, a joint venture of the Company through May 31, 2016, and the results of the HSC Group. Consumer Care includes Dow Home, Institutional & Personal Care Solutions and Dow Pharma and Food Solutions. Dow Automotive Systems includes Adhesives and Performance Solutions. Dow Electronic Materials includes Semiconductor Technologies, Interconnect Technologies, Display Technologies and Growth Technologies. Consumer Solutions - Silicones includes Beauty and Personal Care, Household Care, Healthcare, Consumer Goods and Automotive.

As of June 1, 2016, Dow Corning, previously a 50:50 joint venture with Corning Incorporated ("Corning"), became a wholly owned subsidiary of Dow as a result of the ownership restructure of Dow Corning. Dow and Corning continue to maintain their historical proportional equity interest in the HSC Group. Beginning in June 2016, the results of Dow Corning, excluding the HSC Group, are fully consolidated into the Company's consolidated statements of income and aligned with the Consumer Solutions and Infrastructure Solutions segments. The results of the HSC Group will continue to be reported as "Equity in earnings of nonconsolidated affiliates" in the Company's consolidated statements of income and aligned with the Consumer Solutions and Infrastructure Solutions segments.

On December 31, 2016, the Company sold its SAFECHEMTM business. SAFECHEMTM was reported as part of the Consumer Solutions segment through the date of divestiture.

Consumer Solutions	Three Months Ended
In millions	Mar 31, 2017	Mar 31, 2016
Sales	$1,599	$1,054
Price change from comparative period	(1)%	N/A
Volume change from comparative period	53%	N/A
Volume change, excluding acquisition	8%	N/A
Operating EBITDA	$500	$310
Equity earnings	$40	$20

Consumer Solutions sales were $1,599 million in the first quarter of 2017, up from $1,054 million in the first quarter of 2016. Sales increased 52 percent from the first quarter of 2016, with volume up 53 percent and price down 1 percent, with nearly half of the price decline due to the unfavorable impact of currency. Volume increased in all geographic areas, reflecting the addition of Consumer Solutions - Silicones, and in all businesses. Excluding the addition of Consumer Solutions - Silicones, volume increased 8 percent. Consumer Care volume increased due to strong demand in the personal care market sector, which more than offset a volume decline in EMEAI due to the sale of the SAFECHEMTM business. Dow Automotive Systems reported volume growth in all geographic areas, except North America, primarily driven by continued demand for Dow's light-weighting technologies. Dow Electronic Materials reported increased volume, primarily in Asia Pacific, driven by strong demand in semiconductor and printed circuit board applications, as well as new business wins in chemical mechanical planarization polishing pads, lithography and organic light emitting diode technologies. Price declined in all businesses and all geographic areas, except North America which was flat. Price declined in Consumer Care due to the unfavorable impact of currency in EMEAI. Price declined in Dow Automotive Systems primarily due to competitive pricing pressures in Latin America and the unfavorable impact of currency in EMEAI. Dow Electronic Materials price declined due to continued competitive pricing pressures in Asia Pacific.

Operating EBITDA in the first quarter of 2017 was $500 million, up from $310 million in the first quarter of 2016. Operating EBITDA improved from the same quarter last year as the impact of earnings from Consumer Solutions - Silicones, higher sales volume and increased equity earnings from the HSC Group more than offset the impact of lower selling prices and higher feedstock, energy and other raw material costs.

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

As of June 1, 2016, Dow Corning, previously a 50:50 joint venture with Corning, became a wholly owned subsidiary of Dow as a result of the ownership restructure of Dow Corning. Dow and Corning continue to maintain their historical proportional equity interest in the HSC Group. Beginning in June 2016, the results of Dow Corning, excluding the HSC Group, are fully consolidated into the Company's consolidated statements of income and aligned with the Consumer Solutions and Infrastructure Solutions segments. The results of the HSC Group will continue to be reported as "Equity in earnings of nonconsolidated affiliates" in the Company's consolidated statements of income and aligned with the Consumer Solutions and Infrastructure Solutions segments.

Infrastructure Solutions	Three Months Ended
In millions	Mar 31, 2017	Mar 31, 2016
Sales	$2,525	$1,594
Price change from comparative period	2%	N/A
Volume change from comparative period	56%	N/A
Volume change, excluding acquisition	5%	N/A
Operating EBITDA	$511	$293
Equity earnings	$55	$51

Infrastructure Solutions sales were $2,525 million in the first quarter of 2017, up 58 percent from $1,594 million in the first quarter of 2016 with volume up 56 percent and price up 2 percent. Volume increased in all geographic areas, reflecting the addition of Infrastructure Solutions - Silicones, and in all businesses. Excluding the addition of Infrastructure Solutions - Silicones, volume increased 5 percent. Performance Monomers volume increased primarily due to vinyl acetate monomers and higher merchant sales of methacrylates. Dow Building & Construction volume increased in North America due to growth in non-residential market sectors and in EMEAI due to strong demand for STYROFOAM™ brand insulation and methyl cellulosics used in construction applications. Energy & Water Solutions reported volume growth driven by improved demand in oil and gas exploration in North America. Dow Coating Materials volume increased primarily due to strengthening demand in Asia Pacific for architectural coatings. Price increased in all geographic areas, except Latin America. Price increased in Performance Monomers and Dow Coating Materials in response to rising raw material costs and tight supply and demand fundamentals. Price decreased in Dow Building & Construction and Energy & Water Solutions due to competitive pricing pressures.

Operating EBITDA for the first quarter of 2017 was $511 million, up from $293 million in the first quarter of 2016. Operating EBITDA improved compared with the same quarter last year as the impact of earnings from Infrastructure Solutions - Silicones, higher asset utilization in Performance Monomers, the benefit of integrated propylene production and higher selling prices more than offset increased feedstock, energy and other raw material costs.

PERFORMANCE MATERIALS & CHEMICALS
The Performance Materials & Chemicals segment consists of the following businesses: Chlor-Alkali and Vinyl, Industrial Solutions and Polyurethanes. The segment also includes a portion of the results of EQUATE Petrochemicals Company K.S.C. ("EQUATE"), The Kuwait Olefins Company K.S.C. ("TKOC"), Map Ta Phut Olefins Company Limited and Sadara Chemical Company ("Sadara"), all joint ventures of the Company.

Performance Materials & Chemicals	Three Months Ended
In millions	Mar 31, 2017	Mar 31, 2016
Sales	$2,442	$2,181
Price change from comparative period	5%	N/A
Volume change from comparative period	7%	N/A
Operating EBITDA	$435	$335
Equity earnings (losses)	$73	$(31)

Performance Materials & Chemicals sales were $2,442 million in the first quarter of 2017, up 12 percent from $2,181 million in the first quarter of 2016, with volume up 7 percent and price up 5 percent. Compared with the same quarter last year, volume and price increased in all businesses and all geographic areas. Polyurethanes volume increased primarily due to favorable supply and demand fundamentals in isocyanates in North America and EMEAI, strong demand for higher-margin systems applications in Asia Pacific and EMEAI, and broad-based demand growth for propylene glycol. Industrial Solutions reported increased volume in all businesses, including double-digit volume growth in Asia Pacific driven by higher sales of ethylene oxide catalysts, ethanolamines and glycol ethers. Chlor-Alkali and Vinyl reported double-digit volume gains in EMEAI driven by increased demand for vinyl chloride monomer. Price increased in all businesses primarily due to higher raw material costs. Isocyanates selling price increased as a result of tight supply and demand industry fundamentals.

Operating EBITDA for the first quarter of 2017 was $435 million, compared with $335 million in the first quarter of 2016. Compared with the same quarter last year, Operating EBITDA increased due to higher sales volume, increased selling prices, the benefit of integrated propylene production, lower SG&A spending and higher equity earnings from the Kuwait joint ventures, primarily due to improved monoethylene glycol prices. This favorable impact was partially offset by higher feedstock, energy and other raw material costs.

PERFORMANCE PLASTICS
The Performance Plastics segment is a market-oriented portfolio comprised of Dow Elastomers, Dow Electrical and Telecommunications, Dow Packaging and Specialty Plastics, Energy and Hydrocarbons. The segment also includes the results of The Kuwait Styrene Company K.S.C. ("TKSC") and The SCG-Dow Group, as well as a portion of the results of EQUATE, TKOC, Map Ta Phut Olefins Company Limited and Sadara, all joint ventures of the Company.

Sales for the Energy business are primarily opportunistic merchant sales driven by market conditions and sales to customers located on Dow manufacturing sites. Sales for the Hydrocarbons business are comprised primarily of monomers and ethylene by-products that are not required for internal use. Hydrocarbons sales can fluctuate significantly based on ethylene production facility feedslates and operating rates, derivative demand and market prices for monomers and by-products. Selling prices for monomers and ethylene by-products are generally correlated to purchased feedstock costs.

Dow is responsible for marketing the majority of Sadara products outside of the Middle East zone through the Company's established sales channels. As part of this arrangement, the Company purchases and sells Sadara products for a marketing fee.

Performance Plastics	Three Months Ended
In millions	Mar 31, 2017	Mar 31, 2016
Sales	$5,025	$4,165
Price change from comparative period	15%	N/A
Volume change from comparative period	5%	N/A
Operating EBITDA	$984	$991
Equity earnings (losses)	$33	$(1)

Performance Plastics sales in the first quarter of 2017 were $5,025 million, up 20 percent from $4,165 million in the first quarter of 2016 with price up 15 percent and volume up 5 percent. Price was up in all geographic areas and all businesses, except Dow Elastomers, in response to higher feedstock, energy and other raw material costs. Double-digit price increases were reported in Hydrocarbons as prices for monomers and ethylene by-products are generally correlated to Brent crude oil prices, which increased 56 percent compared with the first quarter of 2016. Volume was up in all geographic areas, except Latin America, and all businesses, except Dow Electrical and Telecommunications. Dow Packaging and Specialty Plastics volume increased across all geographic areas, except Latin America, due to higher demand in food and specialty packaging and industrial and consumer packaging market sectors, and new production from Sadara which benefited EMEAI and Asia Pacific. Dow Elastomers volume increased across all geographic areas due to higher demand in transportation, consumer goods and footwear market sectors. Dow Electrical and Telecommunications volume decreased in all geographic areas, except Latin America which remained flat, due to a significant planned maintenance turnaround and capacity expansion in the fourth quarter of 2016 and an extended ramp up of production afterward. Volume increased in the Hydrocarbons business primarily due to increased sales of ethylene and aromatics in the United States. Energy volume increased as a result of third party supply agreements.

Operating EBITDA in the first quarter of 2017 was $984 million, essentially flat from $991 million in the first quarter of 2016. Operating EBITDA was favorably impacted in the first quarter of 2017 by higher selling prices, increased sales volume, lower operating costs and improved equity earnings from TKSC and EQUATE due to higher polyethylene and styrene monomer prices. Operating EBITDA was negatively impacted in the first quarter of 2017 by higher feedstock, energy and other raw material costs, U.S. Gulf Coast start-up and commissioning costs and increased equity losses from Sadara.

CORPORATE
Corporate includes certain enterprise and governance activities (including insurance operations, geographic management, risk management such as foreign currency hedging activities, audit fees, donations, etc.); the results of Ventures (including business incubation platforms and non-business aligned joint ventures); environmental operations; gains and losses on the sales of financial assets; severance costs; non-business aligned litigation expenses (including asbestos-related defense and processing costs); and foreign exchange results.

Corporate	Three Months Ended
In millions	Mar 31, 2017	Mar 31, 2016
Sales	$71	$63
Operating EBITDA	$(77)	$(79)
Equity losses	$(4)	$(7)

Sales for Corporate, which primarily relate to the Company's insurance operations, were $71 million in the first quarter of
2017, up from $63 million in the first quarter of 2016.

Operating EBITDA in the first quarter of 2017 was a loss of $77 million, essentially flat compared with the first quarter of 2016.

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents of $5,848 million at March 31, 2017 and $6,607 million at December 31, 2016, of which $4,568 million at March 31, 2017 and $4,890 million at December 31, 2016 was held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. At March 31, 2017, management believed that sufficient liquidity was available in the United States. However, in the unusual event that additional foreign funds are needed in the United States, the Company has the ability to repatriate additional funds. The repatriation could result in an adjustment to the tax liability after considering available foreign tax credits and other tax attributes. It is not practicable to calculate the unrecognized deferred tax liability on undistributed foreign earnings.

In addition, the Company had restricted cash of $145 million at March 31, 2017 ($17 million at December 31, 2016). The restricted cash at March 31, 2017 is primarily related to the funding of an escrow account for the Rocky Flats Matter. The Company classified the restricted cash as "Other current assets" in the consolidated balance sheets as the funds are expected to be released from escrow within one year. See Notes 9 and 10 to the Consolidated Financial Statements for additional information.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Three Months Ended
In millions	Mar 31, 2017	Mar 31, 2016
Cash provided by (used in):
Operating activities (1)	$476	$139
Investing activities	(1,060)	(1,163)
Financing activities (1)	(231)	(958)
Effect of exchange rate changes on cash	56	15
Summary
Decrease in cash and cash equivalents	$(759)	$(1,967)
Cash and cash equivalents at beginning of year	6,607	8,577
Cash and cash equivalents at end of period	$5,848	$6,610
(1)    Presented in accordance with newly implemented ASU 2016-09. See Notes 1 and 2 to the Consolidated
Financial Statements for additional information.

Cash Flows from Operating Activities
In the first three months of 2017, cash provided by operating activities increased compared with the same period last year, primarily due to higher earnings and decreased pension contributions which were partially offset by an increase in cash used for working capital requirements.

Net Working Capital In millions	Mar 31, 2017		Dec 31, 2016
Current assets	$24,640		$23,659
Current liabilities	13,193		12,604
Net working capital	$11,447		$11,055
Current ratio	1.87	:1	1.88	:1
Days-sales-outstanding-in-receivables	48		47
Days-sales-in-inventory	76		67

Net working capital increased from December 31, 2016 to March 31, 2017, primarily due to an increase in "Accounts and notes receivable" and "Inventories" which was partially offset by a decrease in "Cash and cash equivalents" and an increase in "Accounts payable." Days-sales-outstanding-in-receivables increased one day in the first three months of 2017. Days-sales-in-inventory increased nine days in the first three months of 2017, as the Company rebuilt inventory levels from fourth quarter 2016 lows as well as built inventory ahead of planned maintenance turnaround activity.

Cash Flows from Investing Activities
In the first three months of 2017, cash used in investing activities was $1,060 million, primarily due to capital expenditures, loans to Sadara, and a payment made to an escrow account related to the Rocky Flats Matter. In the first three months of 2016, cash used in investing activities was $1,163 million, primarily due to capital expenditures, including U.S. Gulf Coast projects, and investments in and loans to nonconsolidated affiliates, primarily with Sadara.

Capital spending was $754 million in the first three months of 2017, compared with $820 million in the first three months of 2016. The Company expects capital spending in 2017 to be approximately $3.4 billion.

In the first three months of 2017, the Company loaned an additional $245 million to Sadara and converted $105 million of the loan balance into equity. The Company expects to loan approximately $490 million to Sadara during the remainder of 2017. All or a portion of the outstanding loans to Sadara could potentially be converted into equity in future periods.

Cash Flows from Financing Activities
In the first three months of 2017, cash used in financing activities decreased compared with the same period last year, primarily due to lower payments on long-term debt, higher proceeds from sales of common stock and the issuance of commercial paper.

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

The following table provides a reconciliation of free cash flow to "Cash provided by operating activities" for the three-month periods ended March 31, 2017 and 2016:

Reconciliation of Free Cash Flow to "Cash Provided by Operating Activities" In millions	Three Months Ended
	Mar 31, 2017	Mar 31, 2016
Cash provided by operating activities (1)	$476	$139
Capital expenditures	(754)	(820)
Free Cash Flow	$(278)	$(681)
(1)    Presented in accordance with newly implemented ASU 2016-09. See Notes 1 and
2 to the Consolidated Financial Statements for additional information.

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

Commercial Paper
Dow issues promissory notes under its U.S. and Euromarket commercial paper programs. The Company had $135 million of commercial paper outstanding at March 31, 2017 (zero at December 31, 2016). The Company maintains access to the commercial paper market at competitive rates.

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

Committed Credit Facilities
In the event Dow has short-term liquidity needs and is unable to issue commercial paper for any reason, Dow has the ability to access liquidity through its committed and available credit facilities, as summarized below:

Committed and Available Credit Facilities at March 31, 2017
In millions	Effective Date	Committed Credit	Available Credit	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility	March 2015	$5,000	$5,000	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2018	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	280	280	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	200	200	March 2020	Floating rate
Bilateral Revolving Credit Facility	May 2016	200	200	May 2018	Floating rate
Bilateral Revolving Credit Facility	July 2016	200	200	July 2018	Floating rate
Bilateral Revolving Credit Facility	August 2016	100	100	August 2018	Floating rate
DCC Term Loan Facility	February 2016	4,500	—	May 2018	Floating rate
Total Committed and Available Credit Facilities		$10,880	$6,380

In connection with the ownership restructure of Dow Corning, on May 31, 2016 Dow Corning incurred $4.5 billion of indebtedness under a certain third party credit agreement ("DCC Term Loan Facility"). Subsequent to the ownership restructure of Dow Corning, the Company guaranteed the obligations of Dow Corning under the DCC Term Loan Facility and, as a result, the covenants and events of default applicable to the DCC Term Loan Facility are substantially similar to the covenants and events of default set forth in the Company's Five Year Competitive Advance and Revolving Credit Facility. Amounts borrowed under the DCC Term Loan Facility are repayable on May 30, 2017, subject to a 364-day extension option, at Dow Corning’s election, upon satisfaction of certain customary conditions precedent. Dow Corning has delivered a notice of intent to exercise the 364-day extension option on the DCC Term Loan Facility.

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

Debt
As Dow continues to maintain its strong balance sheet and financial flexibility, management is focused on net debt (a non-GAAP financial measure), as Dow believes this is the best representation of the Company’s financial leverage at this point in time. As shown in the following table, net debt is equal to total gross debt minus "Cash and cash equivalents." At March 31, 2017, net debt as a percent of total capitalization was 35.5 percent.

Total Debt In millions	Mar 31, 2017	Dec 31, 2016
Notes payable	$383	$272
Long-term debt due within one year	616	635
Long-term debt	20,471	20,456
Gross debt	$21,470	$21,363
Cash and cash equivalents	$5,848	$6,607
Net debt	$15,622	$14,756
Gross debt as a percent of total capitalization	43.1%	44.0%
Net debt as a percent of total capitalization	35.5%	35.1%

Dow's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. The Company's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of the Company's consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement equals or exceeds $500 million. The ratio of the Company's consolidated indebtedness to consolidated capitalization as defined in the Five Year Competitive Advance and Revolving Credit Facility Agreement was
0.42 to 1.00 at March 31, 2017. Management believes the Company was in compliance with all of its covenants and default provisions at March 31, 2017. For information on Dow's covenants and default provisions, see Note 17 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Share Repurchase Program
On February 13, 2013, the Board of Directors approved a share buy-back program, authorizing up to $1.5 billion to be spent on the repurchase of the Company's common stock over a period of time. On January 29, 2014, the Board of Directors announced an expansion of the Company's share buy-back authorization, authorizing an additional amount not to exceed $3 billion to be spent on the repurchase of the Company's common stock over a period of time. On November 12, 2014, the Board of Directors announced a new $5 billion tranche to its share buy-back program. As a result of these actions, the total authorized amount of the share repurchase program is $9.5 billion. At March 31, 2017, approximately $1.4 billion of the share buy-back program authorization remained available for additional repurchases.

For additional information related to the share repurchase program, see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pension Plans
The Company has defined benefit pension plans in the United States and a number of other countries. The Company's funding policy is to contribute to the plans when pension laws and/or economics either require or encourage funding. See Note 14 to the Consolidated Financial Statements and Note 18 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, for additional information concerning the Company's pension plans.

Restructuring
The activities related to the 2015 and 2016 restructuring programs are expected to result in additional cash expenditures of approximately $190 million, primarily through June 30, 2018, related to severance costs and costs associated with exit and disposal activities, including environmental remediation (see Note 3 to the Consolidated Financial Statements). The Company expects to incur additional costs in the future related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations, and to ensure competitiveness across its businesses and geographic areas. Future costs are expected to include demolition costs related to closed facilities and restructuring plan implementation costs; these costs will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

Contractual Obligations
Information related to the Company’s contractual obligations, commercial commitments and expected cash requirements for interest at December 31, 2016 can be found in Notes 15, 17, 18, 19 and 23 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes in the Company’s contractual obligations since December 31, 2016.

Off-Balance Sheet Arrangements
Off-balance sheet arrangements are obligations the Company has with nonconsolidated entities related to transactions, agreements or other contractual arrangements. The Company holds variable interests in certain joint ventures accounted for under the equity method of accounting. The Company is not the primary beneficiary of these joint ventures and therefore is not required to consolidate the entities (see Note 13 to the Consolidated Financial Statements). In addition, see Note 11 to the Consolidated Financial Statements for information regarding the transfer of financial assets.

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. The Company had outstanding guarantees at March 31, 2017 of $6,053 million, up from $6,043 million at December 31, 2016.

Additional information related to guarantees can be found in the “Guarantees” section of Note 10 to the Consolidated Financial Statements.

Fair Value Measurements
See Note 8 to the Consolidated Financial Statements for additional information concerning fair value measurements, including the Company's interest held in trade receivable conduits.

OTHER MATTERS
Recent Accounting Guidance
See Note 2 to the Consolidated Financial Statements for a summary of recent accounting guidance.

Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 10-K”) describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Dow’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2016 10-K. Since December 31, 2016, there have been no material changes in the Company’s critical accounting policies.

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

Asbestos-Related Claim Activity	2017	2016
Claims unresolved at January 1	16,141	18,778
Claims filed	1,907	2,355
Claims settled, dismissed or otherwise resolved	(1,566)	(1,361)
Claims unresolved at March 31	16,482	19,772
Claimants with claims against both UCC and Amchem	(5,779)	(7,169)
Individual claimants at March 31	10,703	12,603

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

The global nature of Dow’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global basis, the Company has assets, liabilities and cash flows in currencies other than the U.S. dollar. The primary objective of the Company’s foreign exchange risk management is to optimize the U.S. dollar value of net assets and cash flows, keeping the adverse impact of currency movements to a minimum. To achieve this objective, the Company hedges on a net exposure basis using foreign currency forward contracts, over-the-counter option contracts, cross-currency swaps, and nonderivative instruments in foreign currencies. Exposures primarily relate to assets, liabilities and bonds denominated in foreign currencies, as well as economic exposure, which is derived from the risk that currency fluctuations could affect the dollar value of future cash flows related to operating activities. The largest exposures are denominated in European currencies, the Japanese yen and the Chinese yuan, although exposures also exist in other currencies of Asia Pacific, Canada, Latin America, Middle East, Africa and India.

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

Dow uses value-at-risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Company is a variance/covariance model. This model uses a 97.5 percent confidence level and includes at least one year of historical data. The March 31, 2017, 2016 year-end and 2016 average daily VAR for the aggregate of all positions are shown below. These amounts are immaterial relative to the total equity of the Company.

Total Daily VAR by Exposure Type		2016
In millions	At Mar 31, 2017	Year-end	Average
Commodities	$33	$24	$23
Equities	$13	$17	$16
Foreign exchange	$44	$28	$9
Interest rate	$82	$82	$90
Composite	$172	$151	$138

The Company’s daily VAR for the aggregate of all positions increased from a composite VAR of $151 million at December 31, 2016, to a composite VAR of $172 million at March 31, 2017. Commodities and foreign exchange VAR increased due to an increase in long-term managed exposures. Equities VAR decreased due to a decline in equity volatility. The interest rate VAR was unchanged. See Note 11 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, for further disclosure regarding market risk.

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

The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred during the first quarter of 2017. For a current status of this matter, see Note 10 to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

Environmental Matters
Rohm and Haas Texas Incorporated ("ROH Texas"), a wholly owned subsidiary of the Company, was informed by the Environmental Protection Agency ("EPA"), Region 6 of concerns related to the operation and condition of certain flares installed at the ROH Texas Deer Park, Texas, manufacturing facility. This matter was resolved on January 12, 2017 through the issuance of an Administrative Complaint as well as a Consent Agreement and Final Order, under which ROH Texas does not admit the alleged violations but agrees to pay the U.S. Treasury $400,000 and commits to a mitigation plan involving additional monitoring and completion of two Supplemental Environmental Projects ("SEPs") to provide a local college with an air monitoring bench and improved energy efficient lighting. The SEPs are estimated to cost ROH Texas approximately $1.5 million.

On March 14, 2017, FilmTec Corporation ("FilmTec"), a wholly owned subsidiary of the Company, received notification from the EPA, Region 5 and the Department of Justice ("DOJ") of a proposed penalty in excess of $100,000 for alleged violations of the Clean Air Act at FilmTec’s Edina, Minnesota, manufacturing facility. Discussion between the EPA, DOJ and FilmTec are ongoing.

Derivative Litigation
In April 2016, Stephen Levine ("Levine"), purportedly in the name of and on behalf of the Company, served the Company with a complaint filed in the United States District Court for the Eastern District of Michigan (the "Court") against certain officers and directors of the Company (the "Defendants") alleging, among other things, that Defendants breached certain fiduciary obligations with respect to the urethanes antitrust class action litigation and the underlying conduct alleged therein, and the use of corporate assets. Defendants and the Company moved to dismiss the complaint on July 13, 2016, arguing that Levine had not alleged sufficient facts to establish his ability to assert claims on the Company's behalf and that the allegations were not sufficient to state a legal claim. On October 19, 2016, the Court entered an order granting Defendants' motion to dismiss and entering judgment for the Defendants. In November 2016, the shareholder appealed the Court’s judgment to the United States Court of Appeals for the Sixth Circuit. Levine voluntarily withdrew the appeal in connection with a resolution of the shareholders request to inspect certain corporate books and records. This matter is now concluded.

ITEM 1A.  RISK FACTORS
There were no material changes in the Company's risk factors in the first quarter of 2017.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended March 31, 2017:

Issuer Purchases of Equity Securities		Average price paid per share	Total number of shares purchased as part of the Company's publicly announced share repurchase program (1)	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program (1) (In Millions)
Period	Total number of shares purchased
January 2017	—	$—	—	$1,396
February 2017	—	$—	—	$1,396
March 2017	—	$—	—	$1,396
First quarter 2017	—	$—	—	$1,396

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

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
Not applicable.

ITEM 6.  EXHIBITS
See the Exhibit Index of this Quarterly Report on Form 10-Q for exhibits filed with this report.

The Dow Chemical Company and Subsidiaries Trademark Listing

®™ DOW and STYROFOAM are trademarks of The Dow Chemical Company ("Dow") or an affiliated company of Dow.

®™ ENLIST is a trademark of Dow AgroSciences LLC.

®™ SAFECHEM is a trademark of SAFECHEM Europe GmbH.

The Dow Chemical Company and Subsidiaries Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOW CHEMICAL COMPANY
Registrant
Date: April 27, 2017

/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Controller and Vice President
of Controllers and Tax

The Dow Chemical Company and Subsidiaries Exhibit Index

EXHIBIT NO.	DESCRIPTION

2(h)(i)
Amendment No. 1 to Agreement and Plan of Merger, dated as of March 31, 2017, among The Dow Chemical Company, E. I. du Pont de Nemours and Company, Diamond Merger Sub, Inc., Orion Merger Sub, Inc. and DowDuPont Inc. f/k/a Diamond-Orion HoldCo Inc., incorporated by reference to Exhibit 2.1 to The Dow Chemical Company Current Report on Form 8-K filed on March 31, 2017.

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