Form 10-Q
period 2017-06-30
DOW CHEMICAL CO /DE/
filed 2017-07-27
CIK 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2017

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☑ No

Outstanding at
Class	June 30, 2017
Common Stock, par value $2.50 per share	1,223,444,930 shares

The Dow Chemical Company
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2017

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

This document also contains statements about Dow’s agreement to effect an all-stock, merger of equals strategic combination with E. I. du Pont de Nemours and Company (“DuPont”), resulting in a new combined company DowDuPont Inc. (“DowDuPont”). These and other forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed in any forward-looking statements. Important risk factors that may cause such a difference include, but are not limited to, (i) the completion of the proposed transaction on anticipated terms and timing, including obtaining regulatory approvals, anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the new combined company’s operations and other conditions to the completion of the merger, (ii) the ability of Dow and DuPont to integrate the business successfully and to achieve anticipated synergies, risks and costs and pursuit and/or implementation of the potential separations, including anticipated timing, any changes to the configuration of businesses included in the potential separations if implemented, (iii) the intended separation of the agricultural, materials science and specialty products businesses of the combined company post-merger in one or more tax efficient transactions on anticipated terms and timing, including a number of conditions which could delay, prevent or otherwise adversely affect the proposed transactions, including possible issues or delays in obtaining required regulatory approvals or clearances, disruptions in the financial markets or other potential barriers, (iv) potential litigation relating to the proposed transaction that could be instituted against Dow, DuPont or their respective directors, (v) the risk that disruptions from the proposed transaction will harm Dow’s or DuPont’s business, including current plans and operations, (vi) the ability of Dow or DuPont to retain and hire key personnel, (vii) potential adverse reactions or changes to business relationships resulting from the announcement or completion of the merger, (viii) uncertainty as to the long-term value of DowDuPont common stock, (ix) continued availability of capital and financing and rating agency actions, (x) legislative, regulatory and economic developments, (xi) potential business uncertainty, including changes to existing business relationships, during the pendency of the merger that could affect Dow’s and/or DuPont’s financial performance, (xii) certain restrictions during the pendency of the merger that may impact Dow’s or DuPont’s ability to pursue certain business opportunities or strategic transactions and (xiii) unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, as well as management’s response to any of the aforementioned factors. These risks, as well as other risks associated with the proposed merger, are more fully discussed in the joint proxy statement/prospectus included in the Registration Statement on Form S-4 (File No. 333-209869) filed by DowDuPont with the U.S. Securities and Exchange Commission in connection with the proposed merger. While the list of factors presented here is, and the list of factors presented in the Registration Statement are, considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on Dow’s or DuPont’s consolidated financial condition, results of operations, credit rating or liquidity. Neither Dow nor DuPont assumes any obligation to publicly provide revisions or updates to any forward-looking statements, whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (see Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2016). Dow undertakes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions, except per share amounts (Unaudited)	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Net Sales	$13,834	$11,952	$27,064	$22,655
Cost of sales	10,764	9,275	20,961	17,226
Research and development expenses	405	399	821	760
Selling, general and administrative expenses	855	787	1,722	1,529
Amortization of intangibles	157	122	312	225
Restructuring charges (credits)	(12)	454	(13)	452
Equity in earnings of nonconsolidated affiliates	54	82	250	121
Sundry income (expense) - net	299	2,550	(171)	1,309
Interest income	22	18	47	38
Interest expense and amortization of debt discount	226	208	445	409
Income Before Income Taxes	1,814	3,357	2,942	3,522
Provision for income taxes	455	130	668	20
Net Income	1,359	3,227	2,274	3,502
Net income attributable to noncontrolling interests	38	19	65	40
Net Income Attributable to The Dow Chemical Company	1,321	3,208	2,209	3,462
Preferred stock dividends	—	85	—	170
Net Income Available for The Dow Chemical Company Common Stockholders	$1,321	$3,123	$2,209	$3,292

Per Common Share Data:
Earnings per common share - basic	$1.08	$2.79	$1.82	$2.96
Earnings per common share - diluted	$1.07	$2.61	$1.79	$2.83

Dividends declared per share of common stock	$0.46	$0.46	$0.92	$0.92
Weighted-average common shares outstanding - basic	1,211.8	1,111.1	1,207.2	1,107.0
Weighted-average common shares outstanding - diluted	1,229.0	1,222.8	1,225.5	1,218.5

Depreciation	$534	$511	$1,112	$967
Capital Expenditures	$795	$997	$1,549	$1,817
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Net Income	$1,359	$3,227	$2,274	$3,502
Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on investments	(9)	15	8	34
Cumulative translation adjustments	387	(86)	626	242
Pension and other postretirement benefit plans	101	455	203	547
Derivative instruments	(39)	33	(89)	(1)
Other comprehensive income	440	417	748	822
Comprehensive Income	1,799	3,644	3,022	4,324
Comprehensive income attributable to noncontrolling interests, net of tax	40	31	93	68
Comprehensive Income Attributable to The Dow Chemical Company	$1,759	$3,613	$2,929	$4,256
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Jun 30, 2017	Dec 31, 2016
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2017: $87; 2016: $75)	$6,218	$6,607
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2017: $123; 2016: $110)	5,307	4,666
Other	5,557	4,358
Inventories	8,163	7,363
Other current assets	690	665
Total current assets	25,935	23,659
Investments
Investment in nonconsolidated affiliates	3,665	3,747
Other investments (investments carried at fair value - 2017: $1,999; 2016: $1,959)	2,985	2,969
Noncurrent receivables	755	708
Total investments	7,405	7,424
Property
Property	59,573	57,438
Less accumulated depreciation	35,457	33,952
Net property (variable interest entities restricted - 2017: $942; 2016: $961)	24,116	23,486
Other Assets
Goodwill	15,439	15,272
Other intangible assets (net of accumulated amortization - 2017: $4,708; 2016: $4,295)	5,812	6,026
Deferred income tax assets	2,922	3,079
Deferred charges and other assets	618	565
Total other assets	24,791	24,942
Total Assets	$82,247	$79,511
Liabilities and Equity
Current Liabilities
Notes payable	$480	$272
Long-term debt due within one year	955	635
Accounts payable:
Trade	4,623	4,519
Other	3,113	2,401
Income taxes payable	531	600
Dividends payable	559	508
Accrued and other current liabilities	3,168	3,669
Total current liabilities	13,429	12,604
Long-Term Debt (variable interest entities nonrecourse - 2017: $306; 2016: $330)	20,072	20,456
Other Noncurrent Liabilities
Deferred income tax liabilities	916	923
Pension and other postretirement benefits - noncurrent	11,195	11,375
Asbestos-related liabilities - noncurrent	1,301	1,364
Other noncurrent obligations	5,745	5,560
Total other noncurrent liabilities	19,157	19,222
Stockholders’ Equity
Common stock	3,107	3,107
Additional paid-in capital	4,202	4,262
Retained earnings	31,417	30,338
Accumulated other comprehensive loss	(9,074)	(9,822)
Unearned ESOP shares	(198)	(239)
Treasury stock at cost	(1,033)	(1,659)
The Dow Chemical Company’s stockholders’ equity	28,421	25,987
Noncontrolling interests	1,168	1,242
Total equity	29,589	27,229
Total Liabilities and Equity	$82,247	$79,511
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
In millions (Unaudited)	Jun 30, 2017	Jun 30, 2016
Operating Activities
Net Income	$2,274	$3,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,517	1,287
Provision (Credit) for deferred income tax	40	(993)
Earnings of nonconsolidated affiliates less than dividends received	310	388
Pension contributions	(381)	(506)
Net gain on sales of investments	(53)	(48)
Net gain on sales of property, businesses and consolidated companies	(135)	(74)
Net gain on sale of ownership interests in nonconsolidated affiliates	(2)	—
Net gain on step acquisition of nonconsolidated affiliates	—	(2,445)
Restructuring charges (credits)	(13)	452
Other net loss	75	62
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(2,123)	(1,320)
Proceeds from interests in trade accounts receivable conduits	804	753
Inventories	(839)	(238)
Accounts payable	620	433
Other assets and liabilities	(279)	1,114
Cash provided by operating activities	1,815	2,367
Investing Activities
Capital expenditures	(1,549)	(1,817)
Investment in gas field developments	(68)	—
Construction of assets pending sale / leaseback	—	(12)
Proceeds from sale / leaseback of assets	—	32
Payment into escrow account	(130)	(835)
Distribution from escrow account	130	—
Proceeds from sales of property, businesses and consolidated companies, net of cash divested	215	177
Acquisitions of property, businesses and consolidated companies, net of cash acquired	(31)	(224)
Cash acquired in step acquisition of nonconsolidated affiliate	—	1,050
Investments in and loans to nonconsolidated affiliates	(484)	(569)
Distributions and loan repayments from nonconsolidated affiliates	54	8
Proceeds from sale of ownership interests in nonconsolidated affiliates	54	—
Purchases of investments	(379)	(301)
Proceeds from sales and maturities of investments	435	428
Cash used in investing activities	(1,753)	(2,063)
Financing Activities
Changes in short-term notes payable	288	(66)
Proceeds from issuance of long-term debt	—	30
Payments on long-term debt	(105)	(459)
Proceeds from sales of common stock	357	234
Transaction financing, debt issuance and other costs	—	(2)
Employee taxes paid for share-based payment arrangements	(85)	(65)
Distributions to noncontrolling interests	(51)	(66)
Dividends paid to stockholders	(1,063)	(1,185)
Cash used in financing activities	(659)	(1,579)
Effect of Exchange Rate Changes on Cash	208	7
Summary
Decrease in cash and cash equivalents	(389)	(1,268)
Cash and cash equivalents at beginning of period	6,607	8,577
Cash and cash equivalents at end of period	$6,218	$7,309
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Six Months Ended
In millions, except per share amounts (Unaudited)	Jun 30, 2017	Jun 30, 2016
Preferred Stock
Balance at beginning of year and end of period	$—	$4,000
Common Stock
Balance at beginning of year and end of period	3,107	3,107
Additional Paid-in Capital
Balance at beginning of year	4,262	4,936
Common stock issued / sold	357	234
Stock-based compensation and allocation of ESOP shares	(415)	(280)
Other	(2)	—
Balance at end of period	4,202	4,890
Retained Earnings
Balance at beginning of year	30,338	28,425
Net income available for The Dow Chemical Company common stockholders	2,209	3,292
Dividends declared on common stock (per share - 2017: $0.92; 2016: $0.92)	(1,115)	(1,021)
Dividend equivalents	(15)	(16)
Balance at end of period	31,417	30,680
Accumulated Other Comprehensive Loss
Balance at beginning of year	(9,822)	(8,667)
Other comprehensive income	748	822
Balance at end of period	(9,074)	(7,845)
Unearned ESOP Shares
Balance at beginning of year	(239)	(272)
Shares allocated to ESOP participants	41	40
Balance at end of period	(198)	(232)
Treasury Stock
Balance at beginning of year	(1,659)	(6,155)
Issuances - compensation plans	626	491
Balance at end of period	(1,033)	(5,664)
The Dow Chemical Company’s Stockholders’ Equity	28,421	28,936
Noncontrolling Interests	1,168	1,298
Total Equity	$29,589	$30,234
See Notes to the Consolidated Financial Statements.

(Unaudited)	The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 1. Financial Statements Notes to the Consolidated Financial Statements

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

Adoption of Accounting Standards Update ("ASU") 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting"
In the first quarter of 2017, the Company adopted ASU 2016-09 and elected to apply changes on a retrospective basis to the consolidated statements of cash flows related to the classification of excess tax benefits and employee taxes paid for share-based payment arrangements. See Note 2 for additional information. A summary of the changes made to the consolidated statements of cash flows for the six months ended June 30, 2016, is included in the following table:

Summary of Changes to the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016
In millions	As Filed	Updated
Operating Activities
Excess tax benefits from share-based payment arrangements	$(32)	$—
Other assets and liabilities	$1,049	$1,114
Cash provided by operating activities	$2,270	$2,367
Financing Activities
Excess tax benefits from share-based payment arrangements	$32	$—
Employee taxes paid for share-based payment arrangements	$—	$(65)
Cash used in financing activities	$(1,482)	$(1,579)

NOTE 2 – RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In the first quarter of 2017, the Company adopted ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for share-based payment awards to employees, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Under the new guidance, excess tax benefits related to equity compensation are now recognized in "Provision for income taxes" in the consolidated statements of income rather than in "Additional paid-in capital" in the consolidated balance sheets and this change was applied on a prospective basis. Changes to the consolidated statements of cash flows related to the classification of excess tax benefits and employee taxes paid for share-based payment arrangements were implemented on a retrospective basis. See Note 1 for additional information.

Accounting Guidance Issued But Not Adopted as of June 30, 2017
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which was issued in August 2015, revised the effective date for this ASU to annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09.

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

The Company has a team in place to analyze ASU 2014-09 and the related ASU's across all revenue streams to evaluate the impact of the new standard on revenue contracts. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. The Company is completing contract evaluations and validating the results of applying the new revenue guidance. The Company has also started drafting its accounting policies and performed an assessment of the new disclosure requirements and expects to complete its evaluation of the impact of the accounting and disclosure requirements on its business processes, controls and systems by the end of the third quarter of 2017. Full implementation will be completed by the end of 2017. Based on analysis completed to date, the Company expects the potential impact on the recognition of revenue from product sales and licensing arrangements to remain substantially unchanged. The Company expects to adopt the new standard using the modified retrospective approach, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of retained earnings in the first quarter of 2018.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance requires that a lessee recognize assets and liabilities for leases with lease terms of more than twelve months and recognition, presentation and measurement in the financial statements will depend on its classification as a finance or operating lease. In addition, the new guidance will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. Lessor accounting remains largely unchanged from current U.S. GAAP but does contain some targeted improvements to align with the new revenue recognition guidance issued in 2014 (ASU 2014-09). The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, using a modified retrospective approach, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

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

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)," which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows, and, as a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. An entity with a material balance of restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted and the new guidance must be applied retrospectively to all periods presented. The Company is currently evaluating the impact of adopting this guidance.

In February 2017, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets," which clarifies the scope of guidance on nonfinancial asset derecognition in Accounting Standards Codification ("ASC") 610-20 and the accounting for partial sales of nonfinancial assets. The new guidance also conforms the derecognition guidance for nonfinancial assets with the model in the new revenue standard (ASU 2014-09). The new standard is effective for annual reporting periods, and interim periods within those fiscal years, beginning after December 15, 2017, and an entity is required to apply the amendments at the same time that it applies the amendments in ASU 2014-09. The Company is currently evaluating the impact of adopting this guidance.

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

NOTE 3 – RESTRUCTURING
2016 Restructuring
On June 27, 2016, the Board of Directors of the Company approved a restructuring plan that incorporates actions related to the ownership restructure of Dow Corning Corporation ("Dow Corning"). These actions, aligned with Dow’s value growth and synergy targets, will result in a global workforce reduction of approximately 2,500 positions, with most of these positions resulting from synergies related to the ownership restructure of Dow Corning. These actions are expected to be substantially completed by June 30, 2018.

As a result of these actions, the Company recorded pretax restructuring charges of $449 million in the second quarter of 2016 consisting of severance costs of $268 million, asset write-downs and write-offs of $153 million and costs associated with exit and disposal activities of $28 million. The impact of these charges is shown as "Restructuring charges (credits)" in the consolidated statements of income and reflected in the Company's segment results as follows: Consumer Solutions ($28 million), Infrastructure Solutions ($97 million), Performance Plastics ($10 million) and Corporate ($314 million). The following table summarizes the activities related to the Company's 2016 restructuring reserve, which is included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets.

2016 Restructuring Charges	Severance Costs	Costs Associated with Exit and Disposal Activities	Total
In millions
Reserve balance at December 31, 2016	$201	$27	$228
Cash payments	(59)	—	(59)
Reserve balance at March 31, 2017	$142	$27	$169
Adjustments to the reserve	—	(3)	(3)
Cash payments	(51)	—	(51)
Reserve balance at June 30, 2017	$91	$24	$115

Adjustments to the 2016 Restructuring Charge
In the second quarter of 2017, the Company recorded a favorable adjustment to the 2016 restructuring charge related to costs associated with exit and disposal activities of $3 million, included in "Restructuring charges (credits)" in the consolidated statements of income and reflected in the Infrastructure Solutions segment.

Severance Costs
The restructuring charge included severance of $268 million for the separation of approximately 2,500 employees under the terms of the Company's ongoing benefit arrangements, primarily by June 30, 2018. These costs were charged against Corporate. At December 31, 2016, severance of $67 million was paid, leaving a liability of $201 million for approximately 1,700 employees. In the first six months of 2017, severance of $110 million was paid, leaving a liability of $91 million for approximately 820 employees at June 30, 2017.

2015 Restructuring
Adjustments to the 2015 Restructuring Charge
In the first quarter of 2016, the Company recorded a favorable adjustment to the 2015 restructuring charge related to the impairment of long-lived assets of $2 million, reflected in the Infrastructure Solutions segment. In the second quarter of 2016, the Company recorded an unfavorable adjustment related to additional accruals for exit and disposal activities of $5 million, reflected in Agricultural Sciences ($4 million) and Consumer Solutions ($1 million). The adjustments were included in "Restructuring charges (credits)" in the consolidated statements of income.

In the first quarter of 2017, the Company recorded a favorable adjustment to the 2015 restructuring charge related to costs associated with exit and disposal activities of $1 million, reflected in the Agricultural Sciences segment. In the second quarter of 2017, the Company recorded a favorable adjustment to the severance accrual of $9 million, reflected in Corporate. The adjustments were included in "Restructuring charges (credits)" in the consolidated statements of income.

Severance Costs
The severance component of the 2015 restructuring charge of $235 million was for the separation of approximately 2,250 positions under the terms of the Company's ongoing benefit arrangements. At December 31, 2016, severance of $190 million was paid, leaving a liability of $45 million for approximately 290 employees. In the first six months of 2017, severance of $33 million was paid and the Company recorded a favorable adjustment of $9 million to the severance reserve, leaving a liability of $3 million for approximately 40 employees at June 30, 2017.

The 2015 restructuring activities were substantially completed at June 30, 2017, with remaining liabilities related to severance and costs associated with exit and disposal activities to be settled over time.

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

NOTE 4 – ACQUISITIONS
Ownership Restructure of Dow Corning Corporation
A complete summary of the ownership restructure of Dow Corning can be found in Note 4 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

On June 1, 2016, the Company announced the closing of the transaction with Corning Incorporated ("Corning"), Dow Corning and HS Upstate Inc., (“Splitco”), pursuant to which Corning exchanged with Dow Corning its 50 percent equity interest in Dow Corning for 100 percent of the stock of Splitco which held Corning's historical proportional interest in the Hemlock Semiconductor Group ("HSC Group") and cash (collectively, the “DCC Transaction”). As a result of the DCC Transaction, Dow Corning, previously a 50:50 joint venture between Dow and Corning, became a wholly owned subsidiary of Dow and is fully consolidated in the Company’s consolidated statements of income.

In the second quarter of 2016, the Company recognized a non-taxable gain on the DCC Transaction of $2,445 million, net of closing costs and other comprehensive loss related to the Company's interest in Dow Corning. The gain was included in "Sundry income (expense) - net" and reflected in the Consumer Solutions ($1,301 million) and Infrastructure Solutions ($1,144 million) segments. The Company also recognized a tax benefit of $141 million on the DCC Transaction in the second quarter of 2016, primarily due to the reassessment of a previously recognized deferred tax liability related to the basis difference in the Company’s investment in Dow Corning. See Notes 9, 12 and 13 for additional information.

Prior to June 2016, the Company’s 50 percent share of Dow Corning’s results of operations was reported in “Equity in earnings of nonconsolidated affiliates” in the consolidated statements of income. The results of the HSC Group continue to be treated as an equity method investment and reported as “Equity in earnings of nonconsolidated affiliates” in the consolidated statements of income.

NOTE 5 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories In millions	Jun 30, 2017	Dec 31, 2016
Finished goods	$4,699	$4,230
Work in process	1,774	1,510
Raw materials	963	853
Supplies	876	823
Total FIFO inventories	$8,312	$7,416
Adjustment of inventories to a LIFO basis	(149)	(53)
Total inventories	$8,163	$7,363

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the carrying amount of goodwill by operating segment:

Goodwill	Agricultural Sciences	Consumer Solutions	Infrastructure Solutions	Performance Materials & Chemicals	Performance Plastics	Total
In millions
Net goodwill at Dec 31, 2016	$1,472	$6,017	$5,840	$425	$1,518	$15,272
Sale of SKC Haas Display Films (1)	—	(34)	—	—	—	(34)
Foreign currency impact	—	70	103	6	23	202
Other	—	—	—	—	(1)	(1)
Net goodwill at Jun 30, 2017	$1,472	$6,053	$5,943	$431	$1,540	$15,439

(1)	On June 30, 2017, the Company sold its ownership interest in the SKC Haas Display Films group of companies. See Note 19 for additional information.

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	At June 30, 2017			At December 31, 2016
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$3,151	$(1,426)	$1,725	$3,148	$(1,286)	$1,862
Patents	108	(99)	9	106	(97)	9
Software	1,382	(739)	643	1,336	(696)	640
Trademarks	696	(536)	160	696	(503)	193
Customer-related	4,954	(1,759)	3,195	4,806	(1,567)	3,239
Other	168	(149)	19	168	(146)	22
Total other intangible assets, finite lives	$10,459	$(4,708)	$5,751	$10,260	$(4,295)	$5,965
IPR&D (1), indefinite lives	61	—	61	61	—	61
Total other intangible assets	$10,520	$(4,708)	$5,812	$10,321	$(4,295)	$6,026

(1)	In-process research and development (“IPR&D”) purchased in a business combination.

In the second quarter of 2016, the Company wrote off $11 million of IPR&D as part of the 2016 restructuring charge. See Note 3 for additional information.

The following table provides information regarding amortization expense related to intangible assets:

Amortization Expense	Three Months Ended		Six Months Ended
In millions	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Other intangible assets, excluding software	$157	$122	$312	$225
Software, included in “Cost of sales”	$20	$19	$40	$37

Total estimated amortization expense for 2017 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2017	$724
2018	$731
2019	$655
2020	$618
2021	$584
2022	$514

NOTE 7 – FINANCIAL INSTRUMENTS
A summary of the Company's financial instruments, risk management policies, derivative instruments and hedging activities can be found in Note 11 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. If applicable, updates have been included in the respective section below.

The following table summarizes the fair value of financial instruments at June 30, 2017 and December 31, 2016:

Fair Value of Financial Instruments
	At June 30, 2017				At December 31, 2016
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities: (1)
Debt securities:
Government debt (2)	$610	$15	$(8)	$617	$607	$13	$(12)	$608
Corporate bonds	610	30	(3)	637	623	27	(5)	645
Total debt securities	$1,220	$45	$(11)	$1,254	$1,230	$40	$(17)	$1,253
Equity securities	690	84	(29)	745	658	98	(50)	706
Total marketable securities	$1,910	$129	$(40)	$1,999	$1,888	$138	$(67)	$1,959
Long-term debt including debt due within one year (3)	$(21,027)	$6	$(2,218)	$(23,239)	$(21,091)	$129	$(1,845)	$(22,807)
Derivatives relating to:
Interest rates	$—	$—	$(5)	$(5)	$—	$—	$(5)	$(5)
Commodities (4)	$—	$61	$(269)	$(208)	$—	$56	$(213)	$(157)
Foreign currency	$—	$25	$(182)	$(157)	$—	$84	$(30)	$54

(1)	Included in “Other investments” in the consolidated balance sheets.

(2)	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

(3)	Cost includes fair value hedge adjustments of $14 million at June 30, 2017 and $18 million at December 31, 2016.

(4)	Presented net of cash collateral, as disclosed in Note 8.

Investments
The Company’s investments in marketable securities are primarily classified as available-for-sale. The following table provides the investing results from available-for-sale securities for the six-month periods ended June 30, 2017 and 2016:

Investing Results	Six Months Ended
In millions	Jun 30, 2017	Jun 30, 2016
Proceeds from sales of available-for-sale securities	$383	$331
Gross realized gains	$48	$23
Gross realized losses	$(1)	$(1)

The following table summarizes the contractual maturities of the Company’s investments in debt securities:

Contractual Maturities of Debt Securities at June 30, 2017
In millions	Amortized Cost	Fair Value
Within one year	$10	$10
One to five years	329	338
Six to ten years	656	663
After ten years	225	243
Total	$1,220	$1,254

At June 30, 2017, the Company had $309 million ($261 million at December 31, 2016) of held-to-maturity securities (primarily Treasury Bills) classified as cash equivalents, as these securities had maturities of three months or less at the time of purchase. The Company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. At June 30, 2017, the Company had investments in money market funds of $850 million classified as cash equivalents ($239 million at December 31, 2016).

The aggregate cost of the Company’s cost method investments totaled $116 million at June 30, 2017 ($120 million at December 31, 2016). Due to the nature of these investments, either the cost basis approximates fair market value or fair value is not readily determinable. These investments are reviewed quarterly for impairment indicators. During the second quarter of 2016, a write-down of $4 million was recorded as part of the 2016 restructuring charge. The Company's impairment analysis resulted in no reduction in the cost basis of these investments for the six-month period ended June 30, 2017 and no reduction, other than the restructuring charge, for the six-month period ended June 30, 2016.

Accounting for Derivative Instruments and Hedging Activities
Fair Value Hedges
For interest rate swap instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current period income and reflected as “Interest expense and amortization of debt discount” in the consolidated statements of income. The short-cut method is used when the criteria are met. During the first six months of 2017, the Company entered into and subsequently terminated interest rate swaps designated as fair value hedges of underlying fixed rate debt obligations with maturity dates extending through 2022. The fair value adjustment resulting from these swaps was a gain on the derivatives of $3 million. At June 30, 2017 and December 31, 2016, the Company had no open interest rate swaps designated as fair value hedges of underlying fixed rate debt obligations.

Subsequent to June 30, 2017, the Company entered into, and subsequently terminated, interest rate swaps with gross notional U.S. dollar equivalent of $300 million designated as fair value hedges of underlying fixed rate debt obligations. The fair value adjustment resulting from these swaps was an insignificant gain, which will be recorded in the third quarter of 2017.

Net Foreign Investment Hedges
For derivative instruments that are designated and qualify as net foreign investment hedges, the effective portion of the gain or loss on the derivative is included in “Cumulative Translation Adjustments” in "Accumulated other comprehensive loss" ("AOCL"). The Company had open foreign currency contracts designated as net foreign investment hedges with a gross notional U.S. dollar equivalent of $4,670 million at June 30, 2017 ($2,641 million at December 31, 2016). In addition, at June 30, 2017, the Company had outstanding foreign-currency denominated debt designated as a hedge of net foreign investment of $179 million ($172 million at December 31, 2016). The results of hedges of the Company’s net investment in foreign operations included in “Cumulative Translation Adjustments” in AOCL was a net loss after-tax of $39 million at June 30, 2017 (net gain after-tax of $1 million at December 31, 2016).

The following table provides the fair value and gross balance sheet classification of derivative instruments at June 30, 2017 and December 31, 2016:

Fair Value of Derivative Instruments In millions	Balance Sheet Classification	Jun 30, 2017	Dec 31, 2016
Asset Derivatives
Derivatives designated as hedges:
Commodities	Other current assets	$17	$42
Commodities	Deferred charges and other assets	11	10
Foreign currency	Accounts and notes receivable - Other	38	90
Total derivatives designated as hedges		$66	$142
Derivatives not designated as hedges:
Commodities	Other current assets	$40	$13
Commodities	Deferred charges and other assets	9	12
Foreign currency	Accounts and notes receivable - Other	137	103
Total derivatives not designated as hedges		$186	$128
Total asset derivatives		$252	$270
Liability Derivatives
Derivatives designated as hedges:
Interest rates	Accrued and other current liabilities	$3	$3
Interest rates	Other noncurrent obligations	2	2
Commodities	Accrued and other current liabilities	67	32
Commodities	Other noncurrent obligations	190	196
Foreign currency	Accrued and other current liabilities	106	55
Total derivatives designated as hedges		$368	$288
Derivatives not designated as hedges:
Commodities	Accrued and other current liabilities	$49	$4
Commodities	Other noncurrent obligations	1	2
Foreign currency	Accounts payable - Other	226	84
Total derivatives not designated as hedges		$276	$90
Total liability derivatives		$644	$378

Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.

The net after-tax amounts to be reclassified from AOCL to income within the next 12 months are a $2 million loss for interest rate contracts, a $35 million loss for commodity contracts and a $14 million loss for foreign currency contracts.

NOTE 8 – FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 12 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. If applicable, updates have been included in the respective section below.

Fair Value Measurements on a Recurring Basis
The following tables summarize the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at June 30, 2017 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (1)	Total
Assets at fair value:
Cash equivalents (2)	$—	$1,159	$—	$—	$1,159
Interests in trade accounts receivable conduits (3)	—	—	1,684	—	1,684
Equity securities (4)	656	89	—	—	745
Debt securities: (4)
Government debt (5)	—	617	—	—	617
Corporate bonds	—	637	—	—	637
Derivatives relating to: (6)
Commodities	23	54	—	(16)	61
Foreign currency	—	175	—	(150)	25
Total assets at fair value	$679	$2,731	$1,684	$(166)	$4,928
Liabilities at fair value:
Long-term debt (7)	$—	$23,239	$—	$—	$23,239
Derivatives relating to: (6)
Interest rates	—	5	—	—	5
Commodities	28	279	—	(38)	269
Foreign currency	—	332	—	(150)	182
Total liabilities at fair value	$28	$23,855	$—	$(188)	$23,695

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

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding liabilities. The Company posted cash collateral of $44 million at June 30, 2017 (less than $1 million at December 31, 2016).

The following table summarizes the changes in fair value measurements of interests held in trade receivable conduits using Level 3 inputs for the three- and six-month periods ended June 30, 2017 and 2016:

Fair Value Measurements Using Level 3 Inputs	Three Months Ended		Six Months Ended
Interests Held in Trade Receivable Conduits (1) In millions	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Balance at beginning of period	$1,663	$1,195	$1,237	$943
Loss included in earnings (2)	(2)	—	(2)	(1)
Purchases	713	520	1,253	960
Settlements	(690)	(566)	(804)	(753)
Balance at end of period	$1,684	$1,149	$1,684	$1,149

(1)	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets.

(2)	Included in “Selling, general and administrative expenses” in the consolidated statements of income.

NOTE 9 – SUPPLEMENTARY INFORMATION
The Company uses "Sundry income (expense) – net" to record a variety of income and expense items such as foreign exchange gains and losses, dividends from investments, gains and losses on sales of investments and assets, and certain litigation matters. For the three months ended June 30, 2017, "Sundry income (expense) - net" was income of $299 million (income of $2,550 million for the three months ended June 30, 2016). For the six months ended June 30, 2017, "Sundry income (expense) - net" was expense of $171 million (income of $1,309 million for the six months ended June 30, 2016). The following table provides the most significant transactions recorded in "Sundry income (expense) – net" for the three- and six-month periods ended June 30, 2017 and 2016.

Sundry Income (Expense) - Net	Three Months Ended		Six Months Ended
In millions	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Gain related to Nova patent infringement award (1)	$137	$—	$137	$—
Gain on sales of other assets and investments	$133	$78	$137	$85
Loss related to Bayer CropSciences arbitration matter (1)	$—	$—	$(469)	$—
Gain on ownership restructure of Dow Corning (2)	$—	$2,445	$—	$2,445
Settlement of urethane matters class action lawsuit and opt-out cases (1)	$—	$—	$—	$(1,235)
(1)    See Note 10 for additional information.
(2)    See Note 4 for additional information.

NOTE 10 – COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At June 30, 2017, the Company had accrued obligations of $904 million for probable environmental remediation and restoration costs, including $152 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2016, the Company had accrued obligations of $909 million for probable environmental remediation and restoration costs, including $151 million for the remediation of Superfund sites.

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

Each quarter, Union Carbide reviews claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. Union Carbide also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of Union Carbide and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. Union Carbide's management considers all these factors in conjunction with the most recent Ankura study and determines whether a change in the estimate is warranted. Based on Union Carbide's review of 2017 activity, it was determined that no adjustment to the accrual was required at June 30, 2017.

Union Carbide’s asbestos-related liability for pending and future claims and defense and processing costs was $1,422 million at June 30, 2017, and approximately 14 percent of the recorded liability related to pending claims and approximately 86 percent related to future claims.

Summary
The Company's management believes the amounts recorded by Union Carbide for the asbestos-related liability (including defense and processing costs) reflect reasonable and probable estimates of the liability based upon current, known facts. However, future events, such as the number of new claims to be filed and/or received each year, the average cost of defending and disposing of each such claim, as well as the numerous uncertainties surrounding asbestos litigation in the United States over a significant period of time, could cause the actual costs for Union Carbide to be higher or lower than those projected or those recorded. Any such events could result in an increase or decrease in the recorded liability.

Because of the uncertainties described above, Union Carbide cannot estimate the full range of the cost of resolving pending and future asbestos-related claims facing Union Carbide and Amchem. As a result, it is reasonably possible that an additional cost of disposing of Union Carbide's asbestos-related claims, including future defense and processing costs, could have a material impact on the Company's results of operations and cash flows for a particular period and on the consolidated financial position.

Urethane Matters
A full description of the Urethane Matters can be found in Note 15 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Class Action Lawsuit
On February 26, 2016, the Company announced a proposed settlement of $835 million for the Urethane Matters Class Action Lawsuit, which included damages, class attorney fees and post-judgment interest. As a result, in the first quarter of 2016, the Company recorded a loss of $835 million, included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in the Performance Materials & Chemicals segment. On May 11, 2016, the Company moved the $835 million settlement amount into an escrow account. On July 29, 2016, the U.S. District Court for the District of Kansas granted final approval of the settlement and the funds were released from escrow on August 30, 2016.

Opt-Out Cases
On April 5, 2016, the Company entered into a binding settlement for the Opt-Out Cases under which the Company would pay the named plaintiffs $400 million, inclusive of damages and attorney fees. As a result, the Company recorded a loss of $400 million in the first quarter of 2016, included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in the Performance Materials & Chemicals segment. Payment of this settlement occurred on May 4, 2016.

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

A three-member arbitration tribunal presided over the arbitration proceeding (the “tribunal”). In a decision dated October 9, 2015, the tribunal determined that (i) DAS breached the License Agreement, (ii) Bayer properly terminated the License Agreement, (iii) all of the patents remaining in the proceeding are valid and infringed, and (iv) that Bayer is entitled to monetary damages in the amount of $455 million inclusive of pre-judgment interest and costs (the “arbitral award”). One of the arbitrators, however, issued a partial dissent finding that all of the patents are invalid based on the double-patenting doctrine. The tribunal also denied Bayer’s request for injunctive relief. The arbitration award is not self-executing and must be confirmed by a court for it to be enforceable and to have the legal effect of a judgment.

On October 16, 2015, Bayer filed a motion in U.S. District Court for the Eastern District of Virginia ("Federal District Court") seeking to confirm the arbitral award. DAS opposed the motion and filed separate motions to vacate the award, or in the alternative, to stay enforcement of the award until the USPTO issues final office actions with respect to the re-examination proceedings. On January 15, 2016, the Federal District Court denied DAS's motions and confirmed the award. DAS appealed the Federal District Court's decision and posted a bond to stay enforcement of the award during the appeal. On March 1, 2017, the U.S. Court of Appeals for the Federal Circuit ("Federal Circuit") affirmed the arbitral award. As a result of this action, in the first quarter of 2017, the Company recorded a loss of $469 million, inclusive of the arbitral award and post-judgment interest, which is included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in the Agricultural Sciences segment. On March 31, 2017, DAS filed a combined petition for Rehearing or Rehearing En Banc with the Federal Circuit which was denied on May 12, 2017. On May 19, 2017, the Federal Circuit issued a mandate denying DAS's request to stay the arbitral award pending judicial review by the United States Supreme Court. On May 26, 2017, the Company paid the $469 million arbitral award to Bayer.

The Company continues to believe the arbitral award is fundamentally flawed in numerous respects because it (i) violates U.S. public policy prohibiting enforcement of invalid patents, (ii) manifestly disregards applicable law, and (iii) disregards unambiguous contract provisions and ignores the essence of the applicable contracts. The USPTO has now issued office actions rejecting the patentability of all four patents that Bayer asserted in the case. The Company is continuing to pursue its legal rights with respect to this matter, including by filing a petition for writ of certiorari with the United States Supreme Court.

The arbitral award will not impact DAS’s commercialization of its soybean and cotton seed products, including those containing the ENLIST™ technologies.

Rocky Flats Matter
A summary of the Rocky Flats Matter can be found in Note 15 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

The Company and Rockwell International Corporation ("Rockwell") (collectively, the "defendants") were defendants in a class action lawsuit filed in 1990 on behalf of property owners ("plaintiffs") in Rocky Flats, Colorado, who asserted claims for nuisance and trespass based on alleged property damage caused by plutonium releases from a nuclear weapons facility owned by the U.S. Department of Energy ("DOE") (the "facility") but operated by Dow and Rockwell. The plaintiffs tried their case as a public liability action under the Price Anderson Act ("PAA"). Dow and Rockwell litigated this matter in the U.S. District Court for the District of Colorado ("District Court"), the U.S. Tenth Circuit Court of Appeals and then filed a petition for writ of certiorari in the United States Supreme Court. On May 18, 2016, Dow, Rockwell and the plaintiffs entered into a settlement agreement for $375 million, of which $131 million was paid by Dow. The DOE authorized the settlement pursuant to the PAA and the nuclear hazards indemnity provisions contained in Dow's and Rockwell's contracts. The District Court granted preliminary approval to the class settlement on August 5, 2016. On April 28, 2017, the District Court conducted a fairness hearing and granted final judgment approving the class settlement and dismissed class claims against the defendants ("final judgment order"). The litigation is now concluded.

On December 13, 2016, the United States Civil Board of Contract Appeals unanimously ordered the United States government to pay the amounts stipulated in the settlement agreement. On January 17, 2017, the Company received a full indemnity payment of $131 million from the United States government for Dow's share of the class settlement. On January 26, 2017, the Company placed $130 million in an escrow account for the settlement payment owed to the plaintiffs. The funds were subsequently released from escrow as a result of the final judgment order. At June 30, 2017, there are no outstanding balances in the consolidated balance sheets related to this matter ($131 million included in "Accounts and notes receivable - Other" and $130 million included in "Accrued and other current liabilities" at December 31, 2016).

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

Breast Implant and Other Product Liability Claims
Under the Plan, a product liability settlement program administered by an independent claims office (the “Settlement Facility”) was created to resolve breast implant and other product liability claims. Product liability claimants rejecting the settlement program in favor of pursuing litigation must bring suit against a litigation facility (the “Litigation Facility”). Under the Plan, total payments committed by Dow Corning to resolving product liability claims are capped at a maximum $2,350 million net present value (“NPV”) determined as of the Effective Date using a discount rate of seven percent (approximately $3,685 million undiscounted at June 30, 2017). Of this amount, no more than $400 million NPV determined as of the Effective Date can be used to fund the Litigation Facility.

Dow Corning has an obligation to fund the Settlement Facility and the Litigation Facility over a 16-year period, commencing at the Effective Date. As of June 30, 2017, Dow Corning and its insurers have made life-to-date payments of $1,762 million to the Settlement Facility and the Settlement Facility reported an unexpended balance of $140 million.

Dow Corning's liability for breast implant and other product liability claims ("Implant Liability") was $263 million at June 30, 2017 ($263 million at December 31, 2016), which is included in "Other noncurrent obligations" in the consolidated balance sheets. Dow Corning is not aware of circumstances that would change the factors used in estimating the Implant Liability and believes the recorded liability reflects the best estimate of the remaining funding obligations under the Plan; however, the estimate relies upon a number of significant assumptions, including: future claim filing levels in the Settlement Facility will be similar to those in the revised settlement program, which management uses to estimate future claim filing levels for the Settlement Facility; future acceptance rates, disease mix, and payment values will be materially consistent with historical experience; no material negative outcomes in future controversies or disputes over Plan interpretation will occur; and the Plan will not be modified. If actual outcomes related to any of these assumptions prove to be materially different, the future liability to fund the Plan may be materially different than the amount estimated. If Dow Corning was ultimately required to fund the full liability up to the maximum capped value, the liability would be $1,923 million at June 30, 2017.

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

In 2006, the U.S. Court of Appeals for the Sixth Circuit concluded that there is a general presumption that contractually specified default interest should be paid by a solvent debtor to unsecured creditors (the “Interest Rate Presumption”) and permitting Dow Corning’s Commercial Creditors to recover fees, costs, and expenses where allowed by the relevant loan agreements. The matter was remanded to the U.S. District Court for the Eastern District of Michigan ("District Court") for further proceedings, including rulings on the facts surrounding specific claims and consideration of any equitable factors that would preclude the application of the Interest Rate Presumption. On May 10, 2017, the District Court entered a stipulated order resolving pending discovery motions and established a discovery schedule for the Commercial Creditors matter. As a result, Dow Corning and its third party consultants conducted further analysis of the Commercial Creditors claims and defenses. This analysis indicated the estimated remaining liability to Commercial Creditors to be within a range of $77 million to $260 million. No single amount within the range appears to be a better estimate than any other amount within the range. Therefore, Dow Corning recorded the minimum liability within the range, which resulted in a decrease to the Commercial Creditor liability of $33 million, which was included in "Sundry income (expense) - net" in the consolidated statements of income. At June 30, 2017, the liability related to Dow Corning’s potential obligation to pay additional interest to its Commercial Creditors in the Chapter 11 Proceeding was $77 million and is included in "Accrued and other current liabilities" in the consolidated balance sheets ($108 million at December 31, 2016). The actual amount of interest that will be paid to these creditors is uncertain and will ultimately be resolved through continued proceedings in the District Court.

Indemnifications
In connection with the June 1, 2016 ownership restructure of Dow Corning, the Company is indemnified by Corning for 50 percent of future losses associated with certain pre-closing liabilities, including the Implant Liability and Commercial Creditors matters described above, subject to certain conditions and limits. The maximum amount of indemnified losses which may be recovered are subject to a cap that declines over time. Indemnified losses are capped at (1) $1.5 billion until May 31, 2018, (2) $1 billion between May 31, 2018 and May 31, 2023, and (3) no recoveries are permitted after May 31, 2023. No indemnification assets were recorded at June 30, 2017 or December 31, 2016.

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

Gain Contingency - Dow v. Nova Chemicals Corporation Patent Infringement Matter
On December 9, 2010, Dow filed suit in the Federal Court in Ontario, Canada ("Federal Court") alleging that Nova Chemicals Corporation ("Nova") was infringing the Company's Canadian polyethylene patent 2,106,705 (the "'705 Patent"). Nova counterclaimed on the grounds of invalidity and non-infringement. In accordance with Canadian practice, the suit was bifurcated into a merits phase, followed by a damages phase. Following trial in the merits phase, in May 2014 the Federal Court ruled that the Company's '705 Patent was valid and infringed by Nova. Nova appealed to the Canadian Federal Court of Appeal, which affirmed the Federal Court decision in August 2016. Nova then sought leave to appeal its loss to the Supreme Court of Canada, which dismissed Nova’s petition in April 2017. As a result, Nova has exhausted all appeal rights on the merits, and it is undisputed that Nova owes Dow the profits it earned from its infringing sales as determined in the trial for the damages phase.

On April 19, 2017, the Federal Court issued a Public Judgment in the damages phase, which detailed its conclusions on how to calculate the profits to be awarded to Dow. Dow and Nova submitted their respective calculations of the damages to the Federal Court in May 2017. On June 29, 2017, the Federal Court issued a Confidential Supplemental Judgment, concluding that Nova must pay $645 million Canadian dollars (equivalent to $495 million U.S. dollars) to Dow, plus pre- and post-judgment interest, for which Dow received payment of $501 million from Nova on July 6, 2017. Although Nova is appealing portions of the damages judgment, certain portions of it are indisputable and will be owed to Dow regardless of the outcome of any further appeals by Nova. As a result of these actions and in accordance with ASC 450-30 "Gain Contingencies," the Company recorded a $160 million pretax gain in the second quarter of 2017, reflected in the Performance Plastics segment, of which $137 million is included in "Sundry income (expense) - net" and $23 million is included in "Selling, general and administrative expenses" in the consolidated statements of income. At June 30, 2017, included in the Company's consolidated balance sheets was $501 million in "Accounts and notes receivable - Other" for the damages judgment and $341 million in "Other noncurrent obligations" related to the disputed portion of the damages judgment. Dow is confident of its chances of defending the entire judgment on appeal, particularly the trial court's determinations on important factual issues, which will be accorded deferential review on appeal.

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

Guarantees
The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees	At June 30, 2017			At December 31, 2016
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2021	$4,886	$73	2021	$5,096	$86
Residual value guarantees	2027	998	134	2027	947	134
Total guarantees		$5,884	$207		$6,043	$220

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

The Company has entered into guarantee agreements (“Guarantees”) related to project financing for Sadara Chemical Company ("Sadara"), a nonconsolidated affiliate. The total of an Islamic bond and additional project financing (collectively “Total Project Financing”) obtained by Sadara is approximately $12.5 billion. Sadara had $12.4 billion of Total Project Financing outstanding at June 30, 2017 ($12.4 billion at December 31, 2016). The Company's guarantee of the Total Project Financing is in proportion to the Company's 35 percent ownership interest in Sadara, or up to approximately $4.4 billion when the project financing is fully drawn. The Guarantees will be released upon completion of construction of the Sadara complex and satisfactory fulfillment of certain other conditions, including passage of an extensive operational testing program, which is currently anticipated by the end of 2018 and must occur no later than December 2020.

Residual Value Guarantees
The Company provides guarantees related to leased assets specifying the residual value that will be available to the lessor at lease termination through sale of the assets to the lessee or third parties.

Asset Retirement Obligations
The Company has recognized asset retirement obligations for the following activities: demolition and remediation activities at manufacturing and administrative sites primarily in the United States, Canada, Argentina, Brazil, Colombia and Europe; and capping activities at landfill sites in the United States, Canada, Brazil and Italy. The Company has also recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites primarily in the United States, Canada, Argentina, Brazil, Colombia and Europe.

The aggregate carrying amount of asset retirement obligations recognized by the Company was $109 million at June 30, 2017 ($110 million at December 31, 2016). These obligations are included in the consolidated balance sheets as "Accrued and other current liabilities" and "Other noncurrent obligations."

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

Interests Held	Jun 30, 2017	Dec 31, 2016
In millions
Carrying value of interests held	$1,684	$1,237
Percentage of anticipated credit losses	0.38%	0.36%
Impact to carrying value - 10% adverse change	$1	$1
Impact to carrying value - 20% adverse change	$2	$1

Credit losses, net of any recoveries, on receivables sold were insignificant for the three- and six-month periods ended June 30, 2017 and 2016.

Following is an analysis of certain cash flows between the Company and the conduits:

Cash Proceeds	Three Months Ended		Six Months Ended
In millions	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Collections reinvested in revolving receivables	$6,051	$5,429	$11,732	$9,977
Interests in conduits (1)	$690	$566	$804	$753

(1)	Presented in "Operating Activities" in the consolidated statements of cash flows.

Following is additional information related to the sale of receivables under these facilities:

Trade Accounts Receivable Sold	Jun 30, 2017	Dec 31, 2016
In millions
Delinquencies on sold receivables still outstanding	$60	$86
Trade accounts receivable outstanding and derecognized	$2,649	$2,257

The Company repurchased $4 million of previously sold receivables during the second quarter of 2016.

NOTE 12 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable In millions	Jun 30, 2017	Dec 31, 2016
Commercial paper	$195	$—
Notes payable to banks and other lenders	266	225
Notes payable to related companies	19	44
Notes payable trade	—	3
Total notes payable	$480	$272
Period-end average interest rates	4.05%	4.60%

Long-Term Debt In millions	2017 Average Rate	Jun 30, 2017	2016 Average Rate	Dec 31, 2016
Promissory notes and debentures:
Final maturity 2017	6.03%	$439	6.06%	$442
Final maturity 2018	5.78%	339	5.78%	339
Final maturity 2019	8.55%	2,122	8.55%	2,122
Final maturity 2020	4.46%	1,547	4.46%	1,547
Final maturity 2021	4.71%	1,424	4.72%	1,424
Final maturity 2022	3.00%	1,253	3.00%	1,250
Final maturity 2023 and thereafter	5.98%	7,200	5.98%	7,199
Other facilities:
U.S. dollar loans, various rates and maturities	2.07%	4,580	1.60%	4,595
Foreign currency loans, various rates and maturities	3.16%	857	3.42%	882
Medium-term notes, varying maturities through 2025	3.86%	996	3.82%	1,026
Tax-exempt bonds, varying maturities through 2038	5.66%	343	5.66%	343
Capital lease obligations	—	292	—	295
Unamortized debt discount and issuance costs	—	(365)	—	(373)
Long-term debt due within one year (1)	—	(955)	—	(635)
Long-term debt	—	$20,072	—	$20,456

(1)	Presented net of current portion of unamortized debt issuance costs.

Annual Installments on Long-Term Debt For Next Five Years at June 30, 2017 (1) In millions
2017	$535
2018	$749
2019	$6,929
2020	$1,828
2021	$1,559
2022	$1,496

(1)	Assumes the option to extend a term loan facility
related to the DCC Transaction will be exercised.

2017 Activity
In the first six months of 2017, the Company redeemed $30 million aggregate principal amount of InterNotes at maturity. In addition, approximately $60 million of long-term debt was repaid by consolidated variable interest entities.

2016 Activity
In the first six months of 2016, the Company redeemed $349 million of 2.5 percent notes that matured on February 15, 2016. In addition, approximately $68 million of long-term debt (net of $28 million of additional borrowings) was repaid by consolidated variable interest entities.

As part of the DCC Transaction, the fair value of debt assumed by Dow was $4,672 million and is reflected in the preceding long-term debt table.

Available Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at June 30, 2017
In millions	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility	March 2015	$5,000	$5,000	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2018	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	280	280	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	200	200	March 2020	Floating rate
Bilateral Revolving Credit Facility	May 2016	200	200	May 2018	Floating rate
Bilateral Revolving Credit Facility	July 2016	200	200	July 2018	Floating rate
Bilateral Revolving Credit Facility	August 2016	100	100	August 2018	Floating rate
DCC Term Loan Facility	February 2016	4,500	—	December 2019	Floating rate
Total Committed and Available Credit Facilities		$10,880	$6,380

In connection with the DCC Transaction, on May 31, 2016 Dow Corning incurred $4.5 billion of indebtedness under a certain third party credit agreement ("DCC Term Loan Facility"). Subsequent to the DCC Transaction, the Company guaranteed the obligations of Dow Corning under the DCC Term Loan Facility and, as a result, the covenants and events of default applicable to the DCC Term Loan Facility are substantially similar to the covenants and events of default set forth in the Company's Five Year Competitive Advance and Revolving Credit Facility. In the second quarter of 2017, Dow Corning exercised a 364-day extension option making amounts borrowed under the DCC Term Loan Facility repayable on May 29, 2018, and amended the DCC Term Loan Facility to include an additional 19-month extension option, at Dow Corning’s election, upon satisfaction of certain customary conditions precedent. Dow Corning intends to exercise the additional 19-month extension option on the DCC Term Loan Facility.

Debt Covenants and Default Provisions
There were no material changes to the debt covenants and default provisions related to the Company's outstanding long-term debt and primary, private credit agreements in the first six months of 2017. For additional information on the Company's debt covenants and default provisions, see Note 17 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

The following table summarizes the carrying amounts of the consolidated VIEs' assets and liabilities included in the Company’s consolidated balance sheets at June 30, 2017 and December 31, 2016.

Assets and Liabilities of Consolidated VIEs In millions	Jun 30, 2017	Dec 31, 2016
Cash and cash equivalents	$87	$75
Other current assets	105	95
Net property	942	961
Other noncurrent assets	53	55
Total assets (1)	$1,187	$1,186
Current liabilities	$271	$286
Long-term debt	306	330
Other noncurrent obligations	44	47
Total liabilities (2)	$621	$663
(1)    All assets were restricted at June 30, 2017 and December 31, 2016.
(2)    All liabilities were nonrecourse at June 30, 2017 and December 31, 2016.

In addition, the carrying amounts of assets and liabilities included in the Company’s consolidated balance sheets pertaining to an entity created to monetize accounts receivable of select European entities were current assets of $627 million (zero restricted) at June 30, 2017 ($477 million, zero restricted, at December 31, 2016) and current liabilities of $2 million (zero nonrecourse) at June 30, 2017 (less than $1 million, zero nonrecourse, at December 31, 2016).

Amounts presented in the consolidated balance sheets and the preceding table as restricted assets or nonrecourse obligations relating to consolidated VIEs at June 30, 2017 and December 31, 2016 are adjusted for intercompany eliminations.

Nonconsolidated VIEs
The Company had a negative investment basis of $844 million in Hemlock Semiconductor L.L.C. at June 30, 2017 (negative investment basis of $902 million at December 31, 2016), which is classified as "Other noncurrent obligations" in the consolidated balance sheets. The Company's maximum exposure to loss was zero at June 30, 2017 (zero at December 31, 2016).

The Company's investment in certain joint ventures that produce silicon inputs for the Company was $91 million at June 30, 2017 ($96 million at December 31, 2016) and is classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets, representing the Company's maximum exposure to loss.

The Company’s investment in its crude acrylic acid joint venture was $152 million at June 30, 2017 ($171 million at December 31, 2016) and is classified as “Investment in nonconsolidated affiliates” in the consolidated balance sheets, representing the Company’s maximum exposure to loss.

The Company's investment in AgroFresh Solutions, Inc. ("AFSI") was $34 million at June 30, 2017 ($46 million at December 31, 2016), and is classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets. On April 4, 2017, the Company and AFSI revised certain agreements related to the divestiture of the AgroFresh business, including termination of an agreement related to a receivable for six million warrants, which was valued at $1 million at December 31, 2016. The Company also entered into an agreement to purchase up to 5,070,358 shares of AFSI's common stock, which represented approximately 10 percent of AFSI's common stock outstanding at signing of the agreement, subject to certain terms and conditions. At June 30, 2017, the Company had a receivable with AFSI of $4 million ($12 million at December 31, 2016), which is classified as "Accounts and notes receivable - Other" in the consolidated balance sheets. The Company's maximum exposure to loss was $38 million at June 30, 2017 ($59 million at December 31, 2016).

NOTE 14 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Six Months Ended
In millions	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Defined Benefit Pension Plans:
Service cost	$126	$111	$251	$215
Interest cost	220	207	439	404
Expected return on plan assets	(385)	(356)	(768)	(698)
Amortization of prior service credit	(6)	(6)	(12)	(12)
Amortization of net loss	158	148	315	294
Curtailment/settlement (1)	(6)	—	(6)	—
Net periodic benefit cost	$107	$104	$219	$203

Other Postretirement Benefits:
Service cost	$3	$3	$6	$6
Interest cost	13	12	27	24
Amortization of prior service credit	—	—	—	(1)
Amortization of net gain	(1)	(2)	(3)	(4)
Net periodic benefit cost	$15	$13	$30	$25

(1)	The 2017 impact relates to the curtailment and settlement of a pension plan in Korea.

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

In the first quarter of 2017, the Company granted the following stock-based compensation awards to employees under the 2012 Plan:

•	2.2 million stock options with a weighted-average exercise price of $61.19 per share and a weighted-average fair value of $14.44 per share;

•	1.6 million shares of deferred stock with a weighted-average fair value of $61.13 per share; and

•	1.7 million shares of performance deferred stock with a weighted-average fair value of $81.99 per share.

During the second quarter of 2017, the Company granted the following stock-based compensation awards to non-employee directors under the 2012 Plan:

•	33,000 shares of restricted stock with a weighted-average fair value of $62.04 per share.

Total unrecognized compensation cost at June 30, 2017, is provided in the following table:

Total Unrecognized Compensation Cost at June 30, 2017	Unrecognized Compensation Cost	Remaining Weighted-average Recognition Period (Years)
In millions
Unvested stock options		$32.79
Deferred stock awards		$126.91
Performance deferred stock awards		$153.83

NOTE 16 – EARNINGS PER SHARE CALCULATIONS
The following tables provide the earnings per share calculations for the three- and six-month periods ended June 30, 2017 and 2016:

Net Income for Earnings Per Share Calculations - Basic	Three Months Ended		Six Months Ended
In millions	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Net income attributable to The Dow Chemical Company	$1,321	$3,208	$2,209	$3,462
Preferred stock dividends (1)	—	(85)	—	(170)
Net income attributable to participating securities (2)	(6)	(18)	(10)	(19)
Net income attributable to common stockholders	$1,315	$3,105	$2,199	$3,273

Earnings Per Share Calculations - Basic	Three Months Ended		Six Months Ended
Dollars per share	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Net income attributable to The Dow Chemical Company	$1.09	$2.88	$1.83	$3.13
Preferred stock dividends (1)	—	(0.07)	—	(0.15)
Net income attributable to participating securities (2)	(0.01)	(0.02)	(0.01)	(0.02)
Net income attributable to common stockholders	$1.08	$2.79	$1.82	$2.96

Net Income for Earnings Per Share Calculations - Diluted	Three Months Ended		Six Months Ended
In millions	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Net income attributable to The Dow Chemical Company	$1,321	$3,208	$2,209	$3,462
Preferred stock dividends (1)	—	—	—	—
Net income attributable to participating securities (2)	(6)	(18)	(10)	(19)
Net income attributable to common stockholders	$1,315	$3,190	$2,199	$3,443

Earnings Per Share Calculations - Diluted	Three Months Ended		Six Months Ended
Dollars per share	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Net income attributable to The Dow Chemical Company	$1.08	$2.62	$1.80	$2.84
Preferred stock dividends (1)	—	—	—	—
Net income attributable to participating securities (2)	(0.01)	(0.01)	(0.01)	(0.01)
Net income attributable to common stockholders	$1.07	$2.61	$1.79	$2.83

Share Count Information	Three Months Ended		Six Months Ended
Shares in millions	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Weighted-average common shares - basic	1,211.8	1,111.1	1,207.2	1,107.0
Plus dilutive effect of stock options and awards	17.2	14.9	18.3	14.7
Plus dilutive effect of preferred stock (1)	N/A	96.8	N/A	96.8
Weighted-average common shares - diluted	1,229.0	1,222.8	1,225.5	1,218.5
Stock options and deferred stock awards excluded from EPS calculations (3)	2.2	3.0	1.7	3.7

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

NOTE 17 – INCOME TAXES
In the second quarter of 2016, an adjustment was made to a reserve for a tax matter regarding a historical change in the legal ownership structure of a former nonconsolidated affiliate. The adjustment arose due to legal proceedings and the Company’s ongoing assessment of the unrecognized tax benefits, which resulted in an unfavorable impact of $57 million to “Provision for income taxes” in the consolidated statements of income in the second quarter of 2016.

Interest and penalties associated with uncertain tax positions are recognized as components of "Provision for income taxes" in the consolidated statements of income and totaled a charge of $3 million for the three months ended June 30, 2017 (a charge of $97 million for the three months ended June 30, 2016). During the six months ended June 30, 2017, the Company recognized a charge of $4 million for interest and penalties (a charge of $90 million for the six months ended June 30, 2016).

NOTE 18 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides an analysis of the changes in accumulated other comprehensive loss for the six-month periods ended June 30, 2017 and 2016:

Accumulated Other Comprehensive Loss	Six Months Ended
In millions	Jun 30, 2017	Jun 30, 2016
Unrealized Gains on Investments at beginning of year	$43	$47
Net change in unrealized gains	38	48
Reclassification to earnings - Net Sales (net of tax of $(17), $(8)) (1)	(30)	(14)
Balance at end of period	$51	$81
Cumulative Translation Adjustments at beginning of year	$(2,381)	$(1,737)
Translation adjustments	632	246
Reclassification to earnings - Sundry income (expense) - net	(6)	(4)
Balance at end of period	$(1,755)	$(1,495)
Pension and Other Postretirement Benefit Plans at beginning of year	$(7,389)	$(6,769)
Adjustments to pension and other postretirement benefit plans (net of tax of $95, $90) (1) (2)	203	187
Reclassification to earnings - Sundry income (expense) - net (3)	—	360
Balance at end of period	$(7,186)	$(6,222)
Derivative Instruments at beginning of year	$(95)	$(208)
Net hedging results	(73)	(30)
Reclassification to earnings - Cost of sales (net of tax of $1, $9) (1)	(16)	29
Balance at end of period	$(184)	$(209)
Total Accumulated Other Comprehensive Loss	$(9,074)	$(7,845)

(1)	Tax amounts are included in "Provision for income taxes" in the consolidated statements of income.

(2)	Included in "Net periodic benefit cost." See Note 14 for additional information.

(3)	Related to the DCC Transaction. See Note 4 for additional information.

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

The following table summarizes the activity for equity attributable to noncontrolling interests for the three- and six-month periods ended June 30, 2017 and 2016:

Noncontrolling Interests	Three Months Ended		Six Months Ended
In millions	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Balance at beginning of period	$1,274	$835	$1,242	$809
Net income attributable to noncontrolling interests	38	19	65	40
Distributions to noncontrolling interests (1)	(27)	(41)	(48)	(52)
Acquisition of noncontrolling interests (2)	—	473	—	473
Deconsolidation of noncontrolling interests (3)	(119)	—	(119)	—
Cumulative translation adjustments	3	10	28	27
Other	(1)	2	—	1
Balance at end of period	$1,168	$1,298	$1,168	$1,298

(1)
Distributions to noncontrolling interests are net of $3 million for the three- and six-month periods ended June 30, 2017 ($14 million for the three- and six-month periods ended June 30, 2016) for dividends paid to a joint venture which were reclassified to "Equity in earnings of nonconsolidated affiliates" in the consolidated statements of income.

(2)	Assumed in the DCC Transaction.

(3)	On June 30, 2017, the Company sold its ownership interest in the SKC Haas Display Films group of companies. See Note 6 for additional information.

NOTE 20 – SEGMENTS AND GEOGRAPHIC AREAS
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

Segment Information	Three Months Ended		Six Months Ended
In millions	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Sales by segment
Agricultural Sciences	$1,629	$1,577	$3,197	$3,223
Consumer Solutions	1,676	1,265	3,275	2,319
Infrastructure Solutions	2,789	2,085	5,314	3,679
Performance Materials & Chemicals	2,566	2,264	5,008	4,445
Performance Plastics	5,079	4,694	10,104	8,859
Corporate	95	67	166	130
Total	$13,834	$11,952	$27,064	$22,655
Operating EBITDA by segment
Agricultural Sciences	$326	$232	$677	$635
Consumer Solutions	541	341	1,041	651
Infrastructure Solutions	556	432	1,067	725
Performance Materials & Chemicals	347	295	782	630
Performance Plastics	1,062	1,247	2,046	2,238
Corporate	(73)	(83)	(150)	(162)
Total	$2,759	$2,464	$5,463	$4,717
Equity in earnings (losses) of nonconsolidated affiliates by segment
Agricultural Sciences	$(7)	$(11)	$(8)	$(4)
Consumer Solutions	15	18	55	38
Infrastructure Solutions	28	45	83	96
Performance Materials & Chemicals	(13)	(12)	60	(43)
Performance Plastics	33	45	66	44
Corporate	(2)	(3)	(6)	(10)
Total	$54	$82	$250	$121

Reconciliation of “Income Before Income Taxes” to Operating EBITDA In millions	Three Months Ended		Six Months Ended
	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Income Before Income Taxes	$1,814	$3,357	$2,942	$3,522
+ Interest expense and amortization of debt discount	226	208	445	409
- Interest income	22	18	47	38
+ Depreciation and amortization	739	680	1,517	1,287
- Certain items	(2)	1,763	(606)	463
Operating EBITDA	$2,759	$2,464	$5,463	$4,717

The following tables summarize the pretax impact of certain items by segment (which are excluded from Operating EBITDA) for the three- and six-month periods ended June 30, 2017 and 2016:

Certain Items by Segment for the Three Months Ended June 30, 2017	Agri-cultural Sciences	Consumer Solutions	Infra-structure Solutions	Perf Materials & Chemicals	Perf Plastics	Corp	Total
In millions
Costs associated with transactions and productivity actions (1)	$—	$—	$—	$—	$—	$(158)	$(158)
Nova patent infringement award (2)	—	—	—	—	137	—	137
Restructuring charges and adjustments (3)	—	—	3	—	—	9	12
Gain adjustment on split-off of chlorine value chain (4)	—	—	—	—	—	7	7
Total	$—	$—	$3	$—	$137	$(142)	$(2)

(1)
Primarily financial, legal and professional advisory fees associated with the planned all-stock merger of equals with E. I. du Pont de Nemours and Company ("DuPont"), implementation costs associated with the DCC Transaction, implementation costs associated with the Company's restructuring programs and other productivity actions, which were included in "Cost of sales" ($19 million) and "Selling, general and administrative expenses" ($139 million) in the consolidated statements of income.

(2)	Included in "Sundry income (expense) - net" in the consolidated statements of income. See Notes 9 and 10 for additional information.

(3)	Included in "Restructuring charges (credits)" in the consolidated statements of income. See Note 3 for additional information.

(4)	Included in "Sundry income (expense) - net" in the consolidated statements of income.

Certain Items by Segment for the Three Months Ended June 30, 2016	Agri-cultural Sciences	Consumer Solutions	Infra-structure Solutions	Perf Materials & Chemicals	Perf Plastics	Corp	Total
In millions
Impact of Dow Corning ownership restructure (1)	$—	$1,263	$1,055	$—	$—	$—	$2,318
Restructuring charges and adjustments (2)	(4)	(29)	(97)	—	(10)	(314)	(454)
Costs associated with transactions and productivity actions (3)	—	—	—	—	—	(107)	(107)
Gain adjustment on split-off of chlorine value chain (4)	—	—	—	6	—	—	6
Total	$(4)	$1,234	$958	$6	$(10)	$(421)	$1,763

(1)
Includes the non-taxable gain of $2,445 million from the DCC Transaction, included in "Sundry income (expense) - net," $105 million loss for a one-time increase in "Cost of sales" related to the fair value step-up of inventories assumed in the ownership restructure and a $22 million loss related to the early redemption of debt incurred by Dow Corning, reflected in "Equity in earnings of nonconsolidated affiliates" in the consolidated statements of income. See Note 4 for additional information.

(2)	Included in "Restructuring charges (credits)" in the consolidated statements of income. See Note 3 for additional information.

(3)
Primarily financial, legal and professional advisory fees associated with the planned all-stock merger of equals with DuPont, costs associated with the DCC Transaction and implementation costs associated with the 2015 Restructuring program, which were included in "Cost of sales" ($34 million) and "Selling, general and administrative expenses" ($73 million) in the consolidated statements of income.

(4)	Included in "Sundry income (expense) - net" in the consolidated statements of income.

Certain Items by Segment for the Six Months Ended June 30, 2017	Agri-cultural Sciences	Consumer Solutions	Infra-structure Solutions	Perf Materials & Chemicals	Perf Plastics	Corp	Total
In millions
Bayer CropScience arbitration matter (1)	$(469)	$—	$—	$—	$—	$—	$(469)
Costs associated with transactions and productivity actions (2)	—	—	—	—	—	(293)	(293)
Nova patent infringement award	—	—	—	—	137	—	137
Restructuring charges and adjustments	—	—	3	—	—	9	12
Gain adjustment on split-off of chlorine value chain	—	—	—	—	—	7	7
Total	$(469)	$—	$3	$—	$137	$(277)	$(606)

(1)	Included in "Sundry income (expense) - net" in the consolidated statements of income. See Notes 9 and 10 for additional information.

(2)	Included in "Cost of sales" ($42 million) and "Selling, general and administrative expenses" ($251 million) in the consolidated statements of income.

Certain Items by Segment for the Six Months Ended June 30, 2016	Agri-cultural Sciences	Consumer Solutions	Infra-structure Solutions	Perf Materials & Chemicals	Perf Plastics	Corp	Total
In millions
Impact of Dow Corning ownership restructure	$—	$1,263	$1,055	$—	$—	$—	$2,318
Urethane matters legal settlements (1)	—	—	—	(1,235)	—	—	(1,235)
Restructuring charges and adjustments	(4)	(29)	(97)	—	(10)	(314)	(454)
Costs associated with transactions and productivity actions (2)	—	—	—	—	—	(172)	(172)
Gain adjustment on split-off of chlorine value chain	—	—	—	6	—	—	6
Total	$(4)	$1,234	$958	$(1,229)	$(10)	$(486)	$463

(1)	Included in "Sundry income (expense) - net" in the consolidated statements of income. See Notes 9 and 10 for additional information.

(2)	Included in "Cost of sales" ($57 million) and "Selling, general and administrative expenses" ($115 million) in the consolidated statements of income.

The following table summarizes sales by geographic area:

Geographic Area	Three Months Ended		Six Months Ended
In millions	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Sales by geographic area
United States	$4,841	$4,252	$9,661	$8,052
Europe, Middle East, Africa and India	4,385	3,730	8,626	7,254
Rest of World	4,608	3,970	8,777	7,349
Total	$13,834	$11,952	$27,064	$22,655

NOTE 21 – PLANNED MERGER WITH DUPONT
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

On March 27, 2017, Dow and DuPont announced that the European Commission ("EC") granted conditional approval in Europe of the companies' proposed merger of equals. The EC's approval was conditioned on DuPont and Dow fulfilling certain divestiture commitments given to the EC in connection with the clearance. Specifically, DuPont will divest its Cereal Broadleaf Herbicides and Chewing Insecticides portfolios as well as its Crop Protection research and development ("R&D") pipeline and organization (excluding seed treatment, nematicides, late-stage R&D programs and certain personnel needed to support marketed products and R&D programs that will remain with DuPont) (collectively, the "DuPont Divested Assets"). Dow will divest its global Ethylene Acrylic Acid ("EAA") copolymers and ionomers business to SK Global Chemical Co., Ltd., as announced on February 2, 2017. Dow's divestiture of the EAA business is conditioned on Dow and DuPont closing the Merger Transaction, in addition to other customary closing conditions, including the receipt of certain required regulatory approvals, local employment law and governance obligations.

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

On May 2, 2017, Dow and DuPont announced that China's Ministry of Commerce ("MOFCOM") granted conditional regulatory approval for the companies' proposed merger of equals which includes commitments already made to the EC including DuPont's divestiture of the DuPont Divested Assets and Dow's divestiture of the EAA copolymers and ionomers business. In addition, Dow and DuPont have made commitments related to the supply and distribution in China of certain herbicide and insecticide ingredients and formulations for rice crops for five years after the closing of the Merger Transaction.

On May 17, 2017, Dow and DuPont announced that Brazil's Administrative Council for Economic Defense ("CADE") granted conditional regulatory approval of the companies' proposed merger of equals. CADE's approval is subject to Dow's divestment of a select portion of Dow AgroSciences' corn seed business in Brazil, including some seed processing plants and seed research centers, a copy of Dow AgroSciences' Brazilian corn germplasm bank, the MORGAN™ brand and a license for the use of the DOW SEMENTES™ brand for a certain period of time (collectively, the "Dow Divested Assets"), and is incremental to commitments already made to the EC, China and regulatory agencies in other jurisdictions. On July 11, 2017, Dow announced it had entered into a definitive agreement to sell the Dow Divested Assets to CITIC Agri Fund, which is conditioned on Dow and DuPont closing the Merger Transaction and approval by CADE.

On June 15, 2017, Dow and DuPont announced that a proposed agreement has been reached with the Antitrust Division of the United States Department of Justice that will permit the companies to proceed with the proposed merger of equals transaction. The proposed agreement is consistent with commitments already made to the EC.

On June 28, 2017, the Board of Directors ("Boards") of Dow and DuPont reiterated their support of the proposed merger of equals transaction. In addition, the Boards announced their support of a comprehensive portfolio review for DowDuPont, which is intended to assess current business facts and leverage the knowledge gained over the past year and a half to capture any material value-enhancing opportunities in preparation for the intended creation of three industry-leading companies.

Dow and DuPont remain focused on closing the Merger Transaction. Closing is expected to occur in August 2017.

(Unaudited)	The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

•
The Company reported sales in the second quarter of 2017 of $13.8 billion, up 16 percent from $12.0 billion in the second quarter of 2016, with increases across all operating segments and all geographic areas, primarily reflecting the addition of Dow Corning Corporation's ("Dow Corning") silicones business and increased selling prices.

•
Volume increased 11 percent compared with the second quarter of 2016, with increases in all operating segments, including double-digit increases in Consumer Solutions (up 33 percent) and Infrastructure Solutions (up 30 percent). Volume increased in all geographic areas, including double-digit increases in Asia Pacific (up 21 percent) and Europe, Middle East, Africa and India ("EMEAI") (up 11 percent). Excluding Dow Corning's silicones business(1), volume was up 3 percent with gains in all geographic areas. On the same basis, volume increased in Consumer Solutions (up 9 percent) and Infrastructure Solutions (up 3 percent).

•
Price was up 5 percent compared with the same period last year, with increases in all operating segments, except Agricultural Sciences (down 3 percent) and Consumer Solutions (down 1 percent), including a double-digit increase in Performance Materials & Chemicals (up 10 percent). Price increased in all geographic areas.

•	Purchased feedstock and energy costs increased approximately $460 million (18 percent) compared with the second quarter of 2016, primarily due to higher propane, ethane, natural gas and monomer costs.

•
Selling, general and administrative ("SG&A") expenses were $855 million in the second quarter of 2017, up $68 million from $787 million in the second quarter of 2016, primarily due to: increased costs associated with transactions and productivity actions, primarily financial, legal and professional advisory fees, including costs associated with the planned all-stock merger of equals with E. I. du Pont de Nemours and Company ("DuPont"); implementation costs associated with the ownership restructure of Dow Corning (the "DCC Transaction"); and costs associated with the Company's restructuring programs.

•
Sundry income (expense) - net was income of $299 million in the second quarter of 2017, compared with income of $2,550 million in the second quarter of 2016, which reflected the gain on the ownership restructure of Dow Corning.

In addition to the financial highlights above, the following events occurred during or subsequent to the second quarter of 2017:

•
On May 2, 2017, Dow and DuPont announced that China's Ministry of Commerce ("MOFCOM") granted conditional regulatory approval for the companies' proposed merger of equals which includes commitments already made to the European Commission ("EC"). Specifically, DuPont will divest its Cereal Broadleaf Herbicides and Chewing Insecticides portfolios as well as its Crop Protection research and development ("R&D") pipeline and organization (excluding seed treatment, nematicides, late-stage R&D programs and certain personnel needed to support marketed products and R&D programs that will remain with DuPont) and Dow will divest of its global Ethylene Acrylic Acid copolymers and ionomers business. In addition, Dow and DuPont have made commitments related to the supply and distribution in China of certain herbicide and insecticide ingredients and formulations for rice crops for five years after the closing of the merger of equals.

•
On May 11, 2017, Dow announced an update to the transition of Chairman and Chief Executive Officer Andrew N. Liveris, to reflect that he will serve as Executive Chairman of DowDuPont from closing of the merger of equals through April 1, 2018, at which time he will become Chairman through July 2018, at which time he will retire from the Company and the Board of Directors.

(1)	Excludes current period sales from January 1, 2017 through May 31, 2017 related to the ownership restructure of Dow Corning announced on June 1, 2016 (Consumer Solutions and Infrastructure Solutions).

•
On May 11, 2017, the Company announced its next phase of comprehensive investments to further enhance its competitive advantage and deliver earnings growth. The investments are expected to come on-line in a phased manner, beginning in 2020 and will require estimated capital expenditures of approximately $4 billion, spread over the next five years. Primary components of this plan include expansion of the Company's new TX-9 ethylene production facility; construction of a world-scale 600,000 metric ton polyethylene production facility in the U.S. Gulf Coast; construction of a world-scale 450,000 metric ton polyolefins production facility in Europe; and a series of investments to strengthen its polyurethanes franchise.

•
On May 17, 2017, Dow and DuPont announced that Brazil's Administrative Council for Economic Defense ("CADE") granted conditional regulatory approval of the companies' proposed merger of equals. CADE's approval is subject to Dow's divestment of a select portion of Dow AgroSciences' corn seed business in Brazil, including some seed processing plants and seed research centers, a copy of Dow AgroSciences' Brazilian corn germplasm bank, the MORGAN™ brand and a license for the use of the DOW SEMENTES™ brand for a certain period of time (collectively, the "Dow Divested Assets"), and is incremental to commitments already made to the EC, China and regulatory agencies in other jurisdictions. On July 11, 2017, the Company announced it had entered into a definitive agreement to sell the Dow Divested Assets to CITIC Agri Fund, which is conditioned on Dow and DuPont closing the merger of equals transaction and approval by CADE.

•
On June 6, 2017, the Company announced the completion of the construction phase of its new ELITETM enhanced polymer production facility in Freeport, Texas. Completed on time, the 400,000 metric ton polyethylene unit is the first of four new derivative investments currently under way at Dow's manufacturing sites in Texas and Louisiana as part of the Company's previously announced $6 billion expansion on the U.S. Gulf Coast.

•
On June 14, 2017, Dow announced it will launch ENLISTTM corn in the United States and Canada for the 2018 growing season, enabling farmers to access the premier technology to maximize yield by controlling weeds.

•
On June 15, 2017, Dow and DuPont announced that a proposed agreement has been reached with the Antitrust Division of the United States Department of Justice that will permit the companies to proceed with the proposed merger of equals transaction. The proposed agreement is consistent with commitments already made to the EC.

•
On June 28, 2017, the Board of Directors ("Boards") of Dow and DuPont reiterated their support of the proposed merger of equals transaction. In addition, the Boards announced their support of a comprehensive portfolio review for DowDuPont, which is intended to assess current business facts and leverage the knowledge gained over the past year and a half to capture any material value-enhancing opportunities in preparation for the intended creation of three industry-leading companies.

•	On July 13, 2017, the Company announced that Joseph E. Harlan, Vice Chairman and Chief Commercial Officer, will retire from the Company by December 31, 2017.

Selected Financial Data	Three Months Ended		Six Months Ended
In millions, except per share amounts	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Net sales	$13,834	$11,952	$27,064	$22,655

Cost of sales	$10,764	$9,275	$20,961	$17,226
Percent of net sales	77.8%	77.6%	77.4%	76.0%

Research and development expenses	$405	$399	$821	$760
Percent of net sales	2.9%	3.3%	3.0%	3.4%

Selling, general and administrative expenses	$855	$787	$1,722	$1,529
Percent of net sales	6.2%	6.6%	6.4%	6.7%

Effective tax rate	25.1%	3.9%	22.7%	0.6%

Net income available for common stockholders	$1,321	$3,123	$2,209	$3,292

Earnings per common share – basic	$1.08	$2.79	$1.82	$2.96
Earnings per common share – diluted	$1.07	$2.61	$1.79	$2.83

Operating rate percentage	84%	82%	85%	85%

RESULTS OF OPERATIONS
Net Sales
Net sales in the second quarter of 2017 were $13.8 billion, up 16 percent from $12.0 billion in the second quarter of last year, with volume up 11 percent, primarily reflecting the addition of Dow Corning's silicones business, and price up 5 percent. Price increases in Performance Materials & Chemicals (up 10 percent), Performance Plastics (up 7 percent) and Infrastructure Solutions (up 4 percent) more than offset price declines in Agricultural Sciences (down 3 percent) and Consumer Solutions (down 1 percent). Price increased in all geographic areas. Volume increased in Consumer Solutions (up 33 percent), Infrastructure Solutions (up 30 percent), Agricultural Sciences (up 6 percent), Performance Materials & Chemicals (up 3 percent) and Performance Plastics (up 1 percent). Volume increased in Asia Pacific (up 21 percent), EMEAI (up 11 percent), North America (up 8 percent) and Latin America (up 4 percent). Excluding Dow Corning's silicones business, volume was up 3 percent. On the same basis, volume increased in Consumer Solutions (up 9 percent), Infrastructure Solutions (up 3 percent), Asia Pacific and EMEAI (both up 6 percent), North America (up 2 percent) and Latin America (up 1 percent).

Net sales for the first six months of 2017 were $27.1 billion, up 19 percent from $22.7 billion from the same period last year, with volume up 13 percent, primarily reflecting the addition of Dow Corning's silicones business, and price up 6 percent. Price increased in all geographic areas and operating segments, except Agricultural Sciences (down 2 percent) and Consumer Solutions (down 1 percent), including a double-digit increase in Performance Plastics (up 11 percent). Volume increased in Consumer Solutions (up 42 percent), Infrastructure Solutions (up 41 percent), Performance Materials & Chemicals (up 5 percent), Performance Plastics (up 3 percent) and Agricultural Sciences (up 1 percent). Volume increased in Asia Pacific (up 26 percent), North America and EMEAI (both up 12 percent) and Latin America (up 5 percent). Excluding Dow Corning's silicones business, volume was up 4 percent. On the same basis, volume increased in Consumer Solutions (up 8 percent), Infrastructure Solutions (up 4 percent), Asia Pacific (up 6 percent), EMEAI (up 5 percent), North America (up 4 percent) and Latin America (up 1 percent).

Gross Margin
Gross margin was $3.1 billion in the second quarter of 2017, up from $2.6 billion in the second quarter of last year. Year to date, gross margin was $6.1 billion, up from $5.4 billion in the first six months of 2016. Gross margin increased as higher sales volume, which reflected broad-based demand growth and new product launches; increased selling prices; the favorable impact from the addition of Dow Corning's silicones business; and cost controls and productivity actions more than offset increased feedstock, energy and other raw material costs; increased planned maintenance turnaround costs; and commissioning expenses related to U.S. Gulf Coast growth projects. Gross margin in the second quarter of 2017 was negatively impacted by $19 million in pretax charges for temporary costs associated with transactions and productivity actions and reflected in Corporate ($42 million for the six months ended June 30, 2017). Gross margin in the second quarter of 2016 was negatively impacted by a $105 million charge related to the fair value step-up of inventories assumed in the DCC Transaction and reflected in Consumer

Solutions ($30 million) and Infrastructure Solutions ($75 million) ($105 million for the six months ended June 30, 2016), and a $34 million charge for temporary costs associated with transactions and productivity actions, reflected in Corporate ($57 million for the six months ended June 30, 2016).

Operating Rate
The Company’s global plant operating rate was 84 percent of capacity in the second quarter of 2017, up from 82 percent in the second quarter of 2016. For the first six months of 2017, the Company's global plant operating rate was 85 percent, flat with the first six months of 2016.

Personnel Count
The Company permanently employed approximately 55,000 at June 30, 2017, down from approximately 56,000 at December 31, 2016. Headcount decreased from December 31, 2016 primarily as a result of the Company's restructuring programs.

Research and Development Expenses
Research and development ("R&D") expenses totaled $405 million in the second quarter of 2017, up $6 million (2 percent) from $399 million in the second quarter of 2016. For the first six months of 2017, R&D expenses totaled $821 million, up from $760 million in the first six months of 2016. R&D expenses increased primarily due to the addition of Dow Corning's silicones business.

Selling, General and Administrative Expenses
SG&A expenses were $855 million in the second quarter of 2017, up $68 million (9 percent) from $787 million in the second quarter of last year. For the first six months of 2017, SG&A expenses totaled $1,722 million, up from $1,529 million for the first six months of 2016. SG&A expenses increased in the second quarter of 2017 primarily due to $139 million of temporary costs associated with transactions and productivity actions and reflected in Corporate ($251 million for the first six months of 2017) and the addition of Dow Corning's silicones business. In the second quarter of 2016, SG&A was negatively impacted by $73 million of temporary costs associated with transactions and productivity actions ($115 million for the first six months of 2016 and reflected in Corporate).

Amortization of Intangibles
Amortization of intangibles was $157 million in the second quarter of 2017, up from $122 million in the second quarter of 2016. In the first six months of 2017, amortization of intangibles was $312 million, up from $225 million in the same period last year. The increase in amortization is due to the addition of Dow Corning's silicones business. See Note 6 to the Consolidated Financial Statements for additional information on intangible assets.

Restructuring Charges (Credits)
2016 Restructuring
On June 27, 2016, the Board of Directors of the Company approved a restructuring plan that incorporates actions related to the ownership restructure of Dow Corning. These actions, aligned with Dow’s value growth and synergy targets, will result in a global workforce reduction of approximately 2,500 positions, with most of these positions resulting from synergies related to the ownership restructure of Dow Corning. These actions are expected to be substantially completed by June 30, 2018. As a result, the Company recorded pretax restructuring charges of $449 million in the second quarter of 2016 consisting of severance costs of $268 million, asset write-downs and write-offs of $153 million and costs associated with exit and disposal activities of $28 million which are reflected in the Company's segment results as follows: $28 million in Consumer Solutions, $97 million in Infrastructure Solutions, $10 million in Performance Plastics and $314 million in Corporate.

Adjustments to the 2016 Restructuring Charge
In the second quarter of 2017, the Company recorded a favorable adjustment to the 2016 restructuring charge related to costs associated with exit and disposal activities of $3 million, reflected in the Infrastructure Solutions segment.

2015 Restructuring
Adjustments to the 2015 Restructuring Charge
In the first quarter of 2016, the Company recorded a favorable adjustment to the 2015 restructuring charge related to the impairment of long-lived assets of $2 million, reflected in the Infrastructure Solutions segment. In the second quarter of 2016, the Company recorded an unfavorable adjustment related to additional accruals for exit and disposal activities of $5 million, reflected in Agricultural Sciences ($4 million) and Consumer Solutions ($1 million).

In the first quarter of 2017, the Company recorded a favorable adjustment to the 2015 restructuring charge related to costs associated with exit and disposal activities of $1 million, reflected in the Agricultural Sciences segment. In the second quarter of 2017, the Company recorded a favorable adjustment to the severance accrual of $9 million, reflected in Corporate. See Note 3 to the Consolidated Financial Statements for details on the Company's restructuring activities.

Equity in Earnings of Nonconsolidated Affiliates
Dow's share of the earnings of nonconsolidated affiliates was $54 million in the second quarter of 2017, down from $82 million in the second quarter of 2016, as lower equity earnings from Dow Corning as a result of the ownership restructure transaction and lower equity earnings from the Thai joint ventures were partially offset by higher equity earnings from the Kuwait joint ventures. In the first six months of 2017, Dow's share of the earnings of nonconsolidated affiliates was $250 million, up from $121 million in the first six months of 2016, as higher equity earnings from the Kuwait joint ventures and the HSC Group were partially offset by lower equity earnings from Dow Corning as a result of the ownership restructure transaction.

Sundry Income (Expense) - Net
Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, gains and losses on sales of investments and assets, and litigation. Sundry income (expense) – net in the second quarter of 2017 was income of $299 million, a decrease of $2,251 million compared with income of $2,550 million in the second quarter of 2016. The second quarter of 2017 included a $137 million gain related to the Nova patent infringement matter (reflected in Performance Plastics), a $7 million gain adjustment on the split-off of the Company's chlorine value chain (reflected in Corporate), gains on sales of assets and investments, and foreign currency exchange losses. The second quarter of 2016 included a $2,445 million gain related to the DCC Transaction (reflected in Consumer Solutions ($1,301 million) and Infrastructure Solutions ($1,144 million)), a $6 million gain adjustment on the split-off of the Company's chlorine value chain (reflected in Performance Materials & Chemicals), gains on sales of assets and foreign currency exchange losses.

Year to date, sundry income (expense) - net was expense of $171 million, a decrease of $1,480 million compared with income of $1,309 million in the same period last year. In addition to the amounts previously discussed, the first six months of 2017 included a $469 million loss related to the Bayer CropScience arbitration matter (reflected in Agricultural Sciences). The first six months of 2016 included the amounts previously discussed and a $1,235 million loss related to the Company's settlement of the urethane matters class action lawsuit and the opt-out cases litigation (reflected in Performance Materials & Chemicals). See Notes 4 and 10 to the Consolidated Financial Statements for additional information.

Net Interest Expense
Net interest expense (interest expense less capitalized interest and interest income) was $204 million in the second quarter of 2017, up from $190 million in the second quarter of 2016. Year to date, net interest expense was $398 million, compared with $371 million in the first six months of 2016. The increase primarily reflects the effect of the long-term debt assumed in the ownership restructure of Dow Corning. Interest income was $22 million in the second quarter of 2017, compared with $18 million in the second quarter of 2016, and $47 million in the first six months of 2017, compared with $38 million in the first six months of 2016.

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

The effective tax rate for the second quarter of 2017 was 25.1 percent, compared with a 3.9 percent tax rate for the second quarter of 2016. For the first six months of 2017, the effective tax rate was 22.7 percent, compared with 0.6 percent for the first six months of 2016. The tax rate in the second quarter of 2017 was primarily impacted by the geographic mix of earnings. The tax rate for the first six months of 2017 reflected the tax benefit from the Bayer CropScience arbitration matter and the adoption of Accounting Standards Update ("ASU") 2016-09, which resulted in the recognition of excess tax benefits related to equity compensation in the provision for income taxes. The tax rate in the second quarter of 2016 was impacted by a $57 million tax charge related to the adjustment of an uncertain tax position. Despite this charge, the tax rate decreased in the second quarter of 2016, primarily due to the non-taxable gain on the DCC Transaction and a tax benefit on the reassessment of a deferred tax liability related to the basis difference in the Company’s investment in Dow Corning. These factors impacted the effective tax rate for the first six months of 2016, which was also impacted by a tax benefit related to the urethane matters class action lawsuit and opt-out cases settlements. See Notes 1, 2, 4, 10 and 17 to the Consolidated Financial Statements for additional information.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $38 million in the second quarter of 2017, up from $19 million in the second quarter of 2016. For the first six months of 2017, net income attributable to noncontrolling interests was $65 million, compared with $40 million for the same period last year.

Preferred Stock Dividends
On December 30, 2016, the Company converted all outstanding shares of its Cumulative Convertible Perpetual Preferred Stock, Series A ("Preferred Stock") into shares of the Company's common stock. As a result of this conversion, no shares of Preferred Stock are issued or outstanding. Preferred stock dividends of $85 million were recognized in the second quarter of 2016 related to the Preferred Stock ($170 million in the first six months of 2016).

Net Income Available for Common Stockholders
Net income available for common stockholders was $1,321 million, or $1.07 per share, in the second quarter of 2017, compared with $3,123 million, or $2.61 per share, in the second quarter of 2016. Net income available for common stockholders for the first six months of 2017 was $2,209 million, or $1.79 per share, compared with $3,292 million, or $2.83 per share, for the same period of 2016. See Note 16 to the Consolidated Financial Statements for details on the Company's earnings per share calculations.

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

The following tables summarize the impact of certain items recorded in the three- and six-month periods ended June 30, 2017 and 2016.

Certain Items Impacting Results	Pretax Impact (1)		Net Income (2)		EPS - Diluted (3) (4)
	Three Months Ended		Three Months Ended		Three Months Ended
In millions, except per share amounts (Unaudited)	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Reported U.S. GAAP Amounts (5) (6)			$1,321	$3,123	$1.07	$2.61
- Certain items:
Cost of sales:
Costs associated with transactions and productivity actions	$(19)	$(34)	(12)	(21)	(0.01)	(0.02)
Impact of Dow Corning ownership restructure	—	(105)	—	(72)	—	(0.06)
Selling, general and administrative expenses:
Costs associated with transactions and productivity actions	(139)	(73)	(93)	(66)	(0.07)	(0.06)
Restructuring (charges) credits	12	(454)	8	(308)	0.01	(0.27)
Equity in earnings of nonconsolidated affiliates:
Impact of Dow Corning ownership restructure	—	(22)	—	(20)	—	(0.02)
Sundry income (expense) - net:
Nova patent infringement award	137	—	90	—	0.07	—
Gain adjustment on split-off of chlorine value chain	7	6	5	6	—	0.01
Bayer CropScience arbitration matter	—	—	(10)	—	(0.01)	—
Impact of Dow Corning ownership restructure	—	2,445	—	2,586	—	2.28
Provision for income taxes:
Uncertain tax position adjustment	—	—	—	(57)	—	(0.05)
Total certain items	$(2)	$1,763	$(12)	$2,048	$(0.01)	$1.81
+ Dilutive effect of assumed preferred stock conversion into shares of common stock					N/A	$0.15
= Operating Results (Non-GAAP)			$1,333	$1,075	$1.08	$0.95

(1)	Impact on "Income Before Income Taxes."

(2)
"Net Income Available for The Dow Chemical Company Common Stockholders." The income tax effect for each certain item was calculated based on the statutory tax rate for the jurisdiction(s) in which the certain item was taxable or deductible.

(3)	"Earnings per common share - diluted."

(4)
For the three-month period ended June 30, 2016, an assumed conversion of the Company's Preferred Stock into shares of the Company's common stock was excluded from the calculation of "Operating earnings per common share - diluted" (Non-GAAP) as well as the earnings per share impact of certain items because the effect of including them would have been antidilutive. On December 30, 2016, the Company converted its outstanding shares of Preferred Stock into shares of the Company's common stock. As a result of this conversion, no shares of Preferred Stock are issued or outstanding.

(5)
For the three-month period ended June 30, 2016, an assumed conversion of the Company's Preferred Stock into shares of the Company's common stock was included in the calculation of "Earnings per common share - diluted" (GAAP).

(6)
The Company used "Net Income Attributable to The Dow Chemical Company" when calculating "Earnings per common share- diluted" (GAAP) for the three-month period ended June 30, 2016, as it excludes quarterly preferred dividends of $85 million.

Certain Items Impacting Results	Pretax Impact (1)		Net Income (2)		EPS - Diluted (3) (4)
	Six Months Ended		Six Months Ended		Six Months Ended
In millions, except per share amounts (Unaudited)	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Reported U.S. GAAP Amounts (5) (6)			$2,209	$3,292	$1.79	$2.83
- Certain items:
Cost of sales:
Costs associated with transactions and productivity actions	$(42)	$(57)	(27)	(36)	(0.02)	(0.03)
Impact of Dow Corning ownership restructure	—	(105)	—	(72)	—	(0.06)
Selling, general and administrative expenses:
Costs associated with transactions and productivity actions	(251)	(115)	(169)	(97)	(0.14)	(0.09)
Restructuring (charges) credits	12	(454)	8	(308)	0.01	(0.27)
Equity in earnings of nonconsolidated affiliates:
Impact of Dow Corning ownership restructure	—	(22)	—	(20)	—	(0.02)
Sundry income (expense) - net:
Nova patent infringement award	137	—	90	—	0.07	—
Gain adjustment on split-off of chlorine value chain	7	6	5	6	—	0.01
Bayer CropScience arbitration matter	(469)	—	(305)	—	(0.25)	—
Impact of Dow Corning ownership restructure	—	2,445	—	2,586	—	2.28
Urethane matters legal settlements	—	(1,235)	—	(778)	—	(0.70)
Provision for income taxes:
Uncertain tax position adjustment	—	—	—	(57)	—	(0.05)
Total certain items	$(606)	$463	$(398)	$1,224	$(0.33)	$1.07
+ Dilutive effect of assumed preferred stock conversion into shares of common stock					N/A	$0.09
= Operating Results (Non-GAAP)			$2,607	$2,068	$2.12	$1.85

(1)	Impact on "Income Before Income Taxes."

(2)
"Net Income Available for The Dow Chemical Company Common Stockholders." The income tax effect for each certain item was calculated based on the statutory tax rate for the jurisdiction(s) in which the certain item was taxable or deductible.

(3)	"Earnings per common share - diluted."

(4)
For the six-month period ended June 30, 2016, an assumed conversion of the Company's Preferred Stock into shares of the Company's common stock was excluded from the calculation of "Operating earnings per common share - diluted" (Non-GAAP) as well as the earnings per share impact of certain items because the effect of including them would have been antidilutive. On December 30, 2016, the Company converted its outstanding shares of Preferred Stock into shares of the Company's common stock. As a result of this conversion, no shares of Preferred Stock are issued or outstanding.

(5)
For the six-month period ended June 30, 2016, an assumed conversion of the Company's Preferred Stock into shares of the Company's common stock was included in the calculation of "Earnings per common share - diluted" (GAAP).

(6)
The Company used "Net Income Attributable to The Dow Chemical Company" when calculating "Earnings per common share- diluted" (GAAP) for the six-month period ended June 30, 2016, as it excludes quarterly preferred dividends of $85 million.

OUTLOOK
Global economic activity is increasing, with notable strength in manufacturing, investment and trade. Robust growth fundamentals continue to fuel expansion in the U.S., led by the strength of the consumer. Europe’s improvement is expected to remain on a steady path. Latin America is stabilizing with particular upside from its agriculture sector, and Brazil is showing early signs of recovery from a prolonged recession, though political uncertainty persists. China and India continue to establish themselves as consumption economies, underpinned by fiscal stimulus and infrastructure investments, which are driving domestic growth.

Dow remains well-positioned to capture consumer-led demand and deliver superior solutions to customers around the world through its narrower and deeper end-market focus, industry-leading innovation and broad geographic reach. Dow's track record of disciplined execution and outperformance these last several years underscores the resilience, agility and value creation power of the Company's business model.

Looking forward, the Dow team remains focused and disciplined, with a sharp execution mindset on the successful close of the merger with DuPont, rapid achievement of the synergies and realizing the value-creation of the intended companies, as well as a strong focus on delivering the materials science company, with a portfolio that will be unrivaled versus its peer group. Going into the merger close, Dow is coming from a position of incredible strength, with a proven track record of success. Dow has the right strategy, the right long-term growth drivers and the right portfolio. Dow has never been better positioned to continue delivering for its customers, employees, communities and shareholders.

SEGMENT RESULTS
Effective January 1, 2017, the Company changed its measure of profit/loss for segment reporting purposes from EBITDA to Operating EBITDA to reflect the manner in which the Company's chief operating decision maker now assesses segment performance and allocates resources. The Company defines Operating EBITDA as EBITDA (which Dow defines as earnings (i.e., "Net Income") before interest, income taxes, depreciation and amortization) excluding the impact of certain items. Operating EBITDA by segment includes all operating items relating to the businesses, except depreciation and amortization; items that principally apply to the Company as a whole are assigned to Corporate. A reconciliation of "Income Before Income Taxes" to Operating EBITDA as well as a listing of the certain items impacting results can be found in Note 20 to the Consolidated Financial Statements. Prior year data has been updated to conform with current year presentation.

SALES VOLUME AND PRICE BY SEGMENT AND GEOGRAPHIC AREA

Sales Volume and Price by Segment and	Three Months Ended			Six Months Ended
Geographic Area	Jun 30, 2017			Jun 30, 2017
Percentage change from prior year	Volume	Price	Total	Volume	Price	Total
Segments
Agricultural Sciences	6%	(3)%	3%	1%	(2)%	(1)%
Consumer Solutions	33	(1)	32	42	(1)	41
Infrastructure Solutions	30	4	34	41	3	44
Performance Materials & Chemicals	3	10	13	5	8	13
Performance Plastics	1	7	8	3	11	14
Total	11%	5%	16%	13%	6%	19%
Geographic areas
United States	8%	6%	14%	12%	8%	20%
Europe, Middle East, Africa and India	11	6	17	12	7	19
Rest of World	14	2	16	16	3	19
Total	11%	5%	16%	13%	6%	19%

Sales Volume and Price by Segment and	Three Months Ended			Six Months Ended
Geographic Area, Excluding Acquisitions (1)	Jun 30, 2017			Jun 30, 2017
Percentage change from prior year	Volume	Price	Total	Volume	Price	Total
Segments
Agricultural Sciences	6%	(3)%	3%	1%	(2)%	(1)%
Consumer Solutions	9	(1)	8	8	(1)	7
Infrastructure Solutions	3	4	7	4	3	7
Performance Materials & Chemicals	3	10	13	5	8	13
Performance Plastics	1	7	8	3	11	14
Total	3%	5%	8%	4%	6%	10%
Geographic areas
United States	1%	6%	7%	4%	7%	11%
Europe, Middle East, Africa and India	6	6	12	5	7	12
Rest of World	4	2	6	4	3	7
Total	3%	5%	8%	4%	6%	10%

(1)	Excludes current period sales from January 1, 2017 through May 31, 2017 related to the ownership restructure of Dow Corning announced on June 1, 2016 (Consumer Solutions and Infrastructure Solutions).

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

Agricultural Sciences	Three Months Ended		Six Months Ended
In millions	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Sales	$1,629	$1,577	$3,197	$3,223
Price change from comparative period	(3)%	N/A	(2)%	N/A
Volume change from comparative period	6%	N/A	1%	N/A
Operating EBITDA	$326	$232	$677	$635
Equity losses	$(7)	$(11)	$(8)	$(4)

Agricultural Sciences sales were $1,629 million in the second quarter of 2017, up 3 percent from $1,577 million in the second quarter of 2016. Compared with the second quarter of last year, volume increased 6 percent and price declined 3 percent. Sales increased in all geographic areas, except Asia Pacific which was impacted by reduced demand for rice herbicides. Crop Protection sales were flat compared with the second quarter of 2016, as volume growth was offset by price declines. Strong demand in North America for herbicides and insecticides, notably ISOCLASTTM, more than offset reduced demand for fungicides in Latin America and reduced demand for rice herbicides in Asia Pacific. Seeds sales increased 19 percent compared with the second quarter of 2016, with strong demand for corn seeds in Latin America and higher cotton seeds sales in North America driven by increased demand, including ENLISTTM cotton, and licensing activity. Price declined in all geographic areas and in both businesses, including the unfavorable impact of currency which represented approximately 30 percent of the price decline.

Operating EBITDA for the second quarter of 2017 was $326 million, up from $232 million in the second quarter of 2016. Compared with the same quarter last year, Operating EBITDA increased as higher sales volume including increased demand for new Seeds and Crop Protection technologies, lower operating costs and reduced R&D spending more than offset selling price declines.

Agricultural Sciences sales were $3,197 million for the first six months of 2017, down 1 percent from $3,223 million in the first six months of 2016. Compared with the same period last year, volume increased 1 percent and price decreased 2 percent. Agricultural Sciences reported sales declines in EMEAI and Asia Pacific which more than offset sales growth in North America and Latin America. Crop Protection sales decreased 3 percent compared with the first six months of 2016, driven by price declines. Reduced demand for fungicides in Latin America and rice herbicides in Asia Pacific offset strong demand in North America and EMEAI for insecticides. Seeds sales increased 6 percent compared with the first six months of 2016, as increased demand for corn seeds in Latin America and higher cotton seeds sales in North America more than offset lower demand in North America for corn seeds and soybean seeds.

Operating EBITDA for the first six months of 2017 was $677 million, up from $635 million in the first six months of 2016. Compared with the same period last year, Operating EBITDA increased as higher sales volume, lower operating costs and reduced SG&A spending more than offset selling price declines.

In the second quarter of 2017, regulatory approvals were received to allow for the full commercial launch of ENLIST™ corn seeds in the U.S. and Canada for the 2018 growing season.

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

Consumer Solutions	Three Months Ended		Six Months Ended
In millions	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Sales	$1,676	$1,265	$3,275	$2,319
Price change from comparative period	(1)%	N/A	(1)%	N/A
Volume change from comparative period	33%	N/A	42%	N/A
Volume change, excluding acquisition	9%	N/A	8%	N/A
Operating EBITDA	$541	$341	$1,041	$651
Equity earnings	$15	$18	$55	$38

Consumer Solutions sales were $1,676 million in the second quarter of 2017, up from $1,265 million in the second quarter of 2016. Sales increased 32 percent compared with the second quarter of 2016, with volume up 33 percent and price down 1 percent, primarily due to the unfavorable impact of currency. Volume increased in all geographic areas, reflecting the addition of Consumer Solutions - Silicones, and in all businesses. Excluding the addition of Consumer Solutions - Silicones, volume increased 9 percent. Dow Electronic Materials reported increased volume, primarily in Asia Pacific, driven by strong demand in semiconductor and printed circuit board applications as well as new business wins in chemical mechanical planarization polishing pads, lithography and organic light emitting diode technologies. Consumer Care volume increased, primarily due to strong demand in the food, pharmaceutical, home and personal care market sectors, which more than offset the loss of sales from the SAFECHEMTM business. Strong demand for Dow's light-weighting technologies drove volume growth in Dow Automotive Systems in all geographic areas, except North America which was unfavorably impacted by softening industry production. Price decreased in all geographic areas, except North America, and was mixed by business. Price decreased in Dow Electronic Materials, primarily in Asia Pacific, due to continued competitive pricing pressures and the unfavorable impact of currency. Price was flat in Dow Automotive Systems and Consumer Care as the unfavorable impact of currency, primarily in EMEAI, offset selling price increases in both businesses.

Operating EBITDA in the second quarter of 2017 was $541 million, up from $341 million in the second quarter of 2016. Operating EBITDA improved from the same quarter last year as the favorable impact of earnings from Consumer Solutions - Silicones; higher sales volume driven by broad-based demand growth and new product launches; and gains from sales of assets and investments more than offset the unfavorable impact of currency on selling prices and higher feedstock, energy and other raw material costs.

Consumer Solutions sales were $3,275 million for the first six months of 2017, up 41 percent from $2,319 million in the first six months of 2016. Compared with the same period last year, volume was up 42 percent and price was down 1 percent, primarily due to the unfavorable impact of currency which represented nearly 80 percent of the price decline. Excluding the addition of Consumer Solutions - Silicones, volume increased 8 percent. Volume increased in all businesses and all geographic areas. Price was down in all businesses and all geographic areas, except North America which was flat.

Operating EBITDA for the first six months of 2017 was $1,041 million, up from $651 million in the first six months of 2016. Operating EBITDA for the first six months of 2017 improved compared with the same period last year as the favorable impact of earnings from Consumer Solutions - Silicones, higher sales volume, gains from sales of assets and investments and increased equity earnings from the HSC Group more than offset lower selling prices, including the unfavorable impact of currency, and higher feedstock, energy and other raw material costs.

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

Infrastructure Solutions	Three Months Ended		Six Months Ended
In millions	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Sales	$2,789	$2,085	$5,314	$3,679
Price change from comparative period	4%	N/A	3%	N/A
Volume change from comparative period	30%	N/A	41%	N/A
Volume change, excluding acquisition	3%	N/A	4%	N/A
Operating EBITDA	$556	$432	$1,067	$725
Equity earnings	$28	$45	$83	$96

Infrastructure Solutions sales were $2,789 million in the second quarter of 2017, up 34 percent from $2,085 million in the second quarter of 2016 with volume up 30 percent and price up 4 percent. Volume increased in all geographic areas, reflecting the addition of Infrastructure Solutions - Silicones, and in all businesses, except Dow Coating Materials. Excluding the addition of Infrastructure Solutions - Silicones, volume increased 3 percent. Energy & Water Solutions reported volume growth for reverse osmosis membranes and for products used in energy exploration and production and microbial control applications. Performance Monomers had volume growth driven by opportunistic merchant sales of acrylates and methacrylates. Dow Building & Construction reported volume growth for methyl cellulosics and acrylics-based construction chemicals which more than offset lower demand for STYROFOAM™ in EMEAI. Dow Coating Materials volume decreased across all geographic areas as unfavorable weather conditions impacted peak season volume, primarily in the northern hemisphere. Price increased across all geographic areas and all businesses, except Energy & Water Solutions and Dow Building & Construction, primarily in response to increased raw material costs. Price decreased in Energy & Water Solutions and Dow Building & Construction due to the unfavorable impact of currency and competitive pricing pressures as pricing initiatives lagged raw material cost increases, particularly for styrene-based products.

Operating EBITDA for the second quarter of 2017 was $556 million, up from $432 million in the second quarter of 2016. Operating EBITDA improved compared with the same quarter last year as the favorable impact of earnings from Infrastructure Solutions - Silicones, higher selling prices, increased sales volume and a gain from the sales of assets more than offset increased feedstock, energy and other raw material costs and lower equity earnings.

Infrastructure Solutions sales for the first six months of 2017 were $5,314 million, up 44 percent from $3,679 million in the first six months of 2016. Compared with the same period last year, volume was up 41 percent and price was up 3 percent. Volume increased in all geographic areas reflecting the addition of Infrastructure Solutions - Silicones, and in all businesses, except Dow Coating Materials. Excluding the addition of Infrastructure Solutions - Silicones, volume increased 4 percent. Price increased in all geographic areas, except Latin America which was flat, with price increases in Performance Monomers and Dow Coating Materials more than offsetting price decreases in Energy & Water Solutions and Dow Building & Construction.

Operating EBITDA for the first six months of 2017 was $1,067 million, up from $725 million in the first six months of 2016. Operating EBITDA for the first six months of 2017 was favorably impacted by the earnings from the Infrastructure Solutions - Silicones, higher selling prices and increased sales volume which more than offset increased feedstock, energy and other raw material costs and lower equity earnings.

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

Performance Materials & Chemicals	Three Months Ended		Six Months Ended
In millions	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Sales	$2,566	$2,264	$5,008	$4,445
Price change from comparative period	10%	N/A	8%	N/A
Volume change from comparative period	3%	N/A	5%	N/A
Operating EBITDA	$347	$295	$782	$630
Equity earnings (losses)	$(13)	$(12)	$60	$(43)

Performance Materials & Chemicals sales were $2,566 million in the second quarter of 2017, up 13 percent from $2,264 million in the second quarter of 2016, with price up 10 percent and volume up 3 percent. Compared with the same quarter last year, price increased in all businesses and all geographic areas in response to higher raw material costs. Polyurethanes also reported price increases due to tight supply and demand fundamentals, particularly for isocyanates. Volume increased in Polyurethanes driven by double-digit volume growth in North America and strong demand in EMEAI for downstream, higher margin systems applications, which more than offset decreased volume in Asia Pacific. Volume grew in Industrial Solutions due to increased catalyst sales in Asia Pacific and portfolio optimization actions that drove volume growth for products used in lubricants, crop defense and electronic processing applications, which more than offset a decline in ethylene glycol volume due to a planned maintenance turnaround. Chlor-Alkali and Vinyl volume declined as strong demand for caustic soda and vinyl chloride monomer ("VCM") in EMEAI was more than offset by lower VCM volume in North America due to a supplier’s planned maintenance turnaround.

Operating EBITDA for the second quarter of 2017 was $347 million, compared with $295 million in the second quarter of 2016. Compared with the same quarter last year, Operating EBITDA increased as higher selling prices, increased sales volume and higher equity earnings from the Kuwait joint ventures more than offset higher feedstock, energy and other raw material costs, higher equity losses from Sadara and lower equity earnings from Map Ta Phut Olefins Company Limited.

For the first six months of 2017, sales for Performance Materials & Chemicals were $5,008 million, up from $4,445 million in the first six months of 2016, with price up 8 percent and volume up 5 percent. Compared with the same period last year, volume and price increased in all businesses and all geographic areas.

Operating EBITDA for the first six months of 2017 was $782 million, up from $630 million in the first six months of 2016. Operating EBITDA improved compared with the same period last year as higher selling prices, increased sales volume and higher equity earnings from the Kuwait joint ventures more than offset higher feedstock, energy and other raw material costs.

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

Sales for the Energy business are primarily opportunistic merchant sales driven by market conditions and sales to customers located on Dow manufacturing sites. Sales for the Hydrocarbons business are comprised primarily of monomers and ethylene by-products that are not required for internal use. Hydrocarbons sales can fluctuate significantly based on ethylene production facility feedslates and operating rates, derivatives demand and market prices for monomers and by-products. Selling prices for monomer and ethylene by-products are generally correlated to purchased feedstock costs.

Dow is responsible for marketing the majority of Sadara products outside of the Middle East zone through the Company's established sales channels. As part of this arrangement, the Company purchases and sells Sadara products for a marketing fee.

Performance Plastics	Three Months Ended		Six Months Ended
In millions	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Sales	$5,079	$4,694	$10,104	$8,859
Price change from comparative period	7%	N/A	11%	N/A
Volume change from comparative period	1%	N/A	3%	N/A
Operating EBITDA	$1,062	$1,247	$2,046	$2,238
Equity earnings	$33	$45	$66	$44

Performance Plastics sales in the second quarter of 2017 were $5,079 million, up 8 percent from $4,694 million in the second quarter of 2016, with price up 7 percent and volume up 1 percent. Price was up in all geographic areas and all businesses, except Dow Elastomers, in response to higher feedstock, energy and other raw material costs. Double-digit price increases were reported in Hydrocarbons as prices for monomers and ethylene by-products are generally correlated to Brent crude oil prices, which increased 10 percent compared with the second quarter of 2016. Dow Packaging and Specialty Plastics volume increased across all geographic areas, except Latin America, due to higher demand in food and specialty packaging and industrial and consumer packaging market sectors, and new production from Sadara which benefited EMEAI and Asia Pacific. Dow Elastomers volume increased across all geographic areas, except Asia Pacific, due to higher demand in consumer goods, transportation and infrastructure market sectors. Dow Electrical and Telecommunications volume decreased in all geographic areas as a result of an extended maintenance turnaround. Volume increased in the Hydrocarbons business primarily due to increased sales of ethylene and ethylene by-products resulting from higher operating rates. Energy sales and volume decreased as sales in the second quarter of 2016 included one-time capacity fees on new supply agreements.

Operating EBITDA in the second quarter of 2017 was $1,062 million, compared with $1,247 million in the second quarter of 2016. Compared with the same quarter last year, Operating EBITDA decreased as the impact of higher feedstock and energy costs, higher planned maintenance turnaround spending, U.S. Gulf Coast start-up and commissioning costs and lower equity earnings from The SCG-Dow Group more than offset higher selling prices and decreased equity losses from Sadara.

Performance Plastics sales for the first six months of 2017 were $10,104 million, an increase of 14 percent from $8,859 million in the first six months of 2016. Compared with the same period last year, price increased 11 percent and volume increased 3 percent. Price increased in all geographic areas and all businesses, except Dow Elastomers, in response to higher feedstock, energy and other raw material costs. Volume was up in all geographic areas, except Latin America, and all businesses, except Dow Electrical and Telecommunications and Energy.

Operating EBITDA for the first six months of 2017 was $2,046 million, down from $2,238 million in the first six months of 2016. Operating EBITDA decreased compared with the first six months of 2016 as the impact of higher feedstock and energy costs, higher planned maintenance turnaround spending, U.S. Gulf Coast start-up and commissioning costs and increased equity losses from Sadara more than offset higher selling prices and higher equity earnings from EQUATE and TKSC.

On June 6, 2017, the Company announced the completion of the construction phase of its new ELITETM enhanced polymer production facility in Texas and startup is expected to occur in August 2017. The Company's new, world-scale ethylene production facility in Freeport, Texas, is also expected to start-up in August 2017.

CORPORATE
Corporate includes certain enterprise and governance activities (including insurance operations, geographic management, risk management such as foreign currency hedging activities, audit fees, donations, etc.); the results of Ventures (including business incubation platforms and non-business aligned joint ventures); environmental operations; gains and losses on the sales of financial assets; severance costs; non-business aligned litigation expenses (including asbestos-related defense and processing costs prior to the change in accounting policy that occurred in the fourth quarter of 2016); and foreign exchange results.

Corporate	Three Months Ended		Six Months Ended
In millions	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Sales	$95	$67	$166	$130
Operating EBITDA	$(73)	$(83)	$(150)	$(162)
Equity losses	$(2)	$(3)	$(6)	$(10)

Sales for Corporate, which primarily relate to the Company's insurance operations, were $95 million in the second quarter of
2017, up from $67 million in the second quarter of 2016. For the first six months of 2017, sales were $166 million, up from $130 million in the same period of 2016.

Operating EBITDA in the second quarter of 2017 was a loss of $73 million (loss of $150 million for the six months ended June 30, 2017), compared with a loss of $83 million in the second quarter of 2016 (loss of $162 million for the six months ended June 30, 2016).

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents of $6,218 million at June 30, 2017 and $6,607 million at December 31, 2016, of which $4,520 million at June 30, 2017 and $4,890 million at December 31, 2016 was held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. At June 30, 2017, management believed that sufficient liquidity was available in the United States. However, in the unusual event that additional foreign funds are needed in the United States, the Company has the ability to repatriate additional funds. The repatriation could result in an adjustment to the tax liability after considering available foreign tax credits and other tax attributes. It is not practicable to calculate the unrecognized deferred tax liability on undistributed foreign earnings.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Six Months Ended
In millions	Jun 30, 2017	Jun 30, 2016
Cash provided by (used in):
Operating activities (1)	$1,815	$2,367
Investing activities	(1,753)	(2,063)
Financing activities (1)	(659)	(1,579)
Effect of exchange rate changes on cash	208	7
Summary
Decrease in cash and cash equivalents	$(389)	$(1,268)
Cash and cash equivalents at beginning of year	6,607	8,577
Cash and cash equivalents at end of period	$6,218	$7,309

(1)	Presented in accordance with newly implemented ASU 2016-09. See Notes 1 and 2 to the Consolidated Financial Statements for additional information.

Cash Flows from Operating Activities
In the first six months of 2017, cash provided by operating activities decreased compared with the same period last year, primarily due to an increase in cash used for working capital requirements which was partially offset by decreased pension contributions.

Net Working Capital In millions	Jun 30, 2017		Dec 31, 2016
Current assets	$25,935		$23,659
Current liabilities	13,429		12,604
Net working capital	$12,506		$11,055
Current ratio	1.93	:1	1.88	:1

Net working capital increased from December 31, 2016 to June 30, 2017, primarily due to an increase in "Accounts and notes receivable" and "Inventories" which was partially offset by an increase in "Accounts payable."

Working Capital Ratios	Jun 30, 2017	Dec 31, 2016	Jun 30, 2016
Days-sales-outstanding-in-receivables	49	47	51
Days-sales-in-inventory	71	67	77

Days-sales-outstanding-in-receivables increased two days in the first six months of 2017. Days-sales-in-inventory increased four days in the first six months of 2017, as the Company built inventory levels ahead of planned maintenance turnaround activity.

Cash Flows from Investing Activities
In the first six months of 2017, cash used in investing activities was $1,753 million, reflecting capital expenditures and investments in and loans to nonconsolidated affiliates, primarily with Sadara. In the first six months of 2016, cash used in investing activities was $2,063 million, primarily due to capital expenditures, including U.S. Gulf Coast projects, a payment made into escrow for the settlement of the urethanes class action lawsuit, and investments in and loans to nonconsolidated affiliates, primarily with Sadara, which was partially offset by net cash acquired in the DCC Transaction.

Capital spending was $1,549 million in the first six months of 2017, compared with $1,817 million in the first six months of 2016. The Company expects capital spending in 2017 to be approximately $3.4 billion.

In the first six months of 2017, the Company loaned an additional $473 million to Sadara and converted $350 million of the loan balance into equity. The Company expects to loan approximately $270 million to Sadara during the remainder of 2017. All or a portion of the outstanding loans to Sadara could potentially be converted into equity in future periods.

Cash Flows from Financing Activities
In the first six months of 2017, cash used in financing activities decreased compared with the same period last year, primarily due to lower payments on long-term debt and the issuance of commercial paper.

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

The following table provides a reconciliation of free cash flow to "Cash provided by operating activities" for the six-month periods ended June 30, 2017 and 2016:

Reconciliation of Free Cash Flow to "Cash Provided by Operating Activities" In millions	Six Months Ended
	Jun 30, 2017	Jun 30, 2016
Cash provided by operating activities (1)	$1,815	$2,367
Capital expenditures	(1,549)	(1,817)
Free Cash Flow	$266	$550

(1)	Presented in accordance with newly implemented ASU 2016-09. See Notes 1 and 2 to the Consolidated Financial Statements for additional information.

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

Commercial Paper
Dow issues promissory notes under its U.S. and Euromarket commercial paper programs. The Company had $195 million of commercial paper outstanding at June 30, 2017 (zero at December 31, 2016). The Company maintains access to the commercial paper market at competitive rates.

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

Committed Credit Facilities
In the event Dow has short-term liquidity needs and is unable to issue commercial paper for any reason, Dow has the ability to access liquidity through its committed and available credit facilities, as summarized below:

Committed and Available Credit Facilities at June 30, 2017
In millions	Effective Date	Committed Credit	Available Credit	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility	March 2015	$5,000	$5,000	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2018	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	280	280	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	200	200	March 2020	Floating rate
Bilateral Revolving Credit Facility	May 2016	200	200	May 2018	Floating rate
Bilateral Revolving Credit Facility	July 2016	200	200	July 2018	Floating rate
Bilateral Revolving Credit Facility	August 2016	100	100	August 2018	Floating rate
DCC Term Loan Facility	February 2016	4,500	—	December 2019	Floating rate
Total Committed and Available Credit Facilities		$10,880	$6,380

In connection with the DCC Transaction, on May 31, 2016, Dow Corning incurred $4.5 billion of indebtedness under a certain third party credit agreement ("DCC Term Loan Facility"). Subsequent to the DCC Transaction, the Company guaranteed the obligations of Dow Corning under the DCC Term Loan Facility and, as a result, the covenants and events of default applicable to the DCC Term Loan Facility are substantially similar to the covenants and events of default set forth in the Company's Five Year Competitive Advance and Revolving Credit Facility. In the second quarter of 2017, Dow Corning exercised a 364-day extension option making amounts borrowed under the DCC Term Loan Facility repayable on May 29, 2018, and amended the DCC Term Loan Facility to include an additional 19-month extension option, at Dow Corning’s election, upon satisfaction of certain customary conditions precedent. Dow Corning intends to exercise the additional 19-month extension option on the DCC Term Loan Facility.

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

Debt
As Dow continues to maintain its strong balance sheet and financial flexibility, management is focused on net debt (a non-GAAP financial measure), as Dow believes this is the best representation of the Company’s financial leverage at this point in time. As shown in the following table, net debt is equal to total gross debt minus "Cash and cash equivalents." At June 30, 2017, net debt as a percent of total capitalization was 34.1 percent.

Total Debt In millions	Jun 30, 2017	Dec 31, 2016
Notes payable	$480	$272
Long-term debt due within one year	955	635
Long-term debt	20,072	20,456
Gross debt	$21,507	$21,363
Cash and cash equivalents	$6,218	$6,607
Net debt	$15,289	$14,756
Gross debt as a percent of total capitalization	42.1%	44.0%
Net debt as a percent of total capitalization	34.1%	35.1%

Dow's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. The Company's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of the Company's consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement equals or exceeds $500 million. The ratio of the Company's consolidated indebtedness to consolidated capitalization as defined in the Five Year Competitive Advance and Revolving Credit Facility Agreement was
0.41 to 1.00 at June 30, 2017. Management believes the Company was in compliance with all of its covenants and default provisions at June 30, 2017. For information on Dow's covenants and default provisions, see Note 17 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Dividends
On May 10, 2017, the Board of Directors announced the declaration of a quarterly dividend of $0.46 per share, payable July 28, 2017, to stockholders of record on June 30, 2017. On July 13, 2017, the Board of Directors announced the declaration of a quarterly dividend of $0.46 per share, payable October 2, 2017, to stockholders of record on July 31, 2017. Since 1912, the Company has maintained or increased the amount of the quarterly dividend, adjusted for stock splits, with the exception of February 12, 2009. During this 106-year period, Dow has increased the amount of the quarterly dividend 52 times (approximately 12 percent of the time), reduced the dividend once and maintained the amount of the quarterly dividend approximately 88 percent of the time.

Share Repurchase Program
On February 13, 2013, the Board of Directors approved a share buy-back program, authorizing up to $1.5 billion to be spent on the repurchase of the Company's common stock over a period of time. On January 29, 2014, the Board of Directors announced an expansion of the Company's share buy-back authorization, authorizing an additional amount not to exceed $3 billion to be spent on the repurchase of the Company's common stock over a period of time. On November 12, 2014, the Board of Directors announced a new $5 billion tranche to its share buy-back program. As a result of these actions, the total authorized amount of the share repurchase program is $9.5 billion. At June 30, 2017, approximately $1.4 billion of the share buy-back program authorization remained available for additional repurchases.

For additional information related to the share repurchase program, see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pension Plans
The Company has defined benefit pension plans in the United States and a number of other countries. The Company's funding policy is to contribute to the plans when pension laws and/or economics either require or encourage funding. In the second quarter of 2017, the Company increased its estimate and expects to contribute approximately $520 million to its pension plans in 2017. For additional information regarding the Company's pension plans, see Notes 14 and 18 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Restructuring
The activities related to the 2015 and 2016 restructuring programs are expected to result in additional cash expenditures of approximately $120 million, primarily through June 30, 2018, related to severance costs and costs associated with exit and disposal activities, including environmental remediation (see Note 3 to the Consolidated Financial Statements). The Company expects to incur additional costs in the future related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations, and to ensure competitiveness across its businesses and geographic areas. Future costs are expected to include demolition costs related to closed facilities and restructuring plan implementation costs; these costs will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

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

The following table represents the Company's long-term debt obligations and expected cash requirements for interest at June 30, 2017, reflecting the extension option of the DCC Term Loan facility which was exercised in the second quarter of 2017. Additional information related to these obligations can be found in Note 12 to the Consolidated Financial Statements.

Contractual Obligations at June 30, 2017	Payments Due by Year
In millions	2017	2018	2019	2020	2021	2022 and beyond	Total
Long-term debt – current and noncurrent (1)	$535	$749	$6,929	$1,828	$1,559	$9,792	$21,392
Expected cash requirements for interest (2)	500	1,004	896	793	611	6,740	10,544
Total	$1,035	$1,753	$7,825	$2,621	$2,170	$16,532	$31,936

(1)	Excludes unamortized debt discount and issuance costs of $365 million. Includes $292 million of capital lease obligations.

(2)	Cash requirements for interest was calculated using current interest rates at June 30, 2017, and includes approximately $5,163 million of various floating rate notes.

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

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. The Company had outstanding guarantees at June 30, 2017 of $5,884 million, down from $6,043 million at December 31, 2016.

Additional information related to guarantees can be found in the “Guarantees” section of Note 10 to the Consolidated Financial Statements.

Fair Value Measurements
See Note 8 for additional information concerning fair value measurements, including the Company's interest held in trade receivable conduits.

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

Asbestos-Related Claim Activity	2017	2016
Claims unresolved at January 1	16,141	18,778
Claims filed	3,644	4,220
Claims settled, dismissed or otherwise resolved	(3,875)	(3,926)
Claims unresolved at June 30	15,910	19,072
Claimants with claims against both UCC and Amchem	(5,648)	(6,947)
Individual claimants at June 30	10,262	12,125

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

Inherent in Dow’s business is exposure to price changes for several commodities. Some exposures can be hedged effectively through liquid tradable financial instruments. Natural gas and crude oil, along with feedstocks for ethylene and propylene production, constitute the main commodity exposures. Over-the-counter and exchange traded instruments are used to hedge these risks, when feasible.

Dow uses value-at-risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Company is a variance/covariance model. This model uses a 97.5 percent confidence level and includes at least one year of historical data. The June 30, 2017, 2016 year-end and 2016 average daily VAR for the aggregate of all positions are shown below. These amounts are immaterial relative to the total equity of the Company.

Total Daily VAR by Exposure Type		2016
In millions	At Jun 30, 2017	Year-end	Average
Commodities	$39	$24	$23
Equity securities	$14	$17	$16
Foreign exchange	$43	$28	$9
Interest rate	$76	$82	$90
Composite	$172	$151	$138

The Company’s daily VAR for the aggregate of all positions increased from a composite VAR of $151 million at December 31, 2016, to a composite VAR of $172 million at June 30, 2017. Commodities and foreign exchange VAR increased due to an increase in long-term managed exposures. Equity securities VAR decreased due to a decline in equity volatility. The interest rate VAR decreased due to a drop in yield volatility. See Note 11 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, for further disclosure regarding market risk.

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

The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred during the second quarter of 2017. For a current status of this matter, see Note 10 to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

Environmental Matters
On August 17, 2016, Dow Corning Corporation ("Dow Corning") received notification from the Kentucky Department for Environmental Protection of their intent to assess a civil penalty for alleged air violations at Dow Corning's Carrollton, Kentucky, manufacturing facility. Effective June 30, 2017, Dow Corning resolved this matter with the Commonwealth of Kentucky Energy and Environment Cabinet and agreed to pay a $50,000 civil penalty and fund the purchase of a photochemical assessment monitoring system as a supplemental environmental project at a cost of no less than $180,000.

ITEM 1A.  RISK FACTORS
There were no material changes in the Company's risk factors in the second quarter of 2017.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended June 30, 2017:

Issuer Purchases of Equity Securities		Average price paid per share	Total number of shares purchased as part of the Company's publicly announced share repurchase program (1)	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program (1) (In Millions)
Period	Total number of shares purchased
April 2017	—	$—	—	$1,396
May 2017	—	$—	—	$1,396
June 2017	—	$—	—	$1,396
Second quarter 2017	—	$—	—	$1,396

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

The Dow Chemical Company and Subsidiaries Trademark Listing

®™ DOW, DOW SEMENTES, ELITE, STYROFOAM are trademarks of The Dow Chemical Company ("Dow") or an affiliated company of Dow.

®™ ENLIST, ISOCLAST, MORGAN are trademarks of Dow AgroSciences LLC.

®™ SAFECHEM is a trademark of SAFECHEM Europe GmbH.

The Dow Chemical Company and Subsidiaries Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOW CHEMICAL COMPANY
Registrant
Date: July 27, 2017

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