Form 10-Q
period 2017-09-30
DOW CHEMICAL CO /DE/
filed 2017-11-06
CIK 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2017

or

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
☐  Yes    ☑ No

At September 30, 2017, 100 shares of common stock were outstanding, all of which were held by the registrant's parent, DowDuPont Inc.

The registrant meets the conditions set forth in General Instructions H(l)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

The Dow Chemical Company
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2017

The Dow Chemical Company and Subsidiaries

Throughout this Quarterly Report on Form 10-Q, except as otherwise noted by the context, the terms “Company” or “Dow” used herein mean The Dow Chemical Company and its consolidated subsidiaries. Effective August 31, 2017, the Company completed the all-stock merger of equals transaction with E. I. du Pont de Nemours and Company (“DuPont”) (the “Merger Transaction”) and each of Dow and DuPont became subsidiaries of DowDuPont. For more information, please see each of DowDuPont’s, Dow’s and DuPont’s latest annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, as the case may be, and the joint proxy statement/prospectus included in the registration statement on Form S-4 filed by DowDuPont with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2016 (File No. 333-209869), as last amended on June 7, 2016, and declared effective by the SEC on June 9, 2016 (the “Registration Statement”) in connection with the Merger Transaction.

FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In this context, forward-looking statements often address expected future business and financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “expect,” “intend,” “plan,” “seek,” “see,” “target,” “will,” “would,” similar expressions, and variations or negatives of these words. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and are not guarantees of future performance and are based on certain assumptions and expectations of future events which may not be realized. Forward-looking statements also involve risks and uncertainties, many of which are beyond the Company’s and DowDuPont’s control. A detailed discussion of some of the significant risks and uncertainties which may cause actual results and events to differ materially from the forward-looking statements is included in the section titled “Risk Factors” (Part II, Item 1A of this Form 10-Q) and in the Registration Statement.

Some of the important risks associated with the Merger Transaction and the intended separation of DowDuPont’s material science business under the Dow brand as well as the intended separation of DowDuPont’s agriculture and specialty products businesses in one or more tax efficient transactions on anticipated terms (the “Intended Business Separations”) that could cause Dow’s actual results to differ materially from those projected in any such forward-looking statements include, but are not limited to: (i) successful integration of the respective agriculture, materials science and specialty products businesses of Dow and DuPont, including anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, productivity actions, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the combined operations; (ii) achievement of the anticipated synergies by DowDuPont’s agriculture, materials science and specialty products businesses; (iii) risks associated with the Intended Business Separations, including portfolio changes and anticipated timing; (iv) the risk that disruptions from the Intended Business Separations will harm Dow’s business (either directly or indirectly in connection with disruptions to DowDuPont or DuPont), including current plans and operations; and (v) potential adverse reactions or changes to business relationships resulting from the completion of the Merger Transaction or the Intended Business Separations. The list of factors presented here is, and the list of factors presented in the Registration Statement are, representative and unlisted factors may present significant additional obstacles to the realization of forward-looking statements.

Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on Dow’s consolidated financial condition, results of operations, credit rating or liquidity. Neither Dow nor DowDuPont assumes any obligation to publicly provide revisions or updates to any forward-looking statements whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Net Sales	$13,633	$12,483	$40,697	$35,138
Cost of sales	10,666	9,840	31,626	27,066
Research and development expenses	406	399	1,227	1,159
Selling, general and administrative expenses	723	738	2,201	2,166
Amortization of intangibles	155	162	467	387
Restructuring and asset related charges - net	139	—	126	452
Integration and separation costs	283	127	528	228
Equity in earnings of nonconsolidated affiliates	156	70	406	191
Sundry income (expense) - net	268	22	144	1,369
Interest expense and amortization of debt discount	256	220	701	629
Income Before Income Taxes	1,429	1,089	4,371	4,611
Provision for income taxes	624	271	1,292	291
Net Income	805	818	3,079	4,320
Net income attributable to noncontrolling interests	22	14	87	54
Net Income Attributable to The Dow Chemical Company	783	804	2,992	4,266
Preferred stock dividends	—	85	—	255
Net Income Available for The Dow Chemical Company Common Stockholder	$783	$719	$2,992	$4,011

Depreciation	$598	$573	$1,710	$1,540
Capital Expenditures	$660	$1,060	$2,209	$2,877
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Net Income	$805	$818	$3,079	$4,320
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	(51)	8	(43)	42
Cumulative translation adjustments	193	83	819	325
Pension and other postretirement benefit plans	105	93	308	640
Derivative instruments	32	(20)	(57)	(21)
Total other comprehensive income	279	164	1,027	986
Comprehensive Income	1,084	982	4,106	5,306
Comprehensive income attributable to noncontrolling interests, net of tax	28	35	121	103
Comprehensive Income Attributable to The Dow Chemical Company	$1,056	$947	$3,985	$5,203
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Sep 30, 2017	Dec 31, 2016
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2017: $115; 2016: $75)	$8,394	$6,607
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2017: $125; 2016: $110)	5,174	4,666
Other	5,214	4,312
Inventories	8,477	7,363
Other current assets	773	711
Total current assets	28,032	23,659
Investments
Investment in nonconsolidated affiliates	3,975	3,747
Other investments (investments carried at fair value - 2017: $1,408; 2016: $1,959)	2,400	2,969
Noncurrent receivables	657	708
Total investments	7,032	7,424
Property
Property	60,204	57,438
Less accumulated depreciation	35,887	33,952
Net property (variable interest entities restricted - 2017: $925; 2016: $961)	24,317	23,486
Other Assets
Goodwill	15,485	15,272
Other intangible assets (net of accumulated amortization - 2017: $4,901; 2016: $4,295)	5,752	6,026
Deferred income tax assets	2,507	3,079
Deferred charges and other assets	804	565
Total other assets	24,548	24,942
Total Assets	$83,929	$79,511
Liabilities and Equity
Current Liabilities
Notes payable	$584	$272
Long-term debt due within one year	578	635
Accounts payable:
Trade	4,857	4,519
Other	2,988	2,097
Income taxes payable	595	600
Accrued and other current liabilities	5,373	4,481
Total current liabilities	14,975	12,604
Long-Term Debt (variable interest entities nonrecourse - 2017: $310; 2016: $330)	20,004	20,456
Other Noncurrent Liabilities
Deferred income tax liabilities	899	923
Pension and other postretirement benefits - noncurrent	10,398	11,375
Asbestos-related liabilities - noncurrent	1,266	1,364
Other noncurrent obligations	6,116	5,560
Total other noncurrent liabilities	18,679	19,222
Stockholders’ Equity
Common stock (2017: authorized and issued 100 shares of $0.01 par value each; 2016: authorized 1,500,000,000 shares of $2.50 par value each; issued:1,242,794,836 shares)	—	3,107
Additional paid-in capital	6,433	4,262
Retained earnings	31,636	30,338
Accumulated other comprehensive loss	(8,795)	(9,822)
Unearned ESOP shares	(192)	(239)
Treasury stock at cost (2017: zero shares; 2016: 31,661,501 shares)	—	(1,659)
The Dow Chemical Company’s stockholders’ equity	29,082	25,987
Noncontrolling interests	1,189	1,242
Total equity	30,271	27,229
Total Liabilities and Equity	$83,929	$79,511
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
In millions (Unaudited)	Sep 30, 2017	Sep 30, 2016
Operating Activities
Net Income	$3,079	$4,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,318	2,067
Provision (credit) for deferred income tax	387	(990)
Earnings of nonconsolidated affiliates less than dividends received	194	341
Net periodic pension benefit cost	334	312
Pension contributions	(444)	(567)
Net gain on sales of assets, businesses and investments	(474)	(179)
Net gain on step acquisition of nonconsolidated affiliate	—	(2,445)
Restructuring and asset related charges - net	126	452
Other net loss	296	300
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(2,241)	(1,435)
Proceeds from interests in trade accounts receivable conduits	939	882
Inventories	(1,175)	(39)
Accounts payable	1,207	1,031
Other assets and liabilities - net	233	(331)
Cash provided by operating activities	4,779	3,719
Investing Activities
Capital expenditures	(2,209)	(2,877)
Investment in gas field developments	(98)	(81)
Construction of assets pending sale / leaseback	—	(12)
Proceeds from sale / leaseback of assets	—	32
Purchases of previously leased assets	(2)	—
Payment into escrow account	(130)	(835)
Distribution from escrow account	130	835
Proceeds from sales of property and businesses, net of cash divested	521	217
Acquisitions of property and businesses, net of cash acquired	(31)	(187)
Cash acquired in step acquisition of nonconsolidated affiliate	—	1,050
Investments in and loans to nonconsolidated affiliates	(694)	(831)
Distributions and loan repayments from nonconsolidated affiliates	54	10
Proceeds from sale of ownership interests in nonconsolidated affiliates	64	—
Purchases of investments	(450)	(426)
Proceeds from sales and maturities of investments	1,039	607
Cash used in investing activities	(1,806)	(2,498)
Financing Activities
Changes in short-term notes payable	365	(69)
Proceeds from issuance of long-term debt	—	32
Payments on long-term debt	(550)	(523)
Purchases of treasury stock	—	(416)
Proceeds from issuance of parent company stock	21	—
Proceeds from sales of common stock	423	320
Employee taxes paid for share-based payment arrangements	(89)	(65)
Distributions to noncontrolling interests	(58)	(85)
Purchases of noncontrolling interests	—	(202)
Dividends paid to stockholders	(1,621)	(1,782)
Other financing activities - net	—	(2)
Cash used in financing activities	(1,509)	(2,792)
Effect of Exchange Rate Changes on Cash	323	26
Summary
Increase (decrease) in cash and cash equivalents	1,787	(1,545)
Cash and cash equivalents at beginning of period	6,607	8,577
Cash and cash equivalents at end of period	$8,394	$7,032
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

In millions (Unaudited)	Preferred Stock	Common Stock	Add'l Paid in Capital	Retained Earnings	Accum Other Comp Loss	Unearned ESOP	Treasury Stock	Non-controlling Interests	Total Equity
2016
Balance at Jan 1, 2016	$4,000	$3,107	$4,936	$28,425	$(8,667)	$(272)	$(6,155)	$809	$26,183
Net income available for The Dow Chemical Company common stockholders	—	—	—	4,011	—	—	—	—	4,011
Other comprehensive income (loss)	—	—	—	—	986	—	—	—	986
Dividends	—	—	—	(1,531)	—	—	—	—	(1,531)
Common stock issued/sold	—	—	320	—	—	—	606	—	926
Stock-based compensation and allocation of ESOP shares	—	—	(340)	—	—	46	—	—	(294)
Impact of noncontrolling interests	—	—	—	—	—	—	—	505	505
Treasury stock purchases	—	—	—	—	—	—	(416)	—	(416)
Other	—	—	—	(21)	—	—	—	—	(21)
Balance at Sep 30, 2016	$4,000	$3,107	$4,916	$30,884	$(7,681)	$(226)	$(5,965)	$1,314	$30,349
2017
Balance at Jan 1, 2017	$—	$3,107	$4,262	$30,338	$(9,822)	$(239)	$(1,659)	$1,242	$27,229
Net income available for The Dow Chemical Company common stockholder	—	—	—	2,992	—	—	—	—	2,992
Other comprehensive income (loss)	—	—	—	—	1,027	—	—	—	1,027
Dividends	—	—	—	(1,673)	—	—	—	—	(1,673)
Common stock issued/sold	—	—	423	—	—	—	724	—	1,147
Issuance of parent company stock	—	—	21	—	—	—	—	—	21
Stock-based compensation and allocation of ESOP shares	—	—	(443)	—	—	47	—	—	(396)
Impact of noncontrolling interests	—	—	—	—	—	—	—	(53)	(53)
Merger impact	—	(3,107)	2,172	—	—	—	935	—	—
Other	—	—	(2)	(21)	—	—	—	—	(23)
Balance at Sep 30, 2017	$—	$—	$6,433	$31,636	$(8,795)	$(192)	$—	$1,189	$30,271
See Notes to the Consolidated Financial Statements.

(Unaudited)	The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 1. Financial Statements Notes to the Consolidated Financial Statements

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

Effective August 31, 2017, pursuant to the merger of equals transaction contemplated by the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017, Dow and E. I. du Pont de Nemours and Company ("DuPont") each merged with subsidiaries of DowDuPont Inc. ("DowDuPont") and, as a result, Dow and DuPont became subsidiaries of DowDuPont (the "Merger"). In accordance with the accounting guidance for earnings per share, the presentation of earnings per share is not required in financial statements of wholly owned subsidiaries. See Note 3 for additional information on the Merger.

Beginning September 1, 2017, transactions between DowDuPont, Dow and DuPont and their affiliates are reflected in these consolidated financial statements and will be disclosed as related party transactions, when material. Transactions between Dow and DuPont primarily consist of the sale and procurement of certain feedstocks and raw materials that are consumed in each company's manufacturing process. Transactions with DuPont during the month of September 2017 were not material to the consolidated financial statements.

Effective with the Merger, Dow’s business activities are components of its parent company’s business operations. Dow’s business activities, including the assessment of performance and allocation of resources, will be reviewed and managed by DowDuPont. Information used by the chief operating decision maker of Dow relates to the Company in its entirety. Accordingly, there are no separate reportable business segments for the Company under Accounting Standards Codification ("ASC") Topic 280 “Segment Reporting” and the Company’s business results are reported in this Form 10-Q as a single operating segment.

Significant Accounting Policy Updates
The Company's significant accounting policies were updated as a result of the Merger. See Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for information on the Company's significant accounting policies.

Update to the Income Taxes Significant Accounting Policy
Effective with the Merger, the Company and DuPont are subsidiaries of DowDuPont. The Company is included in DowDuPont's consolidated tax groups and related income tax returns within certain jurisdictions. The Company will continue to record a separate tax liability for its share of the taxable income and tax attributes and obligations on DowDuPont’s consolidated income tax returns following a formula consistent with the economic sharing of tax attributes and obligations. Dow and DuPont compute the amount due to DowDuPont for their share of taxable income and tax attributes and obligations on DowDuPont’s consolidated tax return. The amounts reported as income tax payable or receivable represent the Company’s payment obligation (or refundable amount) to DowDuPont based on a theoretical tax liability calculated based on the methodologies agreed, elected or required in each combined or consolidated filing jurisdiction.

Integration and Separation Costs
The Company classifies expenses related to the Merger and the ownership restructure of Dow Corning Corporation ("Dow Corning") as "Integration and separation costs" in the consolidated statements of income. Merger-related costs include: costs incurred to prepare for and close the Merger, post-Merger integration expenses and costs incurred to prepare for the separation of the Company’s agriculture business, specialty products business and materials science business. The Dow Corning related-costs include: costs incurred to prepare for and close the ownership restructure, as well as integration expenses. These costs primarily consist of financial advisor, information technology, legal, accounting, consulting and other professional advisory fees associated with preparation and execution of these activities.

Adoption of Accounting Standards Update ("ASU") 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting"
In the first quarter of 2017, the Company adopted ASU 2016-09 and elected to apply changes on a retrospective basis to the consolidated statements of cash flows related to the classification of excess tax benefits and employee taxes paid for share-based payment arrangements. See Note 2 for additional information. A summary of the changes made to the consolidated statements of cash flows for the nine months ended September 30, 2016, is included in the following table:

Summary of Changes to the Consolidated Statements of Cash Flows	Nine Months Ended
	Sep 30, 2016
In millions	As Filed	Updated
Operating Activities
Excess tax benefits from share-based payment arrangements	$(39)	$—
Other assets and liabilities - net	$455	$520
Cash provided by operating activities	$3,615	$3,719
Financing Activities
Excess tax benefits from share-based payment arrangements	$39	$—
Employee taxes paid for share-based payment arrangements	$—	$(65)
Cash used in financing activities	$(2,688)	$(2,792)

Changes in Financial Statement Presentation
As a result of the Merger, certain reclassifications of prior period amounts have been made to improve comparability and conform to the presentation that will be adopted for DowDuPont. Presentation changes were made to the consolidated statements of income, consolidated balance sheets, consolidated statements of cash flows and consolidated statements of equity. In addition, certain reclassifications of prior year's data have been made in the notes to the Consolidated Financial Statements to conform to the current period presentation.

The changes to the financial statements are summarized as follows:

Consolidated Statements of Income
Costs associated with integration and separation activities are now separately reported as “Integration and separation costs” and have been reclassified from “Cost of sales” and “Selling, general and administrative expenses.” In addition, “Interest income” has been reclassified to “Sundry income (expense) - net.” A summary of the changes made to the consolidated statements of income is as follows:

Summary of Changes to the Consolidated Statements of Income	Three Months Ended		Nine Months Ended
	Sep 30, 2016	Sep 30, 2016	Sep 30, 2016	Sep 30, 2016
In millions	As Filed	Updated	As Filed	Updated
Cost of sales	$9,841	$9,840	$27,067	$27,066
Selling, general and administrative expenses	$864	$738	$2,393	$2,166
Integration and separation costs	$—	$127	$—	$228
Sundry income (expense) - net	$(4)	$22	$1,305	$1,369
Interest income	$26	$—	$64	$—

Consolidated Balance Sheets
The Company reclassified “Dividends payable” to “Accrued and other current liabilities” and the current portion of deferred revenue has been reclassified from “Accounts payable - Other” to “Accrued and other current liabilities.” In addition, certain derivative assets have been reclassified from “Accounts and notes receivable - Other” to “Other current assets” and certain derivative liabilities have been reclassified from “Accounts payable - Other” to “Accrued and other current liabilities.” A summary of the changes made to the consolidated balance sheets is as follows:

Summary of Changes to the Consolidated Balance Sheets	Dec 31, 2016
In millions	As Filed	Updated
Accounts and notes receivable - Other	$4,358	$4,312
Other current assets	$665	$711
Accounts payable - Other	$2,401	$2,097
Dividends payable	$508	$—
Accrued and other current liabilities	$3,669	$4,481

Consolidated Statements of Cash Flows
A summary of the changes made to the consolidated statements of cash flows is as follows:

Summary of Changes to the Consolidated Statements of Cash Flows	Nine Months Ended
	Sep 30, 2016
In millions	As Filed	Updated
Operating Activities
Net periodic pension benefit cost	$—	$312
Net gain on sales of assets, businesses and investments	$—	$(179)
Net gain on sales of investments	$(97)	$—
Net gain on sales of property, businesses and consolidated companies	$(82)	$—
Other net loss	$97	$300
Accounts payable	$695	$1,031
Other assets and liabilities - net [1]	$520	$(331)
Financing Activities
Transaction financing, debt issuance and other costs	$(2)	$—
Other financing activities - net	$—	$(2)
1. As updated for ASU 2016-09.

Consolidated Statements of Equity
A summary of the changes made to the consolidated statements of equity is as follows:

Summary of Changes to the Consolidated Statements of Equity	Nine Months Ended
	Sep 30, 2016
In millions	As Filed	Updated
Dividend equivalents on participating securities	$(21)	$—
Other	$—	$(21)

Prior to the Merger, the Company declared dividends of $1.38 per share for the nine months ended September 30, 2017 ($1.38 per share for the nine months ended September 30, 2016). Effective with the Merger, Dow no longer has publicly traded common stock. Dow's common shares are owned solely by its parent company, DowDuPont. As a result, the Company’s Board of Directors will review and determine on a periodic basis whether or not there will be a dividend distribution to DowDuPont.

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

Accounting Guidance Issued But Not Adopted at September 30, 2017
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," issued in August 2015, revised the effective date for this ASU to annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09.

In May 2014, the FASB and International Accounting Standards Board formed The Joint Transition Resource Group for Revenue Recognition ("TRG"), consisting of financial statement preparers, auditors and users, to seek feedback on potential issues related to the implementation of the new revenue standard. As a result of feedback from the TRG, the FASB issued additional guidance to provide clarification, implementation guidance and practical expedients to address some of the challenges of implementation. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which is an amendment on assessing whether an entity is a principal or an agent in a revenue transaction. This amendment addresses issues to clarify the principal versus agent assessment and lead to more consistent application. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," which contains amendments to the new revenue recognition standard on identifying performance obligations and accounting for licenses of intellectual property. The amendments related to identifying performance obligations clarify when a promised good or service is separately identifiable and allows entities to disregard items that are immaterial in the context of a contract. The licensing implementation amendments clarify how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether revenue is recognized over time or at a point in time. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," which provides clarity and implementation guidance on assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The new standards have the same effective date and transition requirements as ASU 2014-09.

The Company has a team in place to analyze ASU 2014-09 and the related ASU's across all revenue streams to evaluate the impact of the new standard on revenue contracts. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. The Company is completing contract evaluations and validating the results of applying the new revenue guidance. The Company is in the process of finalizing its accounting policies, drafting the new disclosures, quantifying the potential financial adjustment and completing its evaluation of the impact of the accounting and disclosure requirements on its business processes, controls and systems. Full implementation will be completed by the end of 2017. Based on analysis completed to date, the Company expects the potential impact on the recognition of revenue from product sales and licensing arrangements to remain substantially unchanged. The Company expects to adopt the new standard using the modified retrospective approach, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of retained earnings in the first quarter of 2018.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company will adopt the new guidance in the first quarter of 2018 and the adoption of this guidance will not have a material impact on the Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance requires that a lessee recognize assets and liabilities for leases with lease terms of more than twelve months and recognition, presentation and measurement in the financial statements will depend on its classification as a finance or operating lease. In addition, the new guidance will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. Lessor accounting remains largely unchanged from current U.S. GAAP but does contain some targeted improvements to align with the new revenue recognition guidance issued in 2014 (ASU 2014-09). The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, using a modified retrospective approach, and early adoption is permitted. The Company has a team in place to evaluate the new guidance and is in the process of implementing a software solution to facilitate the development of business processes and controls around leases to meet the new accounting and disclosure requirements upon adoption in the first quarter of 2019.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which addresses diversity in practice in how certain cash receipts and cash payments are presented and classified in the statements of cash flows with respect to eight specific cash flow issues. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The amendments should be applied using a retrospective transition method to each period presented, if practicable. Early adoption is permitted, including adoption in an interim period, and any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. All amendments must be adopted in the same period. A key provision in the new guidance will impact the presentation of proceeds from interests in trade accounts receivable conduits in the consolidated statements of cash flows and the Company is currently evaluating the impact of adopting this guidance in the first quarter of 2018.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the beginning of the period of adoption. Early adoption is permitted in the first interim period of an annual reporting period for which financial statements have not been issued. The Company will adopt the new guidance in the first quarter of 2018 and the adoption of this guidance will not have a material impact on the Consolidated Financial Statements.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)," which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows, and, as a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. An entity with a material balance of restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted and the new guidance must be applied retrospectively to all periods presented. The new guidance will change the presentation of restricted cash in the consolidated statements of cash flows and will be applied retrospectively in the first quarter of 2018.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment." The new guidance eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new guidance, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company is planning to early adopt the new guidance for the annual goodwill impairment tests that will be performed in the fourth quarter of 2017.

In February 2017, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets," which clarifies the scope of guidance on nonfinancial asset derecognition in ASC 610-20 and the accounting for partial sales of nonfinancial assets. The new guidance also conforms the derecognition guidance for nonfinancial assets with the model in the new revenue standard (ASU 2014-09). The new standard is effective for annual reporting periods, and interim periods within those fiscal years, beginning after December 15, 2017, and an entity is required to apply the amendments at the same time that it applies the amendments in ASU 2014-09. The Company is planning to apply the new guidance with the implementation of the new revenue standard in the first quarter of 2018.

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

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," which amends the hedge accounting recognition and presentation under ASC 815, with the objectives of improving the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities and simplifying the application of hedge accounting by preparers. The new standard expands the strategies eligible for hedge accounting, relaxes the timing requirements of hedge documentation and effectiveness assessments, and permits, in certain cases, the use of qualitative assessments on an ongoing basis to assess hedge effectiveness. The new guidance also requires new disclosures and presentation. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted in any interim or annual period after issuance of the ASU. Entities must adopt the new guidance by applying a modified retrospective approach to hedging relationships existing as of the adoption date. The Company is currently evaluating the impact of adopting this guidance.

NOTE 3 – MERGER WITH DUPONT
Effective August 31, 2017, Dow and DuPont completed the previously announced merger of equals transaction contemplated by the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017 (the "Merger Agreement"), by and among the Company, DuPont, DowDuPont, Diamond Merger Sub, Inc. and Orion Merger Sub, Inc. Pursuant to the Merger Agreement, (i) Diamond Merger Sub, Inc. was merged with and into Dow, with Dow surviving the merger as a subsidiary of DowDuPont (the "Diamond Merger") and (ii) Orion Merger Sub, Inc. was merged with and into DuPont, with DuPont surviving the merger as a subsidiary of DowDuPont (the "Orion Merger" and, together with the Diamond Merger, the "Mergers"). Following the consummation of the Mergers, each of Dow and DuPont became subsidiaries of DowDuPont (collectively, the "Merger"). Following the Merger, Dow and DuPont intend to pursue, subject to the receipt of regulatory approvals and approval by the board of directors of DowDuPont ("DowDuPont Board"), the separation of the combined company's agriculture business, specialty products business and materials science business through one or more tax-efficient transactions ("Intended Business Separations").

Additional information about the Merger is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, as well as in Current Reports on Form 8-K filed on December 11, 2015, March 31, 2017, August 4, 2017 and September 1, 2017.

Upon completion of the Diamond Merger, each share of common stock, par value $2.50 per share, of Dow ("Dow Common Stock") (excluding any shares of Dow Common Stock that were held in treasury immediately prior to the effective time of the Diamond Merger, which were automatically canceled and retired for no consideration) was converted into the right to receive one fully paid and non-assessable share of common stock, par value $0.01 per share, of DowDuPont ("DowDuPont Common Stock"). As provided in the Merger Agreement, at the effective time of the Mergers, (i) all options, deferred stock, performance deferred stock and other equity awards relating to shares of Dow Common Stock outstanding immediately prior to the effective time of the Mergers were generally automatically converted into options and deferred stock and other equity awards relating to shares of DowDuPont Common Stock after giving effect to appropriate adjustments to reflect the Mergers and otherwise generally on the same terms and conditions as applied under the applicable plans and award agreements immediately prior to the effective time of the Mergers. See Note 17 for additional information on the conversion of the equity awards.

In the third quarter of 2017, as a result of the Diamond Merger and the Merger, the Company recorded a reduction in "Treasury stock" of $935 million, a reduction in "Common stock" of $3,107 million and an increase in "Additional paid in capital" of $2,172 million. As of September 1, 2017, the Company has 100 shares of common stock issued and outstanding, par value $0.01 per share, owned solely by its parent, DowDuPont.

On August 31, 2017, following the Diamond Merger, Dow requested that the New York Stock Exchange ("NYSE") withdraw the shares of Dow Common Stock from listing on the NYSE and filed a Form 25 with the U.S. Securities and Exchange Commission ("SEC") to report that the shares of Dow Common Stock are no longer listed on the NYSE. The shares of Dow Common Stock were suspended from trading on the NYSE prior to the open of trading on September 1, 2017.

As a condition of the regulatory approval of the Merger, Dow and DuPont agreed to certain closing conditions, which are as follows:

•
Dow divested its global Ethylene Acrylic Acid ("EAA") copolymers and ionomers business to SK Global Chemical Co., Ltd., on September 1, 2017, as part of a divestiture commitment given to the European Commission ("EC") in connection with the EC's conditional approval of the Merger granted on March 27, 2017. See Note 4 for additional information on this transaction.

•
DuPont will divest its Cereal Broadleaf Herbicides and Chewing Insecticides portfolios as well as its Crop Protection research and development ("R&D") pipeline and organization (excluding seed treatment, nematicides, late-stage R&D programs and certain personnel needed to support marketed products and R&D programs that will remain with DuPont) (collectively, the "DuPont Divested Assets") as part of the EC's conditional approval granted on March 27, 2017. On March 31, 2017, in connection with these commitments, DuPont entered into an agreement with FMC Corporation ("FMC") whereby FMC will acquire the DuPont Divested Assets and DuPont will acquire FMC's Health and Nutrition business segment, excluding its Omega-3 products (the "H&N Business"). DuPont's transaction with FMC is expected to close in the fourth quarter of 2017, subject to the waiver or satisfaction of other customary closing conditions, including approval by the EC of FMC as the buyer of the DuPont Divested Assets and the receipt of other required regulatory approvals.

•
On May 2, 2017, Dow and DuPont announced that China's Ministry of Commerce ("MOFCOM") granted conditional regulatory approval for the companies' proposed merger of equals which includes commitments already made to the EC including DuPont's divestiture of the DuPont Divested Assets and Dow's divestiture of the EAA copolymers and ionomers business. In addition, Dow and DuPont have made commitments related to the supply and distribution in China of certain herbicide and insecticide ingredients and formulations for rice crops for five years after the closing of the Merger.

•
On May 17, 2017, Dow and DuPont announced that Brazil's Administrative Council for Economic Defense ("CADE") granted conditional regulatory approval of the companies' proposed merger of equals. CADE's approval is subject to Dow's divestment of a select portion of Dow AgroSciences' corn seed business in Brazil, including some seed processing plants and seed research centers, a copy of Dow AgroSciences' Brazilian corn germplasm bank, the MORGAN™ brand and a license for the use of the DOW SEMENTES™ brand for a certain period of time (collectively, the "Dow Divested Assets"), and is incremental to commitments already made to the EC, China and regulatory agencies in other jurisdictions. On July 11, 2017, Dow announced it had entered into a definitive agreement to sell the Dow Divested Assets to CITIC Agri Fund, subject to certain closing conditions. This transaction is expected to close in the fourth quarter of 2017.

•
On June 15, 2017, Dow and DuPont announced that a proposed agreement had been reached with the Antitrust Division of the United States Department of Justice that will permit the companies to proceed with the proposed merger of equals transaction. The proposed agreement was consistent with commitments already made to the EC.

In connection with DuPont's proposed transaction with FMC, on March 31, 2017 Dow and DuPont amended the Merger Agreement to, among other things, provide that DuPont cannot take certain specified actions to obtain regulatory approvals with respect to its acquisition of the H&N Business if those actions would reasonably be likely to result in the one-year loss of revenues to Dow, DuPont, DowDuPont, their subsidiaries or the H&N Business in excess of $350 million in the aggregate (based on fiscal year 2016 annual revenues). In addition, the amendment of the Merger Agreement also amended the form of bylaws for DowDuPont to reflect that Dow and DuPont currently intend that the first step in the Intended Business Separations process will be the spin-off of the materials science business (assuming that such sequencing would allow for the completion of all of the intended spin-offs within 18 months following closing of the Merger and would not adversely impact the value of the intended spin-off transaction to DowDuPont's shareholders).

On September 12, 2017, DowDuPont announced that the DowDuPont Board and management, with the assistance of independent advisors, completed their comprehensive review of the portfolio composition of the three intended independent companies. The DowDuPont Board unanimously concluded that, in light of knowledge gained since the announcement of the proposed merger of equals, certain targeted adjustments will be made between the materials science and specialty products businesses, which will enhance the competitive advantages of the intended resulting companies.

NOTE 4 – ACQUISITIONS AND DIVESTITURES
Merger Remedy - Divestiture of the Global EAA Copolymers and Ionomers Business
On February 2, 2017, as a condition of regulatory approval of the Merger, Dow announced it would divest its global EAA copolymers and ionomers business to SK Global Chemical Co., Ltd. The divestiture included production assets located in Freeport, Texas, and Tarragona, Spain, along with associated intellectual property and product trademarks. Under terms of the purchase agreement, SK Global Chemical Co., Ltd will honor certain customer and supplier contracts and other agreements. On September 1, 2017, the sale was completed for $296 million, net of working capital adjustments, costs to sell and other adjustments, with proceeds subject to customary post-closing adjustments.

In the third quarter of 2017, the Company recognized a pretax gain of $227 million on the sale, included in "Sundry income (expense) - net" in the consolidated statements of income.

EAA Copolymers and Ionomers Assets and Liabilities Divested on Sep 1, 2017
In millions
Current assets	$34
Net property	12
Goodwill	23
Net carrying value divested	$69

Merger Remedy - Divestiture of a Portion of Dow AgroSciences' Corn Seed Business
On July 11, 2017, as a condition of regulatory approval of the Merger, Dow announced it had entered into a definitive agreement with CITIC Agri Fund to sell a select portion of Dow AgroSciences' corn seed business in Brazil, including some seed processing plants and seed research centers, a copy of Dow AgroSciences' Brazilian corn germplasm bank, the MORGAN™ brand and a license for the use of the DOW SEMENTES™ brand for a certain period of time, for a purchase price of $1.1 billion. The sale is expected to close in the fourth quarter of 2017.

The Company evaluated the divestiture of the EAA copolymers and ionomers business and determined it did not represent a strategic shift that had a major effect on the Company’s operations and financial results and did not qualify as an individually significant component of the Company. The expected divestiture of a portion of Dow AgroSciences' corn seed business does not qualify as a component of the Company. As a result, these divestitures were not reported as discontinued operations.

Ownership Restructure of Dow Corning
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

In the second quarter of 2016, the Company recognized a non-taxable gain on the DCC Transaction of $2,445 million, net of closing costs and other comprehensive loss related to the Company's interest in Dow Corning. The gain was included in "Sundry income (expense) - net" in the consolidated statements of income. The Company also recognized a tax benefit of $141 million on the DCC Transaction in the second quarter of 2016, primarily due to the reassessment of a previously recognized deferred tax liability related to the basis difference in the Company’s investment in Dow Corning. See Notes 6, 12 and 20 for additional information.

Prior to June 2016, the Company’s 50 percent share of Dow Corning’s results of operations was reported in “Equity in earnings of nonconsolidated affiliates” in the consolidated statements of income. The results of the HSC Group continue to be treated as an equity method investment and are reported as “Equity in earnings of nonconsolidated affiliates” in the consolidated statements of income.

NOTE 5 – RESTRUCTURING AND ASSET RELATED CHARGES - NET
DowDuPont Cost Synergy Program
In September 2017, DowDuPont approved initial post-merger actions under the DowDuPont Cost Synergy Program (the "Synergy Program") which is designed to integrate and optimize the organization following the Merger and Intended Business Separations. In connection with the approved actions under the Synergy Program, the Company recorded a pretax restructuring charge for severance and related benefit costs of $139 million in the third quarter of 2017. The impact of this charge is shown as “Restructuring and asset related charges - net” in the consolidated statements of income. These actions are expected to be substantially completed by September 30, 2019. At September 30, 2017, severance of $19 million was paid, leaving a liability of $120 million.

Subsequent Event
On November 1, 2017, the Company approved restructuring actions in connection with the Synergy Program. Based on all actions approved to date under the Synergy Program, the Company expects to record total pretax restructuring charges of about $1.3 billion, comprised of approximately $525 million to $575 million of severance and related benefits costs; $400 million to $440 million of asset related charges, and $290 million to $310 million of costs related to contract terminations. Current estimated total pretax restructuring charges includes the $139 million pretax charge recorded in the third quarter of 2017, comprised of severance and related benefit costs. The Company expects to record pretax restructuring charges of approximately $900 million in the fourth quarter of 2017, with the remaining restructuring charges to be incurred by the end of 2019.

2016 Restructuring Plan
On June 27, 2016, the Board of Directors of the Company approved a restructuring plan that incorporated actions related to the ownership restructure of Dow Corning. These actions, aligned with Dow’s value growth and synergy targets, will result in a global workforce reduction of approximately 2,500 positions, with most of these positions resulting from synergies related to the ownership restructure of Dow Corning. These actions are expected to be substantially completed by June 30, 2018.

As a result of these actions, the Company recorded pretax restructuring charges of $449 million in the second quarter of 2016 consisting of severance and related benefit costs of $268 million, asset related charges and other of $153 million and costs associated with exit and disposal activities of $28 million. The impact of these charges is shown as "Restructuring and asset related charges - net" in the consolidated statements of income. The following table summarizes the activities related to the Company's 2016 restructuring reserve, which is included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets.

2016 Restructuring Activities	Severance and Related Benefit Costs	Costs Associated with Exit and Disposal Activities	Total
In millions
Reserve balance at Dec 31, 2016	$201	$27	$228
Cash payments	(59)	—	(59)
Reserve balance at Mar 31, 2017	$142	$27	$169
Adjustments to the reserve [1]	—	(3)	(3)
Cash payments	(51)	—	(51)
Reserve balance at Jun 30, 2017	$91	$24	$115
Cash payments	(31)	—	(31)
Reserve balance at Sep 30, 2017	$60	$24	$84

1.	Included in "Restructuring and asset related charges - net" in the consolidated statements of income.

Severance and Related Benefit Costs
The restructuring charge included severance and related benefit costs of $268 million for the separation of approximately 2,500 employees under the terms of the Company's ongoing benefit arrangements, primarily by June 30, 2018. At December 31, 2016, severance of $67 million was paid, leaving a liability of $201 million for approximately 1,700 employees. In the first nine months of 2017, severance of $141 million was paid, leaving a liability of $60 million for approximately 630 employees at September 30, 2017.

2015 Restructuring Plan
The 2015 restructuring activities were substantially completed at June 30, 2017, with remaining liabilities for severance and related benefit costs and costs associated with exit and disposal activities to be settled over time.

The following table summarizes adjustments made to the 2015 restructuring reserve for the three- and nine-month periods ended September 30, 2017 and 2016:

Adjustments to the 2015 Restructuring Reserve [1]	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Severance and related benefit credits	$—	$—	$(9)	$—
Asset related credits and other	$—	$(1)	$—	$(3)
Costs (credits) associated with exit and disposal activities	$—	$1	$(1)	$6

1.	Included in "Restructuring and asset related charges - net" in the consolidated statements of income.

Severance and Related Benefit Costs
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

NOTE 6 – SUPPLEMENTARY INFORMATION
The Company uses "Sundry income (expense) – net" to record a variety of income and expense items such as foreign exchange gains and losses, interest income, dividends from investments, gains and losses on sales of investments and assets, and certain litigation matters. For the three months ended September 30, 2017, "Sundry income (expense) - net" was income of $268 million (income of $22 million for the three months ended September 30, 2016). For the nine months ended September 30, 2017, "Sundry income (expense) - net" was income of $144 million (income of $1,369 million for the nine months ended September 30, 2016). The following table provides the most significant transactions recorded in "Sundry income (expense) – net" for the three- and nine-month periods ended September 30, 2017 and 2016.

Sundry Income (Expense) - Net	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Gain on divestiture of the EAA copolymers and ionomers business [1]	$227	$—	$227	$—
Foreign exchange losses	$(5)	$(37)	$(61)	$(102)
Interest income	$27	$26	$74	$64
Gain on sales of other assets and investments	$10	$45	$147	$130
Gain related to Nova patent infringement award [2]	$—	$—	$137	$—
Loss related to Bayer CropScience arbitration matter [2]	$—	$—	$(469)	$—
Gain on ownership restructure of Dow Corning [1]	$—	$—	$—	$2,445
Settlement of urethane matters class action lawsuit and opt-out cases [2]	$—	$—	$—	$(1,235)
Obligation related to the split-off of the chlorine value chain	$—	$(33)	$—	$(33)

1.	See Note 4 for additional information.

2.	See Note 13 for additional information.

Accrued and Other Current Liabilities
“Accrued and other current liabilities” were $5,373 million at September 30, 2017 and $4,481 million at December 31, 2016. Components of "Accrued and other current liabilities" that were more than 5 percent of total current liabilities were:

Accrued and Other Current Liabilities	Sep 30, 2017	Dec 31, 2016
In millions
Accrued payroll	$1,005	$1,105
Employee retirement plans [1]	$1,150	$364

1.	See Note 16 for additional information.

Other Noncurrent Obligations
The Company received $524 million in the third quarter of 2017 for advance payments from customers related to long-term ethylene supply agreements, of which $12 million was classified as "Accrued and other current liabilities" and $512 million was classified as "Other noncurrent obligations" in the consolidated balance sheets at September 30, 2017.

NOTE 7 – INCOME TAXES
As a result of the Merger and subsequent change in the Company's ownership, certain net operating loss carryforwards available for the Company’s consolidated German tax group were derecognized. In addition, the sale of stock between two consolidated subsidiaries in 2014 created a gain that was initially deferred for tax purposes. This deferred gain became taxable as a result of activities executed in anticipation of the intended separation of DowDuPont into three publicly traded companies. As a result, in the third quarter of 2017, the Company decreased “Deferred income tax assets” in the consolidated balance sheets and recorded a charge to “Provision for income taxes” in the consolidated statements of income of $267 million.

The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $239 million at September 30, 2017 and $231 million at December 31, 2016. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $213 million at September 30, 2017 and $223 million at December 31, 2016.

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

Interest and penalties associated with uncertain tax positions are recognized as components of "Provision for income taxes" in the consolidated statements of income and totaled a charge of $3 million for the three months ended September 30, 2017 (a benefit of $17 million for the three months ended September 30, 2016). During the nine months ended September 30, 2017, the Company recognized a charge of $7 million for interest and penalties (a charge of $73 million for the nine months ended September 30, 2016).

Each year the Company files hundreds of tax returns in the various national, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the tax authorities. Positions challenged by the tax authorities may be settled or appealed by the Company. As a result, there is an uncertainty in income taxes recognized in the Company’s financial statements in accordance with accounting for income taxes and accounting for uncertainty in income taxes. It is reasonably possible that changes to the Company’s global unrecognized tax benefits could be significant; however, due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made.

NOTE 8 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Sep 30, 2017	Dec 31, 2016
In millions
Finished goods	$4,966	$4,230
Work in process	1,911	1,510
Raw materials	977	853
Supplies	875	823
Total	$8,729	$7,416
Adjustment of inventories to a LIFO basis	(252)	(53)
Total inventories	$8,477	$7,363

NOTE 9 - PROPERTY
The following table provides a breakdown of property:

Property [1]	Estimated Useful Lives (Years)	Sep 30, 2017	Dec 31, 2016
In millions
Land and land improvements	0-25	$2,538	$2,524
Buildings	5-50	5,831	5,935
Machinery and equipment	3-25	40,615	38,499
Other property	3-50	5,218	4,380
Construction in progress	—	6,002	6,100
Total property		$60,204	$57,438

1.	Updated to conform with the presentation adopted for DowDuPont.

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the carrying amount of goodwill:

Goodwill
In millions
Net goodwill at Dec 31, 2016	$15,272
Sale of SKC Haas Display Films [1]	(34)
Divestiture of EAA Copolymers and Ionomers business [2]	(23)
Foreign currency impact	271
Other	(1)
Net goodwill at Sep 30, 2017	$15,485

1.	On June 30, 2017, the Company sold its ownership interest in the SKC Haas Display Films group of companies. See Note 15 for additional information.

2.	On September 1, 2017, the Company divested its global EAA copolymers and ionomers business to SK Global Chemical Co., Ltd. See Note 4 for additional information.

Effective with the Merger, the Company updated its reporting units to align with the level at which discrete financial information is available for review by management. A relative fair value method was used to reallocate goodwill for reporting units the composition of which had changed. The new reporting units are: Agriculture, Coatings & Performance Monomers, Construction Chemicals, Consumer Solutions, Electronics & Imaging, Energy Solutions, Hydrocarbons & Energy, Industrial Biosciences, Industrial Solutions, Nutrition & Health, Packaging and Specialty Plastics, Polyurethanes & CAV, Safety & Construction and Transportation & Advanced Polymers. At September 30, 2017, goodwill is carried by all of these reporting units.

As disclosed in Dow's 2016 Form 10-K, as part of its annual goodwill impairment testing the Company performed additional sensitivity analysis, the results of which indicated that the fair value of the Dow Coating Materials reporting unit (now part of Coatings & Performance Monomers) did not significantly exceed its carrying amount. The Company continued to monitor the performance of the Coatings & Performance Monomers reporting unit, as benchmarked against its long-term financial plan, and evaluates industry and company-specific circumstances which affect the financial results of this reporting unit, including customer consolidation, changes in demand growth in certain end-markets, fluctuations in sales growth in emerging geographies and results of new product launches. At September 30, 2017, the Company concluded that no events or changes in circumstances have occurred which would indicate that the fair value of the Coatings & Performance Monomers reporting unit has more likely than not been reduced below its carrying amount.

The long-term financial plan for the Coatings & Performance Monomers reporting unit, which underlies the above conclusion, contains numerous assumptions including, but not limited to: expected market growth rates; success of sales and marketing efforts; commercialization of innovation programs; benefit of cost reduction programs; availability of capital and expense resources to execute growth initiatives; impact of competitor actions; industry supply and demand balances; and, macroeconomic factors such as foreign currency exchange rates and interest rates. If the Coatings & Performance Monomers reporting unit does not achieve the financial performance that the Company expects, it is reasonably possible that an impairment of goodwill may result. An annual goodwill impairment test for the Coatings & Performance Monomers reporting unit will be completed during the fourth quarter of 2017. At September 30, 2017, the Coatings & Performance Monomers reporting unit had goodwill of $2,509 million.

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets [1]	Sep 30, 2017			Dec 31, 2016
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$3,259	$(1,594)	$1,665	$3,254	$(1,383)	$1,871
Software	1,398	(759)	639	1,336	(696)	640
Trademarks/tradenames	697	(552)	145	696	(503)	193
Customer-related	4,995	(1,844)	3,151	4,806	(1,567)	3,239
Other	243	(152)	91	168	(146)	22
Total other intangible assets with finite lives	$10,592	$(4,901)	$5,691	$10,260	$(4,295)	$5,965
In-process research and development ("IPR&D")	61	—	61	61	—	61
Total other intangible assets	$10,653	$(4,901)	$5,752	$10,321	$(4,295)	$6,026

1.	Prior year amounts have been updated to conform with the current year presentation.

In the second quarter of 2016, the Company wrote off $11 million of IPR&D as part of the 2016 restructuring charge. See Note 5 for additional information.

The following table provides information regarding amortization expense related to intangible assets:

Amortization Expense	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Other intangible assets, excluding software	$155	$162	$467	$387
Software, included in “Cost of sales”	$21	$18	$61	$55

Total estimated amortization expense for 2017 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
2017	$727
2018	$735
2019	$659
2020	$621
2021	$587
2022	$516

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

Interests Held	Sep 30, 2017	Dec 31, 2016
In millions
Carrying value of interests held	$1,839	$1,237
Percentage of anticipated credit losses	0.87%	0.36%
Impact to carrying value - 10% adverse change	$1	$1
Impact to carrying value - 20% adverse change	$2	$1

Credit losses, net of any recoveries, on receivables sold were insignificant for the three- and nine-month periods ended September 30, 2017 and 2016.

Following is an analysis of certain cash flows between the Company and the conduits:

Cash Proceeds	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Collections reinvested in revolving receivables	$6,295	$5,783	$18,027	$15,760
Interests in conduits [1]	$135	$129	$939	$882

1.	Presented in "Operating Activities" in the consolidated statements of cash flows.

Following is additional information related to the sale of receivables under these facilities:

Trade Accounts Receivable Sold	Sep 30, 2017	Dec 31, 2016
In millions
Delinquencies on sold receivables still outstanding	$128	$86
Trade accounts receivable outstanding and derecognized	$2,865	$2,257

NOTE 12 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable	Sep 30, 2017	Dec 31, 2016
In millions
Commercial paper	$249	$—
Notes payable to banks and other lenders	293	225
Notes payable to related companies	42	44
Notes payable trade	—	3
Total notes payable	$584	$272
Period-end average interest rates	4.12%	4.60%

Long-Term Debt	2017 Average Rate	Sep 30, 2017	2016 Average Rate	Dec 31, 2016
In millions
Promissory notes and debentures:
Final maturity 2017	9.80%	$3	6.06%	$442
Final maturity 2018	5.78%	339	5.78%	339
Final maturity 2019	8.55%	2,122	8.55%	2,122
Final maturity 2020	4.46%	1,547	4.46%	1,547
Final maturity 2021	4.71%	1,424	4.72%	1,424
Final maturity 2022	3.00%	1,252	3.00%	1,250
Final maturity 2023 and thereafter	5.99%	7,188	5.98%	7,199
Other facilities:
U.S. dollar loans, various rates and maturities	2.26%	4,580	1.60%	4,595
Foreign currency loans, various rates and maturities	3.12%	862	3.42%	882
Medium-term notes, varying maturities through 2025	3.86%	995	3.82%	1,026
Tax-exempt bonds, varying maturities through 2038	5.66%	343	5.66%	343
Capital lease obligations	—	281	—	295
Unamortized debt discount and issuance costs	—	(354)	—	(373)
Long-term debt due within one year [1]	—	(578)	—	(635)
Long-term debt	—	$20,004	—	$20,456

1.	Presented net of current portion of unamortized debt issuance costs.

Maturities of Long-Term Debt For Next Five Years at Sep 30, 2017 [1]
In millions
2017	$78
2018	$752
2019	$6,934
2020	$1,831
2021	$1,561
2022	$1,497

1.	Assumes the option to extend a term loan facility related to the DCC Transaction will be exercised.

2017 Activity
In the first nine months of 2017, the Company redeemed $436 million of 6.0 percent notes that matured on September 15, 2017, and $31 million aggregate principal amount of InterNotes at maturity. In addition, approximately $60 million of long-term debt was repaid by consolidated variable interest entities.

2016 Activity
In the first nine months of 2016, the Company redeemed $349 million of 2.5 percent notes that matured on February 15, 2016, and $52 million principal amount of InterNotes at maturity. In addition, approximately $72 million of long-term debt (net of $28 million of additional borrowings) was repaid by consolidated variable interest entities.

As part of the DCC Transaction, the fair value of debt assumed by Dow was $4,672 million and is reflected in the preceding long-term debt table.

Available Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at Sep 30, 2017
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

DCC Term Loan Facility
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

Debt Covenants and Default Provisions
There were no material changes to the debt covenants and default provisions related to the Company's outstanding long-term debt and primary, private credit agreements in the first nine months of 2017. For additional information on the Company's debt covenants and default provisions, see Note 17 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

NOTE 13 – COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At September 30, 2017, the Company had accrued obligations of $884 million for probable environmental remediation and restoration costs, including $155 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2016, the Company had accrued obligations of $909 million for probable environmental remediation and restoration costs, including $151 million for the remediation of Superfund sites.

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

Each quarter, Union Carbide reviews claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. Union Carbide also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of Union Carbide and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. Union Carbide's management considers all these factors in conjunction with the most recent Ankura study and determines whether a change in the estimate is warranted. Based on Union Carbide's review of 2017 activity, it was determined that no adjustment to the accrual was required at September 30, 2017.

Union Carbide’s asbestos-related liability for pending and future claims and defense and processing costs was $1,398 million at September 30, 2017, and approximately 15 percent of the recorded liability related to pending claims and approximately 85 percent related to future claims.

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

On October 16, 2015, Bayer filed a motion in U.S. District Court for the Eastern District of Virginia ("Federal District Court") seeking to confirm the arbitral award. DAS opposed the motion and filed separate motions to vacate the award, or in the alternative, to stay enforcement of the award until the USPTO issued final office actions with respect to the re-examination proceedings. On January 15, 2016, the Federal District Court denied DAS's motions and confirmed the award. DAS appealed the Federal District Court's decision. On March 1, 2017, the U.S. Court of Appeals for the Federal Circuit ("Federal Circuit") affirmed the arbitral award. As a result of this action, in the first quarter of 2017, the Company recorded a loss of $469 million, inclusive of the arbitral award and post-judgment interest, which is included in "Sundry income (expense) - net" in the consolidated statements of income. On March 31, 2017, DAS filed a combined petition for Rehearing or Rehearing En Banc with the Federal Circuit which was denied on May 12, 2017. On May 19, 2017, the Federal Circuit issued a mandate denying DAS's request to stay the arbitral award pending judicial review by the United States Supreme Court. On May 26, 2017, the Company paid the $469 million arbitral award to Bayer. On September 11, 2017, DAS filed a petition for writ of certiorari with the United States Supreme Court.

The Company continues to believe the arbitral award is fundamentally flawed in numerous respects because it (i) violates U.S. public policy prohibiting enforcement of invalid patents, (ii) manifestly disregards applicable law, and (iii) disregards unambiguous contract provisions and ignores the essence of the applicable contracts. The USPTO has now issued office actions rejecting the patentability of all four patents that Bayer asserted in the case. The Company is continuing to pursue its legal rights with respect to this matter.

The arbitral award and subsequent related judicial decisions will not impact DAS’s commercialization of its soybean and cotton seed products, including those containing the ENLIST™ technologies.

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

On December 13, 2016, the United States Civil Board of Contract Appeals unanimously ordered the United States government to pay the amounts stipulated in the settlement agreement. On January 17, 2017, the Company received a full indemnity payment of $131 million from the United States government for Dow's share of the class settlement. On January 26, 2017, the Company placed $130 million in an escrow account for the settlement payment owed to the plaintiffs. The funds were subsequently released from escrow as a result of the final judgment order. At September 30, 2017, there are no outstanding balances in the consolidated balance sheets related to this matter ($131 million included in "Accounts and notes receivable - Other" and $130 million included in "Accrued and other current liabilities" at December 31, 2016).

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

Breast Implant and Other Product Liability Claims
Under the Plan, a product liability settlement program administered by an independent claims office (the “Settlement Facility”) was created to resolve breast implant and other product liability claims. Product liability claimants rejecting the settlement program in favor of pursuing litigation must bring suit against a litigation facility (the “Litigation Facility”). Under the Plan, total payments committed by Dow Corning to resolving product liability claims are capped at a maximum $2,350 million net present value (“NPV”) determined as of the Effective Date using a discount rate of seven percent (approximately $3,716 million undiscounted at September 30, 2017). Of this amount, no more than $400 million NPV determined as of the Effective Date can be used to fund the Litigation Facility.

Dow Corning has an obligation to fund the Settlement Facility and the Litigation Facility over a 16-year period, commencing at the Effective Date. At September 30, 2017, Dow Corning and its insurers have made life-to-date payments of $1,762 million to the Settlement Facility and the Settlement Facility reported an unexpended balance of $138 million.

Dow Corning's liability for breast implant and other product liability claims ("Implant Liability") was $263 million at September 30, 2017 ($263 million at December 31, 2016), which is included in "Other noncurrent obligations" in the consolidated balance sheets. Dow Corning is not aware of circumstances that would change the factors used in estimating the Implant Liability and believes the recorded liability reflects the best estimate of the remaining funding obligations under the Plan; however, the estimate relies upon a number of significant assumptions, including: future claim filing levels in the Settlement Facility will be similar to those in the revised settlement program, which management uses to estimate future claim filing levels for the Settlement Facility; future acceptance rates, disease mix, and payment values will be materially consistent with historical experience; no material negative outcomes in future controversies or disputes over Plan interpretation will occur; and the Plan will not be modified. If actual outcomes related to any of these assumptions prove to be materially different, the future liability to fund the Plan may be materially different than the amount estimated. If Dow Corning was ultimately required to fund the full liability up to the maximum capped value, the liability would be $1,954 million at September 30, 2017.

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

In 2006, the U.S. Court of Appeals for the Sixth Circuit concluded that there is a general presumption that contractually specified default interest should be paid by a solvent debtor to unsecured creditors (the “Interest Rate Presumption”) and permitting Dow Corning’s Commercial Creditors to recover fees, costs, and expenses where allowed by the relevant loan agreements. The matter was remanded to the U.S. District Court for the Eastern District of Michigan ("District Court") for further proceedings, including rulings on the facts surrounding specific claims and consideration of any equitable factors that would preclude the application of the Interest Rate Presumption. On May 10, 2017, the District Court entered a stipulated order resolving pending discovery motions and established a discovery schedule for the Commercial Creditors matter. As a result, Dow Corning and its third party consultants conducted further analysis of the Commercial Creditors claims and defenses. This analysis indicated the estimated remaining liability to Commercial Creditors to be within a range of $77 million to $260 million. No single amount within the range appeared to be a better estimate than any other amount within the range. Therefore, Dow Corning recorded the minimum liability within the range, which resulted in a decrease to the Commercial Creditor liability of $33 million in the second quarter of 2017, which was included in "Sundry income (expense) - net" in the consolidated statements of income. At September 30, 2017, the liability related to Dow Corning’s potential obligation to pay additional interest to Commercial Creditors in the Chapter 11 Proceeding was $77 million and is included in "Accrued and other current liabilities" in the consolidated balance sheets ($108 million at December 31, 2016). The actual amount of interest that will be paid to these creditors is uncertain and will ultimately be resolved through continued proceedings in the District Court.

Indemnifications
In connection with the June 1, 2016 ownership restructure of Dow Corning, the Company is indemnified by Corning for 50 percent of future losses associated with certain pre-closing liabilities, including the Implant Liability and Commercial Creditors matters described above, subject to certain conditions and limits. The maximum amount of indemnified losses which may be recovered are subject to a cap that declines over time. Indemnified losses are capped at (1) $1.5 billion until May 31, 2018, (2) $1 billion between May 31, 2018 and May 31, 2023, and (3) no recoveries are permitted after May 31, 2023. No indemnification assets were recorded at September 30, 2017 or December 31, 2016.

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

On April 19, 2017, the Federal Court issued a Public Judgment in the damages phase, which detailed its conclusions on how to calculate the profits to be awarded to Dow. Dow and Nova submitted their respective calculations of the damages to the Federal Court in May 2017. On June 29, 2017, the Federal Court issued a Confidential Supplemental Judgment, concluding that Nova must pay $645 million Canadian dollars (equivalent to $495 million U.S. dollars) to Dow, plus pre- and post-judgment interest, for which Dow received payment of $501 million from Nova on July 6, 2017. Although Nova is appealing portions of the damages judgment, certain portions of it are indisputable and will be owed to Dow regardless of the outcome of any further appeals by Nova. As a result of these actions and in accordance with ASC 450-30 "Gain Contingencies," the Company recorded a $160 million pretax gain in the second quarter of 2017 of which $137 million was included in "Sundry income (expense) - net" and $23 million was included in "Selling, general and administrative expenses" in the consolidated statements of income. At September 30, 2017, the Company had $341 million included in "Other noncurrent obligations" related to the disputed portion of the damages judgment. Dow is confident of its chances of defending the entire judgment on appeal, particularly the trial court's determinations on important factual issues, which will be accorded deferential review on appeal.

Guarantees
The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees	Sep 30, 2017			Dec 31, 2016
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2021	$4,773	$59	2021	$5,096	$86
Residual value guarantees	2027	1,040	136	2027	947	134
Total guarantees		$5,813	$195		$6,043	$220

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

The Company has entered into guarantee agreements (“Guarantees”) related to project financing for Sadara Chemical Company ("Sadara"), a nonconsolidated affiliate. The total of an Islamic bond and additional project financing (collectively “Total Project Financing”) obtained by Sadara is approximately $12.5 billion. Sadara had $12.4 billion of Total Project Financing outstanding at September 30, 2017 ($12.4 billion at December 31, 2016). The Company's guarantee of the Total Project Financing is in proportion to the Company's 35 percent ownership interest in Sadara, or up to approximately $4.4 billion when the project financing is fully drawn. The Guarantees will be released upon completion of construction of the Sadara complex and satisfactory fulfillment of certain other conditions, including passage of an extensive operational testing program, which is currently anticipated by the end of 2018 and must occur no later than December 2020.

Residual Value Guarantees
The Company provides guarantees related to leased assets specifying the residual value that will be available to the lessor at lease termination through sale of the assets to the lessee or third parties.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes and after-tax balances of each component of accumulated other comprehensive loss for the nine months ended September 30, 2017 and 2016:

Accumulated Other Comprehensive Loss [1]	Unrealized Gains on Investments	Cumulative Translation Adj	Pension and Other Postretire Benefits	Derivative Instruments	Accum Other Comp Loss
In millions
Balance at Jan 1, 2016	$47	$(1,737)	$(6,769)	$(208)	$(8,667)
Other comprehensive income (loss) before reclassifications	63	329	—	(50)	342
Amounts reclassified from accumulated other comprehensive income (loss)	(21)	(4)	640	29	644
Net other comprehensive income (loss)	$42	$325	$640	$(21)	$986
Balance at Sep 30, 2016	$89	$(1,412)	$(6,129)	$(229)	$(7,681)

Balance at Jan 1, 2017	$43	$(2,381)	$(7,389)	$(95)	$(9,822)
Other comprehensive income (loss) before reclassifications	50	827	—	(52)	825
Amounts reclassified from accumulated other comprehensive income (loss)	(93)	(8)	308	(5)	202
Net other comprehensive income (loss)	$(43)	$819	$308	$(57)	$1,027
Balance at Sep 30, 2017	$—	$(1,562)	$(7,081)	$(152)	$(8,795)

1.	Prior year amounts have been updated to conform with the current year presentation.

The tax effects on the net activity related to each component of other comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016 were as follows:

Tax Benefit (Expense)	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Unrealized gains on investments	$(28)	$5	$(24)	$23
Cumulative translation adjustments	23	9	49	33
Pension and other postretirement benefit plans	48	46	143	136
Derivative instruments	(19)	10	2	(7)
Tax benefit from income taxes related to other comprehensive income (loss) items	$24	$70	$170	$185

A summary of the reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2017 and 2016 is provided as follows:

Reclassifications Out of Accumulated Other Comprehensive Loss In millions	Three Months Ended		Nine Months Ended		Consolidated Statements of Income Classification
	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Unrealized gains on investments	$(96)	$(10)	$(143)	$(32)	See (1) below
Tax expense	33	3	50	11	See (2) below
After-tax	$(63)	$(7)	$(93)	$(21)
Cumulative translation adjustments	$(2)	$—	$(8)	$(4)	See (3) below
Pension and other postretirement benefit plans	$153	$139	$451	$776	See (4) below
Tax benefit	(48)	(46)	(143)	(136)	See (2) below
After-tax	$105	$93	$308	$640
Derivative instruments	$14	$(3)	$(1)	$35	See (5) below
Tax expense (benefit)	(3)	3	(4)	(6)	See (2) below
After-tax	$11	$—	$(5)	$29
Total reclassifications for the period, after-tax	$51	$86	$202	$644

1.	"Net sales" and "Sundry income (expense) - net."

2.	"Provision for income taxes."

3.	"Sundry income (expense) - net."

4.
These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost of the Company's pension and other postretirement plans. See Note 16 for additional information. In the nine months ended September 30, 2016, $360 million was included in “Sundry income (expense) - net” (zero impact to "Provision for income taxes") related to the DCC transaction. See Note 4 for additional information.

5.	"Cost of sales" and "Sundry income (expense) - net."

NOTE 15 – NONCONTROLLING INTERESTS
Ownership interests in the Company's subsidiaries held by parties other than the Company are presented separately from the Company's equity in the consolidated balance sheets as "Noncontrolling interests." The amount of consolidated net income attributable to the Company and the noncontrolling interests are both presented on the face of the consolidated statements of income.

The following table summarizes the activity for equity attributable to noncontrolling interests for the three- and nine-month periods ended September 30, 2017 and 2016:

Noncontrolling Interests	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Balance at beginning of period	$1,168	$1,298	$1,242	$809
Net income attributable to noncontrolling interests	22	14	87	54
Distributions to noncontrolling interests [1]	(7)	(19)	(55)	(71)
Acquisition of noncontrolling interests [2]	—	—	—	473
Deconsolidation of noncontrolling interests [3]	—	—	(119)	—
Cumulative translation adjustments	5	21	33	48
Other	1	—	1	1
Balance at end of period	$1,189	$1,314	$1,189	$1,314

1.
Net of dividends paid to a joint venture, which were reclassified to "Equity in earnings of nonconsolidated affiliates" in the consolidated statements of income and totaled zero for the three months ended September 30, 2017 (zero for the three months ended September 30, 2016) and $3 million for the nine months ended September 30, 2017 ($14 million for the nine months ended September 30, 2016).

2.	Assumed in the DCC Transaction.

3.	On June 30, 2017, the Company sold its ownership interest in the SKC Haas Display Films group of companies. See Note 10 for additional information.

NOTE 16 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
Dow and DuPont did not merge their pension plans and other postretirement benefit plans as a result of the Merger. See Note 3 for additional information on the Merger.

The following table provides the components of the Company's net periodic benefit cost for all significant plans:

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Defined Benefit Pension Plans:
Service cost	$127	$122	$378	$337
Interest cost	221	222	660	626
Expected return on plan assets	(388)	(376)	(1,156)	(1,074)
Amortization of prior service credit	(6)	(6)	(18)	(18)
Amortization of net loss	161	147	476	441
Curtailment/settlement [1]	—	—	(6)	—
Net periodic benefit cost	$115	$109	$334	$312

Other Postretirement Benefits:
Service cost	$3	$3	$9	$9
Interest cost	14	14	41	38
Amortization of prior service credit	—	(1)	—	(2)
Amortization of net gain	(2)	(1)	(5)	(5)
Net periodic benefit cost	$15	$15	$45	$40

1.	The 2017 impact relates to the curtailment and settlement of a pension plan in South Korea.

The Company's funding policy is to contribute to defined benefit pension plans in the United States and a number of other countries when pension laws and/or economics either require or encourage funding. In the second quarter of 2017, the Company increased its estimate and expects to contribute approximately $520 million to its pension plans in 2017.

The provisions of a U.S. non-qualified pension plan require the payment of plan obligations to certain participants upon a change in control of the Company, which occurred when the Company merged with DuPont. As a result, in the third quarter of 2017, $793 million was reclassified from “Pension and other postretirement benefits - noncurrent” to “Accrued and other current liabilities” in the consolidated balance sheets. Certain participants can elect to receive a lump-sum payment or direct the Company to purchase an annuity on their behalf. In the fourth quarter of 2017, the Company expects to make payments of approximately $900 million and record a settlement charge of approximately $450 million, subject to fourth quarter participant annuity elections, which could materially impact the projected payments and settlement charge once known and quantifiable. All transactions are expected to be completed by December 31, 2017.

On October 6, 2017, the Company transferred $410 million to an insurance company in anticipation of annuity purchases for plan participants who will receive a lump sum distribution of their plan benefits as a result of the plan's change in control provision and who elect to direct Dow to purchase an annuity on their behalf using the after-tax proceeds of the lump sum.

NOTE 17 – STOCK-BASED COMPENSATION
A summary of the Company's stock-based compensation plans can be found in Note 21 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Employee Stock Purchase Plan
The Company historically granted stock-based compensation to employees under The Dow Chemical Company 2012 Employee Stock Purchase Plan (the "2012 ESPP"). Under the 2017 annual offering of the 2012 ESPP, most employees were eligible to purchase shares of common stock of the Company valued at up to 10 percent of their annual base salary. The value is determined using the plan price multiplied by the number of shares subscribed to by the employee. The plan price of the stock is set at an amount equal to at least 85 percent of the fair market value (closing price) of the common stock on a date during the fourth quarter of the year prior to the offering, or the average fair market value (closing price) of the common stock over a period during the fourth quarter of the year prior to the offering, in each case, specified by the Executive Vice President of Human Resources. The most recent offering of the 2012 ESPP closed on July 15, 2017 and no current offerings remain outstanding.

In the first quarter of 2017, employees subscribed to the right to purchase 3.6 million shares of the Company's common stock with a weighted-average exercise price of $50.22 per share and a weighted-average fair value of $10.70 per share under the 2012 ESPP.

Stock Incentive Plan
The Company also grants stock-based compensation to employees and non-employee directors under The Dow Chemical Company Amended and Restated 2012 Stock Incentive Plan (the "2012 Plan"). Most of the Company's stock-based compensation awards are granted in the first quarter of each year. There was minimal employee grant activity in the second and third quarters of 2017.

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

In the second quarter of 2017, the Company granted the following stock-based compensation awards to non-employee directors under the 2012 Plan:

•	33,000 shares of restricted stock with a weighted-average fair value of $62.04 per share.

In connection with the Merger, on August 31, 2017 ("Conversion Date") all outstanding Dow stock options and deferred stock awards were converted into stock options and deferred stock awards with respect to DowDuPont common stock. The stock options and deferred stock awards have the same terms and conditions under the applicable plans and award agreements prior to the Merger. All outstanding and nonvested performance deferred stock awards were converted into deferred stock awards with respect to DowDuPont common stock at the greater of the applicable performance target or the actual performance as of the effective time of the Merger. Changes in the fair value of liability instruments are recognized as compensation expense each quarter. Dow and DuPont did not merge their stock-based compensation plans as a result of the Merger. The Dow and DuPont stock-based compensation plans were assumed by DowDuPont and continue in place with the ability to grant and issue DowDuPont common stock.

A summary of performance deferred stock awards converted into deferred stock awards is provided in the following tables:

Performance Deferred Stock	Shares Granted
Shares in thousands
Nonvested at Jan 1, 2017	4,454
Granted	1,728
Canceled	(131)
Impact of actual performance on shares granted through Conversion Date	2,120
Converted to deferred stock awards	(8,171)
Nonvested at Sep 30, 2017	—

Deferred Stock	Shares Granted
Shares in thousands
Nonvested at Jan 1, 2017	6,382
Granted	1,702
Vested	(2,180)
Canceled	(124)
Conversion of performance deferred stock awards at Conversion Date	8,171
Nonvested at Sep 30, 2017	13,951

Total incremental compensation expense resulting from the conversion of performance deferred stock awards was $25 million ($15 million recognized in the third quarter of 2017 and $10 million to be recognized over the remaining service period). Approximately 5,000 employees were impacted by the conversion.

NOTE 18 – FINANCIAL INSTRUMENTS
A summary of the Company's financial instruments, risk management policies, derivative instruments and hedging activities can be found in Note 11 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. If applicable, updates have been included in the respective section below.

The following table summarizes the fair value of financial instruments at September 30, 2017 and December 31, 2016:

Fair Value of Financial Instruments	Sep 30, 2017				Dec 31, 2016
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Other investments:
Debt securities:
Government debt [1]	$597	$14	$(8)	$603	$607	$13	$(12)	$608
Corporate bonds	630	32	(2)	660	623	27	(5)	645
Total debt securities	$1,227	$46	$(10)	$1,263	$1,230	$40	$(17)	$1,253
Equity securities	169	3	(27)	145	658	98	(50)	706
Total marketable securities and other investments	$1,396	$49	$(37)	$1,408	$1,888	$138	$(67)	$1,959
Long-term debt including debt due within one year [2]	$(20,582)	$—	$(2,175)	$(22,757)	$(21,091)	$129	$(1,845)	$(22,807)
Derivatives relating to:
Interest rates	$—	$—	$(4)	$(4)	$—	$—	$(5)	$(5)
Commodities [3]	$—	$124	$(277)	$(153)	$—	$56	$(213)	$(157)
Foreign currency	$—	$55	$(132)	$(77)	$—	$84	$(30)	$54

1.	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

2.	Cost includes fair value hedge adjustments of $12 million at September 30, 2017 and $18 million at December 31, 2016.

3.	Presented net of cash collateral.

Cost approximates fair value for all other financial instruments.

Investments
The Company’s investments in marketable securities are primarily classified as available-for-sale. The following table provides the investing results from available-for-sale securities for the nine-month periods ended September 30, 2017 and 2016:

Investing Results	Nine Months Ended
In millions	Sep 30, 2017	Sep 30, 2016
Proceeds from sales of available-for-sale securities	$1,047	$418
Gross realized gains	$153	$34
Gross realized losses	$(10)	$(2)

The following table summarizes the contractual maturities of the Company’s investments in debt securities:

Contractual Maturities of Debt Securities at Sep 30, 2017	Amortized Cost	Fair Value
In millions
Within one year	$6	$6
One to five years	321	330
Six to ten years	654	661
After ten years	246	266
Total	$1,227	$1,263

At September 30, 2017, the Company had $3,239 million ($3,934 million at December 31, 2016) of held-to-maturity securities (primarily Treasury Bills and Time Deposits) classified as cash equivalents, as these securities had maturities of three months or less at the time of purchase. The Company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. At September 30, 2017, the Company had investments in money market funds of $1,457 million classified as cash equivalents ($239 million at December 31, 2016).

The aggregate cost of the Company’s cost method investments totaled $108 million at September 30, 2017 ($120 million at December 31, 2016). Due to the nature of these investments, either the cost basis approximates fair value or fair value is not readily determinable. These investments are reviewed quarterly for impairment indicators. In the second quarter of 2016, a write-down of $4 million was recorded as part of the 2016 restructuring charge. The Company's impairment analysis resulted in no reduction in the cost basis of these investments for the nine-month period ended September 30, 2017 (no reduction, other than the restructuring charge, for the nine-month period ended September 30, 2016).

Repurchase and Reverse Repurchase Agreement Transactions
The Company enters into repurchase and reverse repurchase agreements. These transactions are accounted for as collateralized borrowings and lending transactions bearing a specified rate of interest and are short-term in nature with original maturities of 30 days or less. The underlying collateral is typically Treasury Bills with longer maturities than the repurchase agreement. The impact of these transactions are not material to the Company’s results. There were no repurchase or reverse repurchase agreements outstanding at September 30, 2017 and December 31, 2016.

Subsequent to September 30, 2017, the Company continued to invest excess cash in reverse repurchase agreements. There were $120 million of reverse repurchase agreements outstanding at the time of filing.

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

The Company’s risk management program for interest rate, foreign currency and commodity risks is based on fundamental, mathematical and technical models that take into account the implicit cost of hedging. Risks created by derivative instruments and the mark-to-market valuations of positions are strictly monitored at all times, using value-at-risk and stress tests. Counterparty credit risk arising from these contracts is not significant because the Company minimizes counterparty concentration, deals primarily with major financial institutions of solid credit quality, and the majority of its hedging transactions mature in less than three months. In addition, the Company minimizes concentrations of credit risk through its global orientation by transacting with large, internationally diversified financial counterparties. It is the Company’s policy to not have credit risk-related contingent features in its derivative instruments. No significant concentration of counterparty credit risk existed at September 30, 2017. The Company does not anticipate losses from credit risk, and the net cash requirements arising from counterparty risk associated with risk management activities are not expected to be material in 2017.

The Company revises its strategies as market conditions dictate and management reviews its overall financial strategies and the impacts from using derivatives in its risk management program with the Company’s Board of Directors.

The notional amounts of the company's derivative instruments were as follows:

Notional Amounts	Sep 30, 2017	Dec 31, 2016
In millions
Derivatives designated as hedging instruments:
Interest rate swaps	$218	$245
Foreign currency contracts	$8,510	$4,053
Derivatives not designated as hedging instruments:
Foreign currency contracts	$26,139	$12,388

Commodity Gross Aggregate Notionals	Sep 30, 2017	Dec 31, 2016	Notional Volume Unit

Derivatives designated as hedging instruments:
Corn	3.3	0.4	million bushels
Crude Oil	4.9	0.6	million barrels
Ethane	10.8	3.6	million barrels
Natural Gas	389.4	78.6	million British thermal units
Propane	5.4	1.5	million barrels
Soybeans	2.1	—	million bushels
Derivatives not designated as hedging instruments:
Ethane	2.9	2.6	million barrels
Gasoline	—	30.0	kilotons
Naptha Price Spread	30.0	50.0	kilotons
Natural Gas	3.8	—	million British thermal units
Propane	2.9	2.7	million barrels

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

Derivatives Not Designated in Hedging Relationships
Foreign Currency Contracts
The Company also uses foreign exchange forward contracts, options and cross-currency swaps that are not designated as hedging instruments primarily to manage foreign currency exposure.

Commodity Contracts
The Company utilizes futures, options and swap instruments that are effective as economic hedges of commodity price exposures, but do not meet hedge accounting criteria for derivatives and hedging, to reduce exposure to commodity price fluctuations on purchases of raw materials and inventory.

Accounting for Derivative Instruments and Hedging Activities
Cash Flow Hedges
For derivatives that are designated and qualify as cash flow hedging instruments, the effective portion of the gain or loss on the derivative is recorded in “Accumulated other comprehensive loss” (“AOCL”); it is reclassified to income in the same period or periods that the hedged transaction affects income. The unrealized amounts in AOCL fluctuate based on changes in the fair value of open contracts at the end of each reporting period. The Company anticipates volatility in AOCL and net income from its cash flow hedges. The amount of volatility varies with the level of derivative activities and market conditions during any period. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current period income.

The Company had open interest rate derivatives designated as cash flow hedges at September 30, 2017, with a net loss of $2 million after tax (net loss of $4 million after tax at December 31, 2016).

The Company had open foreign currency-contracts designated as cash flow hedges of the currency risk associated with forecasted feedstock transactions not extending beyond 2018. The effective portion of the mark-to-market effects of the foreign currency contracts is recorded in AOCL; it is reclassified to income in the same period or periods that the underlying feedstock purchase affects income. The net loss from the foreign currency hedges included in AOCL at September 30, 2017 was $24 million after tax (net gain of $22 million after tax at December 31, 2016).

Commodity swaps, futures and option contracts with maturities of not more than 63 months are utilized and designated as cash flow hedges of forecasted commodity purchases. Current open contracts hedge forecasted transactions until December 2022. The effective portion of the mark-to-market effect of the cash flow hedge instrument is recorded in AOCL; it is reclassified to income in the same period or periods that the underlying commodity purchase affects income. The net loss from commodity hedges included in AOCL at September 30, 2017 was $102 million after tax ($99 million after tax loss at December 31, 2016).

Fair Value Hedges
For interest rate swap instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current period income and reflected as “Interest expense and amortization of debt discount” in the consolidated statements of income. The short-cut method is used when the criteria are met. During the first nine months of 2017, the Company entered into and subsequently terminated interest rate swaps designated as fair value hedges of underlying fixed rate debt obligations with maturity dates extending through 2024. The fair value adjustment resulting from these swaps was a gain on the derivatives of $5 million. At September 30, 2017 and December 31, 2016, the Company had no open interest rate swaps designated as fair value hedges of underlying fixed rate debt obligations. Subsequent to September 30, 2017, the Company entered into interest rate swaps with a gross notional US Dollar equivalent of $770 million designated as a fair value hedge of underlying fixed rate debt obligations.

Net Foreign Investment Hedges
For derivative instruments that are designated and qualify as net foreign investment hedges, the effective portion of the gain or loss on the derivative is included in “Cumulative Translation Adjustments” in AOCL. The Company had open foreign currency contracts designated as net foreign investment hedges at September 30, 2017 and December 31, 2016. In addition, at September 30, 2017, the Company had outstanding foreign-currency denominated debt designated as a hedge of net foreign investment of $178 million ($172 million at December 31, 2016). The results of hedges of the Company’s net investment in foreign operations included in “Cumulative Translation Adjustments” in AOCL was a net loss after-tax of $69 million at September 30, 2017 (net gain after-tax of $1 million at December 31, 2016).

The net after-tax amounts to be reclassified from AOCL to income within the next 12 months are a $2 million loss for interest rate contracts, an $18 million loss for commodity contracts and a $22 million loss for foreign currency contracts.

The following tables provide the fair value and gross balance sheet classification of derivative instruments at September 30, 2017 and December 31, 2016:

Fair Value of Derivative Instruments		Sep 30, 2017
In millions	Balance Sheet Classification [1]	Gross	Counterparty and Cash Collateral Netting	Net Amounts Included in the Consolidated Balance Sheets
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$63	$(57)	$6
Commodity contracts	Other current assets	24	(6)	18
Commodity contracts	Deferred charges and other assets	35	(5)	30
Total		$122	$(68)	$54
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$138	$(89)	$49
Commodity contracts	Other current assets	70	(3)	67
Commodity contracts	Deferred charges and other assets	11	(2)	9
Total		$219	$(94)	$125
Total asset derivatives		$341	$(162)	$179

Liability derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued and other current liabilities	$2	$—	$2
Interest rate swaps	Other noncurrent obligations	2	—	2
Foreign currency contracts	Accrued and other current liabilities	129	(57)	72
Commodity contracts	Accrued and other current liabilities	71	(9)	62
Commodity contracts	Other noncurrent obligations	157	(6)	151
Total		$361	$(72)	$289
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$148	$(88)	$60
Commodity contracts	Accrued and other current liabilities	66	(2)	64
Commodity contracts	Other noncurrent obligations	2	(2)	—
Total		$216	$(92)	$124
Total liability derivatives		$577	$(164)	$413
1. Updated to conform with current year presentation.

Fair Value of Derivative Instruments		Dec 31, 2016
In millions	Balance Sheet Classification [1]	Gross	Counterparty and Cash Collateral Netting	Net Amounts Included in the Consolidated Balance Sheets
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$90	$(47)	$43
Commodity contracts	Other current assets	42	(14)	28
Commodity contracts	Deferred charges and other assets	10	(3)	7
Total		$142	$(64)	$78
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$103	$(62)	$41
Commodity contracts	Other current assets	13	(2)	11
Commodity contracts	Deferred charges and other assets	12	(2)	10
Total		$128	$(66)	$62
Total asset derivatives		$270	$(130)	$140

Liability derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued and other current liabilities	$3	$—	$3
Interest rate swaps	Other noncurrent obligations	2	—	2
Foreign currency contracts	Accrued and other current liabilities	55	(47)	8
Commodity contracts	Accrued and other current liabilities	32	(14)	18
Commodity contracts	Other noncurrent obligations	196	(3)	193
Total		$288	$(64)	$224
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$84	$(62)	$22
Commodity contracts	Accrued and other current liabilities	4	(2)	2
Commodity contracts	Other noncurrent obligations	2	(2)	—
Total		$90	$(66)	$24
Total liability derivatives		$378	$(130)	$248
1. Updated to conform to current year presentation.

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding liabilities. The Company posted cash collateral of $6 million at September 30, 2017 (less than $1 million at December 31, 2016).

Effect of Derivative Instruments	Amount of gain (loss) recognized in OCI [1] (Effective portion)		Amount of gain (loss) recognized in income [2,3]
	Three Months Ended		Three Months Ended
In millions	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016	Income Statement Classification
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$—	$—	$2	$—	Interest expense and amortization of debt discount
Cash flow hedges:
Interest rate swaps	1	1	1	1	Interest expense and amortization of debt discount
Foreign currency contracts	(7)	(1)	(2)	(4)	Cost of sales
Foreign currency contracts	(7)	—	(5)	(1)	Sundry income (expense) - net
Commodity contracts	40	(20)	(5)	7	Cost of sales
Net investment hedges:
Foreign currency contracts	(30)	—	—	—
Total derivatives designated as hedging instruments	$(3)	$(20)	$(9)	$3
Derivatives not designated as hedging instruments:
Foreign currency contracts	$—	$—	$(118)	$(21)	Sundry income (expense) - net
Commodity contracts	—	—	19	(4)	Cost of sales
Total derivatives not designated as hedging instruments	$—	$—	$(99)	$(25)
Total derivatives	$(3)	$(20)	$(108)	$(22)

Effect of Derivative Instruments	Amount of gain (loss) recognized in OCI [1] (Effective portion)		Amount of gain (loss) recognized in income [2,3]
	Nine Months Ended		Nine Months Ended
In millions	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016	Income Statement Classification
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$—	$—	$5	$—	Interest expense and amortization of debt discount
Cash flow hedges:
Interest rate swaps	5	1	3	3	Interest expense and amortization of debt discount
Foreign currency contracts	(27)	(11)	13	(3)	Cost of sales
Foreign currency contracts	(21)	—	(14)	—	Sundry income (expense) - net
Commodity contracts	—	7	(1)	(32)	Cost of sales
Net investment hedges:
Foreign currency contracts	(65)	—	—	—
Total derivatives designated as hedging instruments	$(108)	$(3)	$6	$(32)
Derivatives not designated as hedging instruments:
Foreign currency contracts	$—	$—	$(277)	$(53)	Sundry income (expense) - net
Commodity contracts	—	—	5	(12)	Cost of sales
Total derivatives not designated as hedging instruments	$—	$—	$(272)	$(65)
Total derivatives	$(108)	$(3)	$(266)	$(97)
1. OCI is defined as other comprehensive income (loss).
2. For cash flow hedges, this represents the effective portion of the gain (loss) reclassified from AOCL into income during the period. For the three- and nine-month periods ended September 30, 2017 and 2016, there was no material ineffectiveness with regard to the Company's cash flow hedges.
3. Pretax amounts.

NOTE 19 – FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 12 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. If applicable, updates have been included in the respective section below.

Fair Value Measurements on a Recurring Basis
The following tables summarize the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at Sep 30, 2017 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at fair value:
Cash equivalents [1]	$—	$4,696	$—	$4,696
Interests in trade accounts receivable conduits [2]	—	—	1,839	1,839
Equity securities [3]	94	51	—	145
Debt securities: [3]
Government debt [4]	—	603	—	603
Corporate bonds	—	660	—	660
Derivatives relating to: [5]
Commodities	41	99	—	140
Foreign currency	—	201	—	201
Total assets at fair value	$135	$6,310	$1,839	$8,284
Liabilities at fair value:
Long-term debt [6]	$—	$22,757	$—	$22,757
Derivatives relating to: [5]
Interest rates	—	4	—	4
Commodities	22	274	—	296
Foreign currency	—	277	—	277
Total liabilities at fair value	$22	$23,312	$—	$23,334

1.	Treasury Bills, Time Deposits, and money market funds included in "Cash and cash equivalents" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

2.	Included in "Accounts and notes receivable - Other" in the consolidated balance sheets. See Note 11 for additional information on transfers of financial assets.

3.	The Company’s investments in equity and debt securities are primarily classified as available-for-sale and are included in “Other investments” in the consolidated balance sheets.

4.	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

5.	See Note 18 for the classification of derivatives in the consolidated balance sheets.

6.	See Note 18 for information on fair value measurements of long-term debt.

Basis of Fair Value Measurements on a Recurring Basis at December 31, 2016 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at fair value:
Cash equivalents [1]	$—	$4,173	$—	$4,173
Interests in trade accounts receivable conduits [2]	—	—	1,237	1,237
Equity securities [3]	619	87	—	706
Debt securities: [3]
Government debt [4]	—	608	—	608
Corporate bonds	—	645	—	645
Derivatives relating to: [5]
Commodities	48	29	—	77
Foreign currency	—	193	—	193
Total assets at fair value	$667	$5,735	$1,237	$7,639
Liabilities at fair value:
Long-term debt [6]	$—	$22,807	$—	$22,807
Derivatives relating to: [5]
Interest rates	—	5	—	5
Commodities	20	214	—	234
Foreign currency	—	139	—	139
Total liabilities at fair value	$20	$23,165	$—	$23,185

1.	Treasury Bills, Time Deposits, and money market funds included in "Cash and cash equivalents" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

2.	Included in "Accounts and notes receivable - Other" in the consolidated balance sheets. See Note 11 for additional information on transfers of financial assets.

3.	The Company’s investments in equity and debt securities are primarily classified as available-for-sale and are included in “Other investments” in the consolidated balance sheets.

4.	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

5.	See Note 18 for the classification of derivatives in the consolidated balance sheets.

6.	See Note 18 for information on fair value measurements of long-term debt.

The following table summarizes the changes in fair value measurements of interests held in trade receivable conduits using Level 3 inputs for the three- and nine-month periods ended September 30, 2017 and 2016:

Fair Value Measurements Using Level 3 Inputs for Interests Held in Trade Receivable Conduits [1]	Three Months Ended		Nine Months Ended
	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
In millions
Balance at beginning of period	$1,684	$1,149	$1,237	$943
Loss included in earnings [2]	(15)	—	(17)	(1)
Purchases	305	480	1,558	1,440
Settlements	(135)	(129)	(939)	(882)
Balance at end of period	$1,839	$1,500	$1,839	$1,500

1.	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets.

2.	Included in “Selling, general and administrative expenses” in the consolidated statements of income.

NOTE 20 – VARIABLE INTEREST ENTITIES
A complete description of the Company's variable interest entities ("VIEs") can be found in Note 20 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Assets and Liabilities of Consolidated VIEs
The Company's consolidated financial statements include the assets, liabilities and results of operations of VIEs, for which the Company is the primary beneficiary. The other equity holders’ interests are reflected in “Net income attributable to noncontrolling interests” in the consolidated statements of income and "Noncontrolling interests" in the consolidated balance sheets.

The following table summarizes the carrying amounts of the consolidated VIEs' assets and liabilities included in the Company’s consolidated balance sheets at September 30, 2017 and December 31, 2016:

Assets and Liabilities of Consolidated VIEs	Sep 30, 2017	Dec 31, 2016
In millions
Cash and cash equivalents	$115	$75
Other current assets	100	95
Net property	925	961
Other noncurrent assets	51	55
Total assets [1]	$1,191	$1,186
Current liabilities	$255	$286
Long-term debt	310	330
Other noncurrent obligations	43	47
Total liabilities [2]	$608	$663

1.	All assets were restricted at September 30, 2017 and December 31, 2016.

2.	All liabilities were nonrecourse at September 30, 2017 and December 31, 2016.

In addition, the carrying amounts of assets and liabilities included in the Company’s consolidated balance sheets pertaining to an entity created to monetize accounts receivable of select European entities were current assets of $638 million (zero restricted) at September 30, 2017 ($477 million, zero restricted, at December 31, 2016) and current liabilities of $4 million (zero nonrecourse) at September 30, 2017 (less than $1 million, zero nonrecourse, at December 31, 2016).

Amounts presented in the consolidated balance sheets and the preceding table as restricted assets or nonrecourse obligations relating to consolidated VIEs at September 30, 2017 and December 31, 2016 are adjusted for intercompany eliminations.

Nonconsolidated VIEs
The following table summarizes the carrying amounts of assets and liabilities included in the consolidated balance sheets at September 30, 2017 and December 31, 2016 related to variable interests in joint ventures or entities for which the Company is not the primary beneficiary. The Company's maximum exposure to loss is the same as the carrying amounts, unless otherwise noted below.

Carrying Amounts of Assets and Liabilities Related to Nonconsolidated VIEs		Sep 30, 2017	Dec 31, 2016
In millions	Description of asset or liability
Hemlock Semiconductor L.L.C.	Equity method investment [1]	$(850)	$(902)
Silicon joint ventures	Equity method investments [2]	$97	$96
Crude acrylic acid joint venture	Equity method investment [2]	$160	$171
AgroFresh Solutions, Inc [3]	Equity method investment [2]	$44	$46
	Other receivable [4]	$4	$12
	Receivable for warrants [4]	$—	$1

1.	Classified as "Other noncurrent obligations" in the consolidated balance sheets. The Company's maximum exposure to loss was zero at September 30, 2017 (zero at December 31, 2016).

2.	Classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets.

3.
On April 4, 2017, the Company and AgroFresh Solutions, Inc ("AFSI") revised certain agreements related to the divestiture of the AgroFresh business, including termination of the agreement related to Dow's receivable for six million warrants. The Company also entered into an agreement to purchase up to 5,070,358 shares of AFSI's common stock, which represented approximately 10 percent of AFSI's common stock outstanding at signing of the agreement, subject to certain terms and conditions.

4.	Classified as "Accounts and notes receivable - Other" in the consolidated balance sheets.

NOTE 21 – BUSINESS AND GEOGRAPHIC AREAS
Effective with the Merger, Dow’s business activities are components of its parent company’s business operations. Dow’s business activities, including the assessment of performance and allocation of resources, will be reviewed and managed by DowDuPont. Information used by the chief operating decision maker of Dow relates to the Company in its entirety. Accordingly, there are no separate reportable business segments for the Company under ASC Topic 280 “Segment Reporting” and the Company’s business results are reported in this Form 10-Q as a single operating segment. Prior to the Merger, the Company was managed through five operating segments: Agricultural Sciences, Consumer Solutions, Infrastructure Solutions, Performance Materials & Chemicals and Performance Plastics.

As a result of the Merger, Dow changed the geographic alignment for the country of India to be reflected in Asia Pacific (previously reported in Europe, Middle East and Africa ("EMEA")) and aligned Puerto Rico to the United States (previously reported in Latin America). Sales by geographic area will be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. See Note 3 for additional information on the Merger.

(Unaudited)	The Dow Chemical Company and Subsidiaries PART I – FINANCIAL INFORMATION, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
On December 11, 2015, Dow and E. I. du Pont de Nemours and Company (“DuPont”) entered into an Agreement and Plan of Merger, as amended on March 31, 2017 (the "Merger Agreement") to effect an all-stock, merger of equals strategic combination resulting in a newly formed corporation named DowDuPont Inc. ("DowDuPont"). On August 31, 2017, pursuant to the terms of the Merger Agreement, Dow and DuPont each merged with subsidiaries of DowDuPont (the "Mergers") and, as a result of the Mergers, became subsidiaries of DowDuPont (collectively, the "Merger").

Effective with the Merger, Dow’s business activities are components of its parent company’s business operations. Dow’s business activities, including the assessment of performance and allocation of resources, will be reviewed and managed by DowDuPont. Information used by the chief operating decision maker of Dow relates to the Company in its entirety. Accordingly, there are no separate reportable business segments for the Company under Accounting Standards Codification Topic 280 “Segment Reporting” and the Company’s business results are reported in this Form 10-Q as a single operating segment.

Also effective with the Merger, DowDuPont owns all of the common stock of Dow, and Dow has met the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q “Omission of Information by Certain Wholly-Owned Subsidiaries.” As a result, the Company is filing this Form 10-Q with a reduced disclosure format. In addition, the Company has elected to make certain changes in the presentation of its Consolidated Financial Statements and notes to the Consolidated Financial Statements to conform with the presentation that will be adopted for DowDuPont. See Note 1 to the Consolidated Financial Statements for further discussion of these changes and Note 3 for additional information on the Merger.

PRINCIPAL PRODUCT GROUPS
Dow's integrated, market-driven portfolio delivers a broad range of technology-based products and solutions to customers in 175 countries and in high-growth sectors such as packaging, infrastructure, transportation, consumer care, electronics and agriculture. The Company's more than 7,000 product families are manufactured at 189 sites in 34 countries across the globe. The following is a description of the Company’s principal product groups:

Coatings & Performance Monomers
Coatings & Performance Monomers leads innovation in technologies that help advance the performance of paints and coatings and also provides critical building blocks needed for the production of coatings, textiles and home and personal care products. Its water-based acrylic emulsion technology revolutionized the global paint industry. This product grouping offers innovative and sustainable product solutions to accelerate paint and coating performance across diverse market segments, including architectural paint and coatings and industrial coatings applications used in paper, leather, wood, metal packaging, traffic markings, maintenance and protective industries.

Construction Chemicals
Construction Chemicals offers application and material science across a wide range of acrylic, cellulosic and redispersible powder technologies designed to differentiate construction materials such as caulks, sealants, concrete sealers, elastomeric roof coatings, External Insulation and Finish System applications, and roof tile and siding coatings - all to advance the performance and durability of buildings and infrastructure.

Consumer Solutions
Consumer Solutions collaborates closely with global and regional brand owners to deliver innovative solutions for creating new and unrivaled consumer benefits and experience; provides standalone silicone materials that are used in a wide range of applications including adhesion promoters, coupling agents, crosslinking agents, dispersing agents and surface modifiers; and uses innovative, versatile silicon-based technology to provide solutions and ingredients to customers in personal care, elastomers and the pressure sensitive industries.

Crop Protection
Crop Protection serves the global production agriculture industry with crop protection products for field crops such as wheat, corn, soybeans and rice, and specialty crops such as trees, fruits and vegetables. Principal crop protection products are weed control, disease control and insect control offerings for foliar application or as a seed treatment.

Electronics & Imaging
Electronics & Imaging is a leading global supplier of differentiated materials and systems for a broad range of consumer electronics including mobile devices, television monitors, personal computers and electronics used in a variety of industries. Dow offers a broad portfolio of semiconductor and advanced packaging materials including chemical mechanical planarization pads and slurries, photoresists and advanced coatings for lithography, metallization solutions for back-end-of-line advanced chip packaging, and silicones for light emitting diode ("LED") packaging and semiconductor applications. This product line also includes innovative metallization processes for metal finishing, decorative, and industrial applications and cutting-edge materials for the manufacturing of rigid and flexible displays for liquid crystal displays and quantum dot applications.

Energy Solutions
Energy Solutions helps to provide energy to the world by supplying smart, innovative and customized solutions to enhance productivity and efficiency in the oil, gas and mining markets. This product grouping is aligned with all markets of the oil and gas industry - from exploration, production including enhanced oil recovery, and oil and gas transmission, to refining and gas processing.

Hydrocarbons & Energy
Hydrocarbons & Energy is one of the largest global producers of ethylene, an internal feedstock, and one of the world’s largest industrial energy producers. In North America, the increased supplies of natural gas and natural gas liquids (“NGLs”) remain a key cost-competitive advantage for the Company's ethane- and propane-based production. The Company's U.S. and European ethylene production facilities allow Dow to use different feedstocks in response to price conditions. Dow also produces and procures energy, sells energy to customers located on the Company's manufacturing sites and also engages in opportunistic merchant sales driven by market conditions.

Industrial Biosciences
Industrial Biosciences is an innovator that works with customers to improve the performance, productivity and sustainability of their products and processes through advanced microbial control technologies such as advanced diagnostics and biosensors, ozone delivery technology and biological microbial control.

Industrial Solutions
Industrial Solutions enables manufacturing of the world’s goods and services with additive solutions that minimize friction and heat in mechanical processes, manages the oil and water interface, delivers active ingredients for maximum effectiveness, facilitates dissolvability and provides the foundational building blocks for the development of chemical technologies. Industrial Solutions supports industrial manufacturers associated with a large variety of end-markets, notably adhesives and inks, coatings, detergents and cleaners, and engine/heavy equipment. Dow is also the world’s largest producer of purified ethylene oxide.

Nutrition & Health
Nutrition & Health uses cellulosics and other technologies to improve the functionality and delivery of food and the safety and performance of pharmaceutical products.

Packaging and Specialty Plastics
Packaging and Specialty Plastics serves high-growth, high-value sectors using world-class technology and a rich innovation pipeline that creates competitive advantages for customers and the entire value chain. Dow is also a leader in polyolefin elastomers and ethylene propylene diene monomer elastomers.

Polyurethanes & CAV
Polyurethanes & CAV is the world’s largest producer of propylene oxide and propylene glycol, a leading producer of polyether polyols and aromatic isocyanates that serve energy efficiency, consumer comfort and industrial market sectors, and an industry leader in the development of fully formulated polyurethane systems. Propylene oxide is produced by using the chlorohydrin process as well as by hydrogen peroxide to propylene oxide manufacturing technology. The product group also provides cost advantaged chlorine and caustic soda supply and markets caustic soda, a valuable co-product of the chlor-alkali manufacturing process, and ethylene dichloride and vinyl chloride monomer.

Safety & Construction
Safety & Construction unites market-driven science with the strength of highly regarded brands such as STYROFOAM™ brand insulation products, GREAT STUFF™ insulating foam sealants and adhesives, and DOW FILMTEC™ reverse osmosis and nanofiltration elements to deliver products to a broad array of markets including industrial, building and construction, consumer and water processing. Safety & Construction is a leader in the construction space, delivering insulation, air sealing and weatherization systems to improve energy efficiency, reduce energy costs and provide more sustainable buildings. Safety & Construction is also a leading provider of purification and separation technologies including reverse osmosis membranes and ion exchange resins to help customers with a broad array of separation and purification needs such as reusing waste water streams and making more potable drinking water.

Seed
Seed provides seed/plant biotechnology products and technologies to improve the productivity and profitability of its customers. Seed develops, produces and markets canola, cereals, corn, cotton, rice, soybean and sunflower seeds.

Transportation & Advanced Polymers
Transportation & Advanced Polymers provides high-performance adhesives, lubricants and fluids to engineers and designers in the transportation, electronics and medical end-markets. Key products include Molykote® lubricants, Dow Corning® silicone solutions for healthcare, MULTIBASE™ TPSiV™ silicones for thermoplastics and BETASEAL™, BETAMATE™ and BETAFORCE™ structural and elastic adhesives.

Effective with the Merger, Dow changed the geographic alignment for the country of India to be reflected in Asia Pacific (previously aligned with Europe, Middle East and Africa (“EMEA”)) and aligned Puerto Rico with the United States (previously aligned with Latin America).

Selected Financial Data	Three Months Ended		Nine Months Ended
In millions, except per share amounts	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Net sales	$13,633	$12,483	$40,697	$35,138

Cost of sales ("COS")	$10,666	$9,840	$31,626	$27,066
Percent of net sales	78.2%	78.8%	77.7%	77.0%

Research and development expenses ("R&D")	$406	$399	$1,227	$1,159
Percent of net sales	3.0%	3.2%	3.0%	3.3%

Selling, general and administrative expenses ("SG&A")	$723	$738	$2,201	$2,166
Percent of net sales	5.3%	5.9%	5.4%	6.2%

Effective tax rate	43.7%	24.9%	29.6%	6.3%

Net income available for common stockholder	$783	$719	$2,992	$4,011

Operating rate percentage	85%	86%	85%	85%

RESULTS OF OPERATIONS
Net Sales
Net sales in the third quarter of 2017 were $13.6 billion, up 9 percent from $12.5 billion in the third quarter of last year, primarily reflecting increased selling prices and higher sales volume. Sales increased in EMEA (up 17 percent), Asia Pacific (up 11 percent), U.S. & Canada (up 7 percent) and decreased in Latin America (down 4 percent). Price increased 4 percent compared with the same period last year, driven by broad-based pricing actions as well as higher feedstock and raw material prices. Price increased in all geographic regions, except Latin America (down 1 percent), and across most principal product groups with the most notable increases in Polyurethanes & CAV, Coatings & Performance Monomers, Industrial Solutions, Consumer Solutions and Hydrocarbons & Energy. Price remained flat in Packaging and Specialty Plastics and declined in Crop Protection. Volume increased 5 percent with gains in most principal product groups. The most notable volume increases were in Packaging and Specialty Plastics, Polyurethanes & CAV, Hydrocarbons & Energy and Electronics & Imaging which more than offset volume declines in Seed and Crop Protection in Latin America. Volume increased in all geographic regions, except Latin America (down 3 percent), including a double-digit increase in Asia Pacific (up 11 percent). Currency had a favorable impact of 1 percent on sales, driven by EMEA.

Net sales for the first nine months of 2017 were $40.7 billion, up 16 percent from $35.1 billion in the same period last year, primarily reflecting the addition of Dow Corning’s silicones business, increased selling prices and demand growth. Sales increased in all geographic regions with double-digit growth in Asia Pacific (up 22 percent), EMEA (up 18 percent) and U.S. & Canada (up 15 percent). Portfolio actions increased sales 6 percent, primarily reflecting the addition of Dow Corning silicones business, which favorably impacted sales in Consumer Solutions, Electronics & Imaging and Transportation & Advanced Polymers. Price increased 6 percent, with increases in all geographic regions in response to higher feedstock and raw material prices. Price was mixed by principal product group with notable increases in Hydrocarbons & Energy, Polyurethanes & CAV, Coatings & Performance Monomers, Industrial Solutions and Consumer Solutions that more than offset declines in Crop Protection and Seed. Volume was up 4 percent compared with the same period last year, reflecting volume growth in all principal product groups with the most notable increases in Packaging and Specialty Plastics, Polyurethanes & CAV, Hydrocarbons & Energy, Electronics & Imaging, Industrial Solutions and Consumer Solutions.

The following table summarizes sales variances by geographic region from the prior year:

Sales Variances by Geographic Region
	Three Months Ended Sep 30, 2017					Nine Months Ended Sep 30, 2017
	Local Price & Product Mix	Currency	Volume	Portfolio & Other [1]	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other [2]	Total
Percentage change from prior year
U.S. & Canada	2%	—%	5%	—%	7%	6%	—%	4%	5%	15%
EMEA	9	4	4	—	17	10	(1)	4	5	18
Asia Pacific	3	—	11	(3)	11	3	—	8	11	22
Latin America	(1)	—	(3)	—	(4)	1	—	—	2	3
Total	4%	1%	5%	(1)%	9%	6%	—%	4%	6%	16%

1.
Includes the recent divestiture of the global Ethylene Acrylic Acid ("EAA") copolymers and ionomers business divested on September 1, 2017 and the divestiture of SKC Haas Display Films group of companies divested on June 30, 2017.

2.
Includes current period sales from January 1, 2017 through May 31, 2017 related to the ownership restructure of Dow Corning announced on June 1, 2016, the divestiture of the global EAA copolymers and ionomers business for the month of September 2016 and the divestiture of SKC Haas Display Films group of companies divested on June 30, 2017.

Cost of Sales
Cost of sales was $10.7 billion in the third quarter of 2017, up from $9.8 billion in the third quarter of 2016. COS increased in the third quarter of 2017 primarily due to increased sales volume and higher feedstock, energy and other raw material costs. COS as a percentage of sales was 78.2 percent, compared with 78.8 percent in the same period last year.

For the first nine months of 2017, COS was $31.6 billion, up from $27.1 billion in the first nine months of 2016. COS increased in the first nine months of 2017 primarily due to increased sales volume, higher feedstock, energy and other raw material costs, higher commissioning expenses related to U.S. Gulf Coast growth projects and the addition of Dow Corning's silicones business. COS as a percentage of sales was 77.7 percent compared with 77.0 percent in the same period last year.

Personnel Count
The Company permanently employed approximately 55,000 at September 30, 2017, down from approximately 56,000 at December 31, 2016. The decrease in headcount was primarily a result of the Company's restructuring programs.

Research and Development Expenses
R&D expenses totaled $406 million in the third quarter of 2017, up $7 million (2 percent) from $399 million in the third quarter of 2016. For the first nine months of 2017, R&D expenses totaled $1,227 million, up from $1,159 million in the first nine months of 2016. R&D expenses increased in the first nine months of 2017 primarily due to the addition of Dow Corning's silicones business.

Selling, General and Administrative Expenses
SG&A expenses were $723 million in the third quarter of 2017, down $15 million (2 percent) from $738 million in the third quarter of last year. For the first nine months of 2017, SG&A expenses totaled $2,201 million, up from $2,166 million for the first nine months of 2016. SG&A expenses increased in the first nine months of 2017 primarily due to the addition of Dow Corning's silicones business which was partially offset by cost reduction initiatives and reduced litigation expenses.

Amortization of Intangibles
Amortization of intangibles was $155 million in the third quarter of 2017, down from $162 million in the third quarter of 2016. In the first nine months of 2017, amortization of intangibles was $467 million, up from $387 million in the same period last year. The increase in amortization in the first nine months of 2017 is due to the addition of Dow Corning's silicones business. See Note 10 to the Consolidated Financial Statements for additional information on intangible assets.

Restructuring and Asset Related Charges - Net
DowDuPont Cost Synergy Program
In September 2017, DowDuPont approved initial post-merger actions under the DowDuPont Cost Synergy Program (the "Synergy Program") which is designed to integrate and optimize the organization following the Merger. In connection with the approved actions under the Synergy Program, the Company recorded a pretax restructuring charge for severance and related benefit costs of $139 million in the third quarter of 2017. These actions are expected to be substantially completed by September 30, 2019.

Subsequent Event
On November 1, 2017, the Company approved restructuring actions in connection with the Synergy Program. Based on all actions approved to date under the Synergy Program, the Company expects to record total pretax restructuring charges of about $1.3 billion, comprised of approximately $525 million to $575 million of severance and related benefits costs; $400 million to $440 million of asset related charges, and $290 million to $310 million of costs related to contract terminations. Current estimated total pretax restructuring charges includes the $139 million pretax charge recorded in the third quarter of 2017, comprised of severance and related benefit costs. The Company expects to record pretax restructuring charges of approximately $900 million in the fourth quarter of 2017, with the remaining restructuring charges to be incurred by the end of 2019.

2016 Restructuring Plan
On June 27, 2016, the Board of Directors of the Company approved a restructuring plan that incorporated actions related to the ownership restructure of Dow Corning. These actions, aligned with Dow’s value growth and synergy targets, will result in a global workforce reduction of approximately 2,500 positions, with most of these positions resulting from synergies related to the ownership restructure of Dow Corning. These actions are expected to be substantially completed by June 30, 2018. As a result, the Company recorded pretax restructuring charges of $449 million in the second quarter of 2016 consisting of severance and related benefit costs of $268 million, asset related charges of $153 million and costs associated with exit and disposal activities of $28 million.

In the first nine months of 2017, the Company recorded a favorable adjustment to the 2016 restructuring charge related to costs associated with exit and disposal activities of $3 million. See Note 5 to the Consolidated Financial Statements for details on the Company's restructuring activities.

Integration and Separation Costs
Integration and separation costs, which reflects costs related to the Merger and the ownership restructure of Dow Corning, were $283 million in the third quarter of 2017, up from $127 million in the third quarter of 2016. In the first nine months of 2017, integration and separation costs were $528 million, compared with $228 million in the first nine months of 2016.

Equity in Earnings of Nonconsolidated Affiliates
Dow's share of the earnings of nonconsolidated affiliates was $156 million in the third quarter of 2017, up from $70 million in the third quarter of 2016, primarily due to higher equity earnings from the Kuwait joint ventures and the HSC Group. In the first nine months of 2017, Dow's share of the earnings of nonconsolidated affiliates was $406 million, up from $191 million in the first nine months of 2016, as higher equity earnings from the Kuwait joint ventures and the HSC Group were partially offset by lower equity earnings from Dow Corning as a result of the ownership restructure transaction, and the Thai joint ventures.

Sundry Income (Expense) - Net
Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, interest income, dividends from investments, gains and losses on sales of investments and assets, and certain litigation matters. Sundry income (expense) – net in the third quarter of 2017 was income of $268 million, an increase of $246 million compared with income of $22 million in the third quarter of 2016. The third quarter of 2017 included a $227 million gain related to the divestiture of the EAA copolymers and ionomers business. The third quarter of 2016 included a $33 million charge for an obligation related to the split-off of the Company's chlorine value chain.

Year to date, sundry income (expense) - net was income of $144 million, a decrease of $1,225 million compared with income of $1,369 million in the same period last year. In addition to the amounts previously discussed, the first nine months of 2017 included a $469 million loss related to the Bayer CropScience arbitration matter, a $137 million gain related to the Nova patent infringement matter, and gains on sales of other assets and investments. The first nine months of 2016 included the amounts previously discussed and a $1,235 million loss related to the Company's settlement of the urethane matters class action lawsuit and the opt-out cases litigation, a $2,445 million gain related to the ownership restructure of Dow Corning (the "DCC Transaction"), and gains on sales of other assets and investments. See Notes 4 and 13 to the Consolidated Financial Statements for additional information.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $256 million in the third quarter of 2017, up from $220 million in the third quarter of 2016. Interest expense and amortization of debt discount was $701 million in the first nine months of 2017, up from $629 million in the first nine months of 2016. The increase primarily reflects the effect of the long-term debt assumed in the DCC Transaction.

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

The effective tax rate for the third quarter of 2017 was 43.7 percent, up compared with a 24.9 percent effective tax rate for the third quarter of 2016, primarily reflecting a $267 million charge related to changes in tax attributes in the United States and Germany as a result of the Merger. For the first nine months of 2017, the effective tax rate was 29.6 percent, compared with 6.3 percent for the first nine months of 2016. The tax rate for the first nine months of 2017 reflects charges related to changes in tax attributes as a result of the Merger, a tax benefit from the Bayer CropScience arbitration matter and the adoption of Accounting Standards Update ("ASU") 2016-09, which resulted in the recognition of excess tax benefits related to equity compensation in the provision for income taxes. The tax rate for the first nine months of 2016 was impacted by the non-taxable gain on the DCC Transaction, a tax benefit on the reassessment of a deferred tax liability related to the basis difference in the Company’s investment in Dow Corning and a tax benefit related to the urethane matters class action lawsuit and opt-out cases settlements which more than offset a $57 million tax charge related to the adjustment of an uncertain tax position. See Notes 1, 2, 4, 7 and 13 to the Consolidated Financial Statements for additional information.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $22 million in the third quarter of 2017, up from $14 million in the third quarter of 2016. In the first nine months of 2017, net income attributable to noncontrolling interests was $87 million, up from $54 million in the same period last year.

Preferred Stock Dividends
On December 30, 2016, the Company converted all outstanding shares of its Cumulative Convertible Perpetual Preferred Stock, Series A ("Preferred Stock") into shares of the Company's common stock. As a result of this conversion, no shares of Preferred Stock are issued or outstanding. Preferred stock dividends of $85 million were recognized in the third quarter of 2016 related to the Preferred Stock ($255 million in the first nine months of 2016).

Net Income Available for Common Stockholders
Net income available for common stockholders was $783 million in the third quarter of 2017, compared with $719 million in the third quarter of 2016. Net income available for common stockholders in the first nine months of 2017 was $2,992 million, compared with $4,011 million in the same period of 2016. Effective with the Merger, Dow no longer has publicly traded common stock. Dow's common shares are owned solely by its parent company, DowDuPont.

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents of $8,394 million at September 30, 2017 and $6,607 million at December 31, 2016, of which $5,063 million at September 30, 2017 and $4,890 million at December 31, 2016 was held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. At September 30, 2017, management believed that sufficient liquidity was available in the United States. However, in the unusual event that additional foreign funds are needed in the United States, the Company has the ability to repatriate additional funds. The repatriation could result in an adjustment to the tax liability after considering available foreign tax credits and other tax attributes. It is not practicable to calculate the unrecognized deferred tax liability on undistributed foreign earnings.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Nine Months Ended
In millions	Sep 30, 2017	Sep 30, 2016
Cash provided by (used in):
Operating activities [1]	$4,779	$3,719
Investing activities	(1,806)	(2,498)
Financing activities [1]	(1,509)	(2,792)
Effect of exchange rate changes on cash	323	26
Summary
Increase (decrease) in cash and cash equivalents	$1,787	$(1,545)
Cash and cash equivalents at beginning of year	6,607	8,577
Cash and cash equivalents at end of period	$8,394	$7,032

1.	As updated for ASU 2016-09. See Notes 1 and 2 to the Consolidated Financial Statements for additional information.

Cash Flows from Operating Activities
In the first nine months of 2017, cash provided by operating activities was $4,779 million, reflecting a one-time cash receipt for the Nova patent infringement award and advance payments from customers for long-term ethylene supply agreements, as well as a cash payment related to the Bayer CropScience arbitration matter. In the first nine months of 2016, cash provided by operating activities was $3,719 million, reflecting the impact of cash payments related to the settlement of the urethane matters class action lawsuit and opt-out cases litigation.

Cash Flows from Investing Activities
In the first nine months of 2017, cash used in investing activities was $1,806 million, reflecting capital expenditures, investments in and loans to nonconsolidated affiliates, primarily with Sadara, and proceeds from sales and maturities of investments. In the first nine months of 2016, cash used in investing activities was $2,498 million, primarily due to capital expenditures, including U.S. Gulf Coast projects, and investments in and loans to nonconsolidated affiliates, primarily with Sadara, which were partially offset by net cash acquired in the DCC Transaction.

Capital spending was $2,209 million in the first nine months of 2017, compared with $2,877 million in the first nine months of 2016. The Company expects capital spending in 2017 to be approximately $3.2 billion.

In the first nine months of 2017, the Company loaned an additional $683 million to Sadara and converted $648 million of the loan balance into equity. The Company loaned $52 million to Sadara during October 2017 and does not anticipate extending any additional loans in 2017. All or a portion of the outstanding loans to Sadara could potentially be converted into equity in future periods.

Cash Flows from Financing Activities
In the first nine months of 2017, cash used in financing activities decreased compared with the same period last year, primarily due to issuance of commercial paper and the absence of treasury stock purchases and purchases of noncontrolling interests.

Liquidity & Financial Flexibility
The Company’s primary source of incremental liquidity is cash provided by operating activities. The generation of cash from operations and the Company's ability to access debt markets is expected to meet the Company’s cash requirements for working capital, capital expenditures, debt maturities, contributions to pension plans and other needs. In addition to cash provided by operating activities, the Company’s current liquidity sources also include U.S. and Euromarket commercial paper, committed credit facilities, accounts receivable securitization facilities and other debt markets. Additional details on sources of liquidity are as follows:

Commercial Paper
Dow issues promissory notes under its U.S. and Euromarket commercial paper programs. The Company had $249 million of commercial paper outstanding at September 30, 2017 (zero at December 31, 2016). The Company maintains access to the commercial paper market at competitive rates. Amounts outstanding under the Company's commercial paper programs during the period may be greater, or less, than the amount reported at the end of the period. Subsequent to September 30, 2017, the Company issued approximately $850 million of commercial paper that remains outstanding at November 6, 2017.

Shelf Registration
On October 28, 2016, the Company renewed a shelf registration with the U.S. Securities and Exchange Commission ("SEC") for an unspecified amount of debt securities and warrants to purchase debt securities, with pricing and availability dependent on market conditions. The shelf registration expires in October 2019. A prospectus supplement that registered an unlimited amount of securities for issuance under the Company’s InterNotes program expired on February 19, 2016. The Company remains prepared to file a new prospectus supplement for the InterNotes program with the SEC.

Committed Credit Facilities
In the event Dow has short-term liquidity needs and is unable to issue commercial paper for any reason, Dow has the ability to access liquidity through its committed and available credit facilities. At September 30, 2017, the Company had total committed credit facilities of $10.9 billion and available credit facilities of $6.4 billion. See Note 12 for additional information on committed and available credit facilities.

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

Accounts Receivable Securitization Facilities
The Company has access to committed accounts receivable securitization facilities in the United States and Europe, from which amounts available for funding are based upon available and eligible accounts receivable within each of the facilities. The Company renewed the United States facility in June 2015 for a term that extends to June 2018. The Europe facility was renewed in July 2015 for a term that extends to July 2018. See Note 11 to the Consolidated Financial Statements for further information.

Debt
As Dow continues to maintain its strong balance sheet and financial flexibility, management is focused on net debt (a non-GAAP financial measure), as Dow believes this is the best representation of the Company’s financial leverage at this point in time. As shown in the following table, net debt is equal to total gross debt minus "Cash and cash equivalents." At September 30, 2017, net debt as a percent of total capitalization decreased to 29.7 percent, compared with 35.1 percent at December 31, 2016, primarily due to current year earnings, a decrease in accumulated other comprehensive loss and an increase in cash and cash equivalents.

Total Debt	Sep 30, 2017	Dec 31, 2016
In millions
Notes payable	$584	$272
Long-term debt due within one year	578	635
Long-term debt	20,004	20,456
Gross debt	$21,166	$21,363
Cash and cash equivalents	$8,394	$6,607
Net debt	$12,772	$14,756
Gross debt as a percent of total capitalization	41.1%	44.0%
Net debt as a percent of total capitalization	29.7%	35.1%

Dow's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. The Company's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of the Company's consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement equals or exceeds $500 million. The ratio of the Company's consolidated indebtedness to consolidated capitalization as defined in the Five Year Competitive Advance and Revolving Credit Facility Agreement was 0.40 to 1.00 at September 30, 2017. Management believes the Company was in compliance with all of its covenants and default provisions at September 30, 2017. For information on Dow's covenants and default provisions, see Note 17 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

Credit Ratings
The Company's credit ratings are as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB	A-2	Stable
Moody’s Investors Service	Baa2	P-2	Stable
Fitch Ratings	BBB	F2	Watch Positive

Downgrades in the Company's credit ratings will increase borrowing costs on certain indentures and could impact the Company's ability to access credit markets.

Dividends
On July 13, 2017, the Board of Directors announced the declaration of a quarterly dividend of $0.46 per share to stockholders of record on July 31, 2017, which was paid on October 2, 2017.

Effective with the Merger, Dow no longer has publicly traded common stock. Dow's common shares are owned solely by its parent company, DowDuPont. As a result, the Company’s Board of Directors will review and determine on a periodic basis whether or not there will be a dividend distribution to DowDuPont.

Share Repurchase Program
Effective with the Merger, Dow no longer has publicly traded common stock and there is no ongoing share repurchase program.

Pension Plans
The Company has defined benefit pension plans in the United States and a number of other countries. The Company's funding policy is to contribute to the plans when pension laws and/or economics either require or encourage funding. In the second quarter of 2017, the Company increased its estimate and expects to contribute approximately $520 million to its pension plans in 2017.

The provisions of a U.S. non-qualified pension plan require the payment of plan obligations to certain participants upon a change in control of the Company, which occurred when the Company merged with DuPont. In the fourth quarter of 2017, the Company expects to make payments of approximately $900 million and record a settlement charge of approximately $450 million, subject to fourth quarter participant annuity elections, which could materially impact the projected payments and settlement charge once known and quantifiable. On October 6, 2017, the Company transferred $410 million to an insurance company in anticipation of annuity purchases for plan participants who will receive a lump sum distribution of their plan benefits as a result of the plan's change in control provision and who elect to direct Dow to purchase an annuity on their behalf using the after-tax proceeds of the lump sum. All transactions are expected to be completed by December 31, 2017. For additional information regarding the Company's pension plans, see Note 16 to the Consolidated Financial Statements and Note 18 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Restructuring
The activities related to the 2016 and 2017 restructuring plans are expected to result in additional cash expenditures of approximately $200 million, primarily through September 30, 2019, consisting of severance and related benefit costs and costs associated with exit and disposal activities, including environmental remediation (see Note 5 to the Consolidated Financial Statements). The Company expects to incur additional costs in the future related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations, and to ensure competitiveness across its businesses and geographic areas. Future costs are expected to include demolition costs related to closed facilities and restructuring plan implementation costs; these costs will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

Subsequent Event
On November 1, 2017, the Company approved restructuring actions in connection with the DowDuPont Cost Synergy Program (the “Synergy Program”). Based on all actions approved to date under the Synergy Program, the Company expects to record total pretax restructuring charges of about $1.3 billion, comprised of approximately $525 million to $575 million of severance and related benefits costs; $400 million to $440 million of asset related charges, and $290 million to $310 million of costs related to contract terminations. Current estimated total pretax restructuring charges includes the $139 million pretax charge recorded in the third quarter of 2017, comprised of severance and related benefit costs. The Company expects to record pretax restructuring charges of approximately $900 million in the fourth quarter of 2017, with the remaining restructuring charges to be incurred by the end of 2019. Future cash payments related to this charge are anticipated to be approximately $815 million to $885 million, primarily related to the payment of severance and related benefits and contract termination costs.

Contractual Obligations
Information related to the Company’s contractual obligations, commercial commitments and expected cash requirements for interest at December 31, 2016, can be found in Notes 15, 17, 18, 19 and 23 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. With the exception of the items noted in the table below, there have been no material changes in the Company’s contractual obligations since December 31, 2016.

The following table includes the Company's long-term debt obligations and expected cash requirements for interest at September 30, 2017, reflecting the original extension option of the DCC Term Loan facility which was exercised in the second quarter of 2017, as well as the additional extension option which Dow Corning intends to exercise. Additional information related to these obligations can be found in Note 12 to the Consolidated Financial Statements. Also included in the table are the Company's future obligations related to its pension and other postretirement benefit plans at September 30, 2017, reflecting the impact of the Merger. Additional information related to these obligations can be found in Note 16 to the Consolidated Financial Statements. The following table has been updated to conform with the presentation adopted for DowDuPont.

Contractual Obligations	Payments Due In
In millions	2017	2018-2019	2020-2021	2022 and beyond	Total
Long-term debt obligations [1]	$78	$7,686	$3,392	$9,780	$20,936
Expected cash requirements for interest [2]	256	1,871	1,279	6,644	10,050
Pension and other postretirement benefits [3]	1,062	845	1,847	7,653	11,407
Purchase obligations [4]	2,753	5,275	4,197	8,035	20,260
Total	$4,149	$15,677	$10,715	$32,112	$62,653

1.	Excludes unamortized debt discount and issuance costs of $354 million. Includes capital lease obligations of $281 million.

2.	Cash requirements for interest on long-term debt was calculated using current interest rates at September 30, 2017, and includes approximately $5,079 million of various floating rate notes.

3.	Includes obligations to contribute to overfunded pension plans through 2022.

4.	Includes outstanding purchase orders and other commitments greater than $1 million, obtained through a survey conducted within the Company.

Off-Balance Sheet Arrangements
Off-balance sheet arrangements are obligations the Company has with nonconsolidated entities related to transactions, agreements or other contractual arrangements. The Company holds variable interests in certain joint ventures accounted for under the equity method of accounting. The Company is not the primary beneficiary of these joint ventures and therefore is not required to consolidate these entities (see Note 20 to the Consolidated Financial Statements). In addition, see Note 11 to the Consolidated Financial Statements for information regarding the transfer of financial assets.

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. The Company had outstanding guarantees at September 30, 2017 of $5,813 million, down from $6,043 million at December 31, 2016.

Additional information related to guarantees can be found in the “Guarantees” section of Note 13 to the Consolidated Financial Statements.

Fair Value Measurements
See Note 19 for additional information concerning fair value measurements, including the Company's interest held in trade receivable conduits.

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

Goodwill
Effective with the Merger, the Company updated its reporting units to align with the level at which discrete financial information is available for review by management. The new reporting units are: Agriculture, Coatings & Performance Monomers, Construction Chemicals, Consumer Solutions, Electronics & Imaging, Energy Solutions, Hydrocarbons & Energy, Industrial Biosciences, Industrial Solutions, Nutrition & Health, Packaging and Specialty Plastics, Polyurethanes & CAV, Safety & Construction and Transportation & Advanced Polymers. At September 30, 2017, goodwill is carried by all of these reporting units.

As disclosed in Dow's 2016 Form 10-K, as part of its annual goodwill impairment testing the Company performed additional sensitivity analysis, the results of which indicated that the fair value of the Dow Coating Materials reporting unit (now part of Coatings & Performance Monomers) did not significantly exceed its carrying amount. The Company continued to monitor the performance of the Coatings & Performance Monomers reporting unit, as benchmarked against its long-term financial plan, and evaluates industry and company-specific circumstances which affect the financial results of this reporting unit, including customer consolidation, changes in demand growth in certain end-markets, fluctuations in sales growth in emerging geographies and results of new product launches. At September 30, 2017, the Company concluded that no events or changes in circumstances have occurred which would indicate that the fair value of the Coatings & Performance Monomers reporting unit has more likely than not been reduced below its carrying amount.

The long-term financial plan for the Coatings & Performance Monomers reporting unit, which underlies the above conclusion, contains numerous assumptions including, but not limited to: expected market growth rates; success of sales and marketing efforts; commercialization of innovation programs; benefit of cost reduction programs; availability of capital and expense resources to execute growth initiatives; impact of competitor actions; industry supply and demand balances; and, macroeconomic factors such as foreign currency exchange rates and interest rates. If the Coatings & Performance Monomers reporting unit does not achieve the financial performance that the Company expects, it is reasonably possible that an impairment of goodwill may result. An annual goodwill impairment test for the Coatings & Performance Monomers reporting unit will be completed during the fourth quarter of 2017. At September 30, 2017, the Coatings & Performance Monomers reporting unit had goodwill of $2,509 million.

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

Asbestos-Related Claim Activity	2017	2016
Claims unresolved at Jan 1	16,141	18,778
Claims filed	5,598	5,909
Claims settled, dismissed or otherwise resolved	(6,560)	(7,052)
Claims unresolved at Sep 30	15,179	17,635
Claimants with claims against both UCC and Amchem	(5,544)	(6,444)
Individual claimants at Sep 30	9,635	11,191

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

For additional information, see Asbestos-Related Matters of Union Carbide Corporation in Note 13 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings.

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

Dow uses value-at-risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Company is a variance/covariance model. This model uses a 97.5 percent confidence level and includes at least one year of historical data. The September 30, 2017, 2016 year-end and 2016 average daily VAR for the aggregate of all positions are shown below. These amounts are immaterial relative to the total equity of the Company.

Total Daily VAR by Exposure Type	Sep 30, 2017	2016
In millions		Year-end	Average
Commodities	$35	$24	$23
Equity securities	$5	$17	$16
Foreign exchange	$38	$28	$9
Interest rate	$78	$82	$90
Composite	$156	$151	$138

The Company’s daily VAR for the aggregate of all positions increased from a composite VAR of $151 million at December 31, 2016, to a composite VAR of $156 million at September 30, 2017. Commodities and foreign exchange VAR increased due to an increase in long-term managed exposures. Equity securities VAR decreased due to a reduction in managed exposures and a decline in equity volatility. The interest rate VAR decreased due to a drop in yield volatility. See Note 11 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, for further disclosure regarding market risk.

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

Effective August 31, 2017, pursuant to the merger of equals transactions contemplated by the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017, the Company and E. I. du Pont de Nemours and Company (“DuPont”) each merged with subsidiaries of DowDuPont Inc. and, as a result, Dow and DuPont became subsidiaries of DowDuPont Inc. The Company’s internal control over financial reporting continued to operate as designed to support the consolidation of Dow into DowDuPont Inc.

The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred during the third quarter of 2017. For a current status of this matter, see Note 13 to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

Environmental Matters
Dow Corning Corporation ("Dow Corning"), a wholly owned subsidiary of the Company, has received the following notifications from the EPA, Region Five related to Dow Corning’s Midland manufacturing facility (the “Facility”): 1) a Notice of Violation and Finding of Violation (received in April 2012) which alleges a number of violations in connection with the detection, monitoring and control of certain organic hazardous air pollutants at the Facility and various recordkeeping and reporting violations under the Clean Air Act and 2) a Notice of Violation (received in May 2015) alleging a number of violations relating to the management of hazardous wastes at the Facility pursuant to the Resource Conservation and Recovery Act. While Dow Corning contests these allegations, resolution may result in a penalty in excess of $100,000. Discussions between the EPA, the U.S. Department of Justice and Dow Corning are ongoing.

ITEM 1A.  RISK FACTORS
The following risk factor was added in the third quarter of 2017:

DowDuPont Merger: Failure to successfully integrate the new combined operations of DowDuPont and execute the intended separation of the agriculture business, specialty products business and materials science business could result in business disruption, operational problems, financial loss and similar risk, any of which could have a material adverse effect on Dow’s consolidated financial condition, results of operations, credit rating or liquidity.
On August 31, 2017, Dow and DuPont completed the previously announced merger of equals transaction and, as a result, each of Dow and DuPont became subsidiaries of DowDuPont (the "Merger"). Subsequent to the Merger, Dow and DuPont intend to pursue the separation of DowDuPont's agricultural business, specialty products business and materials science business through one or more tax-efficient transactions (“Intended Business Separations”). Many factors could impact the combined company, its subsidiaries, Dow and DuPont, as well as the Intended Business Separations including: (i) successful integration of the respective agriculture, materials science and specialty products businesses of Dow and DuPont, including anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, productivity actions, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management and expansion and growth of the new combined company’s operations, (ii) achievement of anticipated synergies, risks and costs and pursuit and/or implementation of the potential Intended Business Separations, including anticipated timing, and any changes to the configuration of businesses included in the potential separation if implemented, (iii) potential litigation relating to the Merger and proposed Intended Business Separations that could be instituted against Dow, DuPont or their respective directors, (iv) the risk that disruptions from the Merger and proposed Intended Business Separations will harm Dow’s or DuPont’s business, including current plans and operations, (v) the ability of Dow or DuPont to retain and hire key personnel, (vi) potential adverse reactions or changes to business relationships resulting from the announcement or completion of the Merger, (vii) uncertainty as to the long-term value of DowDuPont common stock, (viii) continued availability of capital and financing and rating agency actions, (ix) legislative, regulatory and economic developments, (x) potential business uncertainty during the pendency of the Merger that could affect Dow’s and/or DuPont’s economic performance, (xi) certain contractual restrictions that could be imposed on Dow and/or DuPont during the pendency of the Merger that might impact Dow’s or DuPont’s ability to pursue certain business opportunities or strategic transactions and (xii) unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, as well as management’s response to any of the aforementioned factors.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
Not applicable.

ITEM 6.  EXHIBITS
See the Exhibit Index of this Quarterly Report on Form 10-Q for exhibits filed with this report.

The Dow Chemical Company and Subsidiaries Trademark Listing

®™ BETAFORCE, BETAMATE, BETASEAL, DOW, DOW CORNING, DOW SEMENTES, FILMTEC, GREAT STUFF, MOLYKOTE, MULTIBASE, STYROFOAM, TPSiV are trademarks of The Dow Chemical Company ("Dow") or an affiliated company of Dow.

®™ ENLIST, MORGAN are trademarks of Dow AgroSciences LLC.

The Dow Chemical Company and Subsidiaries Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOW CHEMICAL COMPANY
Registrant
Date: November 6, 2017

/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Controller and Vice President
of Controllers and Tax

The Dow Chemical Company and Subsidiaries Exhibit Index

EXHIBIT NO.	DESCRIPTION

3(i)
The Amended and Restated Certificate of Incorporation of The Dow Chemical Company as filed with the Secretary of State, State of Delaware on August 31, 2017, incorporated by reference to Exhibit 3.1 to The Dow Chemical Company Current Report on Form 8-K filed September 1, 2017.

3(ii)	The Amended and Restated Bylaws of The Dow Chemical Company, incorporated by reference to Exhibit 3.2 to The Dow Chemical Company Current Report on Form 8-K filed September 1, 2017.

10(a)(iv)
The Dow Chemical Company Executives' Supplemental Retirement Plan - Restricted and Cadre Benefits, as restated and effective September 1, 2017, incorporated by reference to Current Report on Form 8-K filed November 3, 2017.

10(a)(v)
The Dow Chemical Company Executives' Supplemental Retirement Plan - Supplemental Benefits, as restated and effective September 1, 2017, incorporated by reference to Current Report on Form 8-K filed on November 3, 2017.

10(g)(i)	Retirement agreement dated July 12, 2017 between Joe Harlan and The Dow Chemical Company, incorporated by reference to Current Report on Form 8-K filed November 3, 2017.

10(dd)(iv)
The Dow Chemical Company Elective Deferral Plan (Post 2004), restated and effective September 1, 2017, incorporated by reference to Exhibit 4.1 to The Dow Chemical Company Registration Statement on Form S-8 filed September 5, 2017.

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