Form 10-K
period 2017-12-31
DOW CHEMICAL CO /DE/
filed 2018-02-15
CIK 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Registrant’s telephone number, including area code: 989-636-1000
Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes     ☑  No

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes      ☑ No
At February 15, 2018, 100 shares of common stock were outstanding, all of which were held by the registrant's parent, DowDuPont Inc.
The registrant meets the conditions set forth in General Instructions I(l)(a) and (b) for Form 10-K and is therefore filing this form with a reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE
None

The Dow Chemical Company
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2017

The Dow Chemical Company and Subsidiaries

Throughout this Annual Report on Form 10-K, except as otherwise noted by the context, the terms "Company" or "Dow" as used herein mean The Dow Chemical Company and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report including, without limitation, the following sections: “Item 1. Business,” “Management's Discussion and Analysis,” and “Risk Factors.” These forward-looking statements are generally identified by the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “may,” “opportunity,” “outlook,” “plan,” “project,” “should,” “strategy,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.

On December 11, 2015, Dow and E.I. du Pont de Nemours and Company ("DuPont") entered into an Agreement and Plan of Merger, as amended on March 31, 2017 (the "Merger Agreement"), under which the companies would combine in an all-stock merger of equals transaction (the "Merger"). Effective August 31, 2017, the Merger was completed and each of Dow and DuPont became subsidiaries of DowDuPont Inc. ("DowDuPont").

Some of the important risks associated with the Merger and the intended separation of DowDuPont’s materials science business under the Dow brand as well as the intended separation of DowDuPont’s agriculture and specialty products businesses in one or more tax efficient transactions on anticipated terms (the “Intended Business Separations”) that could cause Dow’s actual results to differ materially from those projected in any such forward-looking statements include, but are not limited to: (i) costs to achieve and achieving successful integration of the respective agriculture, materials science and specialty products businesses of Dow and DuPont, anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, productivity actions, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the combined operations; (ii) costs to achieve and achievement of the anticipated synergies by the combined agriculture, materials science and specialty products businesses; (iii) risks associated with the Intended Business Separations, including conditions which could delay, prevent or otherwise adversely affect the proposed transactions, including possible issues or delays in obtaining required regulatory approvals or clearances related to the Intended Business Separations, associated costs, disruptions in the financial markets or other potential barriers; (iv) disruptions or business uncertainty, including from the Intended Business Separations, could adversely impact Dow’s business (either directly or indirectly in connection with disruptions to DowDuPont or DuPont); (v) risks to DowDuPont's, Dow's and DuPont's business, operations and results of operations from: the availability of and fluctuations in the cost of energy and feedstocks; balance of supply and demand and the impact of balance on prices; failure to develop and market new products and optimally manage product life cycles; ability, cost and impact on business operations, including the supply chain, of responding to changes in market acceptance, rules, regulations and policies and failure to respond to such changes; outcome of significant litigation, environmental matters and other commitments and contingencies; failure to appropriately manage process safety and product stewardship issues; global economic and capital market conditions, including the continued availability of capital and financing, as well as inflation, interest and currency exchange rates; changes in political conditions, business or supply disruptions; security threats, such as acts of sabotage, terrorism or war, natural disasters and weather events and patterns which could result in a significant operational event for the Company or adversely impact demand or production; ability to discover, develop and protect new technologies and to protect and enforce the Company's intellectual property rights; failure to effectively manage acquisitions, divestitures, alliances, joint ventures and other portfolio changes; unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, as well as management's response to any of the aforementioned factors. These risks are and will be more fully discussed in the current, quarterly and annual reports filed with the U.S. Securities and Exchange Commission by DowDuPont. While the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on Dow’s consolidated financial condition, results of operations, credit rating or liquidity. Neither Dow nor DowDuPont assumes any obligation to publicly provide revisions or updates to any forward-looking statements whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

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

Merger with DuPont
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

Effective with the Merger, Dow’s business activities are components of its parent company’s business operations. Dow’s business activities, including the assessment of performance and allocation of resources, ultimately are reviewed and managed by DowDuPont. Information used by the chief operating decision maker of Dow relates to the Company in its entirety. Accordingly, there are no separate reportable business segments for the Company under Accounting Standards Codification Topic 280 “Segment Reporting” and the Company’s business results are reported in this Form 10-K as a single operating segment.

Also effective with the Merger, DowDuPont owns all of the common stock of Dow, and Dow has met the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K “Omission of Information by Certain Wholly-Owned Subsidiaries.” As a result, the Company is filing this Form 10-K with a reduced disclosure format. In addition, the Company has elected to make certain changes in the presentation of its Consolidated Financial Statements and Notes to the Consolidated Financial Statements to conform with the presentation adopted for DowDuPont. See Note 1 to the Consolidated Financial Statements for further discussion of these changes and Note 3 for additional information on the Merger.

Available Information
The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge at www.dow-dupont.com/investors, as soon as reasonably practicable after the reports are electronically filed or furnished with the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains these reports as well as proxy statements and other information regarding issuers that file electronically. The SEC's website is at www.sec.gov. The Company's and DowDuPont's website and their content are not deemed incorporated by reference into this report.

Principal Product Groups
Dow combines science and technology knowledge to develop premier materials science solutions that are essential to human progress. Dow has one of the strongest and broadest toolkits in the industry, with robust technology, asset integration, scale and competitive capabilities that enable it to address complex global issues. Dow’s market-driven, industry-leading portfolio of advanced materials, industrial intermediates and plastics deliver a broad range of differentiated technology-based products and solutions to customers in approximately 175 countries in high-growth markets such as packaging, infrastructure and consumer care. The Company's more than 7,000 product families are manufactured at 178 sites in 35 countries across the globe. In 2017, Dow had annual sales of approximately $56 billion. The following is a description of the Company’s principal product groups:

Coatings & Performance Monomers
Coatings & Performance Monomers leads innovation in technologies that help advance the performance of paints and coatings and also provides critical building blocks needed for the production of coatings, textiles and home and personal care products. Its water-based acrylic emulsion technology revolutionized the global paint industry. This product grouping offers innovative and sustainable product solutions to accelerate paint and coatings performance across diverse market segments, including architectural paints and coatings, as well as industrial coatings applications used in paper, leather, wood, metal packaging, traffic markings, maintenance and protective industries. Coatings & Performance Monomers is a worldwide supplier of plastics additives used in a large variety of applications ranging from packaging to consumer appliances and office equipment.

Construction Chemicals
Construction Chemicals combines its deep application know-how, materials science and formulation competence to offer manufacturers key building blocks for formulating efficient and differentiated building and construction materials. With a broad range of technologies - including cellulose ethers, redispersible latex powders, silicones and acrylic emulsions - Construction Chemicals is a leading supplier to customers around the world and addresses the specific requirements of the industry across many market segments and applications, from roofing to flooring, and gypsum-, cement-, concrete- or dispersion-based building materials. Construction Chemicals' chemistries are designed to help advance the performance, durability and aesthetics of buildings and infrastructure.

Consumer Solutions
Consumer Solutions collaborates closely with global and regional brand owners to deliver innovative solutions for creating new and unrivaled consumer benefits and experiences; provides standalone silicone and acrylic-based materials that are used in a wide range of applications including adhesion promoters, coupling agents, crosslinking agents, dispersing agents and surface modifiers; and uses innovative, versatile silicone-based technology to provide solutions and ingredients to customers in personal care, consumer goods, silicone elastomers and the pressure sensitive industry.

Crop Protection
Crop Protection serves the global production agriculture industry with crop protection products for field crops such as wheat, corn, soybean and rice, and specialty crops such as trees, fruits and vegetables. Principal crop protection products are weed control, disease control and insect control offerings for foliar or soil application or as a seed treatment.

Electronics & Imaging
Electronics & Imaging is a leading global supplier of differentiated materials and systems for a broad range of consumer electronics including mobile devices, television monitors, personal computers and electronics used in a variety of industries. Dow offers a broad portfolio of semiconductor and advanced packaging materials including chemical mechanical planarization ("CMP") pads and slurries, photoresists and advanced coatings for lithography, metallization solutions for back-end-of-line advanced chip packaging, and silicones for light emitting diode ("LED") packaging and semiconductor applications. This product line also includes innovative metallization processes for metal finishing, decorative, and industrial applications and cutting-edge materials for the manufacturing of rigid and flexible displays for liquid crystal displays and quantum dot applications.

Energy Solutions
Energy Solutions supplies smart, innovative and customized solutions to enhance productivity and efficiency in the oil, gas and mining markets. This product grouping is aligned with all markets of the oil and gas industry - including exploration, production (including enhanced oil recovery), refining, gas processing and gas transmission.

Hydrocarbons & Energy
Hydrocarbons & Energy is one of the largest global producers of ethylene, an internal feedstock; and a leading producer of propylene and aromatics products that are used to manufacture materials that consumers use every day. It also produces and procures the power used by the Company's manufacturing sites. Hydrocarbons & Energy leverages its global scale, operational discipline and feedstock flexibility to create a cost-advantaged foundation for the Company. In the U.S. & Canada, the increased supplies of natural gas and natural gas liquids (“NGLs”) remain a key cost-competitive advantage for the Company's ethane- and propane-based production. The Company's U.S. and European ethylene production facilities have the flexibility to use different feedstocks in response to price conditions.

Industrial Biosciences
Industrial Biosciences is an innovator that works with customers to improve the performance, productivity and sustainability of their products and processes through advanced microbial control technologies such as advanced diagnostics and biosensors, ozone delivery technology and biological microbial control.

Industrial Solutions
Industrial Solutions provides a broad portfolio of sustainable solutions that address world needs by enabling and improving the manufacture of consumer and industrial goods and services, including products and innovations that minimize friction and heat in mechanical processes, manage the oil and water interface, deliver active ingredients for maximum effectiveness, facilitate dissolvability, enable product identification and provide the foundational building blocks for the development of chemical technologies. Industrial Solutions supports manufacturers associated with a large variety of end-markets, notably better crop protection offerings in agriculture, coatings, detergents and cleaners, solvents for electronics processing, inks and textiles. Dow is also the world’s largest producer of purified ethylene oxide.

Nutrition & Health
Nutrition & Health uses cellulosics and other technologies to improve the functionality and delivery of food and the safety and performance of pharmaceutical products.

Packaging and Specialty Plastics
Packaging and Specialty Plastics serves high-growth, high-value sectors using world-class technology and a rich innovation pipeline that creates competitive advantages for customers and the entire value chain. Dow is also the leader in polyolefin elastomers and ethylene propylene diene monomer elastomers. Market growth is expected to be driven by major shifts in population demographics; improving socioeconomic status in emerging geographies; consumer and brand owner demand for increased functionality; global efforts to reduce food waste; growth in telecommunications networks; global development of electrical transmission and distribution infrastructure; and renewable energy applications.

Polyurethanes & CAV
Polyurethanes & Chlor-Alkali & Vinyl ("CAV") is the world’s largest producer of propylene oxide and propylene glycol, a leading producer of polyether polyols and aromatic isocyanates that serve energy efficiency, consumer comfort and industrial market sectors, and an industry leader in the development of fully formulated polyurethane systems. Propylene oxide is produced using the chlorohydrin process as well as hydrogen peroxide to propylene oxide manufacturing technology. The product group also provides cost advantaged chlorine and caustic soda supply and markets caustic soda, a valuable co-product of the chlor-alkali manufacturing process, and ethylene dichloride and vinyl chloride monomer.

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

Transportation & Advanced Polymers
Transportation & Advanced Polymers provides high-performance adhesives, lubricants and fluids to engineers and designers in the transportation, electronics and consumer end-markets. Key products include MOLYKOTE® lubricants, DOW CORNING® silicone solutions for healthcare, MULTIBASE™ TPSiV™ silicones for thermoplastics and BETASEAL™, BETAMATE™ and BETAFORCE™ structural and elastic adhesives.

Corporate
Corporate includes certain enterprise and governance activities (including insurance operations, environmental operations, geographic management, etc.); business incubation platforms; non-business aligned joint ventures; gains and losses on the sales of financial assets; severance costs; non-business aligned litigation expenses; and discontinued or non-aligned businesses.

PRINCIPAL PRODUCT GROUP AND GEOGRAPHIC REGION RESULTS
See Note 25 to the Consolidated Financial Statements for information regarding sales by principal product group as well as sales and total assets by geographic region.

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

Key raw materials purchased for use in the manufacturing process include: acetone, benzene, butane, condensate, electric power, ethane, hexene, methanol, methyl methacrylate, naphtha, natural gas, propane, pygas, silica and styrene. Key raw materials that are produced internally and procured from external sources for internal consumption include aniline, aqueous hydrochloric acid, butyl acrylate, chlorine, ethylene, octene, propylene and silicon metal. Hydrogen peroxide is produced internally and procured through a consolidated variable interest entity and a joint venture. The Company had adequate supplies of raw materials in 2017, and expects to continue to have adequate supplies of raw materials in 2018.

RESEARCH AND DEVELOPMENT
The Company is engaged in a continuous program of basic and applied research to develop new products and processes, to improve and refine existing products and processes and to develop new applications for existing products. Research and development expenses were $1,637 million in 2017, $1,584 million in 2016 and $1,598 million in 2015.

PATENTS, LICENSES AND TRADEMARKS
The Company continually applies for and obtains U.S. and foreign patents and has a substantial number of pending patent applications throughout the world. At December 31, 2017, the Company owned approximately 6,100 active U.S. patents and 29,100 active foreign patents as follows:

Remaining Life of Patents Owned at Dec 31, 2017	United States	Foreign
Within 5 years	1,400	5,400
6 to 10 years	1,300	9,200
11 to 15 years	2,700	13,300
16 to 20 years	700	1,200
Total	6,100	29,100

Dow’s primary purpose in obtaining patents is to protect the results of its research for use in operations and licensing. Dow is party to a substantial number of patent licenses and other technology agreements. Dow also has a substantial number of trademarks and trademark registrations in the United States and in other countries, including the “Dow in Diamond” trademark. Although the Company considers that its patents, licenses and trademarks in the aggregate constitute a valuable asset, it does not regard its business as being materially dependent on any single or group of related patents, licenses or trademarks.

PRINCIPAL PARTLY OWNED COMPANIES
Dow’s principal nonconsolidated affiliates at December 31, 2017, including direct or indirect ownership interest for each, are listed below:

Principal Nonconsolidated Affiliate	Ownership Interest	Business Description
EQUATE Petrochemical Company K.S.C.	42.50%	A Kuwait-based company that manufactures ethylene, polyethylene and ethylene glycol, and manufactures and markets monoethylene glycol, diethylene glycol and polyethylene terephthalate resins
The HSC Group:
DC HSC Holdings LLC [1]	50.00%	A U.S.-based group of companies that manufactures polycrystalline silicon products
Hemlock Semiconductor L.L.C.	50.10%	A U.S. company that sells polycrystalline silicon products
The Kuwait Olefins Company K.S.C.	42.50%	A Kuwait-based company that manufactures ethylene and ethylene glycol
The Kuwait Styrene Company K.S.C.	42.50%	A Kuwait-based company that manufactures styrene monomer
Map Ta Phut Olefins Company Limited [2]	32.77%	A Thailand-based company that manufactures propylene and ethylene
Sadara Chemical Company [3]	35.00%
A Saudi Arabian company that manufactures chlorine, ethylene, propylene and aromatics for internal consumption and manufactures and sells polyethylene, ethylene oxide and propylene oxide derivative products and isocyanates

The SCG-Dow Group:
Siam Polyethylene Company Limited	50.00%	A Thailand-based company that manufactures polyethylene
Siam Polystyrene Company Limited	50.00%	A Thailand-based company that manufactures polystyrene
Siam Styrene Monomer Co., Ltd.	50.00%	A Thailand-based company that manufactures styrene
Siam Synthetic Latex Company Limited	50.00%	A Thailand-based company that manufactures latex

1.	DC HSC Holdings LLC holds an 80.5 percent indirect ownership interest in Hemlock Semiconductor Operations LLC.

2.
The Company's effective ownership of Map Ta Phut Olefins Company Limited is 32.77 percent, of which the Company directly owns 20.27 percent and indirectly owns 12.5 percent through its equity interest in Siam Polyethylene Company Limited and Siam Synthetic Latex Company Limited.

3.
Dow is responsible for marketing the majority of Sadara products outside of the Middle East zone through the Company's established sales channels. Under this arrangement, the Company purchases and sells Sadara products for a marketing fee.

See Note 12 to the Consolidated Financial Statements for additional information regarding nonconsolidated affiliates.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
In 2017, the Company derived 65 percent of its sales and had 34 percent of its property investment outside the United States. While the Company’s international operations may be subject to a number of additional risks, such as changes in foreign currency exchange rates and geopolitical risks in emerging geographies, the Company does not regard its foreign operations, on the whole, as carrying any greater risk than its operations in the United States. Information on sales and long-lived assets by geographic region for each of the last three years appears in Note 25 to the Consolidated Financial Statements, and discussions of the Company’s risk management program for foreign currency exchange and interest rate risk management appear in Part I, Item 1A. Risk Factors; Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk; and Note 21 to the Consolidated Financial Statements.

PROTECTION OF THE ENVIRONMENT
Matters pertaining to the environment are discussed in Part I, Item 1A. Risk Factors; Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; and Notes 1 and 16 to the Consolidated Financial Statements. In addition, detailed information on Dow's performance regarding environmental matters and goals can be found online on Dow's Science & Sustainability webpage at www.dow.com. The Company's website and its content are not deemed incorporated by reference into this report.

EMPLOYEES
At December 31, 2017, the Company permanently employed approximately 54,000 people on a full-time basis.

OTHER ACTIVITIES
Dow engages in the property and casualty insurance and reinsurance business primarily through its Liana Limited subsidiaries.

ITEM 1A. RISK FACTORS
The factors described below represent the Company's principal risks.

Global Economic Considerations: The Company operates in a global, competitive environment which gives rise to operating and market risk exposure.
The Company sells its broad range of products and services in a competitive, global environment, and competes worldwide for sales on the basis of product quality, price, technology and customer service. Increased levels of competition could result in lower prices or lower sales volume, which could have a negative impact on the Company's results of operations. Sales of the Company's products are also subject to extensive federal, state, local and foreign laws and regulations, trade agreements, import and export controls and duties and tariffs. The imposition of additional regulations, controls and duties and tariffs or changes to bilateral and regional trade agreements could result in lower sales volume, which could negatively impact the Company's results of operations.

Economic conditions around the world, and in certain industries in which the Company does business, also impact sales price and volume. As a result, market uncertainty or an economic downturn in the geographic regions or industries in which Dow sells its products could reduce demand for these products and result in decreased sales volume, which could have a negative impact on Dow's results of operations.

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

The Company has a number of investments in the U.S. Gulf Coast to take advantage of increasing supplies of low-cost natural gas and NGLs derived from shale gas including: the restart of the St. Charles Operations (SCO-2) ethylene production facility in December 2012; construction of a new on-purpose propylene production facility, which commenced operations in December 2015; completion of a major maintenance turnaround in December 2016 at an ethylene production facility in Plaquemine, Louisiana, which included expanding the facility’s ethylene production capacity by up to 250 kilotonnes per annum ("KTA") and modifications to enable full ethane cracking flexibility; and, construction of a new world-scale ethylene production facility in Freeport, Texas, which commenced operations in the third quarter of 2017, and a capacity expansion project which will bring the facility's total ethylene capacity to 2,000 KTA. As a result of these investments, the Company's exposure to purchased ethylene and propylene is expected to decline, offset by increased exposure to ethane- and propane-based feedstocks.

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
Certain of the claims and lawsuits facing the Company purport to be class actions and seek damages in very large amounts. All such claims are contested. With the exception of the possible effect of the asbestos-related liability of Union Carbide Corporation (“Union Carbide”) and Chapter 11 related matters of Dow Corning Corporation ("Dow Corning") as described below, it is the opinion of the Company's management that the possibility is remote that the aggregate of all such claims and lawsuits will have a material adverse impact on the Company's consolidated financial statements.

Union Carbide is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past four decades. At December 31, 2017, Union Carbide's total asbestos-related liability, including defense and processing costs, was $1,369 million ($1,490 million at December 31, 2016).

In 1995, Dow Corning, a former 50:50 joint venture, voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code in order to resolve breast implant liabilities and related matters ("Chapter 11 Proceeding"). Dow Corning emerged from the Chapter 11 Proceeding on June 1, 2004, and is implementing the Joint Plan of Reorganization (the "Plan"). The Plan provides funding for the resolution of breast implant and other product liability litigation covered by the Chapter 11 Proceeding and provides a process for the satisfaction of commercial creditor claims in the Chapter 11 Proceeding. At December 31, 2017, Dow Corning's liability for breast implant and other product liability claims was $263 million ($263 million at December 31, 2016) and the liability related to commercial creditor claims was $78 million ($108 million at December 31, 2016).

See Note 16 to the Consolidated Financial Statements for additional information on these matters.

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
The Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment, greenhouse gas emissions, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. At December 31, 2017, the Company had accrued obligations of $878 million ($909 million at December 31, 2016) for probable environmental remediation and restoration costs, including $152 million ($151 million at December 31, 2016) for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the Company's operations, or require modifications to its facilities. Accordingly, environmental, health or safety regulatory matters could result in significant unanticipated costs or liabilities.

Health and Safety: Increased concerns regarding the safe use of chemicals in commerce and their potential impact on the environment as well as perceived impacts of plant biotechnology on health and the environment have resulted in more restrictive regulations and could lead to new regulations.
Concerns regarding the safe use of chemicals in commerce and their potential impact on health and the environment and the perceived impacts of plant biotechnology on health and the environment reflect a growing trend in societal demands for increasing levels of product safety and environmental protection. These concerns could manifest themselves in stockholder proposals, preferred purchasing, delays or failures in obtaining or retaining regulatory approvals, delayed product launches, lack of market acceptance and continued pressure for more stringent regulatory intervention and litigation. These concerns could also influence public perceptions, the viability or continued sales of certain of the Company's products, the Company's reputation and the cost to comply with regulations. In addition, terrorist attacks and natural disasters have increased concerns about the security and safety of chemical production and distribution. These concerns could have a negative impact on the Company's results of operations.

Local, state, federal and foreign governments continue to propose new regulations related to the security of chemical plant locations and the transportation of hazardous chemicals, which could result in higher operating costs.

Operational Event: A significant operational event could negatively impact the Company's results of operations.
As a diversified chemical manufacturing company, the Company's operations, the transportation of products, cyber-attacks, or severe weather conditions and other natural phenomena (such as drought, hurricanes, earthquakes, tsunamis, floods, etc.) could result in an unplanned event that could be significant in scale and could negatively impact operations, neighbors or the public at large, which could have a negative impact on the Company's results of operations.

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

Cyber Threat: The risk of loss of the Company’s intellectual property, trade secrets or other sensitive business information or disruption of operations could negatively impact the Company’s financial results.
Cyber-attacks or security breaches could compromise confidential, business critical information, cause a disruption in the Company’s operations or harm the Company's reputation. The Company has attractive information assets, including intellectual property, trade secrets and other sensitive, business critical information. While the Company has a comprehensive cyber-security program that is continuously reviewed, maintained and upgraded, a significant cyber-attack could result in the loss of critical business information and/or could negatively impact operations, which could have a negative impact on the Company’s financial results.

Company Strategy: Implementing certain elements of the Company's strategy could negatively impact the Company's financial results.
The Company currently has manufacturing operations, sales and marketing activities, joint ventures, as well as proposed and existing projects of varying size in emerging geographies. Activities in these geographic regions are accompanied by uncertainty and risks including: navigating different government regulatory environments; relationships with new, local partners; project funding commitments and guarantees; expropriation, military actions, war, terrorism and political instability; sabotage; uninsurable risks; suppliers not performing as expected resulting in increased risk of extended project timelines; and determining raw material supply and other details regarding product movement. If the manufacturing operations, sales and marketing activities, and/or implementation of these projects is not successful, it could adversely affect the Company's financial condition, cash flows and results of operations.

The Company has also announced a number of portfolio management actions as part of Dow's ongoing strategic objectives, including changes to the Company's ownership interest in certain joint ventures. If the execution or implementation of these transactions is not successful, it could adversely impact the Company's financial condition, cash flows and results of operations.

An Impairment of Goodwill could Negatively Impact the Company's Financial Results.
At least annually, the Company assesses goodwill for impairment. If testing indicates that goodwill is impaired, the carrying value is written down based on fair value with a charge against earnings. Where the Company utilizes a discounted cash flow methodology in determining fair value, continued weak demand for a specific product line or business could result in an impairment. Accordingly, any determination requiring the write-off of a significant portion of goodwill could negatively impact the Company's results of operations. See Note 13 to the Consolidated Financial Statements for additional information regarding the Company's goodwill impairment testing.

Pension and Other Postretirement Benefits: Increased obligations and expenses related to the Company's defined benefit pension plans and other postretirement benefit plans could negatively impact Dow's financial condition and results of operations.
The Company has defined benefit pension plans and other postretirement benefit plans (the “plans”) in the United States and a number of other countries. The assets of the Company's funded plans are primarily invested in fixed income, equity securities of U.S. and foreign issuers and alternative investments, including investments in real estate, private equity limited partnerships and absolute return strategies. Changes in the market value of plan assets, investment returns, discount rates, mortality rates, regulations and the rate of increase in compensation levels may affect the funded status of the Company's plans and could cause volatility in the net periodic benefit cost, future funding requirements of the plans and the funded status of the plans. A significant increase in the Company's obligations or future funding requirements could have a negative impact on the Company's results of operations and cash flows for a particular period and on the Company's financial condition.

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
On August 31, 2017, Dow and DuPont completed the previously announced merger of equals transaction and, as a result, each of Dow and DuPont became subsidiaries of DowDuPont (the "Merger"). Subsequent to the Merger, Dow and DuPont intend to pursue the separation of DowDuPont's agriculture business, specialty products business and materials science business through one or more tax-efficient transactions (“Intended Business Separations”). Many factors could impact the combined company, its subsidiaries, Dow and DuPont, as well as the Intended Business Separations including: (i) costs to achieve and achieving successful integration of the respective agriculture, specialty products and materials science businesses of Dow and DuPont, anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, productivity actions, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management and expansion and growth of the new combined company’s operations, (ii) costs to achieve and achievement of anticipated synergies, risks and costs and pursuit and/or implementation of the potential Intended Business Separations, including anticipated timing, and any changes to the configuration of businesses included in the potential separation if implemented, (iii) potential litigation relating to the Merger and proposed Intended Business Separations that could be instituted against Dow, DuPont or their respective directors, (iv) the risk that disruptions from the Merger and proposed Intended Business Separations will harm Dow’s or DuPont’s business, including current plans and operations, (v) the ability of Dow or DuPont to retain and hire key personnel, (vi) potential adverse reactions or changes to business relationships resulting from the Merger, (vii) uncertainty as to the long-term value of DowDuPont common stock, (viii) continued availability of capital and financing and rating agency actions, (ix) legislative, regulatory and economic developments, (x) potential business uncertainty during the pendency of the Merger that could affect Dow’s and/or DuPont’s economic performance, (xi) certain contractual restrictions that could be imposed on Dow and/or DuPont during the pendency of the Merger that might impact Dow’s or DuPont’s ability to pursue certain business opportunities or strategic transactions and (xii) unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, as well as management’s response to any of the aforementioned factors.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company's corporate headquarters are located in Midland, Michigan. The Company's manufacturing, processing, marketing and research and development facilities, as well as regional purchasing offices and distribution centers are located throughout the world. The Company has investments in property, plant and equipment related to global manufacturing operations. Collectively, the Company operates 178 manufacturing sites in 35 countries. The following table includes the number of manufacturing sites by geographic region, including consolidated variable interest entities:

Number of Manufacturing Sites at Dec 31, 2017
Geographic Region	Number of Sites
U.S. & Canada	65
EMEA [1]	46
Asia Pacific	44
Latin America	23
Total	178
1. Europe, Middle East and Africa.

Properties of Dow include facilities which, in the opinion of management, are suitable and adequate for their use and have sufficient capacity for the Company's current needs and expected near-term growth. All of the Company's plants are owned or leased, subject to certain easements of other persons which, in the opinion of management, do not substantially interfere with the continued use of such properties or materially affect their value. No title examination of the properties has been made for the purpose of this report. Additional information with respect to the Company's property, plant and equipment and leases is contained in Notes 11, 15 and 16 to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS
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

For additional information, see Part II, Item 7. Other Matters, Asbestos-Related Matters of Union Carbide Corporation in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Notes 1 and 16 to the Consolidated Financial Statements.

Environmental Matters
Dow Corning Corporation ("Dow Corning"), a wholly owned subsidiary of the Company, has received the following notifications from the U.S. Environmental Protection Agency ("EPA"), Region 5 related to Dow Corning’s Midland, Michigan manufacturing facility (the “Facility”): 1) a Notice of Violation and Finding of Violation (received in April 2012) which alleges a number of violations in connection with the detection, monitoring and control of certain organic hazardous air pollutants at the Facility and various recordkeeping and reporting violations under the Clean Air Act and 2) a Notice of Violation (received in May 2015) alleging a number of violations relating to the management of hazardous wastes at the Facility pursuant to the Resource Conservation and Recovery Act. Discussions between the EPA, the U.S. Department of Justice ("DOJ") and Dow Corning are ongoing.

On March 14, 2017, FilmTec Corporation ("FilmTec"), a wholly owned subsidiary of the Company, received notifications from the EPA, Region 5 and the DOJ of a proposed penalty for alleged violations of the Clean Air Act at FilmTec's Edina, Minnesota, manufacturing facility. Discussion between the EPA, DOJ and FilmTec are ongoing.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

The Dow Chemical Company and Subsidiaries
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
On December 11, 2015, Dow and E. I. du Pont de Nemours and Company (“DuPont”) entered into an Agreement and Plan of Merger, as amended on March 31, 2017 (the "Merger Agreement") to effect an all-stock, merger of equals strategic combination resulting in a newly formed corporation named DowDuPont Inc. ("DowDuPont"). On August 31, 2017, pursuant to the terms of the Merger Agreement, Dow and DuPont each merged with subsidiaries of DowDuPont (the "Mergers") and, as a result of the Mergers, became subsidiaries of DowDuPont (collectively, the "Merger"). See Note 3 to the Consolidated Financial Statements for additional information on the Merger.

Prior to the Merger, the principal market for the Company’s common stock was the New York Stock Exchange, traded under the symbol “DOW.” Effective with the Merger, there is no longer a public trading market for the Company's common stock, as the Company became a wholly owned subsidiary of DowDuPont.

Quarterly market price of common stock and dividend information related to periods prior to the Merger can be found in Note 26 to the Consolidated Financial Statements.

At August 31, 2017, immediately prior to the Merger, there were 55,369 stockholders of record.

In connection with the Merger, on August 31, 2017, all outstanding Dow stock options and deferred stock awards were converted into stock options and deferred stock awards with respect to DowDuPont common stock. The stock options and deferred stock awards have the same terms and conditions under the applicable plans and award agreements prior to the Merger. All outstanding and nonvested performance deferred stock awards were converted into deferred stock awards with respect to DowDuPont common stock at the greater of the applicable performance target or the actual performance as of the effective time of the Merger. Dow and DuPont did not merge their stock-based compensation plans as a result of the Merger. The Dow and DuPont stock-based compensation plans were assumed by DowDuPont and continue in place with the ability to grant and issue DowDuPont common stock.

ITEM 6. SELECTED FINANCIAL DATA
Omitted pursuant to General Instruction I of Form10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ABOUT DOW
Dow combines science and technology knowledge to develop premier materials science solutions that are essential to human progress. Dow has one of the strongest and broadest toolkits in the industry, with robust technology, asset integration, scale and competitive capabilities that enable it to address complex global issues. Dow’s market-driven, industry-leading portfolio of advanced materials, industrial intermediates and plastics deliver a broad range of differentiated technology-based products and solutions to customers in 175 countries in high-growth markets such as packaging, infrastructure and consumer care. The Company's more than 7,000 product families are manufactured at 178 sites in 35 countries across the globe. In 2017, Dow had annual sales of approximately $56 billion.

In 2017, 37 percent of the Company’s sales were to customers in the U.S. & Canada; 30 percent were in Europe, Middle East and Africa ("EMEA"); while the remaining 33 percent were to customers in Asia Pacific and Latin America.

In 2017, the Company and its consolidated subsidiaries did not operate in countries subject to U.S. economic sanctions and export controls as imposed by the U.S. State Department or in countries designated by the U.S. State Department as state sponsors of terrorism, including Iran, Sudan and Syria. The Company has policies and procedures in place designed to ensure that it and its consolidated subsidiaries remain in compliance with applicable U.S. laws and regulations.

OVERVIEW
On December 11, 2015, Dow and E. I. du Pont de Nemours and Company (“DuPont”) entered into an Agreement and Plan of Merger, as amended on March 31, 2017 (the "Merger Agreement") to effect an all-stock, merger of equals strategic combination resulting in a newly formed corporation named DowDuPont Inc. ("DowDuPont"). On August 31, 2017, pursuant to the terms of the Merger Agreement, Dow and DuPont each merged with subsidiaries of DowDuPont (the "Mergers") and, as a result of the Mergers, became subsidiaries of DowDuPont (collectively, the "Merger"). Following the Merger, Dow and DuPont intend to pursue, subject to approval by the board of directors of DowDuPont, the separation of the combined company's agriculture business, specialty products business and materials science business through one or more tax-efficient transactions ("Intended Business Separations").

Effective with the Merger, Dow’s business activities are components of its parent company’s business operations. Dow’s business activities, including the assessment of performance and allocation of resources, ultimately are reviewed and managed by DowDuPont. Information used by the chief operating decision maker of Dow relates to the Company in its entirety. Accordingly, there are no separate reportable business segments for the Company under Accounting Standards Codification Topic 280 “Segment Reporting” and the Company’s business results are reported in this Form 10-K as a single operating segment.

Also effective with the Merger, DowDuPont owns all of the common stock of Dow, and Dow has met the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K “Omission of Information by Certain Wholly-Owned Subsidiaries.” As a result, the Company is filing this Form 10-K with a reduced disclosure format. In addition, the Company has elected to make certain changes in the presentation of its Consolidated Financial Statements and Notes to the Consolidated Financial Statements to conform with the presentation adopted for DowDuPont. See Note 1 to the Consolidated Financial Statements for further discussion of these changes and Note 3 for additional information on the Merger.

PRINCIPAL PRODUCT GROUPS
The Company's principal product groups include: Coatings & Performance Monomers, Construction Chemicals, Consumer Solutions, Crop Protection, Electronics & Imaging, Energy Solutions, Hydrocarbons & Energy, Industrial Biosciences, Industrial Solutions, Nutrition & Health, Packaging and Specialty Plastics, Polyurethanes & CAV, Safety & Construction, Seed and Transportation & Advanced Polymers.

Effective with the Merger, Dow changed the geographic alignment for the country of India to be reflected in Asia Pacific (previously aligned with EMEA) and aligned Puerto Rico with the United States (previously aligned with Latin America).

RESULTS OF OPERATIONS
Net Sales
Net sales for 2017 were $55.5 billion, up 15 percent from $48.2 billion in 2016, primarily reflecting increased local price and product mix, higher sales volume and the addition of Dow Corning’s silicones business. Sales increased in all geographic regions with double-digit increases in EMEA (up 20 percent), Asia Pacific (up 18 percent) and U.S. & Canada (up 15 percent). Local price and product mix increased 6 percent, with increases in all geographic regions, including a double-digit increase in EMEA (up 10 percent), driven by broad-based pricing actions as well as higher feedstock and raw material prices. Local price and product mix increased across most principal product groups with the most notable increases in Hydrocarbons & Energy, Polyurethanes & CAV, Coatings & Performance Monomers, Packaging and Specialty Plastics, Industrial Solutions and Consumer Solutions. Local price and product mix remained flat in Safety & Construction and Transportation & Advanced Polymers and declined in Crop Protection, Electronics & Imaging and Industrial Biosciences. Volume increased 5 percent, with increases across all principal product groups, except Seed and Energy Solutions, with notable increases reported in Hydrocarbons & Energy, Packaging and Specialty Plastics, Polyurethanes & CAV and Industrial Solutions. Volume remained flat in Crop Protection. Volume increased in all geographic regions, except Latin America (down 1 percent). Portfolio & Other increased sales 4 percent, primarily reflecting the addition of Dow Corning’s silicones business, partially offset by recent divestitures, including the SKC Haas Display Films group of companies, the global Ethylene Acrylic Acid copolymers and ionomers business ("EAA Business") and a portion of Dow AgroSciences' corn seed business in Brazil ("DAS Divested Ag Business").

Net sales for 2016 were $48.2 billion, down 1 percent from $48.8 billion in 2015, primarily reflecting decreased local price and product mix which was partially offset by higher sales volume and the impact of portfolio actions. Sales declined in Latin America (down 7 percent), EMEA (down 4 percent) and U.S. & Canada (down 2 percent) and increased in Asia Pacific (up 9 percent). Local price and product mix decreased 6 percent, with declines in all geographic regions and in all principal product groups, except Crop Protection, which was flat, and Seed, in response to lower feedstock and raw material prices and competitive pricing pressures. Double-digit local price and product mix decreases were reported in Hydrocarbons & Energy and Industrial Solutions. Volume increased 3 percent and was mixed by principal product group with notable increases reported in Hydrocarbons & Energy, Packaging and Specialty Plastics and Polyurethanes & CAV, which was partially offset by declines in Crop Protection, Energy Solutions, Coatings & Performance Monomers, Nutrition & Health and Safety & Construction. Volume increased in all geographic regions, except Latin America which was flat. Portfolio & Other increased sales 2 percent, primarily reflecting the addition of Dow Corning’s silicones business, partially offset by recent divestitures, including ANGUS Chemical Company, the Sodium Borohydride business, AgroFresh and the split-off of the chlorine value chain.

The following table summarizes sales variances by geographic region from the prior year:

Sales Variances by Geographic Region	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total
Percentage change from prior year
2017
U.S. & Canada	6%	—%	5%	4%	15%
EMEA	10	1	6	3	20
Asia Pacific	4	—	7	7	18
Latin America	2	—	(1)	—	1
Total	6%	—%	5%	4%	15%

2016
U.S. & Canada	(7)%	—%	3%	2%	(2)%
EMEA	(6)	(1)	4	(1)	(4)
Asia Pacific	(6)	—	6	9	9
Latin America	(6)	—	—	(1)	(7)
Total	(6)%	—%	3%	2%	(1)%

2015
U.S. & Canada	(13)%	(1)%	2%	(2)%	(14)%
EMEA	(10)	(13)	2	(2)	(23)
Asia Pacific	(9)	(3)	5	(2)	(9)
Latin America	(15)	—	1	(1)	(15)
Total	(12)%	(5)%	2%	(1)%	(16)%

Cost of Sales
Cost of sales ("COS") was $44.3 billion in 2017, up $6.7 billion from $37.6 billion in 2016. COS increased in 2017 primarily due to increased sales volume, higher feedstock, energy and other raw material costs, higher commissioning expenses related to U.S. Gulf Coast growth projects, and the addition of Dow Corning's silicones business. In 2017, COS was also unfavorably impacted by a settlement charge for a U.S. non-qualified pension plan. COS as a percentage of sales was 79.8 percent in 2017 compared with 78.2 percent in 2016. See Note 19 to the Consolidated Financial Statements for additional information on the settlement charge.

COS was $37.6 billion in 2016, down slightly from $37.7 billion in 2015 as lower feedstock, energy and other raw material costs and cost cutting and productivity initiatives were offset by increased sales volume, the addition of Dow Corning's silicones business and higher environmental charges. COS as a percentage of sales was 78.2 percent in 2016 compared with 77.4 percent in 2015. See Notes 4 and 16 to the Consolidated Financial Statements for additional information on the Dow Corning ownership restructure and the environmental charges.

Personnel Count
The Company permanently employed approximately 54,000 people at December 31, 2017, down from approximately 56,000 at December 31, 2016, primarily due to the Company's restructuring programs. The number of employees at December 31, 2016, increased from approximately 46,500 at December 31, 2015, primarily due to the Dow Corning ownership restructure, which was partially offset by a decline related to the Company's restructuring programs.

Research and Development Expenses
Research and development (“R&D”) expenses were $1,637 million in 2017, compared with $1,584 million in 2016 and $1,598 million in 2015. In 2017, R&D expenses increased compared with 2016, primarily due to the addition of Dow Corning's silicones business. In 2016, R&D expenses decreased slightly as increased costs from the addition of Dow Corning's silicones business were more than offset by decreased spending due to divestitures and cost reduction initiatives, as well as lower performance-based compensation costs.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $2,917 million in 2017, compared with $2,956 million in 2016 and $2,948 million in 2015. In 2017, SG&A expenses decreased compared with 2016, as cost reduction initiatives and reduced litigation expenses more than offset higher spending from the addition of Dow Corning's silicones business. In 2016, SG&A expenses were essentially flat as increased costs from the addition of Dow Corning's silicones business were nearly offset by decreased spending due to divestitures and cost reduction initiatives, as well as lower performance-based compensation costs.

Amortization of Intangibles
Amortization of intangibles was $624 million in 2017, $544 million in 2016 and $419 million in 2015. The increase in amortization in 2017 and 2016 was primarily due to the addition of Dow Corning's silicones business. See Note 13 to the Consolidated Financial Statements for additional information on intangible assets.

Restructuring, Goodwill Impairment and Asset Related Charges - Net
DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the "Synergy Program") which is designed to integrate and optimize the organization following the Merger and in preparation for the Intended Business Separations. Based on all actions approved to date under the Synergy Program, the Company expects to record total pretax restructuring charges of approximately $1.3 billion, comprised of approximately $525 million to $575 million of severance and related benefit costs, $400 million to $440 million of asset write-downs and write-offs, and $290 million to $310 million of costs associated with exit and disposal activities.

As a result of these actions, the Company recorded pretax restructuring charges of $687 million in 2017, consisting of severance and related benefit costs of $357 million, asset write-downs and write-offs of $287 million and costs associated with exit and disposal activities of $43 million. The Company expects to record the remaining restructuring charges over the next two years and the Synergy Program should be substantially complete by the end of 2019.

2016 Restructuring
On June 27, 2016, the Board of Directors ("Board") of the Company approved a restructuring plan that incorporated actions related to the ownership restructure of Dow Corning. These actions, aligned with Dow’s value growth and synergy targets, will result in a global workforce reduction of approximately 2,500 positions, with most of these positions resulting from synergies related to the ownership restructure of Dow Corning. These actions are expected to be substantially completed by June 30, 2018. As a result of these actions, the Company recorded pretax restructuring charges of $449 million in the second quarter of 2016, consisting of severance and related benefit costs of $268 million, asset write-downs and write-offs of $153 million and costs associated with exit and disposal activities of $28 million.

In 2017, the Company recorded a favorable adjustment to the 2016 restructuring charge related to costs associated with exit and disposal activities of $7 million.

2015 Restructuring
On April 29, 2015, Dow's Board approved actions to further streamline the organization and optimize the Company’s footprint as a result of the separation of a significant portion of Dow’s chlorine value chain. These actions, which further accelerated Dow’s value growth and productivity targets, resulted in a reduction of approximately 1,750 positions and adjustments to the Company's asset footprint to enhance competitiveness. As a result of these actions, the Company recorded pretax restructuring charges of $375 million in the second quarter of 2015 consisting of severance and related benefit costs of $196 million, asset write-downs and write-offs of $169 million and costs associated with exit and disposal activities of $10 million. In the fourth quarter of 2015, the Company recorded restructuring charge adjustments of $40 million, including severance and related benefit costs of $39 million for the separation of approximately 500 additional positions as part of the Company's efforts to further streamline the organization, and $1 million of costs associated with exit and disposal activities. These actions were substantially completed at June 30, 2017.

In 2016, the Company recorded an unfavorable adjustment to the 2015 restructuring charge for additional accruals for costs associated with exit and disposal activities of $6 million and a favorable adjustment of $3 million for asset write-downs and write-offs.

In 2017, the Company recorded favorable adjustments to the 2015 restructuring charge of $9 million for severance and related benefit costs and $1 million for costs associated with exit and disposal activities. See Note 6 to the Consolidated Financial Statements for details on the Company's restructuring activities.

Goodwill Impairment
Upon completion of the goodwill impairment testing in the fourth quarter of 2017, the Company determined the fair value of the Coatings & Performance Monomers reporting unit was lower than its carrying amount. As a result, the Company recorded an impairment charge of $1,491 million in the fourth quarter of 2017. See Note 13 to the Consolidated Financial Statements for additional information on the impairment charge.

Asset Related Charges
2017 Charges
In 2017, the Company recognized a $622 million pretax impairment charge related to a biopolymers manufacturing facility in Santa Vitoria, Minas Gerais, Brazil. The Company determined it will not pursue an expansion of the facility’s ethanol mill into downstream derivative products, primarily as a result of cheaper ethane-based production as well as the Company’s new assets coming online in the U.S. Gulf Coast which can be used to meet growing market demands in Brazil. As a result of this decision, cash flow analysis indicated the carrying amount of the impacted assets was not recoverable.

The Company also recognized other pretax impairment charges of $317 million in the fourth quarter of 2017, including charges related to manufacturing assets of $230 million, an equity method investment of $81 million and other assets of $6 million. See Notes 6 and 22 to the Consolidated Financial Statements for additional information.

2016 Charges
In 2016, the Company recognized a $143 million pretax impairment charge related to its equity interest in AgroFresh Solutions, Inc. ("AFSI") due to a decline in the market value of AFSI. See Notes 5, 6, 12, 22 and 23 to the Consolidated Financial Statements for additional information.

2015 Charges
As a result of the Company’s continued actions to optimize its footprint, the Company recognized an impairment charge of $144 million in 2015, related to manufacturing assets and facilities and an equity method investment. See Note 22 to the Consolidated Financial Statements for additional information.

Integration and Separation Costs
Integration and separation costs, which reflect costs related to the Merger, post-Merger integration and Intended Business Separation activities and the ownership restructure of Dow Corning, were $786 million in 2017, $349 million in 2016 and $23 million in 2015.

Asbestos-Related Charge
In 2016, the Company and Union Carbide Corporation ("Union Carbide"), a wholly owned subsidiary, elected to change the method of accounting for asbestos-related defense and processing costs from expensing as incurred to estimating and accruing a liability. As a result of this accounting policy change, the Company recorded a pretax charge of $1,009 million for asbestos-related defense costs through the terminal year of 2049. The Company also recorded a pretax charge of $104 million to increase the asbestos-related liability for pending and future claims through the terminal year of 2049. See Notes 1 and 16 to the Consolidated Financial Statements for additional information on asbestos-related matters.

Equity in Earnings of Nonconsolidated Affiliates
Dow’s share of the earnings of nonconsolidated affiliates in 2017 was $762 million, compared with $442 million in 2016 and $674 million in 2015. In 2017, equity earnings increased as lower equity losses from Sadara Chemical Company ("Sadara") and higher equity earnings from The Kuwait Olefins Company K.S.C. ("TKOC"), EQUATE Petrochemical Company K.S.C. ("EQUATE") and the HSC Group, which included settlements with a customer related to long-term polysilicon sales agreements, were partially offset by the impact of the Dow Corning ownership restructure and lower equity earnings from The SCG-Dow Group and Map Ta Phut Olefins Company Limited.

In 2016, equity earnings declined due to higher equity losses from Sadara related to start-up expenses, lower equity earnings from the Kuwait joint ventures due to lower monoethylene glycol prices and a reduction in the ownership of MEGlobal (now part of EQUATE), and the impact of the Dow Corning ownership restructure. Equity earnings also declined due to a charge of $22 million for a loss on early redemption of debt incurred by Dow Corning. These declines were partially offset by higher earnings from the HSC Group, The SCG-Dow Group and Map Ta Phut Olefins Company Limited.

Sundry Income (Expense) - Net
Sundry income (expense) - net includes a variety of income and expense items such as foreign currency exchange gains and losses, interest income, dividends from investments, gains and losses on sales of investments and assets and certain litigation matters.

Sundry income (expense) - net for 2017 was net income of $877 million, compared with net income of $1,452 million in 2016 and net income of $4,716 million in 2015.

In 2017, sundry income (expense) - net included a $635 million gain on the divestiture of the DAS Divested Ag Business, a $227 million gain on the divestiture of the EAA Business, a $137 million gain related to the Nova patent infringement matter, interest income and gains on sales of assets and investments. These gains more than offset a $469 million loss related to the Bayer CropScience arbitration matter and foreign currency exchange losses. See Notes 5, 8, and 16 to the Consolidated Financial Statements for additional information.

In 2016, sundry income (expense) - net included a $2,445 million gain related to the Dow Corning ownership restructure, a $27 million favorable adjustment related to a decrease in Dow Corning's implant liability, interest income and gains on sales of assets and investments. These gains more than offset a $1,235 million loss related to the Company's settlement of the urethane matters class action lawsuit and the opt-out cases litigation, $41 million of costs associated with transactions and productivity actions, a $25 million charge for post-closing adjustments related to the AgroFresh divestiture, and foreign currency exchange losses. See Notes 4, 5, 8 and 16 to the Consolidated Financial Statements for additional information.

In 2015, sundry income (expense) - net included a $2,233 million gain on the split-off of the Company's chlorine value chain, a $723 million gain on the sale of MEGlobal, a $682 million gain on the divestiture of ANGUS Chemical Company, a $20 million gain on the divestiture of the global Sodium Borohydride business, a $618 million gain related to the divestiture of the AgroFresh business (net of an $8 million loss for mark-to-market adjustments on the fair value of warrants receivable), a $361 million gain on the Univation step acquisition, interest income and gains on the sales of assets and investments. These gains more than offset foreign currency exchange losses, including a $98 million loss related to the impact of the Argentine peso devaluation, and $119 million of costs associated with transactions and productivity actions. See Notes 4, 5, 7, 8, 12, 16 and 22 to the Consolidated Financial Statements for additional information.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $976 million in 2017, up from $858 million in 2016, primarily reflecting the effect of the long-term debt assumed in the Dow Corning ownership restructure. Interest expense and amortization of debt discount in 2016 was down from $946 million in 2015, primarily due to the impact of approximately $2.5 billion of debt retired in 2015. See Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 15 to the Consolidated Financial Statements for additional information related to debt financing activity.

Provision for Income Taxes
The Company's effective tax rate fluctuates based on, among other factors, where income is earned, reinvestment assertions regarding foreign income and the level of income relative to tax credits available. The Company's tax rate is also influenced by the level of equity earnings, since most of the earnings from the Company's equity method investments are taxed at the joint venture level. The underlying factors affecting the Company's overall tax rate are summarized in Note 9 to the Consolidated Financial Statements.

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted. The Act reduces the U.S. federal corporate tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of foreign subsidiaries that were previously deferred, creates new provisions related to foreign sourced earnings, eliminates the domestic manufacturing deduction and moves to a territorial system. At December 31, 2017, the Company had not completed its accounting for the tax effects of The Act; however, the Company made a reasonable estimate of the effects on its existing deferred tax balances, which resulted in a provisional charge of $50 million to "Provision for income taxes," and the one-time transition tax, which resulted in a provisional charge of $865 million to "Provision for income taxes." The Company expects that it will have sufficient foreign tax credits available to offset the tax liability associated with the one-time transition tax. See Note 9 to the Consolidated Financial Statements for additional information.

The provision for income taxes was $2,204 million in 2017, up from $9 million in 2016 and $2,147 million in 2015. The tax rate for 2017 was unfavorably impacted by the enactment of The Act, the impairment of goodwill for which there was no corresponding tax deduction, charges related to tax attributes in the United States and Germany as a result of the Merger and certain non-deductible costs associated with the Merger. The tax rate was favorably impacted by the geographic mix of earnings, and the adoption of Accounting Standards Update ("ASU") 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which resulted in the recognition of excess tax benefits related to equity compensation in the provision for income taxes. These factors resulted in an effective tax rate of 78.7 percent for 2017. See Notes 1 and 9 to the Consolidated Financial Statements for additional information.

The tax rate for 2016 was favorably impacted by the non-taxable gain on the Dow Corning ownership restructure and a tax benefit on the reassessment of a deferred tax liability related to the basis difference in the Company’s investment in Dow Corning. The tax rate was also favorably impacted by the geographic mix of earnings, the availability of foreign tax credits and the deductibility of the urethane matters class action lawsuit and opt-out cases settlements and the asbestos-related charge. A reduction in equity earnings and non-deductible costs associated with transactions and productivity actions unfavorably impacted the tax rate. These factors resulted in an effective tax rate of 0.2 percent for 2016.

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

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $129 million in 2017, $86 million in 2016 and $98 million in 2015. Net income attributable to noncontrolling interests increased in 2017 compared with 2016, primarily due to higher earnings from Dow Corning's consolidated joint ventures and improved results from a cogeneration facility in Brazil. Net income attributable to noncontrolling interests decreased in 2016 compared with 2015, primarily due to losses incurred by a cogeneration facility in Brazil, which more than offset the addition of earnings from Dow Corning's consolidated joint ventures. In addition, 2015 was also impacted by noncontrolling interests' portion of the 2015 restructuring charge. See Notes 6, 18 and 23 to the Consolidated Financial Statements for additional information.

Preferred Stock Dividends
On December 30, 2016, the Company converted all outstanding shares of its Cumulative Convertible Perpetual Preferred Stock, Series A ("Preferred Stock") into shares of the Company's common stock. As a result of this conversion, no shares of Preferred Stock are issued or outstanding. On January 6, 2017, the Company filed an amendment to its Restated Certificate of Incorporation by way of a certificate of elimination with the Secretary of State of Delaware eliminating this series of preferred stock. Preferred Stock dividends of $340 million were recognized in 2016 and 2015. See Note 17 to the Consolidated Financial Statements for additional information.

Net Income Available for Common Stockholders
Net income available for common stockholders was $466 million in 2017, compared with $3,978 million in 2016 and $7,345 million in 2015. Effective with the Merger, Dow no longer has publicly traded common stock. Dow's common shares are owned solely by its parent company, DowDuPont.

LIQUIDITY AND CAPITAL RESOURCES
The Company had cash and cash equivalents of $6,188 million at December 31, 2017 and $6,607 million at December 31, 2016, of which $4,318 million at December 31, 2017 and $4,890 million at December 31, 2016 was held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

The Act requires the Company to pay a one-time transition tax on the earnings of foreign subsidiaries, a portion of which were previously considered permanently reinvested by the Company (see Note 9 to the Consolidated Financial Statements for additional details on The Act). The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. The Company is currently evaluating the impact of The Act on its permanent reinvestment assertion. In addition to the one-time transition tax, a deferred tax liability for withholding taxes has been accrued on a portion of unrepatriated earnings at December 31, 2017. At December 31, 2017, management believed that sufficient liquidity was available in the United States. In the event that additional foreign funds are needed in the United States, the Company has the ability to repatriate additional funds, which could result in an adjustment to the tax liability due to contributing factors such as withholding taxes, income taxes and the impact of foreign currency movements. It is not practicable to calculate the unrecognized deferred tax liability on undistributed foreign earnings.

The Company’s cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	2017	2016	2015
In millions
Cash provided by (used for):
Operating activities	$4,502	$5,600	$7,607
Investing activities	(1,941)	(3,479)	(1,350)
Financing activities	(3,300)	(4,014)	(3,132)
Effect of exchange rate changes on cash	320	(77)	(202)
Summary
Increase (decrease) in cash and cash equivalents	$(419)	$(1,970)	$2,923
Cash and cash equivalents at beginning of year	6,607	8,577	5,654
Cash and cash equivalents at end of year	$6,188	$6,607	$8,577

Cash Flows from Operating Activities
Cash provided by operating activities decreased in 2017 compared with 2016, primarily due to a reduction in balances in the Company's accounts receivable securitization facilities, increased pension contributions resulting from a change in control provision in a non-qualified U.S. pension plan, higher integration and separation costs and a cash payment related to the Bayer CropScience arbitration matter, partially offset by a one-time cash receipt related to the Nova patent infringement award and advanced payments from customers for long-term ethylene supply agreements. Cash provided by operating activities decreased in 2016 compared with 2015, primarily due to cash payments related to the settlement of the urethane matters class action lawsuit and opt-out cases, increased integration and separation costs, a cash payment related to the settlement of an uncertain tax position and a one-time payment related to the termination of a terminal use agreement.

Cash Flows from Investing Activities
Cash used for investing activities in 2017 was primarily for capital expenditures, purchases of investments and investments in and loans to nonconsolidated affiliates, primarily with Sadara, which were partially offset by proceeds from sales of investments and divestitures, including the divestitures of the DAS Divested Ag Business and the EAA Business. Cash used for investing activities in 2016 was primarily for capital expenditures as well as investments in and loans to nonconsolidated affiliates, primarily with Sadara, which were partially offset by net cash acquired in the Dow Corning ownership restructure. Cash used for investing activities in 2015 was primarily for capital expenditures; purchases of investments, including the repayment of outstanding loans issued under company-owned life insurance policies; and investments in and loans made to nonconsolidated affiliates, primarily with Sadara. This was partially offset by proceeds received from divestitures, including the divestitures of ANGUS Chemical Company and the AgroFresh business, proceeds from the sale of the Company's interest in MEGlobal and proceeds from sales and maturities of investments.

In 2017, the Company loaned $735 million to Sadara and converted $718 million to equity. The Company had a note receivable from Sadara of $275 million at December 31, 2017. The Company loaned $1,015 million to Sadara and converted $1,230 million to equity during 2016, and had a note receivable from Sadara of $258 million at December 31, 2016. All or a portion of the outstanding loan to Sadara could potentially be converted to equity in future periods. The Company expects to loan between zero and $200 million to Sadara in 2018. See Note 12 to the Consolidated Financial Statements for additional information.

On August 28, 2017, Dow and Saudi Aramco announced a non-binding Memorandum of Understanding that sets forth a process for Dow to acquire an additional 15 percent ownership interest in Sadara from Saudi Aramco. The current equity ownership split is 65 percent Saudi Aramco and 35 percent Dow. If the potential transaction is concluded as presently proposed, Dow and Saudi Aramco would each hold a 50 percent equity stake in Sadara.

The Company's capital expenditures, including capital expenditures of consolidated variable interest entities, were $3,144 million in 2017, $3,804 million in 2016 and $3,703 million in 2015. The Company expects capital spending in 2018 to be approximately $3.0 billion to $3.2 billion, commensurate with depreciation and amortization expense. In addition, the Company expects an additional $100 million to $200 million of capital spending for targeted cost synergy and business separation projects.

Capital spending in 2017, 2016 and 2015 included spending related to certain U.S. Gulf Coast investment projects including: an on-purpose propylene production facility, which commenced operations in December 2015; a world-scale ethylene production facility and an ELITE™ polymer production facility, both of which commenced operations in September 2017; a NORDEL™

Metallocene EPDM production facility; a Low Density Polyethylene ("LDPE") production facility; and a High Melt Index ("HMI") AFFINITY™ polymer production facility.

Cash Flows from Financing Activities
Cash used for financing activities in 2017 included dividends paid to stockholders through the close of the Merger, a dividend paid to the Company's parent, DowDuPont, in the fourth quarter of 2017, and payments of long-term debt. Cash used for financing activities in 2016 included dividends paid to stockholders (including the accelerated payment of the fourth quarter preferred dividend), repurchases of common stock and payments of long-term debt. Cash used for financing activities in 2015 included dividends paid to stockholders, repurchases of common stock and payments of long-term debt, including the early redemption of InterNotes which was partially offset by proceeds from the issuance of long-term debt, including debt related to the split-off of the chlorine value chain. See Notes 7, 15 and 17 to the Consolidated Financial Statements for additional information related to the split-off of the chlorine value chain, the issuance or retirement of debt and the Company's share repurchases and dividends.

Liquidity & Financial Flexibility
The Company’s primary source of incremental liquidity is cash provided by operating activities. The generation of cash from operations and the Company's ability to access debt markets is expected to meet the Company’s cash requirements for working capital, capital expenditures, debt maturities, contributions to pension plans, dividend distributions to its parent company and other needs. In addition to cash provided by operating activities, the Company’s current liquidity sources also include U.S. and Euromarket commercial paper, committed credit facilities, accounts receivable securitization facilities and other debt markets. Additional details on sources of liquidity are as follows:

Commercial Paper
Dow issues promissory notes under its U.S. and Euromarket commercial paper programs. The Company had $231 million of commercial paper outstanding at December 31, 2017 (zero at December 31, 2016). The Company maintains access to the commercial paper market at competitive rates. Amounts outstanding under the Company's commercial paper programs during the period may be greater, or less than, the amount reported at the end of the period. Subsequent to December 31, 2017, the Company issued approximately $700 million of commercial paper that remains outstanding at February 15, 2018.

Committed Credit Facilities
In the event Dow has short-term liquidity needs and is unable to issue commercial paper for any reason, Dow has the ability to access liquidity through its committed and available credit facilities. At December 31, 2017, the Company had total committed credit facilities of $10.9 billion and available credit facilities of $6.4 billion. See Note 15 to the Consolidated Financial Statements for additional information on committed and available credit facilities.

In connection with the Dow Corning ownership restructure, on May 31, 2016, Dow Corning incurred $4.5 billion of indebtedness under a certain third party credit agreement ("DCC Term Loan Facility"). The Company subsequently guaranteed the obligations of Dow Corning under the DCC Term Loan Facility and, as a result, the covenants and events of default applicable to the DCC Term Loan Facility are substantially similar to the covenants and events of default set forth in the Company's Five Year Competitive Advance and Revolving Credit Facility. In the second quarter of 2017, Dow Corning exercised a 364-day extension option making amounts borrowed under the DCC Term Loan Facility repayable on May 29, 2018, and amended the DCC Term Loan Facility to include an additional 19-month extension option, at Dow Corning's election, upon satisfaction of certain customary conditions precedent. On February 8, 2018, Dow Corning delivered a notice of intent to exercise the 19-month extension option on the DCC Term Loan Facility.

Uncommitted Credit Facilities and Outstanding Letters of Credit
The Company had uncommitted credit facilities in the form of unused bank credit lines of approximately $2,853 million at December 31, 2017. These lines can be used to support short-term liquidity needs and general purposes, including letters of credit. Outstanding letters of credit were $433 million at December 31, 2017. These letters of credit support commitments made in the ordinary course of business.

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

In the fourth quarter of 2017, the Company suspended further sales of trade accounts receivable through these facilities and began reducing outstanding balances under these facilities through collections of trade accounts receivable previously sold to such conduits. The Company has the ability to resume such sales to the conduits, subject to certain prior notice requirements, at the discretion of the Company. See Note 14 to the Consolidated Financial Statements for further information.

Debt
As Dow continues to maintain its strong balance sheet and financial flexibility, management is focused on net debt (a non-GAAP financial measure), as Dow believes this is the best representation of the Company’s financial leverage at this point in time. As shown in the following table, net debt is equal to total gross debt minus "Cash and cash equivalents" and "Marketable securities." At December 31, 2017, net debt as a percent of total capitalization increased to 35.4 percent, compared with 35.1 percent at December 31, 2016.

Total Debt at Dec 31
In millions	2017	2016
Notes payable	$484	$272
Long-term debt due within one year	752	635
Long-term debt	19,765	20,456
Gross debt	$21,001	$21,363
- Cash and cash equivalents	$6,188	$6,607
- Marketable securities	4	—
Net debt	$14,809	$14,756
Gross debt as a percent of total capitalization	43.7%	44.0%
Net debt as a percent of total capitalization	35.4%	35.1%

Dow’s public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. The Company’s most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of the Company’s consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement equals or exceeds $500 million. The ratio of the Company’s consolidated indebtedness to consolidated capitalization as defined in the Five Year Competitive Advance and Revolving Credit Facility Agreement was 0.43 to 1.00 at December 31, 2017. Management believes the Company was in compliance with all of its covenants and default provisions at December 31, 2017. See Note 15 to the Consolidated Financial Statements for information related to the Company’s notes payable and long-term debt activity and information on Dow’s covenants and default provisions.

Management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

Credit Ratings
The Company's credit ratings are as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB	A-2	Stable
Moody’s Investors Service	Baa2	P-2	Stable
Fitch Ratings	BBB	F2	Watch Positive

Downgrades in the Company’s credit ratings will increase borrowing costs on certain indentures and could impact the Company’s ability to access credit markets.

Dividends
Effective with the Merger, Dow no longer has publicly traded common stock. Dow's common shares are owned solely by its parent company, DowDuPont. Pre-Merger dividend related activity is reflected in the table below.

Dividends Paid for the years ended Dec 31	2017	2016	2015
In millions, except per share amounts
Dividends paid, per common share	$1.84	$1.84	$1.68
Dividends paid to common stockholders	$2,179	$2,037	$1,913
Dividends paid to preferred shareholders [1]	$—	$425	$340

1.	Dividends paid to preferred shareholders in 2016 includes payment of the fourth quarter 2016 declared dividend.

Effective with the Merger, the Company has committed to fund a portion of DowDuPont's share repurchases and dividends paid to common stockholders. Funding is accomplished through intercompany loans. On a quarterly basis, the Company's Board reviews and determines a dividend distribution to DowDuPont to settle the intercompany loans. The dividend distribution considers the level of the Company’s earnings and cash flows and the outstanding intercompany loan balances. In the fourth quarter of 2017, the Company declared and paid dividends to DowDuPont of $1,056 million. See Note 24 to the Consolidated Financial Statements for additional information.

Share Repurchase Program
Effective with the Merger, Dow no longer has publicly traded common stock and therefore has no ongoing share repurchase program.

Pension Plans
The Company has defined benefit pension plans in the United States and a number of other countries. The Company’s funding policy is to contribute to plans when pension laws and/or economics either require or encourage funding. In 2017, 2016 and 2015, the Company contributed $1,676 million, $629 million and $844 million to its pension plans, respectively, including contributions to fund benefit payments for its non-qualified pension plans. Dow expects to contribute approximately $500 million to its pension plans in 2018.

The provisions of a U.S. non-qualified pension plan require the payment of plan obligations to certain participants upon a change in control of the Company, which occurred at the time of the Merger. Certain participants could elect to receive a lump-sum payment or direct the Company to purchase an annuity on their behalf using the after-tax proceeds of the lump sum. In the fourth quarter of 2017, the Company paid $940 million to plan participants and $230 million to an insurance company for the purchase of annuities, which were included in "Pension contributions" in the consolidated statements of cash flows. The Company also paid $205 million for income and payroll taxes for participants electing the annuity option. The Company recorded a settlement charge of $687 million associated with the payout in the fourth quarter of 2017. See Note 19 to the Consolidated Financial Statements for additional information concerning the Company’s pension plans.

Restructuring
The activities related to the Synergy Program and the 2016 restructuring plan are expected to result in additional cash expenditures of approximately $830 million to $900 million, primarily through September 30, 2019, consisting of severance and related benefit costs and costs associated with exit and disposal activities, including environmental remediation (see Note 6 to the Consolidated Financial Statements). The Company expects to incur additional costs in the future related to its restructuring activities. Future costs are expected to include demolition costs related to closed facilities and restructuring plan implementation costs; these costs will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

Contractual Obligations
The following table summarizes the Company’s contractual obligations, commercial commitments and expected cash requirements for interest at December 31, 2017. Additional information related to these obligations can be found in Notes 15, 16, and 19 to the Consolidated Financial Statements.

Contractual Obligations at Dec 31, 2017	Payments Due In
In millions	2018	2019-2020	2021-2022	2023 and beyond	Total
Long-term debt obligations [1]	$752	$8,766	$3,070	$8,275	$20,863
Expected cash requirements for interest [2]	1,002	1,553	1,129	6,115	9,799
Pension and other postretirement benefits [3]	626	962	1,804	7,553	10,945
Operating leases	350	576	445	918	2,289
Purchase obligations [4]	3,031	4,749	3,732	7,088	18,600
Other noncurrent obligations [5]	—	1,320	645	2,020	3,985
Total	$5,761	$17,926	$10,825	$31,969	$66,481

1.	Excludes unamortized debt discount and issuance costs of $346 million. Includes capital lease obligations of $282 million. Assumes the option to extend the DCC Term Loan facility will be exercised.

2.	Cash requirements for interest on long-term debt was calculated using current interest rates at December 31, 2017, and includes $5,056 million of various floating rate notes.

3.	Includes obligations to contribute to overfunded pension plans through 2023.

4.	Includes outstanding purchase orders and other commitments greater than $1 million obtained through a survey conducted within the Company.

5.
Includes liabilities related to asbestos litigation, environmental remediation, legal settlements and other noncurrent liabilities. The table excludes uncertain tax positions due to uncertainties in the timing of the effective settlement of tax positions with the respective taxing authorities and deferred tax liabilities as it is impractical to determine whether there will be a cash impact related to these liabilities. The table also excludes deferred revenue as it does not represent future cash requirements arising from contractual payment obligations.

The Company expects to meet its contractual obligations through its normal sources of liquidity and believes it has the financial resources to satisfy these contractual obligations.

Off-Balance Sheet Arrangements
Off-balance sheet arrangements are obligations the Company has with nonconsolidated entities related to transactions, agreements or other contractual arrangements. The Company holds variable interests in joint ventures accounted for under the equity method of accounting. The Company is not the primary beneficiary of these joint ventures and therefore is not required to consolidate the entities (see Note 23 to the Consolidated Financial Statements). In addition, see Note 14 to the Consolidated Financial Statements for information regarding the transfer of financial assets.

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. The Company had outstanding guarantees at December 31, 2017 of $5,663 million, compared with $6,043 million at December 31, 2016. Additional information related to guarantees can be found in the “Guarantees” section of Note 16 to the Consolidated Financial Statements.

Fair Value Measurements
See Note 19 to the Consolidated Financial Statements for information related to fair value measurements of pension and other postretirement benefit plan assets; see Note 21 for information related to other-than-temporary impairments; and, see Note 22 for additional information concerning fair value measurements, including the Company’s interests held in trade receivable conduits.

OTHER MATTERS
Recent Accounting Guidance
See Note 2 to the Consolidated Financial Statements for a summary of recent accounting guidance.

Critical Accounting Estimates
The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Following are the Company’s accounting policies impacted by judgments, assumptions and estimates:

Litigation
The Company is subject to legal proceedings and claims arising out of the normal course of business including product liability, patent infringement, employment matters, governmental tax and regulation disputes, contract and commercial litigation and other actions. The Company routinely assesses the legal and factual circumstances of each matter, the likelihood of any adverse outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known claim. Dow has an active risk management program consisting of numerous insurance policies secured from many carriers covering various timeframes. These policies may provide coverage that could be utilized to minimize the financial impact, if any, of certain contingencies. The required reserves may change in the future due to new developments in each matter. For further discussion, see Note 16 to the Consolidated Financial Statements.

Asbestos-Related Matters of Union Carbide Corporation
Union Carbide is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past four decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages. The alleged claims primarily relate to products that Union Carbide sold in the past, alleged exposure to asbestos-containing products located on Union Carbide’s premises, and Union Carbide’s responsibility for asbestos suits filed against a former Union Carbide subsidiary, Amchem Products, Inc. Each year, Ankura Consulting Group, LLC ("Ankura") performs a review for Union Carbide based upon historical asbestos claims, resolution and historical defense spending. Union Carbide compares current asbestos claim, resolution and defense spending activity to the results of the most recent Ankura study at each balance sheet date to determine whether the asbestos-related liability continues to be appropriate.

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

For additional information, see Part I, Item 3. Legal Proceedings; Asbestos-Related Matters of Union Carbide Corporation in Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Notes 1 and 16 to the Consolidated Financial Statements.

Environmental Matters
The Company determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. The recorded liabilities are adjusted periodically as remediation efforts progress, or as additional technical or legal information becomes available. At December 31, 2017, the Company had accrued obligations of $878 million for probable environmental remediation and restoration costs, including $152 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. For further discussion, see Environmental Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 16 to the Consolidated Financial Statements.

Goodwill
In the fourth quarter of 2017, the Company early adopted ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," as part of the annual goodwill impairment testing. See Note 2 to the Consolidated Financial Statements for additional information.
The Company performs goodwill impairment testing at the reporting unit level. Reporting units are the level at which discrete financial information is available and reviewed by business management on a regular basis. The Company tests goodwill for impairment annually (in the fourth quarter), or more frequently when events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit has declined below its carrying value. Goodwill is evaluated for impairment using qualitative and/or quantitative testing procedures. At December 31, 2017, the Company has defined 14 reporting units; goodwill is carried by all of these reporting units.
The Company has the option to first perform qualitative testing to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors assessed at the Company level include, but are not limited to, GDP growth rates, long-term hydrocarbon and energy prices, equity and credit market activity, discount rates, foreign exchange rates and overall financial performance. Qualitative factors assessed at the reporting unit level include, but are not limited to, changes in industry and market structure, competitive environments, planned capacity and new product launches, cost factors such as raw material prices, and financial performance of the reporting unit. If the Company chooses not to complete a qualitative assessment for a given reporting unit or if the initial assessment indicates that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying value, additional quantitative testing is required.
Quantitative testing requires the fair value of the reporting unit to be compared with its carrying value. If the reporting unit's carrying value exceeds its fair value, an impairment charge is recognized for the difference. The Company utilizes a discounted cash flow methodology to calculate the fair value of its reporting units. This valuation technique has been selected by management as the most meaningful valuation method due to the limited number of market comparables for the Company's reporting units. However, where market comparables are available, the Company includes EBIT/EBITDA multiples as part of the reporting unit valuation analysis. The discounted cash flow valuations are completed using the following key assumptions (including certain ranges used for the 2017 testing): projected revenue growth rates, or compounded annual growth rates, over a ten-year cash flow forecast period, which ranged from 0.5 percent to 6.4 percent and varied by reporting unit based on underlying business fundamentals and future expectations; discount rates, which ranged from 7.2 percent to 9.1 percent; tax rates; terminal values, differentiated based on the cash flow projection of each reporting unit and the projected net operating profit after tax ("NOPAT") growth rate, which ranged from 0.5 percent to 3.0 percent; currency exchange rates; and forecasted long-term hydrocarbon and energy prices, by geographic area and by year, which included the Company's key feedstocks as well as natural gas and crude oil (due to its correlation to naphtha). Currency exchange rates and long-term hydrocarbon and energy prices are established for the Company as a whole and applied consistently to all reporting units, while revenue growth rates, discount rates and tax rates are established by reporting unit to account for differences in business fundamentals and industry risk.
2017 Goodwill Impairment Testing
Effective with the Merger, the Company updated its reporting units to align with the level at which discrete financial information is available for review by management. A relative fair value method was used to reallocate goodwill for reporting units of which the composition had changed. No impairment indicators were identified as a result of the updated alignment and reallocation of goodwill. In the fourth quarter of 2017, quantitative testing was performed on eleven reporting units and a qualitative assessment was performed for the remaining reporting units.

For the qualitative assessments, management considered the factors at both the Company level and the reporting unit level. Based on the qualitative assessment, management concluded it is not more likely than not that the fair value of the reporting unit is less than the carrying value of the reporting unit.

Upon completion of quantitative testing in the fourth quarter of 2017, the Company determined the Coatings & Performance Monomers reporting unit was impaired. Throughout 2017, the Coatings & Performance Monomers reporting unit did not consistently meet expected financial performance targets, primarily due to increasing commoditization in coatings markets and competition, as well as customer consolidation in end markets which have reduced growth opportunities. As a result, the Coatings & Performance Monomers reporting unit lowered future revenue and profitability expectations. The fair value of the Coatings & Performance Monomers reporting unit was determined using a discounted cash flow methodology that reflected reductions in projected revenue growth rates, primarily driven by modified sales volume and pricing assumptions, as well as revised expectations for future growth rates. These discounted cash flows did not support the carrying value of the Coatings & Performance Monomers reporting unit. As a result, the Company recorded a goodwill impairment charge for the Coatings & Performance Monomers reporting unit of $1,491 million in the fourth quarter of 2017, included in “Restructuring, goodwill impairment and asset related charges - net” in the consolidated statements of income. At December 31, 2017, the Coatings & Performance Monomers reporting unit carried $1,071 million of goodwill.

The fair values of the remaining reporting units exceeded their carrying values and no other goodwill impairments were identified as a result of the 2017 testing.

Pension and Other Postretirement Benefits
The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could have been settled at December 31, 2017, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note 19 to the Consolidated Financial Statements. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods. The U.S. pension plans represent 70 percent of the Company’s pension plan assets and 70 percent of the pension obligations.

On January 1, 2016, the Company adopted the spot rate approach to determine the discount rate utilized to measure the service cost and interest cost components of net periodic pension and other postretirement benefit costs for the U.S. and other selected countries. Under the spot rate approach, the Company calculates service costs and interest costs by applying individual spot rates from the Willis Towers Watson RATE:Link yield curve (based on high-quality corporate bond yields) for each selected country to the separate expected cash flow components of service cost and interest cost; service cost and interest cost for all other plans (including all plans prior to adoption) are determined on the basis of the single equivalent discount rates derived in determining those plan obligations. The Company changed to this method to provide a more precise measure of interest and service costs for certain plans by improving the correlation between projected benefit cash flows and the discrete spot yield curves. The Company accounted for this change as a change in accounting estimate and it was applied prospectively starting in 2016.

The following information relates to the U.S. plans only; a similar approach is used for the Company’s non-U.S. plans.

The Company determines the expected long-term rate of return on assets by performing a detailed analysis of historical and expected returns based on the strategic asset allocation approved by the Company's Investment Committee and the underlying return fundamentals of each asset class. The Company’s historical experience with the pension fund asset performance is also considered. The expected return of each asset class is derived from a forecasted future return confirmed by historical experience. The expected long-term rate of return is an assumption and not what is expected to be earned in any one particular year. The weighted-average long-term rate of return assumption used for determining net periodic pension expense for 2017 was 7.91 percent. The assumption used for determining 2018 net periodic pension expense is 7.92 percent. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Company’s pension plans.

The discount rates utilized to measure the pension and other postretirement obligations of the U.S. qualified plans are based on the yield on high-quality corporate fixed income investments at the measurement date. Future expected actuarially determined cash flows for Dow’s U.S. plans are individually discounted at the spot rates under the Willis Towers Watson U.S. RATE:Link 60-90 corporate yield curve (based on 60th to 90th percentile high-quality corporate bond yields) to arrive at the plan’s obligations as of the measurement date. The weighted average discount rate utilized to measure pension obligations decreased to 3.66 percent at December 31, 2017, from 4.11 percent at December 31, 2016.

At December 31, 2017, the U.S. qualified plans were underfunded on a projected benefit obligation basis by approximately $5.4 billion. The underfunded amount increased approximately $240 million compared with December 31, 2016. The increase in the underfunded amount in 2017 was primarily due to the change in the discount rate. The Company contributed $200 million to the U.S. qualified plans in 2017.

The assumption for the long-term rate of increase in compensation levels for the U.S. qualified plans was 4.25 percent. The Company uses a generational mortality table to determine the duration of its pension and other postretirement obligations.

The following discussion relates to the Company’s significant pension plans.

The Company bases the determination of pension expense on a market-related valuation of plan assets that reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose represent the difference between the expected return calculated using the market-related value of plan assets and the actual return based on the market value of plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value of plan assets will be impacted when previously deferred gains or losses are recorded. Over the life of the plans, both gains and losses have been recognized and amortized. At December 31, 2017, net gains of $293 million remain to be recognized in the calculation of the market-related value of plan assets. These net gains will result in decreases in future pension expense as they are recognized in the market-related value of assets.

The net increase in the market-related value of assets due to the recognition of prior gains (losses) is presented in the following table:

Net Increase in Market-Related Asset Value Due to Recognition of Prior Gains (Losses)
In millions
2018	$39
2019	(64)
2020	142
2021	176
Total	$293

The Company expects pension expense to decrease in 2018 by approximately $700 million. Excluding a settlement charge resulting from the change in control of the Company which occurred at the time of the Merger, pension expense is expected to decrease approximately $15 million in 2018.

A 25 basis point increase or decrease in the long-term return on assets assumption would change the Company’s total pension expense for 2018 by $57 million. A 25 basis point increase in the discount rate assumption would lower the Company's total pension expense for 2018 by $64 million. A 25 basis point decrease in the discount rate assumption would increase the Company's total pension expense for 2018 by $66 million. A 25 basis point change in the long-term return and discount rate assumptions would have an immaterial impact on the other postretirement benefit expense for 2018.

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

At December 31, 2017, the Company had a net deferred tax asset balance of $958 million, after valuation allowances of $1,371 million.

In evaluating the ability to realize the deferred tax assets, the Company relies on, in order of increasing subjectivity, taxable income in prior carryback years, the future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income using historical and projected future operating results.

At December 31, 2017, the Company had deferred tax assets for tax loss and tax credit carryforwards of $1,734 million, $285 million of which is subject to expiration in the years 2018 through 2022. In order to realize these deferred tax assets for tax loss and tax credit carryforwards, the Company needs taxable income of approximately $24,457 million across multiple jurisdictions. The taxable income needed to realize the deferred tax assets for tax loss and tax credit carryforwards that are subject to expiration between 2018 through 2022 is approximately $4,852 million.

The Company recognizes the financial statement effects of an uncertain income tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination. At December 31, 2017, the Company had uncertain tax positions for both domestic and foreign issues of $253 million.

The Company accrues for non-income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. At December 31, 2017, the Company had a non-income tax contingency reserve for both domestic and foreign issues of $110 million.

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted, making significant changes to the U.S. tax law (see Note 9 to the Consolidated Financial Statements for additional information). The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of The Act for which the accounting under ASC 740, "Income Taxes" (“ASC 740”) is incomplete. To the extent that a company's accounting for certain income tax effects of The Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. The provisional amounts, and adjustments identified in the measurement period, are recorded to the provision for income taxes in the period the amounts are determined. In accordance with SAB 118, income tax effects of The Act may be refined upon obtaining, preparing, or analyzing additional information during the measurement period and such changes could be material. SAB 118 provides that the measurement period is complete when a company's accounting is complete and in no circumstances should the measurement period extend beyond one year from the enactment date. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately prior to enactment of The Act.

For additional information, see Notes 1 and 9 to the Consolidated Financial Statements.

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

Dow believes third-party verification and transparent public reporting are cornerstones of world-class EH&S performance and building public trust. Numerous Dow sites in Europe, Latin America, Asia Pacific and U.S. & Canada have received third-party verification of Dow’s compliance with RESPONSIBLE CARE® and with outside specifications such as ISO-14001. Dow continues to be a global champion of RESPONSIBLE CARE® and has worked to broaden the application and impact of RESPONSIBLE CARE® around the world through engagement with suppliers, customers and joint venture partners.

Dow’s EH&S policies helped the Company achieve improvements in many aspects of EH&S performance in 2017. Dow’s process safety performance was excellent in 2017 and improvements were made in injury/illness rates. Safety remains a priority for the entire Company. Further improvement in these areas, as well as environmental compliance, remains a top management priority, with initiatives underway to further improve performance and compliance in 2018 as Dow continues to implement the Company's 2025 Sustainability Goals.

Detailed information on Dow’s performance regarding environmental matters and goals can be found online on Dow’s Science & Sustainability webpage at www.dow.com. The Company's website and its content are not deemed incorporated by reference into this report.

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

Dow played a key role in the development and implementation of the American Chemistry Council’s RESPONSIBLE CARE® Security Code ("Security Code"), which requires that all aspects of security – including facility, transportation and cyberspace – be assessed and gaps addressed. Through the Company’s global implementation of the Security Code, Dow has permanently heightened the level of security – not just in the United States, but worldwide. Dow employs several hundred employees and contractors in its Emergency Services and Security department worldwide.

Through the implementation of the Security Code, including voluntary security enhancements and upgrades made since 2002, Dow is well-positioned to comply with U.S. chemical facility regulations and other regulatory security frameworks. Dow is currently participating with the American Chemistry Council to review and update the Security Code.

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

Dow intends to implement the recommendations of the Financial Stability Board Task Force on Climate-Related Disclosures ("Task Force") over the next three to five years, which is aligned with the recommendations of the Task Force.

Environmental Remediation
Dow accrues the costs of remediation of its facilities and formerly owned facilities based on current law and regulatory requirements. The nature of such remediation can include management of soil and groundwater contamination. The accounting policies adopted to properly reflect the monetary impacts of environmental matters are discussed in Note 1 to the Consolidated Financial Statements. To assess the impact on the financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and the ability to apply remediation technologies. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. Dow had an accrued liability of $726 million at December 31, 2017, related to the remediation of current or former Dow-owned sites. At December 31, 2016, the liability related to remediation was $758 million.

In addition to current and former Dow-owned sites, under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and equivalent state laws (hereafter referred to collectively as "Superfund Law"), Dow is liable for remediation of other hazardous waste sites where Dow allegedly disposed of, or arranged for the treatment or disposal of, hazardous substances. Because Superfund Law imposes joint and several liability upon each party at a site, Dow has evaluated its potential liability in light of the number of other companies that also have been named potentially responsible parties (“PRPs”) at each site, the estimated apportionment of costs among all PRPs, and the financial ability and commitment of each to pay its expected share. The Company’s remaining liability for the remediation of Superfund sites was $152 million at December 31, 2017 ($151 million at December 31, 2016). The Company has not recorded any third-party recovery related to these sites as a receivable.

Information regarding environmental sites is provided below:

Environmental Sites	Dow-owned Sites [1]		Superfund Sites [2]
	2017	2016	2017	2016
Number of sites at Jan 1	189	180	131	124
Sites added during year	60	16	2	10
Sites closed during year	(5)	(7)	(2)	(3)
Number of sites at Dec 31	244	189	131	131

1.
Dow-owned sites are sites currently or formerly owned by Dow. In the United States, remediation obligations are imposed by the Resource Conservation and Recovery Act or analogous state law. At December 31, 2017, 35 of these sites (38 sites at December 31, 2016) were formerly owned by Dowell Schlumberger, Inc., a group of companies in which the Company previously owned a 50 percent interest. Dow sold its interest in Dowell Schlumberger in 1992.

2.	Superfund sites are sites, including sites not owned by Dow, where remediation obligations are imposed by Superfund Law.

Additional information is provided below for the Company’s Midland, Michigan, manufacturing site and Midland off-site locations (collectively, the "Midland sites"), as well as a Superfund site in Wood-Ridge, New Jersey, the locations for which the Company has the largest potential environmental liabilities.

In the early days of operations at the Midland manufacturing site, wastes were usually disposed of on-site, resulting in soil and groundwater contamination, which has been contained and managed on-site under a series of Resource Conservation and Recovery Act permits and regulatory agreements. The Hazardous Waste Operating License for the Midland manufacturing site, issued in 2003, and renewed and replaced in September 2015, also included provisions for the Company to conduct an investigation to determine the nature and extent of off-site contamination from historic Midland manufacturing site operations. In January 2010, the Company, the U.S. Environmental Protection Agency ("EPA") and the State of Michigan ("State") entered into an Administrative Order on Consent that requires the Company to conduct a remedial investigation, a feasibility study and a remedial design for the Tittabawassee River, the Saginaw River and the Saginaw Bay, and pay the oversight costs of the EPA and the State under the authority of CERCLA. See Note 16 to the Consolidated Financial Statements for additional information. At December 31, 2017, the Company had an accrual of $131 million ($137 million at December 31, 2016) for environmental remediation and investigation associated with the Midland sites. In 2017, the Company spent $24 million ($36 million in 2016) for environmental remediation at the Midland sites.

Rohm and Haas, a wholly owned subsidiary of Dow, is a PRP at the Wood-Ridge, New Jersey Ventron/Velsicol Superfund Site, and the adjacent Berry’s Creek Study Area ("BCSA") (collectively, the "Wood-Ridge sites"). Rohm and Haas is a successor in interest to a company that owned and operated a mercury processing facility, where wastewater and waste handling resulted in contamination of soils and adjacent creek sediments. The Berry’s Creek Study Area PRP group completed a multi-stage Remedial Investigation ("RI") pursuant to an Administrative Order on Consent with U.S. EPA Region 2 to identify contamination in surface water, sediment and biota related to numerous contaminated sites in the Berry's Creek watershed, and submitted the report to the EPA in June 2016. That same month, the EPA concluded that an "iterative or adaptive approach" was appropriate for cleaning up the BCSA. Thus, each phase of remediation will be followed by a period of monitoring to assess its effectiveness and determine if there is a need for more work. The Feasibility Study ("FS") for the first phase of work will be submitted in the second half of 2018. The EPA will then review the remedial options presented in the FS, select the remedy and issue an interim Record of Decision ("ROD"). The PRP group will then attempt to negotiate agreements among the PRP's to fund the selected remedy and with the EPA to perform the remediation. Although there is currently much uncertainty as to what will ultimately be required to remediate the BCSA and Rohm and Haas's share of these costs has yet to be determined, the range of activities that will be required in the interim ROD is known in general terms. Based on the first phase of the RI and agreement with the EPA, the overall remediation accrual for the Wood-Ridge sites was increased by $80 million in the fourth quarter of 2016. At December 31, 2017, the Company had an accrual of $88 million ($91 million at December 31, 2016) for environmental remediation at the Wood-Ridge sites. In 2017, the Company spent $7 million ($6 million in 2016) on environmental remediation at the Wood-Ridge sites.

In the fourth quarter of 2016, the Company recorded a pretax charge of $295 million for environmental remediation at a number of historical locations, including the Midland manufacturing site/off-site matters and the Wood-Ridge sites, primarily resulting from the culmination of negotiations with regulators and/or final agency approval. This charge was included in "Cost of sales" in the consolidated statements of income. In total, the Company’s accrued liability for probable environmental remediation and restoration costs was $878 million at December 31, 2017, compared with $909 million at December 31, 2016. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows.

The amounts charged to income on a pretax basis related to environmental remediation totaled $171 million in 2017, $504 million in 2016 and $218 million in 2015. The amounts charged to income on a pretax basis related to operating the Company’s current pollution abatement facilities, excluding internal recharges, totaled $640 million in 2017, $623 million in 2016 and $613 million in 2015. Capital expenditures for environmental protection were $79 million in 2017, $66 million in 2016 and $49 million in 2015.

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

Asbestos-Related Claim Activity	2017	2016	2015
Claims unresolved at Jan 1	16,141	18,778	26,116
Claims filed	7,010	7,813	7,544
Claims settled, dismissed or otherwise resolved	(7,724)	(10,450)	(14,882)
Claims unresolved at Dec 31	15,427	16,141	18,778
Claimants with claims against both Union Carbide and Amchem	(5,530)	(5,741)	(6,804)
Individual claimants at Dec 31	9,897	10,400	11,974

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

For additional information see Part I, Item 3. Legal Proceedings and Asbestos-Related Matters and Note 16 to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Dow’s business operations give rise to market risk exposure due to changes in foreign exchange rates, interest rates, commodity prices and other market factors such as equity prices. To manage such risks effectively, the Company enters into hedging transactions, pursuant to established guidelines and policies that enable it to mitigate the adverse effects of financial market risk. Derivatives used for this purpose are designated as hedges per the accounting guidance related to derivatives and hedging activities, where appropriate. A secondary objective is to add value by creating additional non-specific exposure within established limits and policies; derivatives used for this purpose are not designated as hedges. The potential impact of creating such additional exposures is not material to the Company’s results.

The global nature of Dow’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global basis, the Company has assets, liabilities and cash flows in currencies other than the U.S. dollar. The primary objective of the Company’s foreign exchange risk management is to optimize the U.S. dollar value of net assets and cash flows, keeping the adverse impact of currency movements to a minimum. To achieve this objective, the Company hedges on a net exposure basis using foreign currency forward contracts, over-the-counter option contracts, cross-currency swaps and nonderivative instruments in foreign currencies. Exposures primarily relate to assets, liabilities and bonds denominated in foreign currencies, as well as economic exposure, which is derived from the risk that currency fluctuations could affect the dollar value of future cash flows related to operating activities. The largest exposures are denominated in European currencies, the Japanese yen and the Chinese yuan, although exposures also exist in other currencies of Asia Pacific, Canada, Latin America, Middle East, Africa and India.

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

Dow uses value-at-risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Company is a variance/covariance model. This model uses a 97.5 percent confidence level and includes at least one year of historical data. The 2017 and 2016 year-end and average daily VAR for the aggregate of all positions are shown below. These amounts are immaterial relative to the total equity of the Company.

Total Daily VAR by Exposure Type at Dec 31	2017		2016
In millions	Year-end	Average	Year-end	Average
Commodities	$32	$35	$24	$23
Equity securities	4	9	17	16
Foreign exchange	26	38	28	9
Interest rate	70	76	82	90
Composite	$132	$158	$151	$138

The Company’s daily VAR for the aggregate of all positions decreased from a composite VAR of $151 million at December 31, 2016 to a composite VAR of $132 million at December 31, 2017. The commodities VAR increased due to an increase in long-term managed exposures. The equity securities VAR decreased due to a reduction in managed exposures and a decline in equity volatility. The interest rate VAR decreased due to a drop in yield volatility. See Note 21 to the Consolidated Financial Statements for further disclosure regarding market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of The Dow Chemical Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Dow Chemical Company and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15(a)2 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 16 to the financial statements, in the fourth quarter of 2016, the Company changed its accounting policy from expensing asbestos-related defense and processing costs as incurred to the accrual of asbestos-related defense and processing costs when probable of occurring and estimable.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Midland, Michigan
February 15, 2018

We have served as the Company's auditor since 1905.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

(In millions) For the years ended Dec 31,	2017	2016	2015
Net Sales	$55,508	$48,158	$48,778
Cost of sales	44,308	37,640	37,745
Research and development expenses	1,637	1,584	1,598
Selling, general and administrative expenses	2,917	2,956	2,948
Amortization of intangibles	624	544	419
Restructuring, goodwill impairment and asset related charges - net	3,100	595	559
Integration and separation costs	786	349	23
Asbestos-related charge	—	1,113	—
Equity in earnings of nonconsolidated affiliates	762	442	674
Sundry income (expense) - net	877	1,452	4,716
Interest expense and amortization of debt discount	976	858	946
Income Before Income Taxes	2,799	4,413	9,930
Provision for income taxes	2,204	9	2,147
Net Income	595	4,404	7,783
Net income attributable to noncontrolling interests	129	86	98
Net Income Attributable to The Dow Chemical Company	466	4,318	7,685
Preferred stock dividends	—	340	340
Net Income Available for The Dow Chemical Company Common Stockholder	$466	$3,978	$7,345
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

(In millions) For the years ended Dec 31,	2017	2016	2015
Net Income	$595	$4,404	$7,783
Other comprehensive income (loss), net of tax
Unrealized losses on investments	(46)	(4)	(94)
Cumulative translation adjustments	900	(644)	(986)
Pension and other postretirement benefit plans	391	(620)	552
Derivative instruments	(14)	113	(122)
Total other comprehensive income (loss)	1,231	(1,155)	(650)
Comprehensive Income	1,826	3,249	7,133
Comprehensive income attributable to noncontrolling interests, net of tax	172	83	65
Comprehensive Income Attributable to The Dow Chemical Company	$1,654	$3,166	$7,068
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

(In millions, except share amounts) At Dec 31,	2017	2016
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2017: $107; 2016: $75)	$6,188	$6,607
Marketable securities	4	—
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2017: $117; 2016: $110)	7,338	4,666
Other	4,711	4,312
Inventories	8,376	7,363
Other current assets	627	711
Total current assets	27,244	23,659
Investments
Investment in nonconsolidated affiliates	3,742	3,747
Other investments (investments carried at fair value - 2017: $1,512; 2016: $1,959)	2,510	2,969
Noncurrent receivables	594	708
Total investments	6,846	7,424
Property
Property	60,426	57,438
Less accumulated depreciation	36,614	33,952
Net property (variable interest entities restricted - 2017: $907; 2016: $961)	23,812	23,486
Other Assets
Goodwill	13,938	15,272
Other intangible assets (net of accumulated amortization - 2017: $5,161; 2016: $4,295)	5,549	6,026
Deferred income tax assets	1,722	3,079
Deferred charges and other assets	829	565
Total other assets	22,038	24,942
Total Assets	$79,940	$79,511
Liabilities and Equity
Current Liabilities
Notes payable	$484	$272
Long-term debt due within one year	752	635
Accounts payable:
Trade	5,360	4,519
Other	3,062	2,097
Income taxes payable	694	600
Accrued and other current liabilities	4,025	4,481
Total current liabilities	14,377	12,604
Long-Term Debt (variable interest entities nonrecourse - 2017: $249; 2016: $330)	19,765	20,456
Other Noncurrent Liabilities
Deferred income tax liabilities	764	923
Pension and other postretirement benefits - noncurrent	10,794	11,375
Asbestos-related liabilities - noncurrent	1,237	1,364
Other noncurrent obligations	5,994	5,560
Total other noncurrent liabilities	18,789	19,222
Stockholders’ Equity
Common stock (2017: authorized and issued 100 shares of $0.01 par value each; 2016: authorized 1,500,000,000 shares of $2.50 par value each; issued: 1,242,794,836 shares)	—	3,107
Additional paid-in capital	6,553	4,262
Retained earnings	28,050	30,338
Accumulated other comprehensive loss	(8,591)	(9,822)
Unearned ESOP shares	(189)	(239)
Treasury stock at cost (2017: zero shares; 2016: 31,661,501 shares)	—	(1,659)
The Dow Chemical Company’s stockholders’ equity	25,823	25,987
Noncontrolling interests	1,186	1,242
Total equity	27,009	27,229
Total Liabilities and Equity	$79,940	$79,511
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

(In millions) For the years ended Dec 31,	2017	2016	2015
Operating Activities
Net income	$595	$4,404	$7,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,155	2,862	2,521
Provision (Credit) for deferred income tax	933	(1,259)	305
Earnings of nonconsolidated affiliates less than dividends received	95	243	142
Net periodic pension benefit cost	1,137	389	755
Pension contributions	(1,676)	(629)	(844)
Net gain on sales of assets, businesses and investments	(1,156)	(214)	(4,655)
Net gain on step acquisition of nonconsolidated affiliates	—	(2,445)	(361)
Restructuring, goodwill impairment and asset related charges - net	3,100	595	559
Asbestos-related charge	—	1,113	—
Other net loss	378	361	437
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(4,734)	(1,539)	(84)
Proceeds from interests in trade accounts receivable conduits	2,269	1,257	1,034
Inventories	(1,225)	610	780
Accounts payable	1,735	569	(717)
Other assets and liabilities, net	(104)	(717)	(48)
Cash provided by operating activities	4,502	5,600	7,607
Investing Activities
Capital expenditures	(3,144)	(3,804)	(3,703)
Investment in gas field developments	(121)	(113)	—
Construction of assets pending sale / leaseback	—	(63)	—
Proceeds from sale / leaseback of assets	—	87	3
Purchases of previously leased assets	(187)	—	(46)
Payment into escrow account	(130)	(835)	—
Distribution from escrow account	130	835	—
Proceeds from sales of property and businesses, net of cash divested	1,691	284	2,383
Acquisitions of property and businesses, net of cash acquired	16	(187)	(123)
Cash acquired in step acquisition of nonconsolidated affiliate	—	1,050	—
Investments in and loans to nonconsolidated affiliates	(749)	(1,020)	(803)
Distributions and loan repayments from nonconsolidated affiliates	69	109	17
Proceeds from sales of ownership interests in nonconsolidated affiliates	64	22	1,528
Purchases of investments	(643)	(577)	(1,246)
Proceeds from sales and maturities of investments	1,163	733	640
Other investing activities, net	(100)	—	—
Cash used for investing activities	(1,941)	(3,479)	(1,350)
Financing Activities
Changes in short-term notes payable	293	(33)	(82)
Proceeds from issuance of long-term debt	—	32	1,383
Payments on long-term debt	(621)	(588)	(1,114)
Purchases of treasury stock	—	(916)	(1,166)
Proceeds from issuance of parent company stock	66	—	—
Proceeds from sales of common stock	423	398	508
Employee taxes paid for share-based payment arrangements	(93)	(65)	(50)
Distributions to noncontrolling interests	(129)	(176)	(112)
Purchases of noncontrolling interests	—	(202)	(175)
Contributions from noncontrolling interests	—	—	17
Dividends paid to stockholders	(2,179)	(2,462)	(2,253)
Dividends paid to parent	(1,056)	—	—
Other financing activities, net	(4)	(2)	(88)
Cash used for financing activities	(3,300)	(4,014)	(3,132)
Effect of exchange rate changes on cash	320	(77)	(202)
Summary
Increase (decrease) in cash and cash equivalents	(419)	(1,970)	2,923
Cash and cash equivalents at beginning of year	6,607	8,577	5,654
Cash and cash equivalents at end of year	$6,188	$6,607	$8,577

Supplemental cash flow information
Cash paid during year for:
Interest, net of amounts capitalized	$1,178	$1,192	$1,137
Income taxes	$1,805	$1,592	$1,405
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

(In millions)	Preferred Stock	Common Stock	Add'l Paid in Capital	Retained Earnings	Accum Other Comp Loss	Unearned ESOP	Treasury Stock	Non-controlling Interests	Total Equity
2015
Balance at Jan 1, 2015	$4,000	$3,107	$4,846	$23,045	$(8,017)	$(325)	$(4,233)	$931	$23,354
Net income available for The Dow Chemical Company common stockholders	—	—	—	7,345	—	—	—	—	7,345
Other comprehensive loss	—	—	—	—	(650)	—	—	—	(650)
Dividends to stockholders	—	—	—	(1,942)	—	—	—	—	(1,942)
Common stock issued/sold	—	—	508	—	—	—	766	—	1,274
Stock-based compensation and allocation of ESOP shares	—	—	(429)	—	—	53	—	—	(376)
Impact of noncontrolling interests	—	—	—	—	—	—	—	(122)	(122)
Treasury stock purchases	—	—	—	—	—	—	(2,688)	—	(2,688)
Other	—	—	11	(23)	—	—	—	—	(12)
Balance at Dec 31, 2015	$4,000	$3,107	$4,936	$28,425	$(8,667)	$(272)	$(6,155)	$809	$26,183
2016
Net income available for The Dow Chemical Company common stockholders	—	—	—	3,978	—	—	—	—	3,978
Other comprehensive loss	—	—	—	—	(1,155)	—	—	—	(1,155)
Dividends to stockholders	—	—	—	(2,037)	—	—	—	—	(2,037)
Common stock issued/sold	—	—	398	—	—	—	717	—	1,115
Stock-based compensation and allocation of ESOP shares	—	—	(376)	—	—	51	—	—	(325)
ESOP shares acquired	—	—	—	—	—	(18)	—	—	(18)
Impact of noncontrolling interests	—	—	—	—	—	—	—	433	433
Treasury stock purchases	—	—	—	—	—	—	(916)	—	(916)
Preferred stock converted to common stock	(4,000)	—	(695)	—	—	—	4,695	—	—
Other	—	—	(1)	(28)	—	—	—	—	(29)
Balance at Dec 31, 2016	$—	$3,107	$4,262	$30,338	$(9,822)	$(239)	$(1,659)	$1,242	$27,229
2017
Net income available for The Dow Chemical Company common stockholder	—	—	—	466	—	—	—	—	466
Other comprehensive income	—	—	—	—	1,231	—	—	—	1,231
Dividends to stockholders	—	—	—	(1,673)	—	—	—	—	(1,673)
Dividends to parent	—	—	—	(1,056)	—	—	—	—	(1,056)
Common stock issued/sold	—	—	423	—	—	—	724	—	1,147
Issuance of parent company stock	—	—	66	—	—	—	—	—	66
Stock-based compensation and allocation of ESOP shares	—	—	(368)	—	—	50	—	—	(318)
Impact of noncontrolling interests	—	—	—	—	—	—	—	(56)	(56)
Merger impact	—	(3,107)	2,172	—	—	—	935	—	—
Other	—	—	(2)	(25)	—	—	—	—	(27)
Balance at Dec 31, 2017	$—	$—	$6,553	$28,050	$(8,591)	$(189)	$—	$1,186	$27,009
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements of The Dow Chemical Company and its subsidiaries (“Dow” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control and, when applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. Intercompany transactions and balances are eliminated in consolidation. Investments in nonconsolidated affiliates (20-50 percent owned companies or less than 20 percent owned companies over which significant influence is exercised) are accounted for using the equity method.

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

Beginning September 1, 2017, transactions between DowDuPont, Dow and DuPont and their affiliates are reflected in these consolidated financial statements and will be disclosed as related party transactions, when material. Transactions between Dow and DuPont primarily consist of the sale and procurement of certain feedstocks and raw materials that are consumed in each company's manufacturing process. Transactions with DuPont during the period from September 1, 2017 through December 31, 2017, were not material to the consolidated financial statements. See Note 24 for additional information.

Effective with the Merger, Dow’s business activities are components of its parent company’s business operations. Dow’s business activities, including the assessment of performance and allocation of resources, are reviewed and managed by DowDuPont. Information used by the chief operating decision maker of Dow relates to the Company in its entirety. Accordingly, there are no separate reportable business segments for the Company under Accounting Standards Codification ("ASC") Topic 280 “Segment Reporting” and the Company’s business results are reported in this Form 10-K as a single operating segment.

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

Significant Accounting Policies
Asbestos-Related Matters
Accruals for asbestos-related matters, including defense and processing costs, are recorded based on an analysis of claim and resolution activity, defense spending, and pending and future claims. These accruals are assessed at each balance sheet date to determine if the asbestos-related liability remains appropriate. Accruals for asbestos-related matters are included in the consolidated balance sheets in “Accrued and other current liabilities” and “Asbestos-related liabilities - noncurrent.” This accounting policy was added in the fourth quarter of 2016. See Note 16 for additional information.

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

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in the consolidated balance sheets in “Accrued and other current liabilities” and “Other noncurrent obligations” at undiscounted amounts. Accruals for related insurance or other third-party recoveries for environmental liabilities are recorded when it is probable that a recovery will be realized and are included in the consolidated balance sheets in “Accounts and notes receivable - Other.”

Environmental costs are capitalized if the costs extend the life of the property, increase its capacity and/or mitigate or prevent contamination from future operations. Environmental costs are also capitalized in recognition of legal asset retirement obligations resulting from the acquisition, construction and/or normal operation of a long-lived asset. Costs related to environmental contamination treatment and cleanup are charged to expense. Estimated future incremental operations, maintenance and management costs directly related to remediation are accrued when such costs are probable and reasonably estimable.

Cash and Cash Equivalents
Cash and cash equivalents include time deposits and investments with maturities of three months or less at the time of purchase.

Financial Instruments
The Company calculates the fair value of financial instruments using quoted market prices when available. When quoted market prices are not available for financial instruments, the Company uses standard pricing models with market-based inputs that take into account the present value of estimated future cash flows.

The Company utilizes derivatives to manage exposures to foreign currency exchange rates, commodity prices and interest rate risk. The fair values of all derivatives are recognized as assets or liabilities at the balance sheet date. Changes in the fair values of these instruments are reported in income or AOCL, depending on the use of the derivative and whether the Company has elected hedge accounting treatment.

Gains and losses on derivatives that are designated and qualify as cash flow hedging instruments are recorded in AOCL, to the extent the hedges are effective, until the underlying transactions are recognized in income. To the extent effective, gains and losses on derivative and non-derivative instruments used as hedges of the Company’s net investment in foreign operations are recorded in AOCL as part of the cumulative translation adjustment. The ineffective portions of cash flow hedges and hedges of net investment in foreign operations, if any, are recognized in income immediately.

Gains and losses on derivatives designated and qualifying as fair value hedging instruments, as well as the offsetting losses and gains on the hedged items, are reported in income in the same accounting period. Derivatives not designated as hedging instruments are marked-to-market at the end of each accounting period with the results included in income.

Inventories
Inventories are stated at the lower of cost or net realizable value. The method of determining cost for each subsidiary varies among last-in, first-out (“LIFO”); first-in, first-out (“FIFO”); and average cost, and is used consistently from year to year. At December 31, 2017, approximately 24 percent, 67 percent and 9 percent of the Company's inventories were accounted for under the LIFO, FIFO and average cost methods, respectively. At December 31, 2016, approximately 28 percent, 62 percent and 10 percent of the Company's inventories were accounted for under the LIFO, FIFO and average cost methods, respectively.

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

Goodwill and Other Intangible Assets
The Company records goodwill when the purchase price of a business combination exceeds the estimated fair value of net identified tangible and intangible assets acquired. Goodwill is tested for impairment at the reporting unit level annually in the fourth quarter, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. When testing goodwill for impairment, the Company may first assess qualitative factors. If an initial qualitative assessment identifies that it is more likely than not that the fair value of a reporting unit is less than its carrying value, additional quantitative testing is performed. The Company may also elect to skip the qualitative testing and proceed directly to the quantitative testing. If the quantitative testing indicates that goodwill is impaired, an impairment charge is recognized based on the difference between the reporting unit's carrying value and its fair value. The Company primarily utilizes a discounted cash flow methodology to calculate the fair value of its reporting units.

Finite-lived intangible assets such as purchased customer lists, developed technology, patents, trademarks and software, are amortized over their estimated useful lives, generally on a straight-line basis for periods ranging primarily from three to twenty years. Indefinite-lived intangible assets are reviewed for impairment or obsolescence annually, or more frequently when events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows.

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

Revenue
Sales are recognized when the revenue is realized or realizable, and the earnings process is complete. Approximately 98 percent of the Company’s sales in 2017 related to sales of product (99 percent in 2016 and 99 percent in 2015). The remaining 2 percent in 2017 primarily related to the Company’s insurance operations and licensing of patents and technology (1 percent in 2016 and 1 percent in 2015). Revenue for product sales is recognized as risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. As such, title to the product passes when the product is delivered to the freight carrier. The Company’s standard terms of delivery are included in its contracts of sale, order confirmation documents and invoices. Freight costs and any directly related costs of transporting finished product to customers are recorded as “Cost of sales” in the consolidated statements of income.

Revenue related to the Company's insurance operations includes third-party insurance premiums, which are earned over the terms of the related insurance policies and reinsurance contracts. Revenue related to the initial licensing of patents and technology is recognized when earned; revenue related to running royalties is recognized according to licensee production levels.

Severance Costs
The Company routinely reviews its operations around the world in an effort to ensure competitiveness across its businesses and geographic regions. When the reviews result in a workforce reduction related to the shutdown of facilities or other optimization activities, severance benefits are provided to employees primarily under Dow’s ongoing benefit arrangements. These severance costs are accrued once management commits to a plan of termination and it becomes probable that employees will be entitled to benefits at amounts that can be reasonably estimated.

Integration and Separation Costs
The Company classifies expenses related to the Merger and the ownership restructure of Dow Corning Corporation ("Dow Corning") as "Integration and separation costs" in the consolidated statements of income. Merger-related costs include: costs incurred to prepare for and close the Merger, post-Merger integration expenses and costs incurred to prepare for the separation of the agriculture business, specialty products business and materials science business. The Dow Corning related-costs include: costs incurred to prepare for and close the ownership restructure, as well as integration expenses. These costs primarily consist of financial advisor, information technology, legal, accounting, consulting and other professional advisory fees associated with preparation and execution of these activities. This accounting policy was added in the third quarter of 2017 as a result of the Merger.

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

See Note 9 for further information relating to the enactment of the Tax Cuts and Jobs Act.

Adoption of Accounting Standards Update ("ASU") 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting"
In the first quarter of 2017, the Company adopted ASU 2016-09 and elected to apply changes on a retrospective basis to the consolidated statements of cash flows related to the classification of excess tax benefits and employee taxes paid for share-based payment arrangements. See Note 2 for additional information. The following table summarizes the changes made to the consolidated statements of cash flows for the years ended December 31, 2016 and 2015:

Summary of Changes to the Consolidated Statements of Cash Flows	2016		2015
In millions	As Filed	Updated	As Filed	Updated
Operating Activities
Excess tax benefits from share-based payment arrangements	$(57)	$—	$(41)	$—
Other assets and liabilities, net	$(34)	$31	$878	$928
Cash provided by operating activities	$5,478	$5,600	$7,516	$7,607
Financing Activities
Excess tax benefits from share-based payment arrangements	$57	$—	$41	$—
Employee taxes paid for share-based payment arrangements	$—	$(65)	$—	$(50)
Cash used for financing activities	$(3,892)	$(4,014)	$(3,041)	$(3,132)

Changes in Financial Statement Presentation
As a result of the Merger, certain reclassifications of prior period amounts were made to improve comparability with DowDuPont and conform with the current period presentation. Presentation changes were made to the consolidated statements of income, consolidated balance sheets, consolidated statements of cash flows and consolidated statements of equity. In addition, certain reclassifications of prior period data were made in the Notes to the Consolidated Financial Statements to conform with the current period presentation.

The changes to the financial statements are summarized as follows:

Consolidated Statements of Income
Asset impairment charges were reclassified from "Cost of sales" and "Sundry income (expense) - net" to "Restructuring, goodwill impairment and asset related charges - net." Costs associated with integration and separation activities are now separately reported as “Integration and separation costs” and were reclassified from “Cost of sales” and “Selling, general and administrative expenses.” In addition, “Interest income” was reclassified to “Sundry income (expense) - net.”  The following table summarizes the changes made to the consolidated statements of income for the years ended December 31, 2016 and 2015:

Summary of Changes to the Consolidated Statements of Income	2016		2015
In millions	As Filed	Updated	As Filed	Updated
Cost of sales	$37,641	$37,640	$37,836	$37,745
Selling, general and administrative expenses	$3,304	$2,956	$2,971	$2,948
Restructuring, goodwill impairment and asset related charges - net	$452	$595	$415	$559
Integration and separation costs	$—	$349	$—	$23
Sundry income (expense) - net	$1,202	$1,452	$4,592	$4,716
Interest income	$107	$—	$71	$—

Consolidated Balance Sheets
The Company reclassified “Dividends payable” to “Accrued and other current liabilities” and the current portion of deferred revenue was reclassified from “Accounts payable - Other” to “Accrued and other current liabilities.” In addition, certain derivative assets were reclassified from “Accounts and notes receivable - Other” to “Other current assets” and certain derivative liabilities were reclassified from “Accounts payable - Other” to “Accrued and other current liabilities.” A summary of the changes made to the consolidated balance sheets is as follows:

Summary of Changes to the Consolidated Balance Sheets	Dec 31, 2016
In millions	As Filed	Updated
Accounts and notes receivable - Other	$4,358	$4,312
Other current assets	$665	$711
Accounts payable - Other	$2,401	$2,097
Dividends payable	$508	$—
Accrued and other current liabilities	$3,669	$4,481

Consolidated Statements of Cash Flows
The following table summarizes the changes made to the consolidated statements of cash flows for the years ended December 31, 2016 and 2015:

Summary of Changes to the Consolidated Statements of Cash Flows	2016		2015
In millions	As Filed	Updated	As Filed	Updated
Operating Activities
Net periodic pension benefit cost	$—	$389	$—	$755
Net gain on sales of assets, businesses and investments	$—	$(214)	$—	$(4,655)
Net gain on sales of investments	$(116)	$—	$(95)	$—
Net gain on sales of property, businesses and consolidated companies	$(88)	$—	$(3,811)	$—
Net gain on sales of ownership interests in nonconsolidated affiliates	$(10)	$—	$(749)	$—
Asset impairments and related costs	$143	$—	$144	$—
Restructuring, goodwill impairment and asset related charges - net	$452	$595	$415	$559
Loss on early extinguishment of debt	$—	$—	$8	$—
Other net loss	$113	$361	$172	$437
Accounts payable	$458	$569	$(681)	$(717)
Other assets and liabilities, net [1]	$31	$(717)	$928	$(48)
Financing Activities
Transaction financing, debt issuance and other costs	$(2)	$—	$(88)	$—
Other financing activities, net	$—	$(2)	$—	$(88)

1.	As updated for ASU 2016-09.

Consolidated Statements of Equity
The following table summarizes the changes made to "Retained Earnings" in the consolidated statements of equity for the years ended December 31, 2016 and 2015:

Summary of Changes to the Consolidated Statements of Equity	2016		2015
In millions	As Filed	Updated	As Filed	Updated
Dividend equivalents on participating securities	$(28)	$—	$(23)	$—
Other	$—	$(28)	$—	$(23)

Prior to the Merger, the Company declared dividends of $1.38 per share in 2017 ($1.84 per share in 2016 and $1.72 per share in 2015). Effective with the Merger, Dow no longer has publicly traded common stock. Dow's common shares are owned solely by its parent company, DowDuPont. As a result, the Company’s Board of Directors ("Board") determines whether or not there will be a dividend distribution to DowDuPont. See Note 24 for additional information.

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

In the fourth quarter of 2017, the Company early adopted ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The new guidance eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new guidance, goodwill impairment testing is performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption was permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company adopted the new guidance for goodwill impairment tests performed in the fourth quarter of 2017. See Note 13 for additional information.

Accounting Guidance Issued But Not Adopted at December 31, 2017
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

The Company analyzed the impact of ASU 2014-09, and the related ASU's, across all revenue streams to evaluate the impact of the new standard on revenue contracts. This included reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. The Company completed contract reviews and validated the results of applying the new revenue guidance. The Company finalized its accounting policies, the evaluation of the impact of the accounting and disclosure requirements on its business processes, controls and systems, and is drafting new disclosures required post-implementation in 2018. The Company will adopt the new standard using the modified retrospective approach, under which the cumulative effect of initially applying the new guidance will be recognized as an adjustment to the opening balance of retained earnings in the first quarter of 2018. Based on the completed analysis, the Company has determined the adjustment will not have a material impact on the consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends the guidance under U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company will adopt the new guidance in the first quarter of 2018 and the adoption of this guidance will not have a material impact on the consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows with respect to eight specific cash flow issues. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The amendments should be applied using a retrospective transition method to each period presented, if practicable. Early adoption is permitted, including adoption in an interim period, and any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. All amendments must be adopted in the same period. A key provision in the new guidance will impact the presentation of proceeds from interests in trade accounts receivable conduits which will be retrospectively reclassified from "Operating Activities" to "Investing Activities" in the consolidated statements of cash flows when the Company adopts the new guidance in the first quarter of 2018.

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

In February 2017, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets," which clarifies the scope of guidance on nonfinancial asset derecognition in ASC 610-20 and the accounting for partial sales of nonfinancial assets. The new guidance also conforms the derecognition guidance for nonfinancial assets with the model in the new revenue standard (ASU 2014-09). The new standard is effective for annual reporting periods, and interim periods within those fiscal years, beginning after December 15, 2017, and an entity is required to apply the amendments at the same time that it applies the amendments in ASU 2014-09. The Company will apply the new guidance with the implementation of the new revenue standard in the first quarter of 2018.

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which amends the requirements related to the income statement presentation of the components of net periodic benefit cost for employer sponsored defined benefit pension and other postretirement benefit plans. Under the new guidance, an entity must disaggregate and present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period, and only the service cost component will be eligible for capitalization. Other components of net periodic benefit cost will be presented separately from the line item(s) that includes the service cost. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted at the beginning of an annual period in which the financial statements have not been issued. Entities must use a retrospective transition method to adopt the requirement for separate presentation of the income statement service cost and other components, and a prospective transition method to adopt the requirement to limit the capitalization of benefit cost to the service cost component. The Company will adopt the new guidance in the first quarter of 2018, using a retrospective transition method to reclassify net periodic benefit cost, other than the service cost component, from "Cost of sales," "Research and development expenses" and "Selling, general and administrative expenses" to "Sundry income (expense) - net" in the consolidated statements of income.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," which amends the hedge accounting recognition and presentation defined under ASC 815, with the objectives of improving the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities and simplifying the application of hedge accounting by preparers. The new standard expands the strategies eligible for hedge accounting, relaxes the timing requirements of hedge documentation and effectiveness assessments, and permits, in certain cases, the use of qualitative assessments on an ongoing basis to assess hedge effectiveness. The new guidance also requires new disclosures and presentation. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted in any interim or annual period after issuance of the ASU. Entities must adopt the new guidance by applying a modified retrospective approach to hedging relationships existing as of the adoption date. The Company is currently evaluating the impact of adopting this guidance.

NOTE 3 – MERGER WITH DUPONT
Effective August 31, 2017, Dow and DuPont completed the previously announced merger of equals transaction contemplated by the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017 (the "Merger Agreement"), by and among the Company, DuPont, DowDuPont, Diamond Merger Sub, Inc. and Orion Merger Sub, Inc. Pursuant to the Merger Agreement, (i) Diamond Merger Sub, Inc. was merged with and into Dow, with Dow surviving the merger as a subsidiary of DowDuPont (the "Diamond Merger") and (ii) Orion Merger Sub, Inc. was merged with and into DuPont, with DuPont surviving the merger as a subsidiary of DowDuPont (the "Orion Merger" and, together with the Diamond Merger, the "Mergers"). Following the consummation of the Mergers, each of Dow and DuPont became subsidiaries of DowDuPont (collectively, the "Merger"). Following the Merger, Dow and DuPont intend to pursue, subject to approval by the board of directors of DowDuPont ("DowDuPont Board"), the separation of the combined company's agriculture business, specialty products business and materials science business through one or more tax-efficient transactions ("Intended Business Separations"). Additional information about the Merger is included in Current Reports on Form 8-K filed with the U.S. Securities and Exchange Commission ("SEC") on December 11, 2015, March 31, 2017, August 4, 2017 and September 1, 2017.

Upon completion of the Diamond Merger, each share of common stock, par value $2.50 per share, of Dow ("Dow Common Stock") (excluding any shares of Dow Common Stock that were held in treasury immediately prior to the effective time of the Diamond Merger, which were automatically canceled and retired for no consideration) was converted into the right to receive one fully paid and non-assessable share of common stock, par value $0.01 per share, of DowDuPont ("DowDuPont Common Stock"). As provided in the Merger Agreement, at the effective time of the Mergers, (i) all options, deferred stock, performance deferred stock and other equity awards relating to shares of Dow Common Stock outstanding immediately prior to the effective time of the Mergers were generally automatically converted into options and deferred stock and other equity awards relating to shares of DowDuPont Common Stock after giving effect to appropriate adjustments to reflect the Mergers and otherwise generally on the same terms and conditions as applied under the applicable plans and award agreements immediately prior to the effective time of the Mergers. See Note 20 for additional information on the conversion of the equity awards.

In the third quarter of 2017, as a result of the Diamond Merger and the Merger, the Company recorded a reduction in "Treasury stock" of $935 million, a reduction in "Common stock" of $3,107 million and an increase in "Additional paid in capital" of $2,172 million. At September 1, 2017, the Company has 100 shares of common stock issued and outstanding, par value $0.01 per share, owned solely by its parent, DowDuPont.

On August 31, 2017, following the Diamond Merger, Dow requested that the New York Stock Exchange ("NYSE") withdraw the shares of Dow Common Stock from listing on the NYSE and filed a Form 25 with the SEC to report that the shares of Dow Common Stock are no longer listed on the NYSE. The shares of Dow Common Stock were suspended from trading on the NYSE prior to the open of trading on September 1, 2017.

As a condition of the regulatory approval of the Merger, Dow and DuPont agreed to certain closing conditions, which are as follows:

•
Dow divested its global Ethylene Acrylic Acid copolymers and ionomers business ("EAA Business") to SK Global Chemical Co., Ltd., on September 1, 2017, as part of a divestiture commitment given to the European Commission ("EC") in connection with the EC's conditional approval of the Merger granted on March 27, 2017. See Note 5 for additional information on this transaction.

•
DuPont divested its Cereal Broadleaf Herbicides and Chewing Insecticides portfolios as well as its Crop Protection research and development ("R&D") pipeline and organization (excluding seed treatment, nematicides, late-stage R&D programs and certain personnel needed to support marketed products and R&D programs that will remain with DuPont) (collectively, the "DuPont Divested Assets") to FMC Corporation ("FMC") on November 1, 2017, as part of the EC's conditional approval granted on March 27, 2017. Also on November 1, 2017, DuPont completed its acquisition of FMC's Health and Nutrition business, excluding its Omega-3 products.

•
On May 2, 2017, Dow and DuPont announced that China's Ministry of Commerce ("MOFCOM") granted conditional regulatory approval for the companies' proposed merger of equals which included commitments already made to the EC including DuPont's divestiture of the DuPont Divested Assets and Dow's divestiture of the EAA Business. In addition, Dow and DuPont have made commitments related to the supply and distribution in China of certain herbicide and insecticide ingredients and formulations for rice crops for five years after the closing of the Merger.

•
Dow divested a select portion of Dow AgroSciences' corn seed business in Brazil ("DAS Divested Ag Business") to CITIC Agri Fund on November 30, 2017. The divestiture was part of the commitment given to Brazil's Administrative Council for Economic Defense ("CADE") in connection with the CADE's conditional approval of the Merger granted on May 17, 2017, which was incremental to commitments already made to the EC, China and regulatory agencies in other jurisdictions. See Note 5 for additional information on this transaction.

•
On June 15, 2017, Dow and DuPont announced that a proposed agreement had been reached with the Antitrust Division of the United States Department of Justice that permitted the companies to proceed with the proposed merger of equals transaction. The proposed agreement was consistent with commitments already made to the EC.

NOTE 4 – ACQUISITIONS
Ownership Restructure of Dow Corning
On June 1, 2016, the Company announced the closing of the transaction with Corning Incorporated ("Corning"), Dow Corning and HS Upstate Inc., (“Splitco”), pursuant to which Corning exchanged with Dow Corning its 50 percent equity interest in Dow Corning for 100 percent of the stock of Splitco which held Corning's historical proportional interest in the Hemlock Semiconductor Group ("HSC Group") and approximately $4.8 billion in cash (the “DCC Transaction”). As a result of the DCC Transaction, Dow Corning, previously a 50:50 joint venture between Dow and Corning, became a wholly owned subsidiary of Dow. In connection with the DCC Transaction, on May 31, 2016, Dow Corning incurred $4.5 billion of indebtedness in order to fund the contribution of cash to Splitco. See Notes 12, 13, 15 and 23 for additional information.

At June 1, 2016, the Company's equity interest in Dow Corning, excluding the HSC Group, was $1,968 million. This equity interest was remeasured to fair value. As a result, the Company recognized a non-taxable gain of $2,445 million in the second quarter of 2016, net of closing costs and other comprehensive loss related to the Company's interest in Dow Corning. The gain was included in "Sundry income (expense) - net" in the consolidated statements of income. The Company recognized a tax benefit of $141 million on the DCC Transaction in the second quarter of 2016, primarily due to the reassessment of a previously recognized deferred tax liability related to the basis difference in the Company’s investment in Dow Corning.

The Company utilized an income approach with a discounted cash flow model to determine the fair value of Dow Corning. The valuation process resulted in a fair value of $9,636 million. The following table summarizes the fair values of Dow Corning's assets and liabilities, excluding the HSC Group, which are now fully consolidated by Dow. The valuation process was complete at December 31, 2016.

Assets Acquired and Liabilities Assumed on Jun 1, 2016
In millions
Fair Value of Previously Held Equity Investment, excluding the HSC Group	$4,818
Fair Value of Assets Acquired
Cash and cash equivalents	$1,050
Accounts and notes receivable - Trade	647
Accounts and notes receivable - Other	223
Inventories	1,147
Other current assets	51
Investment in nonconsolidated affiliates	110
Noncurrent receivables	112
Net property	3,996
Other intangible assets [1]	2,987
Deferred income tax assets	999
Other assets	98
Total Assets Acquired	$11,420
Fair Value of Liabilities Assumed
Accounts payable - Trade	$374
Income taxes payable	260
Accrued and other current liabilities	404
Other current liabilities	112
Long-Term Debt	4,672
Deferred income tax liabilities	1,858
Pension and other postretirement benefits - noncurrent [2]	1,241
Other noncurrent obligations	437
Total Liabilities Assumed	$9,358
Noncontrolling interests	$473
Goodwill	$3,229

1.
Includes $30 million of trademarks/tradenames, $1,200 million of developed technology, $2 million of software and $1,755 million of customer-related intangibles. See Note 13 for additional information.

2.	Includes pension and other postretirement benefits as well as long-term disability obligations.

The DCC Transaction resulted in the recognition of $3,229 million of goodwill which is not deductible for tax purposes. Goodwill largely consisted of expected synergies resulting from the DCC Transaction. Cost synergies will be achieved through a combination of workforce consolidation and savings from actions such as harmonizing energy contracts at large sites, optimizing warehouse and logistics footprints, implementing materials and maintenance best practices, combining information technology service structures and leveraging existing R&D knowledge management systems. See Note 13 for additional information on goodwill.

The fair value of "Accounts and notes receivables - Trade" acquired was $647 million, with gross contractual amounts receivable of $654 million. The fair value step-up of "Inventories" acquired was an increase of $317 million, which was expensed to "Cost of sales" over a three-month period beginning on June 1, 2016. Liabilities assumed from Dow Corning on June 1, 2016, included certain contingent liabilities relating to breast implant and other product liability claims which were valued at $290 million and included in "Other noncurrent obligations" and commercial creditor issues which were valued at $105 million and included in “Accrued and other current liabilities” in the consolidated balance sheets. See Note 16 for additional information on these contingent liabilities. Gross operating loss carryforwards of $568 million were assumed from Dow Corning on June 1, 2016. The operating loss carryforwards expire either in years beyond 2020 or have an indefinite carryforward period.

The Company evaluated the disclosure requirements under ASC 805 "Business Combinations" and determined the DCC Transaction was not considered a material business combination for purposes of disclosing the revenue and earnings of Dow Corning since the date of the ownership restructure as well as supplemental pro forma information.

Beginning in June 2016, the results of Dow Corning, excluding the HSC Group, were fully consolidated in the Company’s consolidated statements of income. Prior to June 2016, the Company’s 50 percent share of Dow Corning’s results of operations was reported in “Equity in earnings of nonconsolidated affiliates” in the consolidated statements of income. The results of the HSC Group continue to be treated as an equity method investment and reported as “Equity in earnings of nonconsolidated affiliates” in the consolidated statements of income.

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

Beginning in May 2015, Univation's results of operations were fully consolidated in the Company's consolidated statements of income. Prior to May 2015, the Company's 50 percent share of Univation's results of operations was reported in "Equity in earnings of nonconsolidated affiliates" in the consolidated statements of income.

NOTE 5 – DIVESTITURES
Merger Remedy - Divestiture of the Global Ethylene Acrylic Acid Copolymers and Ionomers Business
On February 2, 2017, as a condition of regulatory approval of the Merger, Dow announced it would divest the EAA Business to SK Global Chemical Co., Ltd. The divestiture included production assets located in Freeport, Texas, and Tarragona, Spain, along with associated intellectual property and product trademarks. Under terms of the purchase agreement, SK Global Chemical Co., Ltd will honor certain customer and supplier contracts and other agreements. On September 1, 2017, the sale was completed for $296 million, net of working capital adjustments, costs to sell and other adjustments, with proceeds subject to customary post-closing adjustments.

In 2017, the Company recognized a pretax gain of $227 million on the sale, included in "Sundry income (expense) - net" in the consolidated statements of income.

EAA Business Assets Divested on Sep 1, 2017
In millions
Current assets	$34
Net property	12
Goodwill	23
Total assets divested	$69

Merger Remedy - Divestiture of a Portion of Dow AgroSciences' Brazil Corn Seed Business
On July 11, 2017, as a condition of regulatory approval of the Merger, Dow announced it had entered into a definitive agreement with CITIC Agri Fund to sell the DAS Divested Ag Business, including four corn seed production sites and four research centers, a copy of Dow AgroSciences' Brazilian corn germplasm bank, certain commercial and pipeline hybrids, the MORGAN™ trademark and a license to the DOW SEMENTES™ trademark for 12 months. On November 30, 2017, the sale was completed for $1,093 million, net of working capital adjustments, costs to sell and other adjustments, with proceeds subject to customary post-closing adjustments.

In 2017, the Company recognized a pretax gain of $635 million on the sale, included in "Sundry income (expense) - net" in the consolidated statements of income.

DAS Divested Ag Business Assets and Liabilities Divested on Nov 30, 2017
In millions
Cash and cash equivalents	$22
Accounts and notes receivable - trade and other	59
Inventories	139
Net property	70
Goodwill	128
Noncurrent receivables, deferred charges and other assets	102
Total assets divested	$520
Current liabilities	$39
Long-Term Debt and other noncurrent liabilities	23
Total liabilities divested	$62
Net carrying value divested	$458

Divestiture of the Global Sodium Borohydride Business
On January 30, 2015, the Company sold its global Sodium Borohydride business ("SBH") to Vertellus Performance Chemicals LLC. The divestiture included a manufacturing facility located in Elma, Washington, as well as the associated business, inventory, customer contracts and lists, process technology, business know-how and certain intellectual property. The sale was completed for $184 million, net of working capital adjustments and costs to sell, with proceeds subject to customary post-closing adjustments.

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

Divestiture of ANGUS Chemical Company
On February 2, 2015, the Company sold ANGUS Chemical Company (“ANGUS”) to Golden Gate Capital. The divestiture included the business headquarters and research and development facility in Buffalo Grove, Illinois; manufacturing facilities located in Sterlington, Louisiana, and Ibbenbueren, Germany; a packaging facility in Niagara Falls, New York; as well as the associated business, inventory, customer contracts, process technology, business know-how and certain intellectual property. The sale was completed for $1,151 million, net of working capital adjustments, costs to sell and other transaction expenses, with proceeds subject to customary post-closing adjustments. The proceeds included a $10 million note receivable included in "Noncurrent receivables" in the consolidated balance sheets.

Post-closing adjustments were finalized in the fourth quarter of 2015. In 2015, the Company recognized a pretax gain of $682 million on the sale, including post-closing adjustments of $12 million. The gain was included in "Sundry income (expense) - net" in the consolidated statements of income.

Divestiture of the AgroFresh Business
On July 31, 2015, the Company sold its AgroFresh business to Boulevard Acquisition Corp., which was subsequently renamed AgroFresh Solutions, Inc. (“AFSI”). The divestiture included trade receivables, inventory, property, customer lists, trademarks and certain intellectual property. The sale was completed for $859 million, net of working capital adjustments, costs to sell and other transaction expenses, with proceeds subject to customary post-closing adjustments. The proceeds included a $635 million cash payment; 17.5 million common shares of AFSI, which represented a 35 percent equity interest valued at $210 million based on the closing stock price on July 31, 2015 and included in “Investment in nonconsolidated affiliates” in the consolidated balance sheets; and, a receivable for six million warrants to purchase common shares of AFSI, which was valued at $14 million and classified as “Accounts and notes receivable - Other” in the consolidated balance sheets. In addition, the Company has an ongoing tax receivable agreement with AFSI, where AFSI is obligated to share with Dow tax savings associated with the purchase of the AgroFresh business. The Company did not recognize the tax receivable agreement as proceeds.

In 2015, the Company recognized a pretax gain of $626 million on the sale (including post-closing adjustments of $2 million), of which $128 million related to the Company's retained equity interest in AFSI. The pretax gain was included in "Sundry income (expense) - net" in the consolidated statements of income.

In the fourth quarter of 2016, as a result of a decline in the market value of AFSI, the Company recognized a $143 million pretax impairment charge related to its equity interest in AFSI. The impairment charge was included in "Restructuring, goodwill impairment and asset related charges - net" in the consolidated statements of income. The Company also recognized a pretax loss of $20 million for post-closing adjustments related to non-cash consideration. The post-closing adjustments were included in "Sundry income (expense) - net" in the consolidated statements of income.

On April 4, 2017, the Company and AFSI revised certain agreements related to the divestiture of the AgroFresh business, including termination of an agreement related to the six million warrants, which was valued at $1 million at December 31, 2016. The Company also entered into an agreement to purchase up to 5,070,358 shares of AFSI's common stock, which represented approximately 10 percent of AFSI's common stock outstanding at signing of the agreement, subject to certain terms and conditions. See Notes 6, 12, 22 and 23 for further information on the Company’s equity interest and variable interests in AFSI.

The Company evaluated the divestitures of the EAA Business, SBH, ANGUS and AgroFresh and determined they did not represent a strategic shift that had a major effect on the Company’s operations and financial results and did not qualify as individually significant components of the Company. The divestiture of the DAS Divested Ag Business did not qualify as a component of the Company. As a result, these divestitures were not reported as discontinued operations.

Divestiture of Investment in MEGlobal
On December 23, 2015, the Company completed the sale of its ownership interest in MEGlobal, a nonconsolidated affiliate, to EQUATE Petrochemical Company K.S.C. ("EQUATE"). The Company received pretax proceeds of $1,472 million, net of costs to sell and other transaction expenses. The Company eliminated 42.5 percent of the gain on the sale (equivalent to Dow's ownership interest in EQUATE), or $555 million. In 2015, the Company recorded a pretax gain of $723 million on the sale, which was included in “Sundry income (expense) – net” in the consolidated statements of income. The Company recognized an after-tax gain of $589 million on the sale. See Note 12 for further information on the Company’s equity interest in EQUATE.

NOTE 6 – RESTRUCTURING, GOODWILL IMPAIRMENT AND ASSET RELATED CHARGES - NET
The "Restructuring, goodwill impairment and asset related charges - net" line in the consolidated statements of income is used to record charges for restructuring programs, goodwill impairment, and other asset related charges, which includes other asset impairments.

Restructuring Plans
DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the "Synergy Program") which is designed to integrate and optimize the organization following the Merger and in preparation for the Intended Business Separations. Based on all actions approved to date under the Synergy Program, the Company expects to record total pretax restructuring charges of approximately $1.3 billion, comprised of approximately $525 million to $575 million of severance and related benefit costs; $400 million to $440 million of asset write-downs and write-offs, and $290 million to $310 million of costs associated with exit and disposal activities.

As a result of these actions, the Company recorded pretax restructuring charges of $687 million in 2017, consisting of severance and related benefit costs of $357 million, asset write-downs and write-offs of $287 million and costs associated with exit and disposal activities of $43 million. The impact of these charges is shown as "Restructuring, goodwill impairment and asset related charges - net" in the consolidated statements of income. The Company expects to record the remaining restructuring charges over the next two years and expects the Synergy Program to be substantially complete by the end of 2019.

The following table summarizes the activities related to the Synergy Program, of which $231 million was included in "Accrued and other current liabilities" and $118 million was included in "Other noncurrent obligations" in the consolidated balance sheets.

DowDuPont Synergy Program	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Costs Associated with Exit and Disposal Activities	Total
In millions
2017 restructuring charges	$357	$287	$43	$687
Charges against the reserve	—	(287)	—	(287)
Cash payments	(51)	—	—	(51)
Reserve balance at Dec 31, 2017	$306	$—	$43	$349

Asset Write-downs and Write-offs
The restructuring charges related to the write-down and write-off of assets in 2017 totaled $287 million. Details regarding the write-downs and write-offs are as follows:

•
The Company will close or consolidate several manufacturing, R&D and administrative facilities around the world aligned with seed and crop protection activities, including the write-down of other non-manufacturing assets. As a result, the Company recorded a charge of $94 million. These facilities will be shut down or consolidated by the end of the fourth quarter of 2019.

•
The Company recorded a charge of $83 million for asset write-downs and write-offs aligned with electronics and imaging product lines, including the shutdown of a metalorganic manufacturing facility in Cheonan, South Korea, the write-off of in-process research and development and other intangible assets, and the consolidation of certain R&D facilities. The Korean facility will be shut down by the second quarter of 2018.

•	The Company recorded a charge of $22 million for asset write-downs and write-offs aligned with an energy project, including the write-off of capital projects and other non-manufacturing assets.

•
The Company wrote-off $21 million of assets aligned with safety and construction products, including intangible assets as a result of the Clean Filtration Technologies plant shutdown in the fourth quarter of 2017.

•
The Company recorded a charge of $67 million for other miscellaneous asset write-downs and write-offs, including the shutdown of several small manufacturing facilities and the write-off of non-manufacturing assets, certain corporate facilities and data centers. These manufacturing facilities will be shut down over the next two years.

Costs Associated with Exit and Disposal Activities
The restructuring charges for costs associated with exit and disposal activities, including contract cancellation penalties and environmental remediation liabilities, totaled $43 million in 2017.

2016 Restructuring
On June 27, 2016, Dow's Board approved a restructuring plan that incorporated actions related to the ownership restructure of Dow Corning. These actions, aligned with Dow’s value growth and synergy targets, will result in a global workforce reduction of approximately 2,500 positions, with most of these positions resulting from synergies related to the ownership restructure of Dow Corning. These actions are expected to be substantially completed by June 30, 2018.

As a result of these actions, the Company recorded pretax restructuring charges of $449 million in the second quarter of 2016, consisting of severance and related benefit costs of $268 million, asset write-downs and write-offs of $153 million and costs associated with exit and disposal activities of $28 million. The impact of these charges is shown as "Restructuring, goodwill impairment and asset related charges - net" in the consolidated statements of income.

The following table summarizes the activities related to the Company's 2016 restructuring reserve, which was primarily included in "Accrued and other current liabilities" in the consolidated balance sheets.

2016 Restructuring Charges	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Costs Associated with Exit and Disposal Activities	Total
In millions
2016 restructuring charges	$268	$153	$28	$449
Charges against the reserve	—	(153)	—	(153)
Cash payments	(67)	—	(1)	(68)
Reserve balance at Dec 31, 2016	$201	$—	$27	$228
Adjustments to the reserve [1]	—	—	(7)	(7)
Cash payments	(150)	—	(3)	(153)
Reserve balance at Dec 31, 2017	$51	$—	$17	$68

1.	Included in "Restructuring, goodwill impairment and asset related charges - net" in the consolidated statements of income.

Asset Write-downs and Write-offs
The restructuring charges related to the write-down and write-off of assets in the second quarter of 2016 totaled $153 million. Details regarding the write-downs and write-offs are as follows:

•
The Company recorded a charge of $70 million for asset write-downs and write-offs including the shutdown of a solar manufacturing facility in Midland, Michigan; the write-down of a solar facility in Milpitas, California; and, the write-off of capital projects and in-process research and development. The Midland facility was shut down in the third quarter of 2016.

•
To enhance competitiveness and streamline costs associated with the ownership restructure of Dow Corning, a silicones manufacturing facility in Yamakita, Japan, will be shut down by the end of 2018. In addition, an idled facility was shut down in the second quarter of 2016. As a result, the Company recorded a charge of $25 million.

•
The Company recorded a charge of $25 million to close and/or consolidate certain corporate facilities and data centers. These facilities will be shut down no later than the end of the second quarter of 2018.

•
A decision was made to shut down a small manufacturing facility and to write-down other non-manufacturing assets, including a cost method investment and certain aircraft. As a result, the Company recorded a charge of $33 million. The manufacturing facility was shut down in the second quarter of 2016.

Costs Associated with Exit and Disposal Activities
The restructuring charges for costs associated with exit and disposal activities, including contract cancellation penalties, environmental remediation and warranty liabilities, were $28 million in the second quarter of 2016.

2015 Restructuring
On April 29, 2015, Dow's Board approved actions to further streamline the organization and optimize the Company’s footprint as a result of the separation of a significant portion of Dow’s chlorine value chain. These actions, which further accelerated Dow’s value growth and productivity targets, resulted in a reduction of approximately 1,750 positions and adjustments to the Company's asset footprint to enhance competitiveness. These actions were substantially completed at June 30, 2017.

As a result of these actions, the Company recorded pretax restructuring charges of $375 million in the second quarter of 2015 consisting of severance and related benefit costs of $196 million, asset write-downs and write-offs of $169 million and costs associated with exit and disposal activities of $10 million. In the fourth quarter of 2015, the Company recorded restructuring charge adjustments of $40 million, including severance and related benefit costs of $39 million for the separation of approximately 500 additional positions as part of the Company's efforts to further streamline the organization, and $1 million of costs associated with exit and disposal activities. The impact of these charges is shown as "Restructuring, goodwill impairment and asset related charges - net" in the consolidated statements of income.

The following table summarizes the activities related to the Company's 2015 restructuring reserve.

2015 Restructuring Charges	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Costs Associated with Exit and Disposal Activities	Total
In millions
2015 restructuring charges	$196	$169	$10	$375
Charges against the reserve	—	(169)	—	(169)
Adjustments to the reserve [1]	39	—	1	40
Impact of currency	—	—	(1)	(1)
Cash payments	(92)	—	—	(92)
Reserve balance at Dec 31, 2015	$143	$—	$10	$153
Charges against the reserve	—	3	—	3
Adjustments to the reserve [1]	—	(3)	6	3
Cash payments	(98)	—	(8)	(106)
Reserve balance at Dec 31, 2016	$45	$—	$8	$53
Adjustments to the reserve [1]	(9)	—	(1)	(10)
Cash payments	(33)	—	—	(33)
Reserve balance at Jun 30, 2017	$3	$—	$7	$10

1.	Included in "Restructuring, goodwill impairment and asset related charges - net" in the consolidated statements of income.

The Company also recorded $14 million of restructuring charges to "Net income attributable to noncontrolling interests" in the consolidated statements of income in the second quarter of 2015 for the noncontrolling interests' portion of the charge.

The 2015 restructuring activities were substantially completed at June 30, 2017, with remaining liabilities for severance and related benefit costs and costs associated with exit and disposal activities to be settled over time.

Asset Write-downs and Write-offs
Asset write-downs and write-offs in the second quarter of 2015 totaled $169 million. Details regarding the write-downs and write-offs are as follows:

•
As a result of changing market dynamics in certain end-use markets, select manufacturing facilities and non-core assets aligned with electronics and imaging products were shut down in 2016. The assets impacted included certain display films and metalorganic precursors, including a metalorganic materials manufacturing site in North Andover, Massachusetts, and related operations in Taoyuan, Taiwan, as well as certain display films’ manufacturing assets aligned with SKC Haas Display Films Co., Ltd., a former majority-owned joint venture located in Cheonan, South Korea. The Company recorded a $51 million charge for asset write-downs and write-offs.

•	The Company shut down and/or consolidated manufacturing capacity aligned with safety and construction products during 2016. As a result, the Company recorded a charge of $15 million.

•	A manufacturing facility that produces water soluble polymers in Institute, West Virginia, was shut down in the fourth quarter of 2015. As a result, an asset write-down of $14 million was recorded.

•	A photovoltaic plant in Schkopau, Germany, was permanently shut down in the second quarter of 2015, resulting in an asset write-off of $12 million.

•	Select operations for seed and crop protection products were shut down, closed or idled in the second half of 2015, resulting in a pretax charge of $8 million for the write-down of assets.

•
A decision was made to shut down two small manufacturing facilities and an administrative facility to optimize the Company's asset footprint, resulting in a charge of $14 million. The manufacturing facilities were shut down in 2015 and the administrative facility was shut down in 2017.

•	Due to a change in the Company's strategy to monetize and exit certain Venture Capital portfolio investments, a write-down of $55 million was recorded.

Costs Associated with Exit and Disposal Activities
The restructuring charges for costs associated with exit and disposal activities, primarily environmental remediation and contract penalties, totaled $10 million in the second quarter of 2015.

Dow expects to incur additional costs in the future related to its restructuring activities. Future costs are expected to include demolition costs related to closed facilities and restructuring plan implementation costs; these costs will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

Goodwill Impairment
Upon completion of the goodwill impairment testing in the fourth quarter of 2017, the Company determined the fair value of the Coatings & Performance Monomers reporting unit was lower than its carrying amount. As a result, the Company recorded an impairment charge of $1,491 million in the fourth quarter of 2017, included in “Restructuring, goodwill impairment and asset related charges - net” in the consolidated statements of income. See Note 13 for additional information on the impairment charge.

Asset Related Charges
2017 Charges
In the fourth quarter of 2017, the Company recognized a $622 million pretax impairment charge related to a biopolymers manufacturing facility in Santa Vitoria, Minas Gerais, Brazil. The Company determined it will not pursue an expansion of the facility’s ethanol mill into downstream derivative products, primarily as a result of cheaper ethane-based production as well as the Company’s new assets coming online in the U.S. Gulf Coast which can be used to meet growing market demands in Brazil. As a result of this decision, cash flow analysis indicated the carrying amount of the impacted assets was not recoverable. The impairment charge was included in “Restructuring, goodwill impairment and asset related charges - net” in the consolidated statements of income. See Notes 22 and 23 for additional information.

The Company also recognized other pretax impairment charges of $317 million in the fourth quarter of 2017, including charges related to manufacturing assets of $230 million, an equity method investment of $81 million and other assets of $6 million. The impairment charges were included in "Restructuring, goodwill impairment and asset related charges - net" in the consolidated statements of income. See Note 22 for additional information.

2016 Charges
In the fourth quarter of 2016, the Company recognized a $143 million pretax impairment charge related to its equity interest in AFSI due to a decline in the market value of AFSI. The impairment charge was included in "Restructuring, goodwill impairment and asset related charges - net" in the consolidated statements of income. See Notes 5, 12, 22 and 23 for additional information.

2015 Charges
As a result of the Company’s continued actions to optimize its footprint, the Company recognized an impairment charge of $144 million in the fourth quarter of 2015, related to manufacturing assets and facilities and an equity method investment. The impairment charge was included in "Restructuring, goodwill impairment and asset related charges - net" in the consolidated statements of income. See Note 22 for additional information.

NOTE 7 – REVERSE MORRIS TRUST TRANSACTION
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

Under the terms of a debt exchange offer, Dow received $1,220 million principal amount of new debt instruments from Splitco, which were subsequently transferred to certain investment banks in a non-cash fair value exchange for $1,154 million principal amount of the Company’s outstanding debt instruments owned by such investment banks. As a result of this debt exchange offer and related transactions, the Company retired $1,161 million of certain notes and recognized a $68 million loss on the early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income and included as a component of the pretax gain on the Transaction. See Note 15 for additional information on the early extinguishment of debt.

Dow shareholders who elected to participate in the public exchange offer tendered 34.1 million shares of Dow common stock in exchange for 100 million shares of Splitco. Following the merger of Splitco with Olin, each share of Splitco common stock was automatically converted to the right to receive 0.87482759 shares of Olin common stock, or 87.5 million shares, which represented approximately 52.7 percent of Olin’s common stock outstanding. As a result of this non-cash share exchange offer, the Company recorded an increase of $1,523 million in “Treasury Stock” in the consolidated statements of equity, which is valued based on Dow’s opening stock price on October 5, 2015. The Company’s outstanding common shares were reduced by 3 percent as a result of the Transaction.

Under the terms of the Transaction, Dow received cash proceeds of $875 million in the form of a one-time special payment from Splitco from proceeds received from a term loan and included in "Proceeds from issuance of long-term debt" in the consolidated statements of cash flows. The Company also received a $434 million advance payment from Olin, included in "Other assets and liabilities, net" in the consolidated statements of cash flows, related to a long-term ethylene supply agreement, of which $16 million was classified as "Accrued and other current liabilities" and $418 million was classified as "Other noncurrent obligations" in the consolidated balance sheets at the time of receipt. The Transaction also resulted in numerous long-term supply, service and purchase agreements between Dow and Olin.

In connection with the Transaction, the Company purchased Mitsui & Co. Texas Chlor-Alkali Inc.’s (“Mitsui”) 50 percent equity interest in a membrane chlor-alkali joint venture (“JV Entity”), which resulted in Dow becoming the sole equity owner of the JV Entity. The Company purchased Mitsui's equity interest for $133 million, which resulted in a loss of $25 million included in "Sundry income (expense) - net" in the consolidated statements of income and included as a component of the pretax gain on the Transaction. The JV Entity was included in the transfer of the chlorine value chain to Splitco. See Note 23 for further information on the acquisition of Mitsui’s equity interest in the JV Entity.

The Company also transferred $439 million of net unfunded defined pension and other postretirement benefit obligations in the United States and Germany to Olin.

In the fourth quarter of 2015, the Company completed the split-off of the chlorine value chain for $3,510 million, net of working capital adjustments and costs to sell, with proceeds subject to post-closing adjustments. The proceeds included cash received from Splitco in the form of a one-time special payment from proceeds received from a term loan, the principal amount of the Splitco debt included in the debt exchange offer and the market value of the Dow common shares tendered in the public exchange offer. The Company recognized a pretax gain of $2,233 million on the Transaction, included in "Sundry income (expense) - net" in the consolidated statements of income, which is the excess of the sum of the net proceeds received over the chlorine value chain's net book value, a loss on the early extinguishment of debt and a loss on the acquisition of Mitsui's noncontrolling interest. The Company recognized an after-tax gain of $2,215 million, primarily due to the tax-efficient nature of the Transaction.

In 2016, the Company recognized a pretax gain of $6 million for post-closing adjustments, including a $5 million reduction to the net unfunded defined pension and other postretirement benefit obligation. The gain was included in "Sundry income (expense) - net" in the consolidated statements of income. See Note 19 for additional information.

In 2017, the Company recognized a pretax gain of $7 million for post-closing adjustments. The gain was included in "Sundry income (expense) - net" in the consolidated statements of income.

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

Dow Chlorine Value Chain Income Statement Information	2015 [1]
In millions
Income Before Income Taxes [2]	$139
Loss before income taxes attributable to noncontrolling interests	11
Income Before Income Taxes attributable to The Dow Chemical Company [2]	$150

1.	Income statement information for 2015 includes results through September 30, 2015.

2.	Excludes transaction costs associated with the separation of the chlorine value chain, which are reported below.

In 2015, the Company incurred pretax charges of $119 million for nonrecurring transaction costs associated with the separation of the chlorine value chain, consisting primarily of financial and professional advisory fees, legal fees and information systems infrastructure costs. These charges were included in "Sundry income (expense) - net" in the consolidated statements of income.

NOTE 8 – SUPPLEMENTARY INFORMATION

Sundry Income (Expense) – Net
In millions	2017	2016	2015
Gain on sales of other assets and investments	$182	$170	$237
Interest income	106	107	71
Foreign exchange losses	(72)	(126)	(191)
Gain on divestiture of DAS Divested Ag Business [1]	635	—	—
Gain on divestiture of the EAA Business [1]	227	—	—
Gain related to Nova patent infringement award [2]	137	—	—
Impact of split-off of chlorine value chain [3]	7	6	2,233
Loss related to Bayer CropScience arbitration matter [2]	(469)	—	—
Gain on ownership restructure of Dow Corning [4]	—	2,445	—
Settlement of the urethane matters class action lawsuit and opt-out cases [2]	—	(1,235)	—
Costs associated with transactions and productivity actions [5]	—	(41)	(119)
Implant liability adjustment [2]	—	27	—
Gain (loss) on divestiture of AgroFresh business [1,6]	—	(25)	618
Gain (loss) on sale of MEGlobal [1]	—	(1)	723
Gain on sale of a Dow AgroSciences subsidiary [7]	—	—	44
Gain on divestiture of ANGUS Chemical Company [1]	—	—	682
Gain on Univation step acquisition [4]	—	—	361
Gain on divestiture of Sodium Borohydride business [1]	—	—	20
Loss on early extinguishment of debt [8]	—	—	(8)
Reclassification of cumulative translation adjustments	8	—	(4)
Other - net	116	125	49
Total sundry income (expense) – net	$877	$1,452	$4,716

1.	See Note 5 for additional information.

2.	See Note 16 for additional information.

3.	See Note 7 for additional information.

4.	See Note 4 for additional information.

5.	Transaction costs primarily associated with the separation of the chlorine value chain.

6.	Includes a $5 million loss in 2016 ($8 million loss in 2015) on mark-to-market adjustments related to warrants.

7.	See Note 23 for additional information.

8.	Excludes $68 million related to the split-off of the chlorine value chain. See Notes 7 and 15 for additional information.

Accrued and Other Current Liabilities
“Accrued and other current liabilities” were $4,025 million at December 31, 2017 and $4,481 million at December 31, 2016. Accrued payroll, which is a component of "Accrued and other current liabilities," was $1,109 million at December 31, 2017 and $1,105 million at December 31, 2016. No other components of "Accrued and other current liabilities" was more than 5 percent of total current liabilities.

Other Noncurrent Obligations
The Company received $524 million in the third quarter of 2017 for advance payments from customers related to long-term ethylene supply agreements. At December 31, 2017, $12 million was classified as "Accrued and other current liabilities" with the remaining balance of $508 million classified as "Other noncurrent obligations."

Other Investments
The Company has investments in company-owned life insurance policies, which are recorded at their cash surrender value as of each balance sheet date. In 2015, the Company repaid $697 million of principal outstanding loan amounts plus accrued interest, which was reflected in "Purchases of investments" in the consolidated statements of cash flows.

NOTE 9 – INCOME TAXES
On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted. The Act reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, creates new provisions related to foreign sourced earnings, eliminates the domestic manufacturing deduction and moves to a territorial system. At December 31, 2017, the Company had not completed its accounting for the tax effects of The Act; however, as described below, the Company made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. In accordance with Staff Accounting Bulletin 118 ("SAB 118"), income tax effects of The Act may be refined upon obtaining, preparing, or analyzing additional information during the measurement period and such changes could be material. During the measurement period, provisional amounts may also be adjusted for the effects, if any, of interpretative guidance issued after December 31, 2017, by U.S. regulatory and standard-setting bodies.

•
As a result of The Act, the Company remeasured its U.S. federal deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent. However, the Company is still analyzing certain aspects of The Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of the Company’s deferred tax balance was $50 million, recorded as a charge to “Provision for income taxes.”

•
The Act requires a mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits (“E&P”), which results in a one-time transition tax. As a result, the Company recorded a provisional amount for the transition tax liability for its foreign subsidiaries of $865 million, recorded as a charge to “Provision for income taxes.” The Company has not yet completed its calculation of the total post-1986 foreign E&P for its foreign subsidiaries as E&P will not be finalized until the DowDuPont federal income tax return is filed. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets, which is a defined term under The Act.

•
For tax years beginning after December 31, 2017, The Act introduces new provisions for U.S. taxation of certain global intangible low-taxed income (“GILTI”). Due to its complexity and a current lack of guidance as to how to calculate the tax, the Company is not yet able to determine a reasonable estimate for the impact of the incremental tax liability. When additional guidance is available, the Company will make a policy election for how the additional liability will be recorded in the period in which it is incurred or recognized for the basis differences that would be expected to reverse in future years.

Geographic Allocation of Income and Provision for Income Taxes
In millions	2017	2016	2015
Income (Loss) Before Income Taxes
Domestic [1,2]	$(1,973)	$485	$5,313
Foreign [1]	4,772	3,928	4,617
Income Before Income Taxes	$2,799	$4,413	$9,930
Current tax expense (benefit)
Federal	$(308)	$91	$583
State and local	—	21	38
Foreign	1,579	1,156	1,221
Total current tax expense	$1,271	$1,268	$1,842
Deferred tax expense (benefit)
Federal [3]	$1,027	$(1,255)	$358
State and local	56	(10)	(8)
Foreign	(150)	6	(45)
Total deferred tax expense (benefit)	$933	$(1,259)	$305
Provision for income taxes	$2,204	$9	$2,147
Net Income	$595	$4,404	$7,783

1.
In 2017, the domestic component of "Income Before Income Taxes" included approximately $308 million ($2.1 billion and $3.5 billion in 2016 and 2015, respectively) and the foreign component contained $562 million (zero and $1.1 billion in 2016 and 2015, respectively) of income from portfolio actions. See Notes 4, 5 and 7 for additional information.

2.
In 2017, the domestic component of "Income Before Income Taxes" included approximately $2.7 billion of expense related to a goodwill impairment, non-qualified pension plan change in control charges and litigation settlements. In 2016, the domestic component of "Income Before Income Taxes" included approximately $2.6 billion of expenses related to the urethane matters class action lawsuit and opt-out cases settlements, asbestos-related charge and charges for environmental matters. See Notes 13, 16 and 19 for additional information.

3.
The 2017 amount reflects the tax impact of The Act which accelerated the utilization of tax credits and required remeasurement of all U.S. deferred tax assets and liabilities. The 2016 amount reflects the tax impact of accrued one-time items and reduced domestic income which limited the utilization of tax credits.

Reconciliation to U.S. Statutory Rate	2017	2016	2015
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Equity earnings effect	(4.2)	(1.2)	(1.8)
Foreign income taxed at rates other than 35% [1]	(15.9)	(7.0)	(4.0)
U.S. tax effect of foreign earnings and dividends	(1.6)	(4.6)	1.3
Unrecognized tax benefits	1.1	(0.8)	0.8
Acquisitions, divestitures and ownership restructuring activities [2]	11.7	(21.2)	(9.5)
Impact of U.S. tax reform	32.7	—	—
State and local income taxes [3]	3.2	0.2	0.6
Goodwill impairment	19.2	—	—
Excess tax benefits from stock compensation	(3.5)	—	—
Other - net [3]	1.0	(0.2)	(0.8)
Effective Tax Rate	78.7%	0.2%	21.6%

1.	Includes the impact of valuation allowances in foreign jurisdictions.

2.	See Notes 4, 5 and 7 for additional information.

3.	Prior year was adjusted to conform with the current year presentation.

Deferred Tax Balances at Dec 31	2017		2016
In millions	Assets	Liabilities	Assets	Liabilities
Property	$508	$2,474	$307	$2,860
Tax loss and credit carryforwards	1,734	—	2,450	—
Postretirement benefit obligations	2,442	136	3,715	75
Other accruals and reserves	1,251	146	1,964	883
Intangibles	176	1,010	128	1,536
Inventory	35	171	50	197
Investments	272	158	179	119
Other – net	420	414	737	643
Subtotal	$6,838	$4,509	$9,530	$6,313
Valuation allowances	(1,371)	—	(1,061)	—
Total	$5,467	$4,509	$8,469	$6,313

As a result of the Merger and subsequent change in the Company's ownership, certain net operating loss carryforwards available for the Company’s consolidated German tax group were derecognized. In addition, the sale of stock between two consolidated subsidiaries in 2014 created a gain that was initially deferred for tax purposes. This deferred gain became taxable as a result of activities executed in anticipation of the Intended Business Separations. As a result, in 2017, the Company decreased “Deferred income tax assets” in the consolidated balance sheets and recorded a charge to “Provision for income taxes” in the consolidated statements of income of $267 million.

Operating Loss and Tax Credit Carryforwards	2017	2016
In millions	Assets	Assets
Operating loss carryforwards
Expire within 5 years	$246	$176
Expire after 5 years or indefinite expiration	1,305	1,346
Total operating loss carryforwards	$1,551	$1,522
Tax credit carryforwards
Expire within 5 years	$39	$28
Expire after 5 years or indefinite expiration	144	900
Total Operating Loss and Tax Credit Carryforwards	$183	$928

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $7,052 million at December 31, 2017 and $18,668 million at December 31, 2016. The Act imposed U.S. tax on all foreign unrepatriated earnings. These undistributed earnings are still subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply. It is not practicable to calculate the unrecognized deferred tax liability on undistributed earnings.

The following table provides a reconciliation of the Company's unrecognized tax benefits:

Total Gross Unrecognized Tax Benefits
In millions	2017	2016	2015
Total unrecognized tax benefits at Jan 1	$231	$280	$240
Decreases related to positions taken on items from prior years	(4)	(12)	(6)
Increases related to positions taken on items from prior years [1]	37	153	92
Increases related to positions taken in the current year [2]	10	135	10
Settlement of uncertain tax positions with tax authorities [1]	(12)	(325)	(56)
Decreases due to expiration of statutes of limitations	(9)	—	—
Total unrecognized tax benefits at Dec 31	$253	$231	$280
Total unrecognized tax benefits that, if recognized, would impact the effective tax rate	$243	$223	$206
Total amount of interest and penalties (benefit) recognized in "Provision for income taxes"	$2	$(55)	$80
Total accrual for interest and penalties recognized in the consolidated balance sheets	$110	$89	$178

1.	The 2016 balance includes the impact of a settlement agreement related to a historical change in the legal ownership structure of a nonconsolidated affiliate discussed below.

2.	The 2016 balance includes $126 million assumed in the DCC Transaction.

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

Dow and its consolidated subsidiaries are included in DowDuPont's consolidated federal income tax group and consolidated tax return. Generally, the consolidated tax liability of the DowDuPont U.S. tax group for each year will be apportioned among the members of the consolidated group based on each member’s separate taxable income. Dow and DuPont intend that, to the extent federal and/or state corporate income tax liabilities are reduced through the utilization of tax attributes of the other, settlement of any receivable and payable generated from the use of the other party’s sub-group attributes will be in accordance with a tax sharing agreement and/or tax matters agreement.

Each year, the Company files tax returns in the various national, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the tax authorities. Positions challenged by the tax authorities may be settled or appealed by the Company. As a result, there is an uncertainty in income taxes recognized in the Company’s financial statements in accordance with accounting for income taxes and accounting for uncertainty in income taxes. The impact on the Company’s results of operations is not expected to be material.

Tax years that remain subject to examination for the Company’s major tax jurisdictions are shown below:

Tax Years Subject to Examination by Major Tax Jurisdiction at Dec 31, 2017	Earliest Open Year
Jurisdiction
Argentina	2010
Brazil	2007
Canada	2014
China	2007
Germany	2006
Italy	2013
The Netherlands	2015
Switzerland	2014
United States:
Federal income tax	2004
State and local income tax	2004

The reserve for non-income tax contingencies related to issues in the United States and foreign locations was $110 million at December 31, 2017 and $108 million at December 31, 2016. This is management’s best estimate of the potential liability for non-income tax contingencies. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems. It is the opinion of the Company’s management that the possibility is remote that costs in excess of those accrued will have a material impact on the Company’s consolidated financial statements.

NOTE 10 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories at Dec 31
In millions	2017	2016
Finished goods	$5,213	$4,230
Work in process	1,747	1,510
Raw materials	898	853
Supplies	848	823
Total	$8,706	$7,416
Adjustment of inventories to a LIFO basis	(330)	(53)
Total inventories	$8,376	$7,363

NOTE 11 – PROPERTY
The following table provides a breakdown of property:

Property at Dec 31 [1]	Estimated Useful Lives (Years)	2017	2016
In millions
Land and land improvements	0-25	$2,535	$2,524
Buildings	5-50	5,920	5,935
Machinery and equipment	3-25	43,208	38,499
Other property	3-50	5,277	4,380
Construction in progress	—	3,486	6,100
Total property		$60,426	$57,438

1.	Updated to conform with the presentation adopted for DowDuPont.

In millions	2017	2016	2015
Depreciation expense	$2,329	$2,130	$1,908
Capitalized interest	$240	$243	$218

NOTE 12 – NONCONSOLIDATED AFFILIATES
The Company’s investments in companies accounted for using the equity method (“nonconsolidated affiliates”), by classification in the consolidated balance sheets, and dividends received from nonconsolidated affiliates are shown in the following tables:

Investments in Nonconsolidated Affiliates at Dec 31	2017 [1]	2016 [1]
In millions
Investment in nonconsolidated affiliates	$3,742	$3,747
Other noncurrent obligations	(752)	(1,030)
Net investment in nonconsolidated affiliates	$2,990	$2,717

1.
The carrying amount of the Company’s investments in nonconsolidated affiliates at December 31, 2017, was $32 million less than its share of the investees’ net assets, exclusive of additional differences for EQUATE and AFSI, which are discussed separately in the disclosures that follow. At December 31, 2016, the carrying amount of the Company’s investments in nonconsolidated affiliates was $62 million more than its share of the investees’ net assets, exclusive of additional differences relating to EQUATE and AFSI.

Dividends Received from Nonconsolidated Affiliates	2017 [1]	2016	2015
In millions
Dividends from nonconsolidated affiliates	$865	$685	$816
1. Includes a non-cash dividend of $8 million.

Except for AFSI, the nonconsolidated affiliates in which the Company has investments are privately held companies; therefore, quoted market prices are not available.

Dow Corning and the HSC Group
As a result of the DCC Transaction, Dow Corning, previously a 50:50 joint venture between Dow and Corning, became a wholly owned subsidiary of Dow as of June 1, 2016. The Company's equity interest in Dow Corning, which was previously classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets, was remeasured to fair value. See Note 4 for additional information on the DCC Transaction, including details on the fair value of assets acquired and liabilities assumed. Dow Corning continues to maintain equity interests in the HSC Group, which includes Hemlock Semiconductor L.L.C. and DC HSC Holdings LLC. The negative investment balance in Hemlock Semiconductor L.L.C. was $752 million at December 31, 2017 ($902 million at December 31, 2016).

EQUATE
At December 31, 2017, the Company had an investment balance in EQUATE of $42 million, which is classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets (negative $128 million at December 31, 2016, classified as "Other noncurrent obligations" in the consolidated balance sheets). The Company's investment in EQUATE was $516 million less than the Company's proportionate share of EQUATE's underlying net assets at December 31, 2017 ($536 million less at December 31, 2016), which represents the difference between the fair values of certain MEGlobal assets acquired by EQUATE and the Company's related valuation on a U.S. GAAP basis. A basis difference of $200 million at December 31, 2017 ($216 million at December 31, 2016) is being amortized over the remaining useful lives of the assets and the remainder is considered a permanent difference.

AFSI
On July 31, 2015, the Company sold its AgroFresh business to AFSI. Proceeds received on the divestiture of AgroFresh included 17.5 million common shares of AFSI, which were valued at $210 million and represented an approximate 35 percent ownership interest in AFSI. Based on the December 31, 2016 closing stock price of AFSI, the value of this investment would have been lower than the carrying value by $143 million. In the fourth quarter of 2016, the Company determined the decline in market value of AFSI was other-than-temporary and recognized a $143 million pretax impairment charge related to its equity interest in AFSI. The impairment charge was included in "Restructuring, goodwill impairment and asset related charges - net" in the consolidated statements of income. At December 31, 2017, the Company's investment in AFSI was $92 million less than the Company's proportionate share of AFSI's underlying net assets ($96 million at December 31, 2016). This amount primarily relates to the other-than-temporary decline in the Company's investment in AFSI.

On April 4, 2017, the Company and AFSI revised certain agreements related to the divestiture of the AgroFresh business and Dow entered into an agreement to purchase up to 5,070,358 shares of AFSI's common stock, which represented approximately 10 percent of AFSI's common stock outstanding at signing of the agreement, subject to certain terms and conditions. At December 31, 2017, the Company held an approximate 36 percent ownership interest in AFSI (35 percent at December 31, 2016). See Notes 5, 22 and 23 for further information on this investment.

Sadara
The Company and Saudi Arabian Oil Company formed Sadara Chemical Company ("Sadara") to build and operate a world-scale, fully integrated chemicals complex in Jubail Industrial City, Kingdom of Saudi Arabia. Sadara achieved its first polyethylene production in December 2015 and announced the start-up of its mixed feed cracker and a third polyethylene train (which added to the two polyethylene trains already in operation) in August 2016. Sadara achieved successful startup of its remaining production units in 2017. At December 31, 2017, the Company had a $275 million note receivable with Sadara, included in "Noncurrent receivables" in the consolidated balance sheets ($258 million at December 31, 2016). In 2017, the Company loaned $735 million to Sadara and $718 million was converted to equity ($1,015 million loaned and $1,230 million converted to equity in 2016).

Transactions with Nonconsolidated Affiliates
The Company has service agreements with certain nonconsolidated affiliates, including contracts to manage the operations of manufacturing sites and the construction of new facilities; licensing and technology agreements; and marketing, sales, purchase, lease and sublease agreements.

The Company sells excess ethylene glycol produced at Dow's manufacturing facilities in the United States and Europe to MEGlobal, an EQUATE subsidiary. The Company also sells ethylene to MEGlobal as a raw material for its ethylene glycol plants in Canada. Sales of these products to MEGlobal represented 1 percent of total net sales in 2017 (1 percent of total net sales in 2016 and 1 percent of total net sales in 2015).

Dow Corning supplies trichlorosilane, a raw material used in the production of polycrystalline silicon, to the HSC Group. Sales of this material to the HSC Group represented less than 1 percent of total net sales in 2017. Sales of this material to the HSC Group for the period of June 1, 2016 through December 31, 2016 represented less than 1 percent of total net sales in 2016.

Dow is responsible for marketing the majority of Sadara products outside of the Middle East zone through the Company’s established sales channels. Under this arrangement, the Company purchases and sells Sadara products for a marketing fee. Purchases of Sadara products represented 3 percent of "Cost of sales" in 2017. Purchases of Sadara products were not material in prior periods.

Dow purchases products from The SCG-Dow Group, primarily for marketing and distribution in the Asia Pacific region. Purchases of The SCG-Dow Group products represented 2 percent of "Cost of sales" in 2017 (3 percent in 2016 and 3 percent in 2015).

Sales to and purchases from other nonconsolidated affiliates were not material to the consolidated financial statements.

Balances due to or due from nonconsolidated affiliates at December 31, 2017 and 2016 are as follows:

Balances Due To or Due From Nonconsolidated Affiliates at Dec 31	2017	2016
In millions
Accounts and notes receivable - Other	$474	$388
Noncurrent receivables	283	267
Total assets	$757	$655
Notes payable	$—	$44
Accounts payable - Other [1]	1,260	400
Total current liabilities	$1,260	$444
1. Increase in "Accounts payable - Other" at December 31, 2017, compared with December 31, 2016, is primarily due to higher purchases from Sadara.

Principal Nonconsolidated Affiliates
Dow had an ownership interest in 53 nonconsolidated affiliates at December 31, 2017 (59 at December 31, 2016). The Company's principal nonconsolidated affiliates and its ownership interest (direct and indirect) for each at December 31, 2017, 2016 and 2015 are as follows:

Principal Nonconsolidated Affiliates at Dec 31	Ownership Interest
	2017	2016	2015
Dow Corning Corporation [1]	N/A	N/A	50%
EQUATE Petrochemical Company K.S.C.	42.5%	42.5%	42.5%
The HSC Group: [2]
DC HSC Holdings LLC	50%	50%	N/A
Hemlock Semiconductor L.L.C.	50.1%	50.1%	N/A
The Kuwait Olefins Company K.S.C.	42.5%	42.5%	42.5%
The Kuwait Styrene Company K.S.C.	42.5%	42.5%	42.5%
Map Ta Phut Olefins Company Limited [3]	32.77%	32.77%	32.77%
Sadara Chemical Company	35%	35%	35%
The SCG-Dow Group:
Siam Polyethylene Company Limited	50%	50%	50%
Siam Polystyrene Company Limited	50%	50%	50%
Siam Styrene Monomer Co., Ltd.	50%	50%	50%
Siam Synthetic Latex Company Limited	50%	50%	50%

1.	On June 1, 2016, Dow became the 100 percent owner of Dow Corning. See Note 4 for additional information.

2.	The HSC Group was previously part of the Dow Corning equity method investment and was added as principal nonconsolidated affiliates in the fourth quarter of 2016.

3.
The Company's effective ownership of Map Ta Phut Olefins Company Limited is 32.77 percent, of which the Company directly owns 20.27 percent and indirectly owns 12.5 percent through its equity interest in Siam Polyethylene Company Limited and Siam Synthetic Latex Company Limited.

The Company’s investment in and equity earnings from its principal nonconsolidated affiliates are shown in the tables below:

Investment in Principal Nonconsolidated Affiliates at Dec 31	2017	2016
In millions
Investment in nonconsolidated affiliates	$3,323	$3,029
Other noncurrent obligations	(752)	(1,030)
Net investment in principal nonconsolidated affiliates	$2,571	$1,999

Equity Earnings from Principal Nonconsolidated Affiliates	2017	2016 [1]	2015 [2]
In millions
Equity in earnings of principal nonconsolidated affiliates	$701	$449	$704

1.	Equity in earnings of principal nonconsolidated affiliates for 2016 includes the results of Dow Corning through May 31, 2016.

2.	Equity in earnings of principal nonconsolidated affiliates for 2015 includes the results of Univation through April 30, 2015.

The summarized financial information that follows represents the combined accounts (at 100 percent) of the principal nonconsolidated affiliates.

Summarized Balance Sheet Information at Dec 31	2017	2016 [1]
In millions
Current assets	$8,039	$6,092
Noncurrent assets	28,300	28,588
Total assets	$36,339	$34,680
Current liabilities	$5,164	$3,953
Noncurrent liabilities	22,240	23,223
Total liabilities	$27,404	$27,176
Noncontrolling interests	$304	$300

1.	The summarized balance sheet information for 2016 does not include Dow Corning.

Summarized Income Statement Information [1]	2017	2016 [2]	2015 [3]
In millions
Sales	$13,345	$12,003	$15,468
Gross profit	$2,461	$2,518	$3,206
Net income	$1,401	$831	$1,343

1.
The results in this table reflect purchase and sale activity between certain principal nonconsolidated affiliates and the Company, as previously discussed in the "Transactions with Nonconsolidated Affiliates" section.

2.	The summarized income statement information for 2016 includes the results of Dow Corning through May 31, 2016.

3.	The summarized income statement information for 2015 includes the results of Univation through April 30, 2015 and MEGlobal through November 30, 2015.

NOTE 13 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016:

Goodwill
In millions
Balance at Jan 1, 2016	$12,154
Acquisition of an aniline plant	37
Sale of product lines	(15)
Goodwill related to the DCC Transaction [1]	3,229
Foreign currency impact	(133)
Balance at Dec 31, 2016	$15,272
Sale of SKC Haas Display Films [2]	(34)
Divestiture of the EAA Business [3]	(23)
Divestiture of the DAS Divested Ag Business [4]	(128)
Dissolution of joint venture [5]	48
Goodwill impairment	(1,491)
Foreign currency impact	299
Other	(5)
Balance at Dec 31, 2017	$13,938

1.	See Note 4 for information on the DCC Transaction.

2.	On June 30, 2017, the Company sold its ownership interest in the SKC Haas Display Films group of companies. See Note 18 for additional information.

3.	On September 1, 2017, the Company divested its EAA Business to SK Global Chemical Co., Ltd. See Note 5 for additional information.
4. On November 30, 2017, the Company divested the DAS Divested Ag Business to CITIC Agri Fund. See Note 5 for additional information.
5. On December 31, 2017, the Company dissolved a crude acrylic acid joint venture. See Note 23 for additional information.

Effective with the Merger, the Company updated its reporting units to align with the level at which discrete financial information is available for review by management. A relative fair value method was used to reallocate goodwill for reporting units of which the composition had changed. The new reporting units are: Agriculture, Coatings & Performance Monomers, Construction Chemicals, Consumer Solutions, Electronics & Imaging, Energy Solutions, Hydrocarbons & Energy, Industrial Biosciences, Industrial Solutions, Nutrition & Health, Packaging and Specialty Plastics, Polyurethanes & CAV, Safety & Construction and Transportation & Advanced Polymers. At December 31, 2017, goodwill was carried by all of these reporting units.

Goodwill Impairments
The carrying amounts of goodwill at December 31, 2017 and 2016 were net of accumulated impairments of $1,920 million and $429 million, respectively.

Goodwill Impairment Testing
The Company performs an impairment test of goodwill annually in the fourth quarter. In the fourth quarter of 2017, the Company early adopted ASU 2017-04. See Note 2 for additional information.

In 2017, the Company performed quantitative testing for 11 reporting units (3 in 2016 and 3 in 2015) and a qualitative assessment was performed for the remaining reporting units. The qualitative assessment indicated that it was not more likely than not that fair value was less than the carrying value for those reporting units included in the qualitative test.

Upon completion of the quantitative testing in the fourth quarter of 2017, the Company determined the Coatings & Performance Monomers reporting unit was impaired. Throughout 2017, the Coatings & Performance Monomers reporting unit did not consistently meet expected financial performance targets, primarily due to increasing commoditization in coatings markets and competition, as well as customer consolidation in end markets which reduced growth opportunities. As a result, the Coatings & Performance Monomers reporting unit lowered future revenue and profitability expectations. The fair value of the Coatings & Performance Monomers reporting unit was determined using a discounted cash flow methodology that reflected reductions in projected revenue growth rates, primarily driven by modified sales volume and pricing assumptions, as well as revised expectations for future growth rates. These discounted cash flows did not support the carrying value of the Coatings & Performance Monomers reporting unit. As a result, the Company recorded a goodwill impairment charge for the Coatings & Performance Monomers reporting unit of $1,491 million in the fourth quarter of 2017, included in “Restructuring, goodwill impairment and asset related charges - net” in the consolidated statements of income. The Coatings & Performance Monomers reporting unit carried $1,071 million of goodwill at December 31, 2017.

No other goodwill impairments were identified as a result of the 2017 testing. Impairment tests conducted in 2016 and 2015 concluded that no goodwill impairments existed.

Other Intangible Assets
The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets at Dec 31 [1]	2017			2016
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$3,263	$(1,690)	$1,573	$3,254	$(1,383)	$1,871
Software	1,420	(780)	640	1,336	(696)	640
Trademarks/tradenames	697	(570)	127	696	(503)	193
Customer-related	5,035	(1,965)	3,070	4,806	(1,567)	3,239
Other	245	(156)	89	168	(146)	22
Total other intangible assets, finite lives	$10,660	$(5,161)	$5,499	$10,260	$(4,295)	$5,965
In-process research and development ("IPR&D")	50	—	50	61	—	61
Total other intangible assets	$10,710	$(5,161)	$5,549	$10,321	$(4,295)	$6,026

1.	Prior year amounts have been updated to conform with the current year presentation.

The following table provides information regarding amortization expense related to intangible assets:

Amortization Expense	2017	2016	2015
In millions
Other intangible assets, excluding software	$624	$544	$419
Software, included in “Cost of sales”	$87	$73	$72

In the fourth quarter of 2017, the Company wrote-off $69 million of intangible assets (including $11 million of IPR&D) as part of the Synergy Program. In the second quarter of 2016, the Company wrote-off $11 million of IPR&D as part of the 2016 restructuring charge. See Note 6 for additional information.

Total estimated amortization expense for the next five fiscal years is as follows:

Estimated Amortization Expense for Next Five Years
In millions
2018	$737
2019	$665
2020	$628
2021	$595
2022	$523

NOTE 14 – TRANSFERS OF FINANCIAL ASSETS
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

In the fourth quarter of 2017, the Company suspended further sales of trade accounts receivable through these facilities and began reducing outstanding balances under these facilities through collections of trade accounts receivable previously sold to such conduits. The Company has the ability to resume such sales to the conduits, subject to certain prior notice requirements, at the discretion of the Company.

For the year ended December 31, 2017, the Company recognized a loss of $25 million on the sale of these receivables ($20 million loss for the year ended December 31, 2016 and $15 million loss for the year ended December 31, 2015), which is included in “Interest expense and amortization of debt discount” in the consolidated statements of income.

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

Interests Held at Dec 31
In millions	2017	2016
Carrying value of interests held	$677	$1,237
Percentage of anticipated credit losses	2.64%	0.36%
Impact to carrying value - 10% adverse change	$—	$1
Impact to carrying value - 20% adverse change	$1	$1

Credit losses, net of any recoveries, were insignificant for the year ended December 31, 2017 (insignificant for the year ended December 31, 2016, and $1 million for the year ended December 31, 2015).

Following is an analysis of certain cash flows between the Company and the conduits:

Cash Proceeds
In millions	2017	2016	2015
Sale of receivables	$1	$1	$18
Collections reinvested in revolving receivables	$21,293	$21,652	$22,951
Interests in conduits [1]	$2,269	$1,257	$1,034

1.	Presented in "Operating Activities" in the consolidated statements of cash flows.

Following is additional information related to the sale of receivables under these facilities:

Trade Accounts Receivable Sold at Dec 31
In millions	2017	2016
Delinquencies on sold receivables still outstanding	$82	$86
Trade accounts receivable outstanding and derecognized	$612	$2,257

In 2017, the Company repurchased $5 million of previously sold receivables ($4 million in 2016).

NOTE 15 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable at Dec 31
In millions	2017	2016
Commercial paper	$231	$—
Notes payable to banks and other lenders	253	225
Notes payable to related companies	—	44
Notes payable trade	—	3
Total notes payable	$484	$272
Year-end average interest rates	4.42%	4.60%

Long-Term Debt at Dec 31	2017 Average Rate	2017	2016 Average Rate	2016
In millions
Promissory notes and debentures:
Final maturity 2017	—%	$—	6.06%	$442
Final maturity 2018	5.78%	339	5.78%	339
Final maturity 2019	8.55%	2,122	8.55%	2,122
Final maturity 2020	4.46%	1,547	4.46%	1,547
Final maturity 2021	4.71%	1,424	4.72%	1,424
Final maturity 2022 [1]	3.50%	1,373	3.50%	1,371
Final maturity 2023 and thereafter	6.00%	7,182	5.98%	7,199
Other facilities:
U.S. dollar loans, various rates and maturities	2.44%	4,564	1.60%	4,595
Foreign currency loans, various rates and maturities	3.00%	814	3.42%	882
Medium-term notes, varying maturities through 2025 [1]	3.20%	873	3.18%	905
Tax-exempt bonds, varying maturities through 2038	5.66%	343	5.66%	343
Capital lease obligations		282		295
Unamortized debt discount and issuance costs		(346)		(373)
Long-term debt due within one year [2]		(752)		(635)
Long-term debt		$19,765		$20,456

1.	Prior year data has been updated to conform with the current year presentation.

2.	Presented net of current portion of unamortized debt issuance costs.

Maturities of Long-Term Debt for Next Five Years at Dec 31, 2017 [1]
In millions
2018	$752
2019	$6,935
2020	$1,831
2021	$1,573
2022	$1,497

1.	Assumes the option to extend a term loan facility related to the DCC Transaction will be exercised.

2017 Activity
In 2017, the Company redeemed $436 million of 6.0 percent notes that matured on September 15, 2017, and $32 million aggregate principal amount of InterNotes at maturity. In addition, approximately $119 million of long-term debt was repaid by consolidated variable interest entities.

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

On October 5, 2015, (i) the Company completed the transfer of its U.S. Gulf Coast Chlor-Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses into a new company ("Splitco"), (ii) participating Dow shareholders tendered, and the Company accepted, Dow shares for Splitco shares in a public exchange offer, and (iii) Splitco merged with a wholly owned subsidiary of Olin in a tax-efficient Reverse Morris Trust transaction (collectively, the “Transaction”). Under the terms of a debt exchange offer, the Company received $1,220 million principal amount of new debt instruments from Splitco, which were subsequently transferred to certain investment banks in a non-cash fair value exchange for $1,154 million principal amount of the Company’s outstanding debt instruments owned by such investment banks. As a result of this debt exchange offer and related transactions, the Company retired $1,161 million of certain notes, including $401 million of 2.50 percent notes due 2016, $182 million of 5.70 percent notes due 2018, $278 million of 4.25 percent notes due 2020 and a $300 million term loan facility with a maturity date of 2016. The Company recognized a loss on the early extinguishment of debt of $68 million, included in "Sundry income (expense) - net" in the consolidated statements of income as a component of the pretax gain on the Transaction. In connection with the Transaction, a membrane chlor-alkali joint venture was included as part of the assets and liabilities divested. This resulted in an additional reduction of $569 million principal amount of debt. See Notes 7 and 23 for further information.

In 2015, the Company issued $346 million aggregate principal amount of InterNotes and approximately $163 million of long-term debt (net of $8 million of additional borrowings) was repaid by consolidated variable interest entities.

Available Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at Dec 31, 2017
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

DCC Term Loan Facility
In connection with the DCC Transaction, on May 31, 2016, Dow Corning incurred $4.5 billion of indebtedness under a certain third party credit agreement ("DCC Term Loan Facility"). The Company subsequently guaranteed the obligations of Dow Corning under the DCC Term Loan Facility and, as a result, the covenants and events of default applicable to the DCC Term Loan Facility are substantially similar to the covenants and events of default set forth in the Company's Five Year Competitive Advance and Revolving Credit Facility. In the second quarter of 2017, Dow Corning exercised a 364-day extension option making amounts borrowed under the DCC Term Loan Facility repayable on May 29, 2018, and amended the DCC Term Loan Facility to include an additional 19-month extension option, at Dow Corning's election, upon satisfaction of certain customary conditions precedent. On February 8, 2018, Dow Corning delivered a notice of intent to exercise the 19-month extension option on the DCC Term Loan Facility.

Uncommitted Credit Facilities and Outstanding Letters of Credit
The Company had uncommitted credit facilities in the form of unused bank credit lines of $2,853 million at December 31, 2017. These lines can be used to support short-term liquidity needs and general purposes, including letters of credit. Outstanding letters of credit were $433 million at December 31, 2017. These letters of credit support commitments made in the ordinary course of business.

Debt Covenants and Default Provisions
The Company’s outstanding long-term debt has been issued primarily under indentures which contain, among other provisions, certain customary restrictive covenants with which the Company must comply while the underlying notes are outstanding. Failure of the Company to comply with any of its covenants, could result in a default under the applicable indenture and allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the underlying notes.

The Company's indenture covenants include obligations to not allow liens on principal U.S. manufacturing facilities, enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, merge or consolidate with any other corporation, or sell, lease or convey, directly or indirectly, all or substantially all of the Company’s assets. The outstanding debt also contains customary default provisions. The Company remains in compliance with these covenants after the Merger.

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

NOTE 16 – COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Introduction
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At December 31, 2017, the Company had accrued obligations of $878 million for probable environmental remediation and restoration costs, including $152 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition or cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2016, the Company had accrued obligations of $909 million for probable environmental remediation and restoration costs, including $151 million for the remediation of Superfund sites.

In the fourth quarter of 2016, the Company recorded a pretax charge of $295 million for environmental remediation at a number of historical locations, including the Midland manufacturing site/off-site matters and the Wood-Ridge sites, primarily resulting from the culmination of negotiations with regulators and/or final agency approval. These charges were included in "Cost of sales" in the consolidated statements of income and were included in the total accrued obligation of $909 million at December 31, 2016.

The following table summarizes the activity in the Company's accrued obligations for environmental matters for the years ended December 31, 2017 and 2016:

Accrued Obligations for Environmental Matters	2017	2016
In millions
Balance at Jan 1	$909	$670
Accrual adjustment	172	479
Payments against reserve	(220)	(246)
Foreign currency impact	17	6
Balance at Dec 31	$878	$909

The amounts charged to income on a pretax basis related to environmental remediation totaled $171 million in 2017, $504 million in 2016 and $218 million in 2015. Capital expenditures for environmental protection were $79 million in 2017, $66 million in 2016 and $49 million in 2015.

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

City of Midland
On March 6, 2012, the Company submitted an Interim Response Activity Plan Designed to Meet Criteria ("Work Plan") to the MDEQ that involved the sampling of soil at residential properties near the Midland site for the presence of dioxins to determine where clean-up may be required and then conducting remediation for properties that sampled above the remediation criteria. The MDEQ approved the Work Plan on June 1, 2012 and implementation of the Work Plan began on June 4, 2012. The Company also submitted and had approved by the MDEQ, amendments to the Work Plan. At December 31, 2014, remediation was completed on all 132 properties that tested above the remediation criteria, and this completion is noted in the License. On July 21, 2016, the MDEQ approved a Corrective Action report, including a Remedial Action Plan ("RAP"), for the City of Midland. This is the final regulatory approval required for the City of Midland. Dow is implementing the monitoring and maintenance requirements of the RAP.

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

The Tittabawassee River, beginning at the Midland Site and extending down to the first six miles of the Saginaw River, are designated as the first Operable Unit for purposes of conducting the remedial investigation, feasibility study and remedial design work. This work will be performed in a largely upriver to downriver sequence for eight geographic segments of the Tittabawassee and upper Saginaw Rivers. In the first quarter of 2012, the EPA requested the Company address the Tittabawassee River floodplain ("Floodplain") as an additional segment. In January 2015, the Company and the EPA entered into an order to address remediation of the Floodplain. The remedial work is expected to take place over the next five years. The remainder of the Saginaw River and the Saginaw Bay are designated as a second Operable Unit and the work associated with that unit may also be geographically segmented. The AOC does not obligate the Company to perform removal or remedial action; that action can only be required by a separate order. The Company and the EPA have been negotiating orders separate from the AOC that obligate the Company to perform remedial actions under the scope of work of the AOC. The Company and the EPA have entered into four separate orders to perform limited remedial actions in five of the eight geographic segments in the first Operable Unit, and the order to address the Floodplain.

Alternative Dispute Resolution Process
The Company, the EPA, the U.S. Department of Justice ("DOJ"), and the natural resource damage trustees (which include the Michigan Office of the Attorney General, the MDEQ, the U.S. Fish and Wildlife Service, the U.S. Bureau of Indian Affairs

and the Saginaw-Chippewa tribe) have been engaged in negotiations to seek to resolve potential governmental claims against the Company related to historical off-site contamination associated with the City of Midland, the Tittabawassee and Saginaw Rivers and the Saginaw Bay. The Company and the governmental parties started meeting in the fall of 2005 and entered into a Confidentiality Agreement in December 2005. The Company continues to conduct negotiations under the Federal Alternative Dispute Resolution Act with all of the governmental parties, except the EPA which withdrew from the alternative dispute resolution process on September 12, 2007.

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

At December 31, 2017, the accrual for these off-site matters was $83 million (included in the total accrued obligation of $878 million). At December 31, 2016, the Company had an accrual for these off-site matters of $93 million (included in the total accrued obligation of $909 million).

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

Estimating the Liability for Asbestos-Related Pending and Future Claims
Based on a study completed in January 2003 by Ankura Consulting Group, LLC ("Ankura"), Union Carbide increased its December 31, 2002 asbestos-related liability for pending and future claims for a 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. Since then, Union Carbide has compared current asbestos claim and resolution activity to the results of the most recent Ankura study at each balance sheet date to determine whether the accrual continues to be appropriate. In addition, Union Carbide has requested Ankura to review Union Carbide’s historical asbestos claim and resolution activity each year since 2004 to determine the appropriateness of updating the most recent Ankura study.

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

This accounting policy change was reflected as a change in accounting estimate effected by a change in accounting principle. As a result of this accounting policy change and based on the December 2016 Ankura study of asbestos-related defense and processing costs and Union Carbide's own review of the data, Union Carbide recorded a pretax charge for asbestos-related defense and processing costs of $1,009 million in the fourth quarter of 2016, included in “Asbestos-related charge” in the consolidated statements of income. Union Carbide’s total asbestos-related liability, including defense and processing costs, was $1,490 million at December 31, 2016, and was included in “Accrued and other current liabilities” and “Asbestos-related liabilities - noncurrent” in the consolidated balance sheets.

Asbestos-Related Liability at December 31, 2017
In October 2017, Union Carbide requested Ankura to review its historical asbestos claim and resolution activity (including asbestos-related defense and processing costs) and determine the appropriateness of updating its December 2016 study. In response to that request, Ankura reviewed and analyzed data through September 30, 2017. In December 2017, Ankura stated that an update of its December 2016 study would not provide a more likely estimate of future events than the estimate reflected in the study and, therefore, the estimate in that study remained applicable. Based on Union Carbide's own review of the asbestos claim and resolution activity (including asbestos-related defense and processing costs) and Ankura's response, Union Carbide determined that no change to the accrual was required. At December 31, 2017, the asbestos-related liability for pending and future claims against Union Carbide and Amchem, including future asbestos-related defense and processing costs, was $1,369 million, and approximately 16 percent of the recorded liability related to pending claims and approximately 84 percent related to future claims.

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

Urethane Matters
Class Action Lawsuit
On February 16, 2006, the Company, among others, received a subpoena from the DOJ as part of a previously announced antitrust investigation of manufacturers of polyurethane chemicals, including methylene diphenyl diisocyanate, toluene diisocyanate, polyether polyols and system house products. The Company cooperated with the DOJ and, following an extensive investigation, on December 10, 2007, the Company received notice from the DOJ that it had closed its investigation of potential antitrust violations involving these products without indictments or pleas.

In 2005, the Company, among others, was named as a defendant in multiple civil class action lawsuits alleging a conspiracy to fix the price of various urethane chemical products, namely the products that were the subject of the above described DOJ antitrust investigation. On July 29, 2008, a Kansas City federal district court (the "district court") certified a class of purchasers of the products for the six-year period from 1999 through 2004 ("plaintiff class"). In January 2013, the class action lawsuit went to trial with the Company as the sole remaining defendant, the other defendants having previously settled. On February 20, 2013, the federal jury returned a damages verdict of approximately $400 million against the Company, which ultimately was trebled under applicable antitrust laws, less offsets from other settling defendants, resulting in a judgment entered in July 2013 in the amount of $1.06 billion. The Company appealed this judgment to the U.S. Tenth Circuit Court of Appeals ("Court of Appeals"), and on September 29, 2014, the Court of Appeals issued an opinion affirming the district court judgment.

On March 9, 2015, the Company filed a petition for writ of certiorari ("Writ Petition") with the United States Supreme Court, seeking judicial review and requesting that it correct fundamental errors in the Court of Appeals decision. In the first quarter of 2016, the Company changed its risk assessment on this matter as a result of growing political uncertainties due to events within the Supreme Court, including Justice Scalia's death, and the increased likelihood for unfavorable outcomes for businesses involved in class action lawsuits. On February 26, 2016, the Company announced a proposed settlement under which the Company would pay the plaintiff class $835 million, which included damages, class attorney fees and post-judgment interest. On May 11, 2016, the Company moved the $835 million settlement amount into an escrow account. On July 29, 2016, the U.S. District Court for the District of Kansas granted final approval of the settlement and the funds were released from escrow on August 30, 2016. The settlement resolves the $1.06 billion judgment and any subsequent claim for attorneys' fees, costs and post-judgment interest against the Company. As a result, in the first quarter of 2016, the Company recorded a loss of $835 million, included in "Sundry income (expense) - net" in the consolidated statements of income. The Company continues to believe that it was not part of any conspiracy and the judgment was fundamentally flawed as a matter of class action law. The case is now concluded.

Opt-Out Cases
Shortly after the July 2008 class certification ruling, a series of "opt-out" cases were filed by a number of large volume purchasers who elected not to be class members in the district court case. These opt-out cases were substantively identical to the class action lawsuit, but expanded the period of time to include 1994 through 1998. A consolidated jury trial of the opt-out cases began on March 8, 2016. Prior to a jury verdict, on April 5, 2016, the Company entered into a binding settlement for the opt-out cases under which the Company would pay the named plaintiffs $400 million, inclusive of damages and attorney fees. Payment of this settlement occurred on May 4, 2016. The Company changed its risk assessment on this matter as a result of the class settlement and the uncertainty of a jury trial outcome along with the automatic trebling of an adverse verdict. As a result, the Company recorded a loss of $400 million in the first quarter of 2016, included in "Sundry income (expense) - net" in the consolidated statements of income. As with the class action case, the Company continues to deny allegations of price fixing and maintains that it was not part of any conspiracy. The case is now concluded.

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

On October 16, 2015, Bayer filed a motion in U.S. District Court for the Eastern District of Virginia ("Federal District Court") seeking to confirm the arbitral award. DAS opposed the motion and filed separate motions to vacate the award, or in the alternative, to stay enforcement of the award until the USPTO issued final office actions with respect to the re-examination proceedings. On January 15, 2016, the Federal District Court denied DAS's motions and confirmed the award. DAS appealed the Federal District Court's decision. On March 1, 2017, the U.S. Court of Appeals for the Federal Circuit ("Federal Circuit") affirmed the arbitral award. As a result of this action, in the first quarter of 2017, the Company recorded a loss of $469 million, inclusive of the arbitral award and post-judgment interest, which was included in "Sundry income (expense) - net" in the consolidated statements of income. On May 19, 2017, the Federal Circuit issued a mandate denying DAS's request to stay the arbitral award pending judicial review by the United States Supreme Court. On May 26, 2017, the Company paid the $469 million arbitral award to Bayer as a result of that decision. On September 11, 2017, DAS filed a petition for writ of certiorari with the United States Supreme Court to review the case, but the Court denied DAS’s petition.

The litigation is now concluded with no risk of further liability. The Company continues to believe that the arbitral award is fundamentally flawed because, among other things, it allowed for the enforcement of invalid patents. The arbitral award and subsequent related judicial decisions will not impact DAS’s commercialization of its soybean and cotton seed products, including those containing the ENLIST™ technologies.

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

In 1993, the United States District Court for the District of Colorado ("District Court") certified the class of property owners. The plaintiffs tried their case as a public liability action under the Price Anderson Act ("PAA"). In 2005, the jury returned a damages verdict of $926 million. Dow and Rockwell appealed the jury award to the U.S. Tenth Circuit Court of Appeals ("Court of Appeals") which concluded the PAA had its own injury requirements, on which the jury had not been instructed, and also vacated the District Court's class certification ruling, reversed and remanded the case, and vacated the District Court's judgment. The plaintiffs argued on remand to the District Court that they were entitled to reinstate the judgment as a state law nuisance claim, independent of the PAA. The District Court rejected that argument and entered judgment in favor of the defendants. The plaintiffs appealed to the Court of Appeals, which reversed the District Court's ruling, holding that the PAA did not preempt the plaintiffs' nuisance claim under Colorado law and that the plaintiffs could seek reinstatement of the prior nuisance verdict under Colorado law.

Dow and Rockwell continued to litigate this matter in the District Court and in the United States Supreme Court following the appellate court decision. On May 18, 2016, Dow, Rockwell and the plaintiffs entered into a settlement agreement for $375 million, of which $131 million was to be paid by Dow. The DOE authorized the settlement pursuant to the PAA and the nuclear hazards indemnity provisions contained in Dow's and Rockwell's contracts. The District Court granted preliminary approval to the class settlement on August 5, 2016. On April 28, 2017, the District Court conducted a fairness hearing and granted final judgment approving the class settlement and dismissed class claims against the defendants ("final judgment order").

On December 13, 2016, the United States Civil Board of Contract Appeals unanimously ordered the United States government to pay the amounts stipulated in the settlement agreement. On January 17, 2017, the Company received a full indemnity payment of $131 million from the United States government for Dow's share of the class settlement. On January 26, 2017, the Company placed $130 million in an escrow account for the settlement payment owed to the plaintiffs. The funds were subsequently released from escrow as a result of the final judgment order. At December 31, 2017, there are no outstanding balances in the consolidated balance sheets related to this matter ($131 million included in "Accounts and notes receivable - Other" and $130 million included in "Accrued and other current liabilities" at December 31, 2016). The litigation is now concluded.

Dow Corning Chapter 11 Related Matters
Introduction
In 1995, Dow Corning, then a 50:50 joint venture between Dow and Corning, voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code in order to resolve Dow Corning’s breast implant liabilities and related matters (the “Chapter 11 Proceeding”). Dow Corning emerged from the Chapter 11 Proceeding on June 1, 2004 (the “Effective Date”) and is implementing the Joint Plan of Reorganization (the “Plan”). The Plan provides funding for the resolution of breast implant and other product liability litigation covered by the Chapter 11 Proceeding and provides a process for the satisfaction of commercial creditor claims in the Chapter 11 Proceeding. As of June 1, 2016, Dow Corning is a wholly owned subsidiary of Dow.

Breast Implant and Other Product Liability Claims
Under the Plan, a product liability settlement program administered by an independent claims office (the “Settlement Facility”) was created to resolve breast implant and other product liability claims. Product liability claimants rejecting the settlement program in favor of pursuing litigation must bring suit against a litigation facility (the “Litigation Facility”). Under the Plan, total payments committed by Dow Corning to resolving product liability claims are capped at a maximum $2,350 million net present value (“NPV”) determined as of the Effective Date using a discount rate of seven percent (approximately $3,746 million undiscounted at December 31, 2017). Of this amount, no more than $400 million NPV determined as of the Effective Date can be used to fund the Litigation Facility.

Dow Corning has an obligation to fund the Settlement Facility and the Litigation Facility over a 16-year period, commencing at the Effective Date. At December 31, 2017, Dow Corning and its insurers have made life-to-date payments of $1,762 million to the Settlement Facility and the Settlement Facility reported an unexpended balance of $135 million.

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

In the fourth quarter of 2016, with the assistance of a third party consultant ("consultant"), Dow Corning updated its estimate of its Implant Liability to $263 million, primarily reflecting a decrease in Class 7 costs (claimants who have breast implants made by certain other manufacturers using primarily Dow Corning silicone gel), a decrease resulting from the passage of time, decreased claim filing activity and administrative costs compared with the previous estimate, and an increase in investment income resulting from insurance proceeds. Based on the consultant's updated estimate and Dow Corning's own review of claim filing activity, Dow Corning determined that an adjustment to the Implant Liability was required. Accordingly, Dow Corning decreased its Implant Liability in the fourth quarter of 2016 by $27 million, which was included in "Sundry income (expense) - net" in the consolidated statements of income. At December 31, 2017, the Implant Liability was $263 million ($263 million at December 31, 2016) and included in "Other noncurrent obligations" in the consolidated balance sheets.

Dow Corning is not aware of circumstances that would change the factors used in estimating the Implant Liability and believes the recorded liability reflects the best estimate of the remaining funding obligations under the Plan; however, the estimate relies upon a number of significant assumptions, including: future claim filing levels in the Settlement Facility will be similar to those in the revised settlement program, which management uses to estimate future claim filing levels for the Settlement Facility; future acceptance rates, disease mix, and payment values will be materially consistent with historical experience; no material negative outcomes in future controversies or disputes over Plan interpretation will occur; and the Plan will not be modified. If actual outcomes related to any of these assumptions prove to be materially different, the future liability to fund the Plan may be materially different than the amount estimated. If Dow Corning was ultimately required to fund the full liability up to the maximum capped value, the liability would be $1,985 million at December 31, 2017.

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

In 2006, the U.S. Court of Appeals for the Sixth Circuit concluded that there is a general presumption that contractually specified default interest should be paid by a solvent debtor to unsecured creditors (the “Interest Rate Presumption”) and permitting Dow Corning’s Commercial Creditors to recover fees, costs, and expenses where allowed by relevant loan agreements. The matter was remanded to the U.S. District Court for the Eastern District of Michigan ("District Court") for further proceedings, including rulings on the facts surrounding specific claims and consideration of any equitable factors that would preclude the application of the Interest Rate Presumption. On May 10, 2017, the District Court entered a stipulated order resolving pending discovery motions and established a discovery schedule for the Commercial Creditors matter. As a result, Dow Corning and its third party consultants conducted further analysis of the Commercial Creditors claims and defenses. This analysis indicated the estimated remaining liability to Commercial Creditors to be within a range of $77 million to $260 million. No single amount within the range appears to be a better estimate than any other amount within the range. Therefore, Dow Corning recorded the minimum liability within the range, which resulted in a decrease to the Commercial Creditor liability of $33 million in the second quarter of 2017, which was included in "Sundry income (expense) - net" in the consolidated statements of income. At December 31, 2017, the liability related to Dow Corning’s potential obligation to pay additional interest to its Commercial Creditors in the Chapter 11 Proceeding was $78 million ($108 million at December 31, 2016) and included in "Accrued and other current liabilities" in the consolidated balance sheets. The actual amount of interest that will be paid to these creditors is uncertain and will ultimately be resolved through continued proceedings in the District Court.

Indemnifications
In connection with the June 1, 2016 ownership restructure of Dow Corning, the Company is indemnified by Corning for 50 percent of future losses associated with certain pre-closing liabilities, including the Implant Liability and Commercial Creditors matters described above, subject to certain conditions and limits. The maximum amount of indemnified losses which may be recovered are subject to a cap that declines over time. Indemnified losses are capped at (1) $1.5 billion until May 31, 2018, (2) $1 billion between May 31, 2018 and May 31, 2023, and (3) no recoveries are permitted after May 31, 2023. No indemnification assets were recorded at December 31, 2017 or 2016.

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

On April 19, 2017, the Federal Court issued a Public Judgment in the damages phase, which detailed its conclusions on how to calculate the profits to be awarded to Dow. Dow and Nova submitted their respective calculations of the damages to the Federal Court in May 2017. On June 29, 2017, the Federal Court issued a Confidential Supplemental Judgment, concluding that Nova must pay $645 million Canadian dollars (equivalent to $495 million U.S. dollars) to Dow, plus pre- and post-judgment interest, for which Dow received payment of $501 million from Nova on July 6, 2017. Although Nova is appealing portions of the damages judgment, certain portions of it are indisputable and will be owed to Dow regardless of the outcome of any further appeals by Nova. As a result of these actions and in accordance with ASC 450-30 "Gain Contingencies," the Company recorded a $160 million pretax gain in the second quarter of 2017 of which $137 million was included in "Sundry income (expense) - net" and $23 million was included in "Selling, general and administrative expenses" in the consolidated statements of income. At December 31, 2017, the Company had $341 million included in "Other noncurrent obligations" related to the disputed portion of the damages judgment. Dow is confident of its chances of defending the entire judgment on appeal, particularly the trial court's determinations on important factual issues, which will be accorded deferential review on appeal.

Purchase Commitments
The Company has outstanding purchase commitments and various commitments for take-or-pay or throughput agreements. The Company was not aware of any purchase commitments that were negotiated as part of a financing arrangement for the facilities that will provide the contracted goods or services or for the costs related to those goods or services at December 31, 2017 and 2016.

Guarantees
The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees	Dec 31, 2017			Dec 31, 2016
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2023	$4,774	$49	2021	$5,096	$86
Residual value guarantees	2027	889	135	2027	947	134
Total guarantees		$5,663	$184		$6,043	$220

Guarantees
Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. With guarantees, such as commercial or financial contracts, non-performance by the guaranteed party triggers the obligation of the Company to make payments to the beneficiary of the guarantee. The majority of the Company’s guarantees relate to debt of nonconsolidated affiliates, which have expiration dates ranging from less than one year to six years, and trade financing transactions in Latin America, which typically expire within one year of inception. The Company’s current expectation is that future payment or performance related to the non-performance of others is considered remote.

The Company has entered into guarantee agreements (“Guarantees”) related to project financing for Sadara. The total of an Islamic bond and additional project financing (collectively “Total Project Financing”) obtained by Sadara is approximately $12.5 billion. Sadara had $12.4 billion of Total Project Financing outstanding at December 31, 2017 ($12.4 billion at December 31, 2016). The Company's guarantee of the Total Project Financing is in proportion to the Company's 35 percent ownership interest in Sadara, or up to approximately $4.4 billion when the project financing is fully drawn. The Guarantees will be released upon completion of construction of the Sadara complex and satisfactory fulfillment of certain other conditions, including passage of an extensive operational testing program, which is currently anticipated by the end of 2018 and must occur no later than December 2020.

Residual Value Guarantees
The Company provides guarantees related to leased assets specifying the residual value that will be available to the lessor at lease termination through sale of the assets to the lessee or third parties.

Operating Leases
The Company routinely leases premises for use as sales and administrative offices, warehouses and tanks for product storage, motor vehicles, railcars, computers, office machines and equipment. In addition, the Company leases aircraft in the United States. The terms for these leased assets vary depending on the lease agreement. Some leases contain renewal provisions, purchase options and escalation clauses.

Rental expenses under leases, net of sublease rental income, were $757 million in 2017, $661 million in 2016 and $600 million in 2015. Future minimum payments under leases with remaining non-cancelable terms in excess of one year are as follows:

Minimum Lease Commitments at Dec 31, 2017
In millions
2018	$350
2019	304
2020	272
2021	237
2022	208
2023 and thereafter	918
Total	$2,289

Asset Retirement Obligations
Dow has 178 manufacturing sites in 35 countries. Most of these sites contain numerous individual manufacturing operations, particularly at the Company’s larger sites. Asset retirement obligations are recorded as incurred and reasonably estimable, including obligations for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. The retirement of assets may involve such efforts as remediation and treatment of asbestos, contractually required demolition, and other related activities, depending on the nature and location of the assets; and retirement obligations are typically realized only upon demolition of those facilities. In identifying asset retirement obligations, the Company considers identification of legally enforceable obligations, changes in existing law, estimates of potential settlement dates and the calculation of an appropriate discount rate to be used in calculating the fair value of the obligations. Dow has a well-established global process to identify, approve and track the demolition of retired or to-be-retired facilities; and no assets are retired from service until this process has been followed. Dow typically forecasts demolition projects based on the usefulness of the assets; environmental, health and safety concerns; and other similar considerations. Under this process, as demolition projects are identified and approved, reasonable estimates are determined for the time frames during which any related asset retirement obligations are expected to be settled. For those assets where a range of potential settlement dates may be reasonably estimated, obligations are recorded. Dow routinely reviews all changes to items under consideration for demolition to determine if an adjustment to the value of the asset retirement obligation is required.

The Company has recognized asset retirement obligations for the following activities: demolition and remediation activities at manufacturing sites primarily in the United States, Canada, Brazil, Argentina and Europe; and capping activities at landfill sites in the United States, Canada, Brazil and Italy. The Company has also recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites primarily in the United States, Canada, Argentina and Europe. The aggregate carrying amount of conditional asset retirement obligations recognized by the Company (included in the asset retirement obligations balance shown below) was $20 million at December 31, 2017 ($31 million at December 31, 2016).

The following table shows changes in the aggregate carrying amount of the Company’s asset retirement obligations for the years ended December 31, 2017 and 2016:

Asset Retirement Obligations	2017	2016
In millions
Balance at Jan 1	$110	$96
Additional accruals [1]	3	17
Liabilities settled	(9)	(9)
Accretion expense	5	2
Revisions in estimated cash flows	(9)	5
Other	4	(1)
Balance at Dec 31	$104	$110

1.	Includes $14 million of asset retirement obligations from the DCC Transaction in 2016.

The discount rate used to calculate the Company’s asset retirement obligations at December 31, 2017, was 2.04 percent (1.87 percent at December 31, 2016). These obligations are included in the consolidated balance sheets as "Accrued and other current liabilities" and "Other noncurrent obligations."

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

NOTE 17 – STOCKHOLDERS’ EQUITY
Merger with DuPont
Effective with the Merger, each share of Dow Common Stock (excluding any shares of Dow Common Stock that were held in treasury, which were automatically canceled and retired for no consideration) was converted into the right to receive one fully paid and non-assessable share of DowDuPont Common Stock. As a result, in the third quarter of 2017, the Company recorded a reduction in "Treasury stock" of $935 million, a reduction in "Common stock" of $3,107 million and an increase in "Additional paid in capital" of $2,172 million in the consolidated balance sheets. The Company has 100 shares of common stock issued and outstanding, par value $0.01 per share, owned solely by its parent, DowDuPont. See Note 3 for additional information.

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

On December 15, 2016, the trading price of Dow's common stock closed at $58.35, marking the 20th trading day in the previous 30 trading days that the common stock closed above $53.72, triggering the right of the Company to exercise its conversion right. On December 16, 2016, the Company sent a Notice of Conversion at the Option of the Company (the "Notice") to all holders of its preferred series A. Pursuant to the Notice, on December 30, 2016 (the "Conversion Date") all 4 million outstanding shares of preferred series A (with a carrying value of $4,000 million) were converted into shares of common stock at a conversion ratio of 24.2010 shares of common stock for each share of preferred series A, resulting in the issuance of 96.8 million shares of common stock from treasury stock. The treasury stock issued was carried at an aggregate historical cost of $4,695 million, resulting in a reduction to "Additional paid-in capital" in the consolidated balance sheets of $695 million. From and after the Conversion Date, no shares of the preferred series A are issued or outstanding and all rights of the holders of the preferred series A have terminated. On January 6, 2017, the Company filed an amendment to the Company’s Restated Certificate of Incorporation by way of a certificate of elimination (the “Certificate of Elimination”) with the Secretary of State of the State of Delaware which had the effect of: (a) eliminating the previously designated 4 million shares of the preferred series A, none of which were outstanding at the time of the filing; (b) upon such elimination, causing such preferred series A to resume the status of authorized and unissued shares of preferred stock, par value $1.00 per share, of the Company, without designation as to series; and (c) eliminating from the Company’s Restated Certificate of Incorporation all references to, and all matters set forth in, the certificates of designations for the preferred series A.

The Company paid cumulative dividends on preferred series A at a rate of 8.5 percent per annum, or $85 million per quarter. The final dividend for the preferred series A was declared on December 15, 2016 and payable on the earlier of the Conversion Date (if applicable) or January 3, 2017, to shareholders of record at December 15, 2016. The dividend was paid in full on the Conversion Date.

Common Stock
Prior to the Merger, the Company issued common stock shares out of treasury stock or as new common stock shares for purchases under the Employee Stock Purchase Plan, for options exercised and for the release of deferred, performance deferred and restricted stock. The number of new common stock shares issued to employees and non-employee directors prior to the Merger was zero in

2017 (zero in 2016 and approximately 32,000 in 2015). See Note 20 for additional information on changes to Dow equity awards in connection with the Merger.

Retained Earnings
There are no significant restrictions limiting the Company’s ability to pay dividends. Prior to the Merger, the Company declared dividends of $1.38 per share in 2017 ($1.84 per share in 2016 and $1.72 per share in 2015). Effective with the Merger, Dow no longer has publicly traded common stock. Dow's common shares are owned solely by its parent company, DowDuPont. As a result, the Company’s Board of Directors determines whether or not there will be a dividend distribution to DowDuPont. See Note 24 for additional information.

Undistributed earnings of nonconsolidated affiliates included in retained earnings were $1,731 million at December 31, 2017 and $1,196 million at December 31, 2016.

Employee Stock Ownership Plan
The Dow Employee Stock Ownership Plan (the “ESOP”) is an integral part of The Dow Chemical Company Employees’ Savings Plan (the “Plan”). A significant majority of full-time employees in the United States are eligible to participate in the Plan. Dow uses the ESOP to provide the Company’s matching contribution in the form of stock to Plan participants. Prior to the Merger, contributions were in the form of Dow Common Stock. Effective with the Merger, shares of Dow stock held by the ESOP were converted into shares of DowDuPont Common Stock at a ratio of 1:1.

In connection with the acquisition of Rohm and Haas on April 1, 2009, the Rohm and Haas Employee Stock Ownership Plan (the "Rohm and Haas ESOP") was merged into the Plan, and the Company assumed the $78 million balance of debt at 9.8 percent interest with final maturity in 2020 that was used to finance share purchases by the Rohm and Haas ESOP in 1990. The outstanding balance of the debt was $17 million at December 31, 2017 and $24 million at December 31, 2016.

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

Compensation expense for allocated shares is recorded at the fair value of the shares on the date of allocation. Compensation expense for ESOP shares was $248 million in 2017, $192 million in 2016 and $174 million in 2015. At December 31, 2017, 15.5 million shares out of a total 25.6 million shares held by the ESOP had been allocated to participants’ accounts; 2.2 million shares were released but unallocated; and 7.9 million shares, at a fair value of $566 million, were considered unearned.

Treasury Stock
In 2013, the Board approved a share buy-back program. As a result of subsequent authorizations approved by the Board, the total authorized amount of the share repurchase program was $9.5 billion. Effective with the Merger, the share repurchase program was canceled. Over the duration of the program, a total of $8.1 billion was spent on the repurchase of Dow Common Stock.

The Company historically issued shares for purchases under the Employee Stock Purchase Plan, for options exercised as well as for the release of deferred, performance deferred and restricted stock out of treasury stock or as new common stock shares. The number of treasury shares issued to employees and non-employee directors under the Company’s stock-based compensation programs are summarized in the following table. See Note 20 for additional information on changes to Dow equity awards in connection with the Merger.

Treasury Shares Issued Under Stock-Based Compensation Programs
In thousands	2017 [1]	2016	2015
To employees and non-employee directors	14,195	14,494	16,490
1. Reflects activity prior to the Merger.

The following table provides a reconciliation of Dow Common Stock activity for the years ended December 31, 2017, 2016 and 2015:

Shares of Dow Common Stock	Issued	Held in Treasury
In thousands
Balance at Jan 1, 2015	1,242,763	85,169
Issued [1]	32	(16,490)
Repurchased [2]	—	57,174
Balance at Dec 31, 2015	1,242,795	125,853
Issued [1]	—	(14,494)
Repurchased	—	17,107
Preferred stock converted to common stock	—	(96,804)
Balance at Dec 31, 2016	1,242,795	31,662
Issued [1]	—	(14,195)
Converted to DowDuPont shares or canceled on Aug 31, 2017 [3]	(1,242,795)	(17,467)
Balance at Aug 31, 2017	—	—

1.	Shares issued to employees and non-employee directors under the Company's equity compensation plans.

2.
Includes 34.1 million treasury shares as part of the Reverse Morris Trust transaction with Olin, which were tendered as part of a non-cash, public exchange offer. See Note 7 for additional information.

3.	Each share of Dow Common Stock issued and outstanding immediately prior to the Merger was converted into one share of DowDuPont Common Stock; treasury shares were canceled as a result of the Merger.

Accumulated Other Comprehensive Loss
The following table summarizes the changes and after-tax balances of each component of accumulated other comprehensive loss for the years ended December 31, 2017, 2016 and 2015:

Accumulated Other Comprehensive Loss [1]	Unrealized Gains (Losses) on Investments	Cumulative Translation Adj	Pension and Other Postretire Benefits	Derivative Instruments	Accum Other Comp Loss
In millions
2015
Balance at Jan 1, 2015	$141	$(751)	$(7,321)	$(86)	$(8,017)
Other comprehensive income (loss) before reclassifications	(40)	(990)	105	(136)	(1,061)
Amounts reclassified from accumulated other comprehensive income (loss)	(54)	4	447	14	411
Net other comprehensive income (loss)	$(94)	$(986)	$552	$(122)	$(650)
Balance at Dec 31, 2015	$47	$(1,737)	$(6,769)	$(208)	$(8,667)
2016
Other comprehensive income (loss) before reclassifications	32	(644)	(1,354)	84	(1,882)
Amounts reclassified from accumulated other comprehensive income (loss)	(36)	—	734	29	727
Net other comprehensive income (loss)	$(4)	$(644)	$(620)	$113	$(1,155)
Balance at Dec 31, 2016	$43	$(2,381)	$(7,389)	$(95)	$(9,822)
2017
Other comprehensive income (loss) before reclassifications	25	908	(23)	1	911
Amounts reclassified from accumulated other comprehensive income (loss)	(71)	(8)	414	(15)	320
Net other comprehensive income (loss)	$(46)	$900	$391	$(14)	$1,231
Balance at Dec 31, 2017	$(3)	$(1,481)	$(6,998)	$(109)	$(8,591)

1.	Prior year amounts have been updated to conform with the current year presentation.

The tax effects on the net activity related to each component of other comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015 were as follows:

Tax Benefit (Expense)	2017	2016	2015
In millions
Unrealized gains (losses) on investments	$(26)	$2	$(52)
Cumulative translation adjustments	98	171	(84)
Pension and other postretirement benefit plans	213	(438)	252
Derivative instruments	3	32	(70)
Tax benefit (expense) from income taxes related to other comprehensive income (loss) items	$288	$(233)	$46

A summary of the reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2017, 2016 and 2015 is provided as follows:

Reclassifications Out of Accumulated Other Comprehensive Loss In millions	2017	2016	2015	Consolidated Statements of Income Classification

Unrealized gains on investments	$(110)	$(56)	$(84)	See (1) below
Tax expense	39	20	30	See (2) below
After-tax	$(71)	$(36)	$(54)
Cumulative translation adjustments	$(8)	$—	$4	See (3) below
Pension and other postretirement benefit plans	$607	$913	$665	See (4) below
Tax benefit	(193)	(179)	(218)	See (2) below
After-tax	$414	$734	$447
Derivative instruments	$(13)	$34	$23	See (5) below
Tax benefit	(2)	(5)	(9)	See (2) below
After-tax	$(15)	$29	$14
Total reclassifications for the period, after-tax	$320	$727	$411

1.	"Net sales" and "Sundry income (expense) - net."

2.	"Provision for income taxes."

3.	"Sundry income (expense) - net."

4.
These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost of the Company's pension and other postretirement plans. See Note 19 for additional information. In the year ended December 31, 2016, $360 million was included in “Sundry income (expense) - net” (zero impact to "Provision for income taxes") related to the DCC transaction. See Note 4 for additional information.

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

The following table summarizes the activity for equity attributable to noncontrolling interests for the years ended December 31, 2017, 2016 and 2015:

Noncontrolling Interests
In millions	2017	2016	2015
Balance at Jan 1	$1,242	$809	$931
Net income attributable to noncontrolling interests	129	86	98
Distributions to noncontrolling interests [1]	(109)	(123)	(76)
Capital contributions [2]	—	—	38
Purchases of noncontrolling interests [3]	—	—	(42)
Transfers of redeemable noncontrolling interest [4]	—	—	(108)
Acquisition of noncontrolling interests [5]	—	473	—
Deconsolidation of noncontrolling interests [6]	(119)	—	—
Cumulative translation adjustments	41	(4)	(34)
Other	2	1	2
Balance at Dec 31	$1,186	$1,242	$809

1.
Distributions to noncontrolling interests is net of $20 million in 2017 ($53 million in 2016 and $36 million in 2015) in dividends paid to a joint venture, which were reclassified to "Equity in earnings of nonconsolidated affiliates" in the consolidated statements of income.

2.	Includes non-cash capital contributions of $21 million in 2015.

3.
The 2016 value excludes a $202 million cash payment as the noncontrolling interest was classified as "Accrued and other current liabilities" in the consolidated balance sheets. The 2015 value excludes a $133 million cash payment for the purchase of a Redeemable Noncontrolling Interest. See Notes 7 and 23 for additional information.

4.	See Notes 7 and 23 for additional information.

5.	Assumed in the DCC Transaction. See Note 4 for additional information.

6.	On June 30, 2017, the Company sold its ownership interest in the SKC Haas Display Films group of companies. See Note 13 for additional information.

NOTE 19 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
Dow and DuPont did not merge their defined benefit pension plans and other postretirement benefit plans as a result of the Merger. See Note 3 for additional information on the Merger.

Defined Benefit Pension Plans
The Company has both funded and unfunded defined benefit pension plans that cover employees in the United States and a number of other countries. The U.S. qualified plan covering the parent company is the largest plan. Benefits for employees hired before January 1, 2008, are based on length of service and the employee’s three highest consecutive years of compensation. Employees hired after January 1, 2008, earn benefits that are based on a set percentage of annual pay, plus interest.

The Company's funding policy is to contribute to the plans when pension laws and/or economics either require or encourage funding. In 2017, the Company contributed $1,676 million to its pension plans, including contributions to fund benefit payments for its non-qualified pension plans. The Company expects to contribute approximately $500 million to its pension plans in 2018.

The provisions of a U.S. non-qualified pension plan require the payment of plan obligations to certain participants upon a change in control of the Company, which occurred at the time of the Merger. Certain participants could elect to receive a lump-sum payment or direct the Company to purchase an annuity on their behalf using the after-tax proceeds of the lump sum. In the fourth quarter of 2017, the Company paid $940 million to plan participants and $230 million to an insurance company for the purchase of annuities, which were included in "Pension contributions" in the consolidated statements of cash flows. The Company also paid $205 million for income and payroll taxes for participants electing the annuity option, of which $201 million was included in "Cost of sales" and $4 million was included in "Selling, general and administrative expenses" in the consolidated statements of income. The Company recorded a settlement charge of $687 million associated with the payout in the fourth quarter of 2017, which was included in "Cost of sales" in the consolidated statements of income.

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs for all plans are summarized in the table below:

Weighted-Average Assumptions for All Pension Plans	Benefit Obligations at Dec 31		Net Periodic Costs for the Year Ended
	2017	2016	2017	2016	2015
Discount rate	3.17%	3.52%	3.52%	3.85%	3.60%
Rate of compensation increase	3.88%	3.90%	3.90%	4.04%	4.13%
Expected return on plan assets	—	—	7.16%	7.22%	7.35%

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs for U.S. plans are summarized in the table below:

Weighted-Average Assumptions for U.S. Pension Plans	Benefit Obligations at Dec 31		Net Periodic Costs for the Year Ended
	2017	2016	2017	2016	2015
Discount rate	3.66%	4.11%	4.11%	4.40%	4.04%
Rate of compensation increase	4.25%	4.25%	4.25%	4.50%	4.50%
Expected return on plan assets	—	—	7.91%	7.77%	7.85%

Other Postretirement Benefit Plans
The Company provides certain health care and life insurance benefits to retired employees and survivors. The Company’s plans outside of the United States are not significant; therefore, this discussion relates to the U.S. plans only. The plans provide health care benefits, including hospital, physicians’ services, drug and major medical expense coverage, and life insurance benefits. In general, for employees hired before January 1, 1993, the plans provide benefits supplemental to Medicare when retirees are eligible for these benefits. The Company and the retiree share the cost of these benefits, with the Company portion increasing as the retiree has increased years of credited service, although there is a cap on the Company portion. The Company has the ability to change these benefits at any time. Employees hired after January 1, 2008, are not covered under the plans.

The Company funds most of the cost of these health care and life insurance benefits as incurred. In 2017, Dow did not make any contributions to its other postretirement benefit plan trusts. The trusts did not hold assets at December 31, 2017. The Company does not expect to contribute assets to its other postretirement benefit plan trusts in 2018.

The weighted-average assumptions used to determine other postretirement benefit obligations and net periodic benefit costs for the U.S. plans are provided below:

Weighted-Average Assumptions for U.S. Other Postretirement Benefits Plans	Benefit Obligations at Dec 31		Net Periodic Costs for the Year Ended
	2017	2016	2017	2016	2015
Discount rate	3.51%	3.83%	3.83%	3.96%	3.68%
Health care cost trend rate assumed for next year	6.75%	7.00%	7.00%	7.25%	7.06%
Rate to which the cost trend rate is assumed to decline (the ultimate health care cost trend rate)	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate health care cost trend rate	2025	2025	2025	2025	2020

Assumed health care cost trend rates have a modest effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have an immaterial impact on service and interest cost and the postretirement benefit obligation.

Assumptions
The Company determines the expected long-term rate of return on plan assets by performing a detailed analysis of key economic and market factors driving historical returns for each asset class and formulating a projected return based on factors in the current environment. Factors considered include, but are not limited to, inflation, real economic growth, interest rate yield, interest rate spreads and other valuation measures and market metrics. The expected long-term rate of return for each asset class is then weighted based on the strategic asset allocation approved by the governing body for each plan. The Company’s historical experience with the pension fund asset performance is also considered.

Effective January 1, 2016, the Company adopted the spot rate approach to determine the discount rate utilized to measure the service cost and interest cost components of net periodic pension and other postretirement benefit costs for the U.S. and other selected countries. Under the spot rate approach, the Company calculates service costs and interest costs by applying individual spot rates from the Willis Towers Watson RATE:Link yield curve (based on high-quality corporate bond yields) for each selected country to the separate expected cash flow components of service cost and interest cost. Service cost and interest cost for all other plans are determined on the basis of the single equivalent discount rates derived in determining those plan obligations. The Company changed to the new method to provide a more precise measure of interest and service costs for certain plans by improving the correlation between projected benefit cash flows and the discrete spot yield curves. The Company accounted for this change as a change in accounting estimate and it was applied prospectively starting in 2016.

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

The Company utilizes the Society of Actuaries’ mortality tables released in 2014 and a modified version of the generational mortality improvement scale released in 2014 for purposes of measuring the U.S. pension and other postretirement obligations, based on an evaluation of the mortality experience of the Company’s pension plans.

Summarized information on the Company's pension and other postretirement benefit plans is as follows:

Change in Projected Benefit Obligations, Plan Assets and Funded Status of All Significant Plans	Defined Benefit Pension Plans		Other Postretirement Benefits
In millions	2017	2016	2017	2016
Change in projected benefit obligations:
Benefit obligations at beginning of year	$30,280	$25,652	$1,835	$1,597
Service cost	506	463	14	13
Interest cost	883	846	54	52
Plan participants' contributions	14	19	—	—
Actuarial changes in assumptions and experience	1,804	1,967	(198)	13
Benefits paid	(1,440)	(1,324)	(151)	(154)
Plan amendments	14	—	—	—
Acquisitions/divestitures/other [1]	50	3,201	—	313
Effect of foreign exchange rates	932	(506)	13	1
Termination benefits/curtailment cost/settlements [2]	(1,192)	(38)	—	—
Benefit obligations at end of year	$31,851	$30,280	$1,567	$1,835

Change in plan assets:
Fair value of plan assets at beginning of year	$21,208	$18,774	$—	$—
Actual return on plan assets	2,500	1,437	—	—
Employer contributions	1,676	629	—	—
Plan participants' contributions	14	19	—	—
Benefits paid	(1,440)	(1,324)	—	—
Acquisitions/divestitures/other [3]	(15)	2,077	—	—
Effect of foreign exchange rates	646	(404)	—	—
Settlements [4]	(1,188)	—	—	—
Fair value of plan assets at end of year	$23,401	$21,208	$—	$—

Funded status:
U.S. plans with plan assets [5]	$(5,363)	$(5,122)	$—	$—
Non-U.S. plans with plan assets [5]	(2,333)	(2,474)	—	—
All other plans [5]	(754)	(1,476)	(1,567)	(1,835)
Funded status at end of year	$(8,450)	$(9,072)	$(1,567)	$(1,835)

Amounts recognized in the consolidated balance sheets at Dec 31:
Deferred charges and other assets	$548	$292	$—	$—
Accrued and other current liabilities	(48)	(74)	(125)	(158)
Pension and other postretirement benefits - noncurrent	(8,950)	(9,290)	(1,442)	(1,677)
Net amount recognized	$(8,450)	$(9,072)	$(1,567)	$(1,835)

Pretax amounts recognized in accumulated other comprehensive (income) loss at Dec 31:
Net loss (gain)	$10,899	$11,379	$(326)	$(133)
Prior service credit	(265)	(304)	—	—
Pretax balance in accumulated other comprehensive (income) loss at end of year	$10,634	$11,075	$(326)	$(133)

1.
The 2017 impact includes the reclassification of a China pension liability of $69 million from "Other noncurrent obligations" to "Pension and other postretirement benefits - noncurrent" and the divestiture of a Korean company with pension benefit obligations of $25 million. The 2016 impact includes pension benefit obligations of $3,252 million and other postretirement benefit obligations of $313 million assumed with the ownership restructure of Dow Corning. The 2016 impact also includes the transfer of benefit obligations of $53 million in the U.S. through the purchase of annuity contracts from an insurance company. See Note 4 for additional information.

2.
The 2017 impact includes the settlement of certain plan obligations for a U.S. non-qualified pension plan of $1,170 million required due to a change in control provision. The 2017 impact also includes the conversion of a Korean pension plan of $22 million to a defined contribution plan. The 2016 impact primarily relates to the curtailment of benefits for certain participants of a U.S. Dow Corning plan of $36 million.

3.
The 2017 impact relates to the divestiture of a Korean company. The 2016 impact includes plan assets assumed with the ownership restructure of Dow Corning of $2,327 million. The 2016 impact also includes the purchase of annuity contracts of $55 million in the U.S. associated with the transfer of benefit obligations to an insurance company and the transfer of plan assets associated with the Reverse Morris Trust transaction with Olin of $184 million. See Notes 4 and 7 for additional information.

4.
The 2017 impact includes payments made of $1,170 million to settle certain plan obligations of a U.S. non-qualified pension plan required due to a change in control provision. The 2017 impact also includes payments made of $18 million to convert a Korean pension plan to a defined contribution plan.

5.	Updated to conform with the current year presentation.

The accumulated benefit obligation for all pension plans was $30.4 billion and $28.8 billion at December 31, 2017 and 2016, respectively.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets at Dec 31	2017	2016
In millions
Projected benefit obligations	$28,508	$27,877
Accumulated benefit obligations	$27,248	$26,590
Fair value of plan assets	$19,515	$18,523

Pension Plans with Projected Benefit Obligations in Excess of Plan Assets at Dec 31	2017	2016
In millions
Projected benefit obligations	$28,576	$28,025
Accumulated benefit obligations	$27,307	$26,702
Fair value of plan assets	$19,578	$18,662

Net Periodic Benefit Costs for All Significant Plans for the Year Ended Dec 31	Defined Benefit Pension Plans			Other Postretirement Benefits
In millions	2017	2016	2015	2017	2016	2015
Net Periodic Benefit Costs:
Service cost	$506	$463	$484	$14	$13	$14
Interest cost	883	846	975	54	52	59
Expected return on plan assets	(1,548)	(1,447)	(1,382)	—	—	—
Amortization of prior service credit	(25)	(24)	(28)	—	(3)	(2)
Amortization of unrecognized (gain) loss	638	587	706	(6)	(7)	(11)
Curtailment/settlement/other [1]	683	(36)	—	—	—	—
Net periodic benefit costs	$1,137	$389	$755	$62	$55	$60
Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net (gain) loss	$845	$1,954	$(127)	$(199)	$14	$11
Prior service cost	14	—	63	—	—	—
Amortization of prior service credit	25	24	28	—	3	2
Amortization of unrecognized gain (loss)	(638)	(587)	(706)	6	7	11
Settlement loss [2]	(687)	—	—	—	—	—
Total recognized in other comprehensive (income) loss	$(441)	$1,391	$(742)	$(193)	$24	$24
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$696	$1,780	$13	$(131)	$79	$84

1.
The 2017 impact relates to the settlement of a U.S. non-qualified plan triggered by a change in control provision. The 2016 impact relates to the curtailment of benefits for certain participants of a Dow Corning plan in the U.S.

2.	The 2017 impact relates to the settlement of a U.S. non-qualified plan triggered by a change in control provision.

The estimated pretax net (gain) loss and prior service credit for defined benefit pension plans and other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2018 are summarized below:

Estimated Pretax Amortization of Net (Gain) Loss and Prior Service Credit for the Year Ended Dec 31	2018
In millions
Defined Benefit Pension Plans:
Net loss	$679
Prior service credit	$(25)
Other Postretirement Benefit Plans:
Net gain	$(24)

Estimated Future Benefit Payments
The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at Dec 31, 2017	Defined Benefit Pension Plans	Other Postretirement Benefits
In millions
2018	$1,471	$126
2019	1,502	117
2020	1,533	118
2021	1,571	117
2022	1,612	115
2023-2027	8,517	527
Total	$16,206	$1,120

Plan Assets
Plan assets consist primarily of equity and fixed income securities of U.S. and foreign issuers, and include alternative investments such as real estate, private equity and absolute return strategies. At December 31, 2017, plan assets totaled $23.4 billion and included no directly held common stock of DowDuPont. At December 31, 2016, plan assets totaled $21.2 billion and included no directly held common stock of Dow.

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

The Northern Trust Collective Government Short Term Investment money market fund is utilized as the sweep vehicle for the U.S. plans, which from time to time can represent a significant investment. For one U.S. plan, approximately 35 percent of the liability is covered by a participating group annuity issued by Prudential Insurance Company.

The weighted-average target allocation for plan assets of the Company's pension plans is summarized as follows:

Target Allocation for Plan Assets at Dec 31, 2017	Target Allocation
Asset Category
Equity securities	36%
Fixed income securities	35
Alternative investments	28
Other investments	1
Total	100%

Fair value calculations may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

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

The following table summarizes the bases used to measure the Company’s pension plan assets at fair value for the years ended December 31, 2017 and 2016:

Basis of Fair Value Measurements	Dec 31, 2017				Dec 31, 2016 [1]
In millions	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$772	$671	$101	$—	$879	$867	$12	$—
Equity securities:
U.S. equity securities [2]	$3,755	$3,416	$339	$—	$3,645	$3,208	$436	$1
Non - U.S. equity securities	5,551	4,533	978	40	4,288	3,564	692	32
Total equity securities	$9,306	$7,949	$1,317	$40	$7,933	$6,772	$1,128	$33
Fixed income securities:
Debt - government-issued	$4,596	$158	$4,437	$1	$3,970	$136	$3,834	$—
Debt - corporate-issued	3,300	351	2,935	14	3,187	306	2,866	15
Debt - asset-backed	101	—	100	1	97	—	95	2
Total fixed income securities	$7,997	$509	$7,472	$16	$7,254	$442	$6,795	$17
Alternative investments:
Hedge funds	$1,593	$—	$663	$930	$1,670	$92	$631	$947
Private market securities	1,390	—	—	1,390	1,128	—	—	1,128
Real estate	2,221	21	—	2,200	2,087	21	24	2,042
Derivatives - asset position	261	2	259	—	367	2	365	—
Derivatives - liability position	(305)	(2)	(303)	—	(374)	(2)	(372)	—
Total alternative investments	$5,160	$21	$619	$4,520	$4,878	$113	$648	$4,117
Other investments	$275	$37	$236	$2	$351	$30	$226	$95
Subtotal	$23,510	$9,187	$9,745	$4,578	$21,295	$8,224	$8,809	$4,262
Items to reconcile to fair value of plan assets:
Pension trust receivables [3]	$27				$38
Pension trust payables [4]	(136)				(125)
Total	$23,401				$21,208

1.
As a result of the Merger, certain asset categories and classifications of prior period amounts were revised to improve comparability with the presentation of DowDuPont, including reclassifying cash and cash equivalents of $794 million, equity securities of $1,646 million, fixed income securities of $442 million, alternative investments of $92 million and other investments of $30 million from Level 2 to Level 1. Further, pension trust receivables and pension trust payables previously presented as Level 2 investments are now separately presented.

2.	No DowDuPont common stock was directly held at December 31, 2017. No Dow common stock was directly held at December 31, 2016.

3.	Primarily receivables for investment securities sold.

4.	Primarily payables for investment securities purchased.

The following table summarizes the changes in the fair value of Level 3 pension plan assets for the years ended December 31, 2017 and 2016:

Fair Value Measurement of Level 3 Pension Plan Assets [1]	Equity Securities	Fixed Income Securities	Alternative Investments	Other Investments	Total
In millions
Balance at Jan 1, 2016	$28	$17	$3,797	$38	$3,880
Actual return on assets:
Relating to assets sold during 2016	—	2	163	(7)	158
Relating to assets held at Dec 31, 2016	7	(1)	(15)	11	2
Purchases, sales and settlements, net	—	(4)	172	53	221
Transfers out of Level 3, net	(2)	3	—	—	1
Balance at Dec 31, 2016	$33	$17	$4,117	$95	$4,262
Actual return on assets:
Relating to assets sold during 2017	(1)	—	163	6	168
Relating to assets held at Dec 31, 2017	5	1	77	(5)	78
Purchases, sales and settlements, net	3	(2)	163	(94)	70
Balance at Dec 31, 2017	$40	$16	$4,520	$2	$4,578

1.
As a result of the Merger, certain classifications of prior period amounts have been revised to improve comparability with the presentation of DowDuPont, including the reclassification of $1 million at December 31, 2016 of assets from equity securities to alternative investments and $481 million at December 31, 2016 ($276 million at January 1, 2016) of assets from fixed income securities to alternative investments.

Defined Contribution Plans
U.S. employees may participate in defined contribution plans (Employee Savings Plans or 401(k) plans) by contributing a portion of their compensation, which is partially matched by the Company. Defined contribution plans also cover employees in some subsidiaries in other countries, including Australia, Brazil, Canada, Italy, Spain and the United Kingdom. Expense recognized for all defined contribution plans was $367 million in 2017, $283 million in 2016 and $235 million in 2015.

NOTE 20 – STOCK-BASED COMPENSATION
The Company grants stock-based compensation to employees and non-employee directors in the form of stock incentive plans, which include stock options, deferred stock and restricted stock. The Company also provides stock-based compensation in the form of performance deferred stock and the Employee Stock Purchase Plan (“ESPP”), which grants eligible employees the right to purchase shares of the Company's common stock at a discounted price.

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

The total stock-based compensation expense included in the consolidated statements of income was $359 million, $261 million and $352 million in 2017, 2016 and 2015, respectively. The income tax benefits related to stock-based compensation arrangements were $133 million, $97 million and $129 million in 2017, 2016 and 2015, respectively.

Accounting for Stock-Based Compensation
The Company grants stock-based compensation awards that vest over a specified period or upon employees meeting certain performance and/or retirement eligibility criteria. The fair value of equity instruments issued to employees is measured on the grant date. The fair value of liability instruments issued to employees (specifically, performance deferred stock awards, which are granted to executive employees subject to stock ownership requirements, that provide the recipient the option to elect to receive a cash payment equal to the value of the stock award on the date of delivery) is measured at the end of each quarter. The fair value of equity and liability instruments is expensed over the vesting period or, in the case of retirement, from the grant date to the date on which retirement eligibility provisions have been met and additional service is no longer required. The Company estimates expected forfeitures.

The Company historically used a lattice-based option valuation model to estimate the fair value of stock options and used a Monte Carlo simulation for the market portion of performance deferred stock awards. The Company used the Black-Scholes option valuation model for subscriptions to purchase shares under the ESPP. The weighted-average assumptions used to calculate total stock-based compensation are included in the following table:

Weighted-Average Assumptions	2017	2016	2015
Dividend yield	3.01%	4.13%	3.54%
Expected volatility	23.71%	31.60%	27.84%
Risk-free interest rate	1.28%	1.12%	1.02%
Expected life of stock options granted during period (years)	7.5	7.8	7.7
Life of Employee Stock Purchase Plan (months)	3	4	6

The dividend yield assumption was equal to the dividend yield on the grant date, which reflected the most recent quarterly dividend payment of $0.46 per share in 2017 ($0.46 per share in 2016 and $0.42 per share in 2015). The expected volatility assumptions for stock options and ESPP were based on an equal weighting of the historical daily volatility for the term of the awards and current implied volatility from exchange-traded options. The expected volatility assumption for the market portion of the performance deferred stock awards was based on historical daily volatility for the term of the award. The risk-free interest rate was based on the weighted-average of U.S. Treasury strip rates over the contractual term of the options. The expected life of stock options granted was based on an analysis of historical exercise patterns.

Stock Incentive Plan
The Company has historically granted equity awards under various plans (the "Prior Plans"). On February 9, 2012, the Board authorized The Dow Chemical Company 2012 Stock Incentive Plan (the "2012 Plan"), which was approved by stockholders at the Company's annual meeting on May 10, 2012 ("Original Effective Date") and became effective on that date. On February 13, 2014, the Board adopted The Dow Chemical Company Amended and Restated 2012 Stock Incentive Plan (the "2012 Restated Plan"). The 2012 Restated Plan was approved by stockholders at the Company's annual meeting on May 15, 2014, and became effective on that date. The Prior Plans were superseded by the 2012 Plan and the 2012 Restated Plan (collectively, the "2012 Plan"). Under the 2012 Plan, the Company may grant options, deferred stock, performance deferred stock, restricted stock, stock appreciation rights and stock units to employees and non-employee directors until the tenth anniversary of the Original Effective Date, subject to an aggregate limit and annual individual limits. The terms of the grants are fixed at the grant date. Dow's stock-based compensation programs were assumed by DowDuPont and continue in place with the ability to grant and issue DowDuPont common stock. At December 31, 2017, there were approximately 29 million shares of DowDuPont common stock available for grant under the 2012 Plan.

Stock Options
The Company grants stock options to certain employees, subject to certain annual and individual limits, with terms of the grants fixed at the grant date. The exercise price of each stock option equals the market price of the common stock on the grant date. Options vest from one to three years, and have a maximum term of 10 years.

The following table summarizes stock option activity for 2017:

Stock Options	2017
Shares in thousands	Shares	Exercise Price [1]
Outstanding at Jan 1, 2017	34,770	$36.20
Granted	2,221	$61.19
Exercised	(10,194)	$36.02
Forfeited/Expired	(169)	$43.75
Outstanding at Dec 31, 2017	26,628	$38.30
Remaining contractual life in years		5.10
Aggregate intrinsic value in millions	$877
Exercisable at Dec 31, 2017	22,019	$35.16
Remaining contractual life in years		4.43
Aggregate intrinsic value in millions	$794
1. Weighted-average per share.

Additional Information about Stock Options
In millions, except per share amounts	2017	2016	2015
Weighted-average fair value per share of options granted	$14.44	$10.95	$11.61
Total compensation expense for stock option plans	$37	$32	$55
Related tax benefit	$14	$12	$20
Total amount of cash received from the exercise of options	$310	$312	$377
Total intrinsic value of options exercised [1]	$286	$153	$175
Related tax benefit	$106	$57	$65
1. Difference between the market price at exercise and the price paid by the employee to exercise the options.

Total unrecognized compensation cost related to unvested stock option awards of $15 million at December 31, 2017, is expected to be recognized over a weighted-average period of 1.65 years.

Deferred Stock
The Company grants deferred stock to certain employees. The grants vest after a designated period of time, generally one to three years. The following table shows changes in nonvested deferred stock, including the conversion of nonvested performance deferred stock awards into deferred stock awards as a result of the Merger:

Deferred Stock	2017
Shares in thousands	Shares	Grant Date Fair Value [1]
Nonvested at Jan 1, 2017	6,382	$47.49
Granted	1,709	$61.29
Vested	(2,804)	$47.60
Canceled	(112)	$50.14
Conversion of performance deferred stock awards at Conversion Date	8,171	$49.94
Nonvested at Dec 31, 2017	13,346	$50.71
1. Weighted-average per share.

Additional Information about Deferred Stock
In millions, except per share amounts	2017	2016	2015
Weighted-average fair value per share of deferred stock granted	$61.29	$46.25	$49.42
Total fair value of deferred stock vested	$179	$166	$162
Related tax benefit	$66	$61	$60
Total compensation expense for deferred stock awards	$178	$97	$110
Related tax benefit	$66	$36	$41

Total unrecognized compensation cost related to deferred stock awards of $165 million at December 31, 2017, is expected to be recognized over a weighted-average period of 1.64 years. At December 31, 2017, approximately 20,000 deferred shares with a grant date weighted-average fair value per share of $35.99 had previously vested, but were not issued. These shares are scheduled to be issued to employees within one to three years or upon retirement.

Total incremental pretax compensation expense resulting from the conversion of performance deferred stock awards into deferred stock awards was $25 million ($20 million was recognized in the second half of 2017 and $5 million to be recognized over the remaining service period). Approximately 5,000 employees were impacted by the conversion.

Performance Deferred Stock
The Company grants performance deferred stock to certain employees. The grants vest when the Company attains specified performance targets, such as return on capital and relative total shareholder return, over a predetermined period, generally one to three years. In November 2017, the Company granted performance deferred stock to senior leadership measured on the realization of cost savings in connection with cost synergy commitments, as well as the Company’s ability to complete the Intended Business Separations. Performance and payouts are determined independently for each metric. Compensation expense related to performance deferred stock awards is recognized over the lesser of the service or performance period. Changes in the fair value of liability instruments are recognized as compensation expense each quarter.

The following table shows the performance deferred stock awards granted:

Performance Deferred Stock Awards		Target Shares Granted [1]	Grant Date Fair Value [2]
Shares in thousands
Year	Performance Period
2017	Sep 1, 2017 – Aug 31, 2019	232	$71.16
2017 [3]	Jan 1, 2017 – Dec 31, 2019	1,728	$81.99
2016 [3]	Jan 1, 2016 – Dec 31, 2018	2,283	$52.68
2015 [3]	Jan 1, 2015 – Dec 31, 2017	2,258	$59.08
1. At the end of the performance period, the actual number of shares issued can range from zero to 200% of target shares granted.
2. Weighted-average per share.
3. Converted to deferred stock as a result of the Merger.

The following table shows changes in nonvested performance deferred stock, including the conversion of nonvested performance deferred stock awards into deferred stock awards as a result of the Merger:

Performance Deferred Stock	2017
Shares in thousands	Target Shares Granted	Grant Date Fair Value [1]
Nonvested at Jan 1, 2017	4,454	$55.85
Granted	1,960	$80.71
Canceled	(131)	$58.91
Converted to deferred stock awards	(6,051)	$63.24
Nonvested at Dec 31, 2017	232	$71.16
1. Weighted-average per share.

Additional Information about Performance Deferred Stock
In millions, except share amounts	2017	2016	2015
Total fair value of performance deferred stock vested and delivered [1]	$202	$103	$37
Related tax benefit	$75	$38	$14
Total compensation expense for performance deferred stock awards	$106	$125	$172
Related tax benefit	$39	$46	$63
Shares of performance deferred stock settled in cash (in thousands) [2]	616	861	327
Total cash paid to settle performance deferred stock awards [3]	$38	$40	$16
1. Includes the fair value of shares vested in prior years and delivered in the reporting year.
2. Performance deferred stock awards vested in prior years and delivered in the reporting year.
3. Cash paid to certain executive employees for performance deferred stock awards vested in prior periods and delivered in the reporting year, equal to the value of the stock award on the date of delivery.

Total unrecognized compensation cost related to performance deferred stock awards of $15 million at December 31, 2017, is expected to be recognized over a weighted-average period of 1.66 years.

Restricted Stock
Under the 2012 Plan, the Company may grant shares (including options, stock appreciation rights, stock units and restricted stock) to non-employee directors over the 10-year duration of the program, subject to the plan's aggregate limit as well as annual individual limits. The restricted stock issued under this plan cannot be sold, assigned, pledged or otherwise transferred by the non-employee director, until retirement or termination of service to the Company. The following table shows the restricted stock issued under this plan:

Restricted Stock	Shares Issued (in thousands)	Weighted-Average Fair Value
Year
2017	33	$62.04
2016	32	$50.55
2015	32	$51.51

Employee Stock Purchase Plan
On February 9, 2012, the Board authorized The Dow Chemical Company 2012 Employee Stock Purchase Plan (the "2012 ESPP") which was approved by stockholders at the Company’s annual meeting on May 10, 2012. Under the 2017 annual offering, most employees were eligible to purchase shares of common stock of the Company valued at up to 10 percent of their annual base salary. The value is determined using the plan price multiplied by the number of shares subscribed to by the employee. The plan price of the stock is set at an amount equal to at least 85 percent of the fair market value (closing price) of the common stock on a date during the fourth quarter of the year prior to the offering, or the average fair market value (closing price) of the common stock over a period during the fourth quarter of the year prior to the offering, in each case, specified by the Executive Vice President of Human Resources. The most recent offering of the 2012 ESPP closed on July 15, 2017, and no current offerings remain outstanding.

Employee Stock Purchase Plan	2017
Shares in thousands	Shares	Exercise Price [1]
Outstanding and exercisable at Jan 1, 2017	—	$—
Granted	3,578	$50.22
Exercised	(3,560)	$50.22
Forfeited/Expired	(18)	$50.22
Outstanding and exercisable at Dec 31, 2017	—	$—
1. Weighted average price per share.

Additional Information about Employee Stock Purchase Plan
In millions, except per share amounts	2017	2016	2015
Weighted-average fair value per share of purchase rights granted	$10.70	$3.40	$4.62
Total compensation expense for ESPP	$38	$7	$15
Related tax benefit	$14	$3	$5
Total amount of cash received from the exercise of purchase rights	$179	$86	$131
Total intrinsic value of purchase rights exercised [1]	$48	$23	$25
Related tax benefit	$18	$9	$9
1. Difference between the market price at exercise and the price paid by the employee to exercise the purchase rights.

NOTE 21 – FINANCIAL INSTRUMENTS
The following table summarizes the fair value of financial instruments at December 31, 2017 and 2016:

Fair Value of Financial Instruments at Dec 31	2017				2016
	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
In millions
Marketable securities [1]	$4	$—	$—	$4	$—	$—	$—	$—
Other investments:
Debt securities:
Government debt [2]	$637	$13	$(11)	$639	$607	$13	$(12)	$608
Corporate bonds	704	32	(3)	733	623	27	(5)	645
Total debt securities	$1,341	$45	$(14)	$1,372	$1,230	$40	$(17)	$1,253
Equity securities	164	2	(26)	140	658	98	(50)	706
Total marketable securities and other investments	$1,509	$47	$(40)	$1,516	$1,888	$138	$(67)	$1,959
Long-term debt including debt due within one year [3]	$(20,517)	$6	$(2,104)	$(22,615)	$(21,091)	$129	$(1,845)	$(22,807)
Derivatives relating to:
Interest rates	$—	$—	$(4)	$(4)	$—	$—	$(5)	$(5)
Commodities [4]	$—	$130	$(256)	$(126)	$—	$56	$(213)	$(157)
Foreign currency	$—	$22	$(112)	$(90)	$—	$84	$(30)	$54

1.	Debt securities with maturities of less than one year at the time of acquisition.

2.	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

3.	Cost includes fair value adjustments of $19 million at December 31, 2017 and $18 million at December 31, 2016.

4.	Presented net of cash collateral.

Cost approximates fair value for all other financial instruments.

Investments
The Company’s investments in marketable securities are primarily classified as available-for-sale. The following table provides the investing results from available-for-sale securities for the years ended December 31, 2017, 2016 and 2015.

Investing Results
In millions	2017	2016	2015
Proceeds from sales of available-for-sale securities	$1,078	$535	$565
Gross realized gains	$120	$58	$96
Gross realized losses	$(10)	$(2)	$(14)

The following table summarizes the contractual maturities of the Company’s investments in debt securities:

Contractual Maturities of Debt Securities at Dec 31, 2017 [1]	Amortized Cost	Fair Value
In millions
Within one year	$7	$7
One to five years	370	378
Six to ten years	680	682
After ten years	284	305
Total	$1,341	$1,372
1. Includes marketable securities with maturities of less than one year.

At December 31, 2017, the Company had $1,771 million ($3,934 million at December 31, 2016) of held-to-maturity securities (primarily treasury bills and time deposits) classified as cash equivalents, as these securities had maturities of three months or less at the time of purchase. The Company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. At December 31, 2017, the Company had investments in money market funds of $509 million classified as cash equivalents ($239 million at December 31, 2016).

The following tables provide the fair value and gross unrealized losses of the Company’s investments that were deemed to be temporarily impaired at December 31, 2017 and 2016, aggregated by investment category:

Temporarily Impaired Securities at Dec 31, 2017	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
In millions
Government debt [1]	$295	$(4)	$151	$(7)	$446	$(11)
Corporate bonds	163	(2)	19	(1)	182	(3)
Equity securities	7	(2)	63	(24)	70	(26)
Total temporarily impaired securities	$465	$(8)	$233	$(32)	$698	$(40)

1.	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities' obligations.

Temporarily Impaired Securities at Dec 31, 2016	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
In millions
Government debt [1]	$351	$(12)	$—	$—	$351	$(12)
Corporate bonds	193	(4)	16	(1)	209	(5)
Equity securities	48	(6)	163	(44)	211	(50)
Total temporarily impaired securities	$592	$(22)	$179	$(45)	$771	$(67)

1.	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities' obligations.

The aggregate cost of the Company's cost method investments totaled $121 million at December 31, 2017 ($120 million at December 31, 2016). Due to the nature of these investments, either the cost basis approximates fair value or fair value is not readily determinable. These investments are reviewed quarterly for impairment indicators. In 2016, a write-down of $4 million was recorded as part of the 2016 restructuring charge. See Note 6 for additional information on the Company's restructuring activities. The Company's impairment analysis resulted in no reduction in the cost basis of these investments for the year ended December 31, 2017 (no reduction, other than the restructuring charge, for the year ended December 31, 2016).

Portfolio managers regularly review the Company’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of the impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred.

For debt securities, the credit rating of the issuer, current credit rating trends, the trends of the issuer’s overall sector, the ability of the issuer to pay expected cash flows and the length of time the security has been in a loss position are considered in determining whether unrealized losses represent an other-than-temporary impairment. The Company did not have any credit-related losses in 2017, 2016 or 2015.

For equity securities, the Company’s investments are primarily in Standard & Poor’s (“S&P”) 500 companies; however, the Company’s policies allow investments in companies outside of the S&P 500. The largest holdings are Exchange Traded Funds that represent the S&P 500 index or an S&P 500 sector or subset; the Company also has holdings in Exchange Traded Funds that represent emerging markets. The Company considers the evidence to support the recovery of the cost basis of a security including volatility of the stock, the length of time the security has been in a loss position, value and growth expectations, and overall market and sector fundamentals, as well as technical analysis, in determining whether unrealized losses represent an other-than-temporary impairment. In 2017 and 2016, there were no other-than-temporary impairment write-downs on investments still held by the Company.

Repurchase and Reverse Repurchase Agreement Transactions
The Company enters into repurchase and reverse repurchase agreements. These transactions are accounted for as collateralized borrowings and lending transactions bearing a specified rate of interest and are short-term in nature with original maturities of 30 days or less. The underlying collateral is typically treasury bills with longer maturities than the repurchase agreement. The impact of these transactions is not material to the Company’s results. There were no repurchase or reverse repurchase agreements outstanding at December 31, 2017 and 2016.

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

The Company’s risk management program for interest rate, foreign currency and commodity risks is based on fundamental, mathematical and technical models that take into account the implicit cost of hedging. Risks created by derivative instruments and the mark-to-market valuations of positions are strictly monitored at all times, using value-at-risk and stress tests. Counterparty credit risk arising from these contracts is not significant because the Company minimizes counterparty concentration, deals primarily with major financial institutions of solid credit quality, and the majority of its hedging transactions mature in less than three months. In addition, the Company minimizes concentrations of credit risk through its global orientation by transacting with large, internationally diversified financial counterparties. It is the Company’s policy to not have credit risk-related contingent features in its derivative instruments. No significant concentration of counterparty credit risk existed at December 31, 2017. The Company does not anticipate losses from credit risk, and the net cash requirements arising from counterparty risk associated with risk management activities are not expected to be material in 2018.

The Company revises its strategies as market conditions dictate and management reviews its overall financial strategies and the impacts from using derivatives in its risk management program with the Company’s senior leadership who also reviews these strategies with the DowDuPont Board of Directors and/or relevant committees thereof.

The notional amounts of the Company's derivative instruments at December 31, 2017 and 2016, were as follows:

Notional Amounts	Dec 31, 2017	Dec 31, 2016
In millions
Derivatives designated as hedging instruments:
Interest rate swaps	$185	$245
Foreign currency contracts	$8,414	$4,053
Derivatives not designated as hedging instruments:
Foreign currency contracts	$14,231	$12,388

The notional amounts of the Company's commodity derivatives at December 31, 2017 and 2016, were as follows:

Commodity Gross Aggregate Notionals	Dec 31, 2017	Dec 31, 2016	Notional Volume Unit

Derivatives designated as hedging instruments:
Corn	2.8	0.4	million bushels
Crude Oil	4.2	0.6	million barrels
Ethane	10.4	3.6	million barrels
Natural Gas	363.3	78.6	million British thermal units
Propane	8.9	1.5	million barrels
Soybeans	1.1	—	million bushels
Derivatives not designated as hedging instruments:
Ethane	1.9	2.6	million barrels
Gasoline	0	30	kilotons
Naptha Price Spread	60	50	kilotons
Normal Butane	0.2	—	million barrels
Propane	1.8	2.7	million barrels

Interest Rate Risk Management
The Company enters into various interest rate contracts with the objective of lowering funding costs or altering interest rate exposures related to fixed and variable rate obligations. In these contracts, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. At December 31, 2017, the Company had open interest rate swaps with maturity dates that extend to 2021.

Foreign Currency Risk Management
The Company’s global operations require active participation in foreign exchange markets. The Company enters into foreign currency contracts to hedge various currency exposures or create desired exposures. Exposures primarily relate to assets, liabilities and bonds denominated in foreign currencies, as well as economic exposure, which is derived from the risk that currency fluctuations could affect the dollar value of future cash flows related to operating activities. The primary business objective of the activity is to optimize the U.S. dollar value of the Company’s assets, liabilities and future cash flows with respect to exchange rate fluctuations. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. At December 31, 2017, the Company had foreign currency contracts with various expiration dates, through the fourth quarter of 2019.

Commodity Risk Management
The Company has exposure to the prices of commodities in its procurement of certain raw materials. The primary purpose of commodity hedging activities is to manage the price volatility associated with these forecasted inventory purchases. At December 31, 2017, the Company had futures contracts, options and swaps to buy, sell or exchange commodities. These agreements had various expiration dates through the fourth quarter of 2022.

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
For derivatives that are designated and qualify as cash flow hedging instruments, the effective portion of the gain or loss on the derivative is recorded in AOCL; it is reclassified to income in the same period or periods that the hedged transaction affects income. The unrealized amounts in AOCL fluctuate based on changes in the fair value of open contracts at the end of each reporting period. The Company anticipates volatility in AOCL and net income from its cash flow hedges. The amount of volatility varies with the level of derivative activities and market conditions during any period. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current period income.

The Company had open interest rate derivatives designated as cash flow hedges at December 31, 2017, with a net loss of $3 million after tax (net loss of $4 million after tax at December 31, 2016).

The Company had open foreign currency contracts designated as cash flow hedges of the currency risk associated with forecasted feedstock transactions not extending beyond 2019. The effective portion of the mark-to-market effects of the foreign currency contracts is recorded in AOCL; it is reclassified to income in the same period or periods that the underlying feedstock purchase affects income. The net loss from the foreign currency hedges included in AOCL at December 31, 2017 was $19 million after tax (net gain of $22 million after tax at December 31, 2016). In 2017, 2016 and 2015, there was no material impact on the consolidated financial statements due to foreign currency hedge ineffectiveness.

Commodity swaps, futures and option contracts with maturities of not more than 60 months are utilized and designated as cash flow hedges of forecasted commodity purchases. Current open contracts hedge forecasted transactions until December 2022. The effective portion of the mark-to-market effect of the cash flow hedge instrument is recorded in AOCL; it is reclassified to income in the same period or periods that the underlying commodity purchase affects income. The net loss from commodity hedges included in AOCL at December 31, 2017 was $73 million after tax ($99 million after tax loss at December 31, 2016). In 2017, 2016 and 2015, there was no material impact on the consolidated financial statements due to commodity hedge ineffectiveness.

Fair Value Hedges
For interest rate swap instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current period income and reflected as “Interest expense and amortization of debt discount” in the consolidated statements of income. The short-cut method is used when the criteria are met. In 2017, the Company entered into and subsequently terminated interest rate swaps designated as fair value hedges of underlying fixed rate debt obligations with maturity dates extending through 2024. The fair value adjustment resulting from these swaps was a loss on the derivative of $2 million. At December 31, 2017 and 2016, the Company had no open interest rate swaps designated as fair value hedges of underlying fixed rate debt obligations.

Net Foreign Investment Hedges
For derivative instruments that are designated and qualify as net foreign investment hedges, the effective portion of the gain or loss on the derivative is included in “Cumulative Translation Adjustments” in AOCL. The Company had outstanding foreign-currency denominated debt designated as a hedge of net foreign investment of $177 million at December 31, 2017 ($172 million at December 31, 2016). The results of hedges of the Company’s net investment in foreign operations included in “Cumulative Translation Adjustments” in AOCL was a net loss of $76 million after tax for the year ended December 31, 2017 (net gain of $1 million after tax for the year ended December 31, 2016). In 2017, 2016 and 2015 there was no material impact on the consolidated financial statements due to hedge ineffectiveness.

The net after-tax amounts to be reclassified from AOCL to income within the next 12 months are a $17 million loss for commodity contracts, a $19 million loss for foreign currency contracts and a $2 million loss for interest rate contracts.

The following tables provide the fair value and gross balance sheet classification of derivative instruments at December 31, 2017 and 2016:

Fair Value of Derivative Instruments		Dec 31, 2017
In millions	Balance Sheet Classification	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheets
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$51	$(46)	$5
Commodity contracts	Other current assets	20	(4)	16
Commodity contracts	Deferred charges and other assets	70	(5)	65
Total		$141	$(55)	$86
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$75	$(58)	$17
Commodity contracts	Other current assets	50	(5)	45
Commodity contracts	Deferred charges and other assets	7	(3)	4
Total		$132	$(66)	$66
Total asset derivatives		$273	$(121)	$152

Liability derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Other noncurrent obligations	$4	$—	$4
Foreign currency contracts	Accrued and other current liabilities	109	(46)	63
Commodity contracts	Accrued and other current liabilities	96	(15)	81
Commodity contracts	Other noncurrent obligations	143	(12)	131
Total		$352	$(73)	$279
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$107	$(58)	$49
Commodity contracts	Accrued and other current liabilities	45	(6)	39
Commodity contracts	Other noncurrent obligations	8	(3)	5
Total		$160	$(67)	$93
Total liability derivatives		$512	$(140)	$372

1.
Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between Dow and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

Fair Value of Derivative Instruments		Dec 31, 2016
In millions	Balance Sheet Classification [1]	Gross	Counterparty and Cash Collateral Netting [2]	Net Amounts Included in the Consolidated Balance Sheets
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$90	$(47)	$43
Commodity contracts	Other current assets	42	(14)	28
Commodity contracts	Deferred charges and other assets	10	(3)	7
Total		$142	$(64)	$78
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$103	$(62)	$41
Commodity contracts	Other current assets	13	(2)	11
Commodity contracts	Deferred charges and other assets	12	(2)	10
Total		$128	$(66)	$62
Total asset derivatives		$270	$(130)	$140

Liability derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued and other current liabilities	$3	$—	$3
Interest rate swaps	Other noncurrent obligations	2	—	2
Foreign currency contracts	Accrued and other current liabilities	55	(47)	8
Commodity contracts	Accrued and other current liabilities	32	(14)	18
Commodity contracts	Other noncurrent obligations	196	(3)	193
Total		$288	$(64)	$224
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$84	$(62)	$22
Commodity contracts	Accrued and other current liabilities	4	(2)	2
Commodity contracts	Other noncurrent obligations	2	(2)	—
Total		$90	$(66)	$24
Total liability derivatives		$378	$(130)	$248
1. Updated to conform with the current year presentation.

2.
Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between Dow and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding liabilities. The Company posted cash collateral of $21 million at December 31, 2017 (less than $1 million of cash collateral at December 31, 2016).

Effect of Derivative Instruments	Amount of gain (loss) recognized in OCI [1] (Effective portion)			Amount of gain (loss) recognized in income [2,3]
In millions	2017	2016	2015	2017	2016	2015	Income Statement Classification
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$—	$—	$—	$(2)	$—	$—	Interest expense and amortization of debt discount
Cash flow hedges:
Interest rate swaps	2	2	2	4	6	9	Interest expense and amortization of debt discount
Foreign currency contracts	(30)	8	123	7	(5)	68	Cost of sales
Foreign currency contracts	(5)	25	—	(17)	(13)	—	Sundry income (expense) - net
Commodity contracts	35	55	(247)	7	(28)	(91)	Cost of sales
Net investment hedges:
Foreign currency contracts	(73)	5	—	—	—	—
Total derivatives designated as hedging instruments	$(71)	$95	$(122)	$(1)	$(40)	$(14)
Derivatives not designated as hedging instruments:
Foreign currency contracts	$—	$—	$—	$(289)	$(180)	$(318)	Sundry income (expense) - net
Commodity contracts	—	—	—	(9)	6	4	Cost of sales
Total derivatives not designated as hedging instruments	$—	$—	$—	$(298)	$(174)	$(314)
Total derivatives	$(71)	$95	$(122)	$(299)	$(214)	$(328)

1.	OCI is defined as other comprehensive income (loss).
2. For cash flow hedges, this represents the effective portion of the gain (loss) reclassified from AOCL into income during the period. For the years ended December 31, 2017, 2016 and 2015, there was no material ineffectiveness with regard to the Company's cash flow hedges.
3. Pretax amounts.

NOTE 22 – FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis	Dec 31, 2017				Dec 31, 2016
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets at fair value:
Cash equivalents [1]	$—	$2,280	$—	$2,280	$—	$4,173	$—	$4,173
Marketable securities	—	4	—	4	—	—	—	—
Interests in trade accounts receivable conduits [2]	—	—	677	677	—	—	1,237	1,237
Equity securities [3]	88	52	—	140	619	87	—	706
Debt securities: [3]
Government debt [4]	—	639	—	639	—	608	—	608
Corporate bonds	—	733	—	733	—	645	—	645
Derivatives relating to: [5]
Commodities	47	100	—	147	48	29	—	77
Foreign currency	—	126	—	126	—	193	—	193
Total assets at fair value	$135	$3,934	$677	$4,746	$667	$5,735	$1,237	$7,639
Liabilities at fair value:
Long-term debt [6]	$—	$22,615	$—	$22,615	$—	$22,807	$—	$22,807
Derivatives relating to: [5]
Interest rates	—	4	—	4	—	5	—	5
Commodities	31	261	—	292	20	214	—	234
Foreign currency	—	216	—	216	—	139	—	139
Total liabilities at fair value	$31	$23,096	$—	$23,127	$20	$23,165	$—	$23,185

1.	Treasury bills, time deposits, and money market funds included in "Cash and cash equivalents" in the consolidated balance sheets and held at amortized cost, which approximates fair value.
2. Included in "Accounts and notes receivable – Other" in the consolidated balance sheets. See Note 14 for additional information on transfers of financial assets.
3. The Company’s investments in equity and debt securities are primarily classified as available-for-sale and are included in “Other investments” in the consolidated balance sheets.
4. U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.
5. See Note 21 for the classification of derivatives in the consolidated balance sheets.
6. See Note 21 for information on fair value measurements of long-term debt.
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
For all other assets and liabilities for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models. See Note 21 for further information on the types of instruments used by the Company for risk management.
There were no transfers between Levels 1 and 2 in the years ended December 31, 2017 and 2016.

For assets classified as Level 3 measurements, the fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity. The fair value of the Company’s interests held in trade receivable conduits is determined by calculating the expected amount of cash to be received using the key input of anticipated credit losses in the portfolio of receivables sold that have not yet been collected. Given the short-term nature of the underlying receivables, discount rate and prepayments are not factors in determining the fair value of the interests. See Note 14 for further information on assets classified as Level 3 measurements.
The following table summarizes the changes in fair value measurements using Level 3 inputs for the years ended December 31, 2017 and 2016:

Fair Value Measurements Using Level 3 Inputs for Interests Held in Trade Receivable Conduits [1]	2017	2016
In millions
Balance at Jan 1	$1,237	$943
Loss included in earnings [2]	(8)	(1)
Purchases	1,717	1,552
Settlements	(2,269)	(1,257)
Balance at Dec 31	$677	$1,237

1.	Included in "Accounts and notes receivable – Other" in the consolidated balance sheets.

2.	Included in "Selling, general and administrative expenses" in the consolidated statements of income.

Fair Value Measurements on a Nonrecurring Basis
The following table summarizes the bases used to measure certain assets at fair value on a nonrecurring basis in the consolidated balance sheets in 2017, 2016 and 2015:

Basis of Fair Value Measurements on a Nonrecurring Basis at Dec 31	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Unobservable Inputs (Level 3)	Total Losses
In millions
2017
Assets at fair value:
Long-lived assets, intangible assets, other assets and equity method investments	$—	$61	$(1,226)
Goodwill	$—	$—	$(1,491)
2016
Assets at fair value:
Long-lived assets, other assets and equity method investments	$46	$—	$(296)
2015
Assets at fair value:
Long-lived assets, equity method investments, investments and other assets	$—	$24	$(313)

2017 Fair Value Measurements on a Nonrecurring Basis
As part of the Synergy Program, the Company has or will shut down a number of manufacturing, R&D and corporate facilities around the world. The manufacturing facilities and related assets (including intangible assets), corporate facilities and data centers associated with this plan were written down to zero in the fourth quarter of 2017. The impairment charges related to the Synergy Program, totaling $287 million, were included in "Restructuring, goodwill impairment and asset related charges - net" in the consolidated statements of income. See Note 6 for additional information on the Company's restructuring activities.

In the fourth quarter of 2017, the Company recognized a $622 million pretax impairment charge related to a biopolymers manufacturing facility in Santa Vitoria, Minas Gerais, Brazil. The Company determined it will not pursue an expansion of the facility’s ethanol mill into downstream derivative products, primarily as a result of cheaper ethane-based production as well as the Company’s new assets coming online in the U.S. Gulf Coast which can be used to meet growing market demands in Brazil. As a result of this decision, cash flow analysis indicated the carrying amount of the impacted assets was not recoverable and the assets were written down to zero in the fourth quarter of 2017. The impairment charge was included in “Restructuring, goodwill impairment and asset related charges - net” in the consolidated statements of income. See Notes 6 and 23 for additional information.

The Company also recognized other pretax impairment charges of $317 million in the fourth quarter of 2017, including charges related to manufacturing assets of $230 million, an equity method investment of $81 million and other assets of $6 million. The assets, classified as Level 3 measurements, were valued at $61 million using unobservable inputs, including assumptions a market participant would use to measure the fair value of the group of assets, which included projected cash flows. The impairment charges were included in "Restructuring, goodwill impairment and asset related charges - net" in the consolidated statements of income. See Notes 6 and 23 for additional information.

In the fourth quarter of 2017, the Company performed its annual goodwill impairment testing utilizing a discounted cash flow methodology as its valuation technique. As a result, the Company determined the fair value of the Coatings & Performance Monomers reporting unit was lower than its carrying amount and recorded an impairment charge of $1,491 million, included in “Restructuring, goodwill impairment and asset related charges - net” in the consolidated statements of income. See Note 13 for additional information on the impairment charge.

2016 Fair Value Measurements on a Nonrecurring Basis
As part of the 2016 restructuring plan, the Company has or will shut down a number of manufacturing and corporate facilities. The manufacturing facilities and related assets, corporate facilities and data centers associated with this plan were written down to zero in the second quarter of 2016. The Company also rationalized its aircraft fleet in the second quarter of 2016. Certain aircraft, classified as a Level 3 measurement, were considered held for sale and written down to fair value, using unobservable inputs, including assumptions a market participant would use to measure the fair value of the aircraft. The aircraft were subsequently sold in the second half of 2016. The impairment charges related to the 2016 restructuring plan, totaling $153 million, were included in "Restructuring, goodwill impairment and asset related charges - net" in the consolidated statements of income. See Note 6 for additional information on the Company's restructuring activities.

The Company recognized an impairment charge of $143 million in the fourth quarter of 2016, related to its equity interest in AFSI. This investment, classified as a Level 1 measurement, was written down to $46 million using quoted prices in an active market. The impairment charge was included in “Restructuring, goodwill impairment and asset related charges - net" in the consolidated statements of income. See Notes 5, 6 and 12 for additional information.

2015 Fair Value Measurements on a Nonrecurring Basis
As part of the 2015 restructuring plan that was approved on April 29, 2015, the Company shut down a number of manufacturing facilities. The manufacturing assets and facilities associated with this plan, classified as Level 3 measurements, were written down to $7 million using unobservable inputs, including assumptions a market participant would use to measure the fair value of the group of assets. In addition, a change in the Company's strategy to monetize and exit certain Venture Capital portfolio investments resulted in the write-down of certain investments. These investments, also classified as Level 3 measurements, were valued at $17 million using unobservable inputs, including assumptions a market participant would use to measure the fair value of the investment. These impairment charges, totaling $169 million, were included in "Restructuring, goodwill impairment and asset related charges - net" in the consolidated statements of income.

As a result of the Company’s continued actions to optimize its footprint, the Company recognized an impairment charge of $144 million in the fourth quarter of 2015, related to manufacturing assets and facilities and an equity method investment. These assets, classified as Level 3 measurements, were written down to zero. The impairment charge was included in "Restructuring, goodwill impairment and asset related charges - net" in the consolidated statements of income.

NOTE 23 – VARIABLE INTEREST ENTITIES
Consolidated Variable Interest Entities ("VIEs")
The Company holds a variable interest in the following joint ventures or entities for which it is the primary beneficiary.

Asia Pacific joint ventures
The Company has variable interests in three joint ventures that own and operate manufacturing and logistics facilities, which produce chemicals and provide services in Asia Pacific. The Company's variable interests in these joint ventures relate to arrangements between the joint ventures and the Company, involving the majority of the output on take-or-pay terms with pricing ensuring a guaranteed return to the joint ventures.

Polishing materials joint venture
The Company has variable interests in a joint venture that manufactures products in Japan for the semiconductor industry. Each joint venture partner holds several equivalent variable interests, with the exception of a royalty agreement held exclusively between the joint venture and the Company. In addition, the entire output of the joint venture is sold to the Company for resale to third-party customers.

Ethylene storage joint venture
The Company has variable interests in a joint venture that provides ethylene storage in Alberta, Canada. The Company's variable interests relate to arrangements involving a majority of the joint venture's storage capacity on take-or-pay terms with pricing ensuring a guaranteed return to the joint venture; and favorably priced leases provided to the joint venture. The Company provides the joint venture with operation and maintenance services and utilities.

Ethanol production and cogeneration in Brazil
The Company held a variable interest in a joint venture located in Brazil that produces ethanol from sugarcane. In August 2015, the partner exercised an equity option which required Dow to purchase their equity interest. On March 31, 2016, the partner's equity investment transferred to the Company. On July 11, 2016, the Company paid $202 million to the former partner, which was classified as "Purchases of noncontrolling interests" in the consolidated statements of cash flows. This former joint venture is now 100 percent owned by the Company. The Company continues to hold variable interests in a related entity that owns a cogeneration facility. The Company's variable interests are the result of a tolling arrangement where it provides fuel to the entity and purchases a majority of the cogeneration facility’s output on terms that ensure a return to the entity’s equity holders.

Chlor-alkali manufacturing joint venture
The Company previously held an equity interest in a joint venture that owns and operates a membrane chlor-alkali manufacturing facility. The Company’s variable interests in this joint venture related to equity options between the partners and a cost-plus off-take arrangement between the joint venture and the Company, involving proportional purchase commitments on take-or-pay terms and ensuring a guaranteed return to the joint venture. In the second quarter of 2015, Mitsui (a 50 percent equity owner in this joint venture), provided notice of its intention to transfer its equity interest to Dow as part of the Transaction with Olin. On October 5, 2015, the Company purchased Mitsui's equity interest in the membrane chlor-alkali joint venture for $133 million, which resulted in a loss of $25 million included in "Sundry income (expense) - net" in the consolidated statements of income and included as a component of the pretax gain on the Transaction. See Note 7 for additional information on this Transaction.

U.S. Seed production joint venture
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

Assets and Liabilities of Consolidated VIEs
The Company's consolidated financial statements include the assets, liabilities and results of operations of VIEs for which the Company is the primary beneficiary. The other equity holders’ interests are reflected in "Net income attributable to noncontrolling interests" in the consolidated statements of income and "Noncontrolling interests" in the consolidated balance sheets.

The following table summarizes the carrying amounts of these entities’ assets and liabilities included in the Company’s consolidated balance sheets at December 31, 2017 and 2016:

Assets and Liabilities of Consolidated VIEs at Dec 31
In millions	2017	2016
Cash and cash equivalents	$107	$75
Other current assets	131	95
Net property	907	961
Other noncurrent assets	50	55
Total assets [1]	$1,195	$1,186
Current liabilities	$303	$286
Long-term debt	249	330
Other noncurrent obligations	41	47
Total liabilities [2]	$593	$663

1.	All assets were restricted at December 31, 2017 and December 31, 2016.

2.	All liabilities were nonrecourse at December 31, 2017 and December 31, 2016.

In addition, the Company holds a variable interest in an entity created to monetize accounts receivable of select European entities. The Company is the primary beneficiary of this entity as a result of holding subordinated notes while maintaining servicing responsibilities for the accounts receivable. The carrying amounts of assets and liabilities included in the Company’s consolidated balance sheets pertaining to this entity were current assets of $671 million (zero restricted) at December 31, 2017 ($477 million, zero restricted, at December 31, 2016) and current liabilities of less than $1 million (zero nonrecourse) at December 31, 2017 (less than $1 million, zero nonrecourse, at December 31, 2016).

Amounts presented in the consolidated balance sheets and the table above as restricted assets or nonrecourse obligations relating to consolidated VIEs at December 31, 2017 and 2016 are adjusted for intercompany eliminations and parental guarantees.

Nonconsolidated VIEs
The Company holds a variable interest in the following entities for which Dow is not the primary beneficiary.

Polysilicon joint venture
As a result of the DCC Transaction, the Company holds variable interests in Hemlock Semiconductor L.L.C. The variable interests relate to an equity interest held by the Company and arrangements between the Company and the joint venture to provide services. The Company is not the primary beneficiary, as it does not direct the activities that most significantly impact the economic performance of this entity; therefore, the entity is accounted for under the equity method of accounting. At December 31, 2017, the Company had a negative investment basis of $752 million in this joint venture (negative $902 million at December 31, 2016), classified as "Other noncurrent obligations" in the consolidated balance sheets. The Company's maximum exposure to loss was zero at December 31, 2017 (zero at December 31, 2016). See Note 12 for additional information on this joint venture.

Silicon joint ventures
Also as a result of the DCC Transaction, the Company holds minority voting interests in certain joint ventures that produce silicon inputs for the Company. These joint ventures operate under supply agreements that sell inventory to the equity owners using pricing mechanisms that guarantee a return, therefore shielding the joint ventures from the obligation to absorb expected losses. As a result of the pricing mechanisms of these agreements, these entities are determined to be VIEs. The Company is not the primary beneficiary, as it does not hold the power to direct the activities that most significantly impact the economic performance of these entities; therefore, the entities are accounted for under the equity method of accounting. The Company's maximum exposure to loss as a result of its involvement with these variable interest entities is determined to be the carrying value of the investment in these entities. At December 31, 2017, the Company's investment in these joint ventures was $103 million ($96 million at December 31, 2016), classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets, representing the Company's maximum exposure to loss.

AFSI
The Company holds variable interests in AFSI, a company that produces and sells proprietary technologies for the horticultural market. The variable interests in AFSI relate to a sublease agreement between Dow and AFSI, and a tax receivable agreement that entitles Dow to additional consideration in the form of tax savings, which is contingent on the operations and earnings of AFSI. The Company is not the primary beneficiary, as Dow is a minority shareholder in AFSI and AFSI is governed by a board of directors, the composition of which is mandated by AFSI's corporate governance requirements that a majority of the directors be independent. The Company's investment in AFSI was $51 million at December 31, 2017 ($46 million at December 31, 2016), classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets. In the fourth quarter of 2016, as a result of a decline in the market value of AFSI, the Company recognized a $143 million pretax impairment charge related to its equity interest in AFSI (see Notes 12 and 22 for further information).

On April 4, 2017, the Company and AFSI revised certain agreements related to the divestiture of the AgroFresh business, including termination of an agreement related to a receivable for six million warrants, which was valued at $1 million at December 31, 2016. The Company also entered into an agreement to purchase up to 5,070,358 shares of AFSI's common stock, which represented approximately 10 percent of AFSI's common stock outstanding at signing of the agreement, subject to certain terms and conditions. At December 31, 2017, the Company had a receivable with AFSI related to the tax receivable agreement of $4 million ($12 million at December 31, 2016), classified as "Accounts and notes receivable - Other" in the consolidated balance sheets. The Company's maximum exposure to loss was $55 million at December 31, 2017 ($59 million at December 31, 2016).

Crude acrylic acid joint venture
The Company held a variable interest in a joint venture that manufactured crude acrylic acid in the United States and Germany on behalf of the Company and the other joint venture partner. The variable interest related to a cost-plus arrangement between the joint venture and each joint venture partner. The Company was not the primary beneficiary, as a majority of the joint venture’s output was committed to the other joint venture partner; therefore, the entity was accounted for under the equity method of accounting.

In the fourth quarter of 2017, the joint venture was dissolved by mutual agreement with return of the originally contributed assets to the partners. The carrying value of the Company's investment prior to the dissolution was $168 million, which was also determined to be fair value, therefore, no gain or loss was recognized as a result of the transaction. The fair value of assets recognized included $47 million of cash, $67 million of other assets and $48 million of goodwill (net of $6 million settlement of an affiliate's pre-existing obligation). At December 31, 2016, the Company’s investment in the joint venture was $171 million, classified as “Investment in nonconsolidated affiliates” in the consolidated balance sheets.

NOTE 24 – RELATED PARTY TRANSACTIONS
Effective with the Merger, Dow reports transactions with DowDuPont and DuPont and its affiliates as related party transactions.

The Company has committed to fund a portion of DowDuPont's share repurchases and dividends paid to common stockholders. Funding is accomplished through intercompany loans. On a quarterly basis, the Company's Board reviews and determines a dividend distribution to DowDuPont to settle the intercompany loans. The dividend distribution considers the level of the Company’s earnings and cash flows and the outstanding intercompany loan balances. In the fourth quarter of 2017, the Company declared and paid dividends to DowDuPont of $1,056 million. At December 31, 2017, the Company's outstanding intercompany loan balance was insignifcant. In addition, at December 31, 2017, Dow had a receivable with DowDuPont of $354 million, included in "Accounts and notes receivable - Other" in the consolidated balance sheets and related to a tax sharing agreement.

Transactions with DuPont and its affiliates in the period from September 1, 2017 through December 31, 2017, were not material to the consolidated financial statements.

NOTE 25 – BUSINESS AND GEOGRAPHIC REGIONS
Effective with the Merger, Dow’s business activities are components of its parent company’s business operations. Dow’s business activities, including the assessment of performance and allocation of resources, ultimately are reviewed and managed by DowDuPont. Information used by the chief operating decision maker of Dow relates to the Company in its entirety. Accordingly, there are no separate reportable business segments for the Company under ASC Topic 280 “Segment Reporting” and the Company’s business results are reported in this Form 10-K as a single operating segment. See Note 3 for additional information on the Merger.

Principal Product Groups
Dow combines science and technology knowledge to develop premier materials science solutions that are essential to human progress. Dow has one of the strongest and broadest toolkits in the industry, with robust technology, asset integration, scale and competitive capabilities that enable it to address complex global issues. Dow’s market-driven, industry-leading portfolio of advanced materials, industrial intermediates and plastics deliver a broad range of differentiated technology-based products and solutions to customers in approximately 175 countries in high-growth markets such as packaging, infrastructure and consumer care. The Company's more than 7,000 product families are manufactured at 178 sites in 35 countries across the globe. In 2017, Dow had annual sales of approximately $56 billion. The following is a description of the Company’s principal product groups:

Coatings & Performance Monomers Coatings & Performance Monomers leads innovation in technologies that help advance the performance of paints and coatings and also provides critical building blocks needed for the production of coatings, textiles and home and personal care products. Its water-based acrylic emulsion technology revolutionized the global paint industry. This product grouping offers innovative and sustainable product solutions to accelerate paint and coatings performance across diverse market segments, including architectural paints and coatings, as well as industrial coatings applications used in paper, leather, wood, metal packaging, traffic markings, maintenance and protective industries. Coatings & Performance Monomers is a worldwide supplier of plastics additives used in a large variety of applications ranging from packaging to consumer appliances and office equipment.

Construction Chemicals
Construction Chemicals combines its deep application know-how, materials science and formulation competence to offer manufacturers key building blocks for formulating efficient and differentiated building and construction materials. With a broad range of technologies - including cellulose ethers, redispersible latex powders, silicones and acrylic emulsions - Construction Chemicals is a leading supplier to customers around the world and addresses the specific requirements of the industry across many market segments and applications, from roofing to flooring, and gypsum-, cement-, concrete- or dispersion-based building materials. Construction Chemicals' chemistries are designed to help advance the performance, durability and aesthetics of buildings and infrastructure.

Consumer Solutions
Consumer Solutions collaborates closely with global and regional brand owners to deliver innovative solutions for creating new and unrivaled consumer benefits and experiences; provides standalone silicone and acrylic-based materials that are used in a wide range of applications including adhesion promoters, coupling agents, crosslinking agents, dispersing agents and surface modifiers; and uses innovative, versatile silicone-based technology to provide solutions and ingredients to customers in personal care, consumer goods, silicone elastomers and the pressure sensitive industry.

Crop Protection
Crop Protection serves the global production agriculture industry with crop protection products for field crops such as wheat, corn, soybean and rice, and specialty crops such as trees, fruits and vegetables. Principal crop protection products are weed control, disease control and insect control offerings for foliar or soil application or as a seed treatment.

Electronics & Imaging
Electronics & Imaging is a leading global supplier of differentiated materials and systems for a broad range of consumer electronics including mobile devices, television monitors, personal computers and electronics used in a variety of industries. Dow offers a broad portfolio of semiconductor and advanced packaging materials including chemical mechanical planarization ("CMP") pads and slurries, photoresists and advanced coatings for lithography, metallization solutions for back-end-of-line advanced chip packaging, and silicones for light emitting diode ("LED") packaging and semiconductor applications. This product line also includes innovative metallization processes for metal finishing, decorative, and industrial applications and cutting-edge materials for the manufacturing of rigid and flexible displays for liquid crystal displays and quantum dot applications.

Energy Solutions
Energy Solutions supplies smart, innovative and customized solutions to enhance productivity and efficiency in the oil, gas and mining markets. This product grouping is aligned with all markets of the oil and gas industry - including exploration, production (including enhanced oil recovery), refining, gas processing and gas transmission.

Hydrocarbons & Energy
Hydrocarbons & Energy is one of the largest global producers of ethylene, an internal feedstock; and a leading producer of propylene and aromatics products that are used to manufacture materials that consumers use every day. It also produces and procures the power used by the Company's manufacturing sites. Hydrocarbons & Energy leverages its global scale, operational discipline and feedstock flexibility to create a cost-advantaged foundation for the Company. In the U.S. & Canada, the increased supplies of natural gas and natural gas liquids (“NGLs”) remain a key cost-competitive advantage for the Company's ethane- and propane-based production. The Company's U.S. and European ethylene production facilities have the flexibility to use different feedstocks in response to price conditions.

Industrial Biosciences
Industrial Biosciences is an innovator that works with customers to improve the performance, productivity and sustainability of their products and processes through advanced microbial control technologies such as advanced diagnostics and biosensors, ozone delivery technology and biological microbial control.

Industrial Solutions
Industrial Solutions provides a broad portfolio of sustainable solutions that address world needs by enabling and improving the manufacture of consumer and industrial goods and services, including products and innovations that minimize friction and heat in mechanical processes, manage the oil and water interface, deliver active ingredients for maximum effectiveness, facilitate dissolvability, enable product identification and provide the foundational building blocks for the development of chemical technologies. Industrial Solutions supports manufacturers associated with a large variety of end-markets, notably better crop protection offerings in agriculture, coatings, detergents and cleaners, solvents for electronics processing, inks and textiles. Dow is also the world’s largest producer of purified ethylene oxide.

Nutrition & Health
Nutrition & Health uses cellulosics and other technologies to improve the functionality and delivery of food and the safety and performance of pharmaceutical products.

Packaging and Specialty Plastics
Packaging and Specialty Plastics serves high-growth, high-value sectors using world-class technology and a rich innovation pipeline that creates competitive advantages for customers and the entire value chain. Dow is also the leader in polyolefin elastomers and ethylene propylene diene monomer elastomers. Market growth is expected to be driven by major shifts in population demographics; improving socioeconomic status in emerging geographies; consumer and brand owner demand for increased functionality; global efforts to reduce food waste; growth in telecommunications networks; global development of electrical transmission and distribution infrastructure; and renewable energy applications.

Polyurethanes & CAV
Polyurethanes & CAV is the world’s largest producer of propylene oxide and propylene glycol, a leading producer of polyether polyols and aromatic isocyanates that serve energy efficiency, consumer comfort and industrial market sectors, and an industry leader in the development of fully formulated polyurethane systems. Propylene oxide is produced using the chlorohydrin process as well as hydrogen peroxide to propylene oxide manufacturing technology. The product group also provides cost advantaged chlorine and caustic soda supply and markets caustic soda, a valuable co-product of the chlor-alkali manufacturing process, and ethylene dichloride and vinyl chloride monomer.

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

Transportation & Advanced Polymers
Transportation & Advanced Polymers provides high-performance adhesives, lubricants and fluids to engineers and designers in the transportation, electronics and consumer end-markets. Key products include MOLYKOTE® lubricants, DOW CORNING® silicone solutions for healthcare, MULTIBASE™ TPSiV™ silicones for thermoplastics and BETASEAL™, BETAMATE™ and BETAFORCE™ structural and elastic adhesives.

Corporate
Corporate includes certain enterprise and governance activities (including insurance operations, environmental operations, geographic management, etc.); business incubation platforms; non-business aligned joint ventures; gains and losses on the sales of financial assets; severance costs; non-business aligned litigation expenses; and discontinued or non-aligned businesses.

The following table provides sales to external customers by principal product group:

Sales to External Customers by Principal Product Group
In millions	2017	2016	2015
Chlorinated Organics [1]	$—	$—	$212
Coatings & Performance Monomers	3,761	3,362	3,857
Construction Chemicals	736	704	709
Consumer Solutions	5,039	3,050	660
Crop Protection	4,553	4,628	4,877
Electronics & Imaging	2,615	2,307	1,987
Energy Solutions	355	354	453
Epoxy [1]	—	—	1,125
Hydrocarbons & Energy	6,831	5,088	4,591
Industrial Biosciences	484	419	437
Industrial Solutions	3,735	3,335	3,805
Nutrition & Health	591	556	592
Packaging and Specialty Plastics	14,110	13,316	13,766
Polyurethanes & CAV	7,804	6,424	7,358
Safety & Construction	1,932	1,877	1,938
Seed	1,393	1,545	1,450
Transportation & Advanced Polymers	1,167	897	583
Corporate	383	281	349
Other	19	15	29
Total	$55,508	$48,158	$48,778

1.
On October 5, 2015, the Company completed the transfer of its U.S. Gulf Coast Chlor-Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses to Olin. See Note 7 for additional information.

Effective with the Merger, the Company changed the geographic alignment for the country of India to be reflected in Asia Pacific (previously aligned with Europe, Middle East and Africa (“EMEA”)) and aligned Puerto Rico with the United States (previously aligned with Latin America).

Sales are attributed to geographic regions based on customer location; long-lived assets are attributed to geographic regions based on asset location. The United States is home to 57 of the Company's 178 manufacturing sites, representing 66 percent of the Company’s long-lived assets value.

Geographic Region Information	United States	EMEA	Rest of World	Total
In millions
2017
Sales to external customers	$19,166	$16,393	$19,949	$55,508
Long-lived assets	$15,715	$2,999	$5,098	$23,812
2016 [1]
Sales to external customers	$16,681	$13,633	$17,844	$48,158
Long-lived assets	$14,812	$2,708	$5,966	$23,486
2015 [1]
Sales to external customers	$16,865	$14,288	$17,625	$48,778
Long-lived assets	$11,062	$2,137	$4,655	$17,854

1.	Updated to conform with the current year presentation.

NOTE 26 - SELECTED QUARTERLY FINANCIAL DATA

2017
In millions, except per share amounts (Unaudited)	1st	2nd	3rd	4th	Year
Net sales	$13,230	$13,834	$13,633	$14,811	$55,508
Cost of sales [1]	$10,197	$10,763	$10,666	$12,682	$44,308
Gross margin	$3,033	$3,071	$2,967	$2,129	$11,200
Restructuring, goodwill impairment and asset related charges - net [2]	$(1)	$(12)	$139	$2,974	$3,100
Integration and separation costs	$109	$136	$283	$258	$786
Net income (loss) [3]	$915	$1,359	$805	$(2,484)	$595
Net income (loss) available for common stockholders	$888	$1,321	$783	$(2,526)	$466
Earnings per common share - basic [4]	$0.74	$1.08	N/A	N/A	N/A
Earnings per common share - diluted [4]	$0.72	$1.07	N/A	N/A	N/A
Dividends declared per share of common stock [4,5]	$0.46	$0.46	$0.46	N/A	$1.38
Market price range of common stock: [6]
High	$65.00	$65.26	N/A	N/A	N/A
Low	$57.09	$60.20	N/A	N/A	N/A

1.	Previously reported amounts have been updated for reclassifications made to the integration and separations costs line.

2.	See Note 6 for additional information.

3.
See Notes 5, 8, 9, 13, 16 and 19 for additional information on items materially impacting "Net income (loss)." The fourth quarter of 2017 included: the effects of the U.S. Tax Cuts and Jobs Act, enacted on December 22, 2017; a gain related to the DAS Divested Ag Business; and, a charge related to payment of plan obligations to certain participants of a U.S. non-qualified pension plan. The third quarter of 2017 included a gain related to the sale of the Company's EAA Business. The second quarter of 2017 included a gain related to the Nova patent infringement award. The first quarter of 2017 included a loss related to the Bayer CropScience arbitration matter.

4.	Effective with the Merger, all issued and outstanding shares of the Company's common stock are owned solely by its parent, DowDuPont Inc.

5.	Dow declared its last dividend on common stock in July 2017.

6.	Composite price as reported by the New York Stock Exchange.

2016
In millions, except per share amounts (Unaudited)	1st	2nd	3rd	4th	Year
Net sales	$10,703	$11,952	$12,483	$13,020	$48,158
Cost of sales	$7,951	$9,275	$9,840	$10,574	$37,640
Gross margin	$2,752	$2,677	$2,643	$2,446	$10,518
Restructuring, goodwill impairment and asset related charges - net [1]	$(2)	$454	$—	$143	$595
Integration and separation costs	$34	$67	$127	$121	$349
Asbestos-related charge	$—	$—	$—	$1,113	$1,113
Net income [2]	$275	$3,227	$818	$84	$4,404
Net income (loss) available for common stockholders	$169	$3,123	$719	$(33)	$3,978
Earnings (Loss) per common share - basic [3,4]	$0.15	$2.79	$0.64	$(0.03)	$3.57
Earnings (Loss) per common share - diluted [3,5,6]	$0.15	$2.61	$0.63	$(0.03)	$3.52
Dividends declared per share of common stock	$0.46	$0.46	$0.46	$0.46	$1.84
Market price range of common stock: [7]
High	$52.23	$53.98	$54.59	$59.33	$59.33
Low	$40.26	$47.75	$47.51	$51.60	$40.26

1.	See Note 6 for additional information.

2.	The second quarter of 2016 included the gain related to the Dow Corning ownership restructure. See Note 4 for further information.

3.	Due to quarterly changes in the share count and the allocation of income to participating securities, the sum of the four quarters does not equal the earnings per share amount calculated for the year.

4.
On December 30, 2016, the Company converted 4 million shares of Cumulative Convertible Perpetual Preferred Stock, Series A ("Preferred Stock") into 96.8 million shares of the Company's common stock. As a result, the basic share count reflects a two-day averaging effect for the three- and twelve-month periods ended December 31, 2016.

5.
"Earnings (loss) per common share - diluted" for the three-month period ended December 31, 2016, was calculated using "Weighted average common shares outstanding - basic" due to a net loss reported in the period.

6.
For the quarter ended June 30, 2016, an assumed conversion of Preferred Stock into shares of the Company's common stock was included in the calculation of earnings per common share - diluted. The assumed conversion of the Preferred Stock was considered antidilutive for all other periods.

7.	Composite price as reported by the New York Stock Exchange.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
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

Management assessed the effectiveness of the Company’s internal control over financial reporting and concluded that, as of December 31, 2017, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013).

The Company’s independent auditors, Deloitte & Touche LLP, with direct access to the Company’s Board of Directors through the Dow Audit Subcommittee of the DowDuPont Audit Committee, have audited the consolidated financial statements prepared by the Company. Their report on the consolidated financial statements is included in Part II, Item 8. Financial Statements and Supplementary Data. Deloitte & Touche LLP’s report on the Company’s internal control over financial reporting is referenced therein and included herein.

February 15, 2018

/s/ ANDREW N. LIVERIS	/s/ HOWARD I. UNGERLEIDER
Andrew N. Liveris	Howard I. Ungerleider
Chief Executive Officer and Chairman of the Board	Vice Chairman and Chief Financial Officer

/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Controller and Vice President of Controllers and Tax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of The Dow Chemical Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Dow Chemical Company and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and the financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 15, 2018, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding a change in accounting policy in the fourth quarter of 2016 from expensing asbestos-related defense and processing costs as incurred to the accrual of asbestos-related defense and processing costs when probable of occurring and estimable.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/S/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Midland, Michigan
February 15, 2018

ITEM 9B. OTHER INFORMATION
None.

The Dow Chemical Company and Subsidiaries
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Omitted pursuant to General Instruction I of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
Omitted pursuant to General Instruction I of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Omitted pursuant to General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Omitted pursuant to General Instruction I of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accountants
Deloitte and Touche LLP (“Deloitte”) has issued its reports, included in the Company’s Annual Report on Form 10-K, on the audited Consolidated Financial Statements of the Company and internal control over financial reporting for the period January 1 through December 31, 2017. Dow's Audit Committee appointed Deloitte to be the independent auditor for the Company and its consolidated subsidiaries for 2017, which was ratified by holders of Dow Common Stock on May 11, 2017. Following the closing of the DowDuPont transaction, the Dow Audit Subcommittee of the DowDuPont Audit Committee, is directly responsible for the appointment, compensation, retention and oversight of the Company’s independent registered public accounting firm.

The Dow Audit Subcommittee carefully considers the qualifications and competence of candidates for the independent registered public accounting firm. In accordance with its pre-approval policies and procedures, Dow's Audit Committee pre-approved all professional services rendered by and associated fees paid to Deloitte, for the Company, for the years ended December 31, 2017 and 2016. Professional services were performed by Deloitte, its member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates (“Deloitte Entities”). Total fees paid to the Deloitte Entities are shown by category in the following table:

Type of Fees
In thousands	2017	2016
Audit Fees [1]	$25,792	$24,686
Audit-Related Fees [2]	8,062	12,012
Tax Fees [3]	1,729	4,237
Total	$35,583	$40,935

1.
The aggregate fees billed for the integrated audit of the Company's annual financial statements and internal control over financial reporting, the reviews of the financial statements in quarterly reports on Form 10-Q, comfort letters, consents, statutory audits, and other regulatory filings.

2.
The aggregate fees billed primarily for audits of employee benefit plans' financial statements, assessment of controls relating to outsourced services, audits and reviews supporting divestiture activities, and agreed-upon procedures engagements.

3.	The aggregate fees billed for preparation of expatriate employees' tax returns and related compliance services.

The Dow Chemical Company and Subsidiaries
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	The Company’s 2017 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.

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

(3)	The following exhibits are filed with or incorporated by reference into this Annual Report on Form 10-K:

Exhibit No.	Description of Exhibit

2.1
Shareholders' Agreement, dated as of October 8, 2011, between Dow Saudi Arabia Holding B.V. and Performance Chemicals Holding Company, incorporated by reference to Exhibit 99.1 to The Dow Chemical Company Current Report on Form 8-K/A filed on June 27, 2012.

2.1.1
First Amendment, effective June 1, 2012, to the Shareholders' Agreement, dated as of October 8, 2011, between Performance Chemicals Holding Company, Dow Saudi Arabia Holding B.V., Saudi Arabian Oil Company, Dow Europe Holding B.V. and The Dow Chemical Company, incorporated by reference to Exhibit 99.1 to The Dow Chemical Company Current Report on Form 8-K filed February 14, 2013.

2.2
Agreement and Plan of Merger, dated as of March 26, 2015, among The Dow Chemical Company, Blue Cube Spinco Inc., Olin Corporation and Blue Cube Acquisition Corp., incorporated by reference to Exhibit 2.1 to The Dow Chemical Company Current Report on Form 8-K filed March 27, 2015.

2.2.1
Separation Agreement, dated as of March 26, 2015, between The Dow Chemical Company and Blue Cube Spinco Inc., incorporated by reference to Exhibit 2.2 to The Dow Chemical Company Current Report on Form 8-K filed March 27, 2015.

2.3
Transaction Agreement, dated as of December 10, 2015, among The Dow Chemical Company, Corning Incorporated, Dow Corning Corporation and HS Upstate Inc., incorporated by reference to Exhibit 2.1 to The Dow Chemical Company Current Report on Form 8-K filed December 11, 2015.

2.3.1
Tax Matters Agreement, dated as of December 10, 2015, among The Dow Chemical Company, Corning Incorporated, Dow Corning Corporation and HS Upstate Inc., incorporated by reference to Exhibit 2.2 to The Dow Chemical Company Current Report on Form 8-K filed December 11, 2015.

2.4
Agreement and Plan of Merger, dated as of December 11, 2015, among The Dow Chemical Company, E. I. du Pont de Nemours and Company, Diamond Merger Sub, Inc., Orion Merger Sub, Inc. and Diamond-Orion HoldCo Inc., incorporated by reference to Exhibit 2.1 to The Dow Chemical Company Current Report on Form 8-K filed December 11, 2015.

2.4.1
Amendment No. 1 to Agreement and Plan of Merger, dated as of March 31, 2017, among The Dow Chemical Company, E. I. du Pont de Nemours and Company, Diamond Merger Sub, Inc., Orion Merger Sub, Inc. and DowDuPont Inc. f/k/a Diamond-Orion HoldCo Inc., incorporated by reference to Exhibit 2.1 to The Dow Chemical Company Current Report on Form 8-K filed March 31, 2017.

3.1
The Amended and Restated Certificate of Incorporation of The Dow Chemical Company as filed with the Secretary of State, State of Delaware on August 31, 2017, incorporated by reference to Exhibit 3.1 to The Dow Chemical Company Current Report on Form 8-K filed September 1, 2017.

3.2	The Amended and Restated Bylaws of The Dow Chemical Company, incorporated by reference to Exhibit 3.2 to The Dow Chemical Company Current Report on Form 8-K filed September 1, 2017.

4.1
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

4.2
Indenture, dated May 1, 2008, between The Dow Chemical Company and The Bank of New York Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to The Dow Chemical Company's Registration Statement on Form S-3, File No. 333-140859.

10.1
The Dow Chemical Company Executives' Supplemental Retirement Plan, as amended, restated and effective as of April 14, 2010, incorporated by reference to Exhibit 10.1 to The Dow Chemical Company Current Report on Form 8-K filed May 3, 2010.

10.1.1
An Amendment to The Dow Chemical Company Executives' Supplemental Retirement Plan, effective as of April 14, 2010, incorporated by reference to Exhibit 10.4 to The Dow Chemical Company Current Report on Form 8-K filed May 3, 2010.

10.1.2
An Amendment to The Dow Chemical Company Executives' Supplemental Retirement Plan, effective as of July 19, 2013, incorporated by reference to Exhibit 10(a)(ii) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2013.

10.1.3
An Amendment to The Dow Chemical Company Executives' Supplemental Retirement Plan, effective as of January 19, 2017, incorporated by reference to Exhibit 10(a)(iii) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2016.

10.1.4
The Dow Chemical Company Executives' Supplemental Retirement Plan - Restricted and Cadre Benefits, as restated and effective September 1, 2017, incorporated by reference to Exibit 10(a)(iv) to The Dow Chemical Company Current Report on Form 8-K filed November 3, 2017.

10.1.5
The Dow Chemical Company Executives' Supplemental Retirement Plan - Supplemental Benefits, as restated and effective September 1, 2017, incorporated by reference to Exhibit 10(a)(v) to The Dow Chemical Company Current Report on Form 8-K filed November 3, 2017.

10.2
The Dow Chemical Company 1994 Executive Performance Plan, as amended and restated on December 10, 2008, effective as of January 1, 2009, incorporated by reference to Exhibit 10(h) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2008.

10.3
The template used for The Dow Chemical Company Key Employee Insurance Program (“KEIP”), incorporated by reference to Exhibit 10(o) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2002.

10.4
The Dow Chemical Company Elective Deferral Plan (for deferrals made through December 31, 2004), as amended, restated and effective as of April 14, 2010, incorporated by reference to Exhibit 10.2 to The Dow Chemical Company Current Report on Form 8-K filed May 3, 2010.

10.4.1
An Amendment to The Dow Chemical Company Elective Deferral Plan (for deferrals made through December 31, 2004), effective as of April 14, 2010, incorporated by reference to Exhibit 10.5 to The Dow Chemical Company Current Report on Form 8-K filed May 3, 2010.

10.5
The Dow Chemical Company Elective Deferral Plan (for deferrals after January 1, 2005), restated and effective September 1, 2017, incorporated by reference to Exhibit 4.1 to The Dow Chemical Company Registration Statement on Form S-8 filed September 5, 2017.

10.6
The Dow Chemical Company Voluntary Deferred Compensation Plan for Non-Employee Directors, as amended and restated on December 10, 2008, effective as of January 1, 2009, incorporated by reference to Exhibit 10(cc) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2008.

10.7	The Dow Chemical Company Dividend Unit Plan, incorporated by reference to Exhibit 10(e) to The Dow Chemical Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.`

10.8
Employment Offer Letter for Joe Harlan, President, Performance Materials and Executive Vice President of The Dow Chemical Company, incorporated by reference to Exhibit 10.3 to The Dow Chemical Company Current Report on Form 8-K filed February 14, 2012.

10.8.1
Retirement agreement dated July 12, 2017 between Joe Harlan and The Dow Chemical Company, incorporated by reference to Exhibit 10(g)(i) to The Dow Chemical Company Current Report on Form 8-K filed November 3, 2017.

10.9
Employment agreement dated February 14, 2006, between Heinz Haller and The Dow Chemical Company, incorporated by reference to Exhibit 10(ii) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2008.

10.10	Change in Control Executive Severance Agreement - Tier 1, incorporated by reference to Exhibit 10(jj) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2007.

10.11	Change in Control Executive Severance Agreement - Tier 2, incorporated by reference to Exhibit 10(kk) to The Dow Chemical Company Annual Report on Form 10-K for the year ended December 31, 2007.

12.1*	Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements.

21*	Subsidiaries of The Dow Chemical Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Ankura Consulting Group, LLC's Consent.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Guarantee relating to the 6.00% Notes of Rohm and Haas Company, incorporated by reference to Exhibit 99.5 to The Dow Chemical Company Current Report on Form 8-K filed April 1, 2009.

99.2	Guarantee relating to the 9.80% Debentures of Rohm and Haas Company, incorporated by reference to Exhibit 99.6 to The Dow Chemical Company Current Report on Form 8-K filed April 1, 2009.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith

A copy of any exhibit can be obtained via the Internet through the Dow SEC Filings section of the DowDuPont website (www.dow-dupont.com/investors), or the Company will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the Controller and Vice President of Controllers and Tax of the Company at the address of the Company’s principal executive offices. The referenced website and its content are not deemed incorporated by reference into this report.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

The Dow Chemical Company and Subsidiaries	Schedule II
Valuation and Qualifying Accounts

(In millions) For the years ended Dec 31,	2017	2016	2015
Accounts Receivable - Allowance for Doubtful Receivables
Balance at beginning of year	$110	$94	$110
Additions charged to expenses	33	31	24
Additions charged to other accounts [1]	3	—	2
Deductions from reserves [2]	(29)	(15)	(42)
Balance at end of year	$117	$110	$94
Inventory - Obsolescence Reserve
Balance at beginning of year	$123	$152	$135
Additions charged to expenses	40	29	63
Deductions from reserves [3]	(48)	(58)	(46)
Balance at end of year	$115	$123	$152
Reserves for Other Investments and Noncurrent Receivables
Balance at beginning of year	$358	$494	$477
Additions charged to expenses [4]	83	153	108
Deductions from reserves [5]	(4)	(289)	(91)
Balance at end of year	$437	$358	$494
Deferred Tax Assets - Valuation Allowance
Balance at beginning of year	$1,061	$1,000	$1,106
Additions charged to expenses	370	155	67
Deductions from reserves	(60)	(94)	(173)
Balance at end of year	$1,371	$1,061	$1,000

1.
Additions to allowance for doubtful accounts charged to other accounts were classified as "Accounts and notes receivable - Other" in the consolidated balance sheets. These reserves relate to the Company's sale of trade accounts receivable. Anticipated credit losses in the portfolio of receivables sold are used to fair value the Company's interests held in trade accounts receivable conduits. See Notes 14 and 22 to the Consolidated Financial Statements for further information.

2.	Deductions include write-offs, recoveries, currency translation adjustment and other miscellaneous items.
3. Deductions include disposals and currency translation adjustments.

4.
In 2016, additions to reserves for "Other investments and noncurrent receivables" charged to costs and expenses include $143 million related to the Company's investment in AgroFresh Solutions, Inc. See Note 5 to the Consolidated Financial Statements for further information.

5.
In 2016, deductions from reserves for "Other investments and noncurrent receivables" include $237 million related to the DCC Transaction. See Note 4 to the Consolidated Financial Statements for further information.

The Dow Chemical Company and Subsidiaries
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE DOW CHEMICAL COMPANY

By	/s/ R. C. EDMONDS
R. C. Edmonds, Controller and Vice President of Controllers and Tax
Date	February 15, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ R. C. EDMONDS	By	/s/ H. I. UNGERLEIDER
	R. C. Edmonds, Controller and Vice President of Controllers and Tax		H. I. Ungerleider, Director, Vice Chairman and Chief Financial Officer
Date	February 15, 2018	Date	February 15, 2018

By	/s/ A. N. LIVERIS
A. N. Liveris, Director, Chief Executive Officer and Chairman of the Board
Date	February 15, 2018

The Dow Chemical Company and Subsidiaries
Trademark Listing

The following trademarks or service marks of The Dow Chemical Company and certain affiliated companies of Dow appear in this report: AFFINITY, BETAFORCE, BETAMATE, BETASEAL, DOW, DOW CORNING, ELITE, FILMTEC, GREAT STUFF, MOLYKOTE, MULTIBASE, NORDEL, STYROFOAM, TPSiV

The following trademarks or service marks of Dow AgroSciences LLC and certain affiliated companies of Dow AgroSciences LLC appear in this report: DOW SEMENTES, ENLIST, MORGAN

The following registered service mark of American Chemistry Council appears in this report: RESPONSIBLE CARE

® ™Trademark of The Dow Chemical Company (“Dow”) or an affiliated company of Dow