Form 10-Q
period 2018-03-31
DOW CHEMICAL CO /DE/
filed 2018-05-04
CIK 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2018

or

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
☐  Yes    ☑ No

At March 31, 2018, 100 shares of common stock were outstanding, all of which were held by the registrant's parent, DowDuPont Inc.

The registrant meets the conditions set forth in General Instruction H(l)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

The Dow Chemical Company
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2018

The Dow Chemical Company and Subsidiaries

Throughout this Quarterly Report on Form 10-Q, except as otherwise noted by the context, the terms "Company" or "Dow" as used herein mean The Dow Chemical Company and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may appear throughout this report including, without limitation, the following sections: “Management's Discussion and Analysis,” and “Risk Factors.” These forward-looking statements often address expected future business and financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “may,” “opportunity,” “outlook,” “plan,” “project,” “seek,” “see,” “should,” “strategy,” “will,” “would,” “target,” “will be,” “will continue,” “will likely result” and similar expressions and variations or negatives of these words. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.

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

Forward-looking statements by their nature address matters that are, to varying degrees, uncertain, including important risks associated with the Merger and the intended separation, subject to approval of the Company's Board of Directors and customary closing conditions, of DowDuPont’s materials science business under the Dow brand as well as the intended separation of DowDuPont’s agriculture and specialty products businesses in one or more tax-efficient transactions on anticipated terms (the “Intended Business Separations”). Forward-looking statements are not guarantees of future performance and are based on certain assumptions and expectations of future events which may not be realized. Forward-looking statements also involve risks and uncertainties, many of which are beyond Dow's control. Some of the important factors that could cause Dow’s actual results to differ materially from those projected in any such forward-looking statements include, but are not limited to: (i) costs to achieve and achieving the successful integration of the respective agriculture, materials science and specialty products businesses of Dow and DuPont, anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, productivity actions, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the combined operations; (ii) costs to achieve and achievement of the anticipated synergies by the combined agriculture, materials science and specialty products businesses; (iii) risks associated with the Intended Business Separations, including conditions which could delay, prevent or otherwise adversely affect the proposed transactions, including possible issues or delays in obtaining required regulatory approvals or clearances related to the Intended Business Separations, associated costs, disruptions in the financial markets or other potential barriers; (iv) disruptions or business uncertainty, including from the Intended Business Separations, could adversely impact Dow’s business (either directly or indirectly in connection with disruptions to DowDuPont or DuPont); (v) Dow's ability to retain and hire key personnel; (vi) uncertainty as to the long-term value of DowDuPont common stock; and (vii) risks to DowDuPont's, Dow's and DuPont's business, operations and results of operations from: the availability of and fluctuations in the cost of feedstocks and energy; balance of supply and demand and the impact of balance on prices; failure to develop and market new products and optimally manage product life cycles; ability, cost and impact on business operations, including the supply chain, of responding to changes in market acceptance, rules, regulations and policies and failure to respond to such changes; outcome of significant litigation, environmental matters and other commitments and contingencies; failure to appropriately manage process safety and product stewardship issues; global economic and capital market conditions, including the continued availability of capital and financing, as well as inflation, interest and currency exchange rates; changes in political conditions, including trade disputes and retaliatory actions; business or supply disruptions; security threats, such as acts of sabotage, terrorism or war, natural disasters and weather events and patterns which could result in a significant operational event for the Company or adversely impact demand or production; ability to discover, develop and protect new technologies and to protect and enforce the Company's intellectual property rights; failure to effectively manage acquisitions, divestitures, alliances, joint ventures and other portfolio changes; unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, as well as management's response to any of the aforementioned factors. These risks are and will be more fully discussed in the current, quarterly and annual reports filed with the U.S. Securities and Exchange Commission by DowDuPont. While the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.

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

A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (see Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2017). Dow undertakes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2018	Mar 31, 2017
Net sales	$14,899	$13,230
Cost of sales	11,552	10,194
Research and development expenses	386	419
Selling, general and administrative expenses	751	759
Amortization of intangibles	159	155
Restructuring and asset related charges (credits) - net	165	(1)
Integration and separation costs	202	109
Equity in earnings of nonconsolidated affiliates	243	196
Sundry income (expense) - net	83	(444)
Interest expense and amortization of debt discount	270	219
Income before income taxes	1,740	1,128
Provision for income taxes	363	213
Net income	1,377	915
Net income attributable to noncontrolling interests	35	27
Net income available for The Dow Chemical Company common stockholder	$1,342	$888

Depreciation	$621	$578
Capital expenditures	$423	$754
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2018	Mar 31, 2017
Net income	$1,377	$915
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	(25)	17
Cumulative translation adjustments	376	239
Pension and other postretirement benefit plans	126	102
Derivative instruments	6	(50)
Total other comprehensive income	483	308
Comprehensive income	1,860	1,223
Comprehensive income attributable to noncontrolling interests, net of tax	28	53
Comprehensive income attributable to The Dow Chemical Company	$1,832	$1,170
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Mar 31, 2018	Dec 31, 2017
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2018: $140; 2017: $107)	$5,186	$6,188
Marketable securities	11	4
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2018: $123; 2017: $117)	8,678	7,338
Other	4,404	4,711
Inventories	9,577	8,376
Other current assets	658	627
Total current assets	28,514	27,244
Investments
Investment in nonconsolidated affiliates	3,703	3,742
Other investments (investments carried at fair value - 2018: $1,686; 2017: $1,512)	2,581	2,510
Noncurrent receivables	609	594
Total investments	6,893	6,846
Property
Property	61,198	60,426
Less accumulated depreciation	37,484	36,614
Net property (variable interest entities restricted - 2018: $869; 2017: $907)	23,714	23,812
Other Assets
Goodwill	14,047	13,938
Other intangible assets (net of accumulated amortization - 2018: $5,318; 2017: $5,161)	5,473	5,549
Deferred income tax assets	1,784	1,722
Deferred charges and other assets	946	829
Total other assets	22,250	22,038
Total Assets	$81,371	$79,940
Liabilities and Equity
Current Liabilities
Notes payable	$792	$484
Long-term debt due within one year	920	752
Accounts payable:
Trade	5,596	5,360
Other	3,682	3,062
Income taxes payable	756	694
Accrued and other current liabilities	3,348	4,025
Total current liabilities	15,094	14,377
Long-Term Debt (variable interest entities nonrecourse - 2018: $225; 2017: $249)	19,596	19,765
Other Noncurrent Liabilities
Deferred income tax liabilities	807	764
Pension and other postretirement benefits - noncurrent	10,575	10,794
Asbestos-related liabilities - noncurrent	1,207	1,237
Other noncurrent obligations	6,121	5,994
Total other noncurrent liabilities	18,710	18,789
Stockholders’ Equity
Common stock (authorized and issued 100 shares of $0.01 par value each)	—	—
Additional paid-in capital	6,758	6,553
Retained earnings	28,261	28,050
Accumulated other comprehensive loss	(8,088)	(8,591)
Unearned ESOP shares	(150)	(189)
The Dow Chemical Company’s stockholders’ equity	26,781	25,823
Noncontrolling interests	1,190	1,186
Total equity	27,971	27,009
Total Liabilities and Equity	$81,371	$79,940
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
In millions (Unaudited)	Mar 31, 2018	Mar 31, 2017
Operating Activities
Net income	$1,377	$915
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	837	778
Credit for deferred income tax	(67)	(95)
Earnings of nonconsolidated affiliates less than dividends received	287	212
Net periodic pension benefit cost	110	112
Pension contributions	(308)	(302)
Net gain on sales of assets, businesses and investments	(33)	(17)
Restructuring and asset related charges (credits) - net	165	(1)
Other net loss	98	141
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(1,524)	(1,327)
Inventories	(1,239)	(847)
Accounts payable	823	483
Other assets and liabilities, net	(684)	(128)
Cash used for operating activities	(158)	(76)
Investing Activities
Capital expenditures	(423)	(754)
Investment in gas field developments	(28)	(38)
Proceeds from sales of property and businesses, net of cash divested	17	96
Investments in and loans to nonconsolidated affiliates	—	(245)
Proceeds from sale of ownership interests in nonconsolidated affiliates	—	30
Purchases of investments	(557)	(129)
Proceeds from sales and maturities of investments	454	136
Proceeds from interests in trade accounts receivable conduits	445	551
Cash used for investing activities	(92)	(353)
Financing Activities
Changes in short-term notes payable	293	136
Payments on long-term debt	(54)	(38)
Proceeds from issuance of parent company stock	63	—
Proceeds from sales of common stock	—	282
Employee taxes paid for share-based payment arrangements	(77)	(84)
Contingent payment for acquisition of businesses	—	(26)
Distributions to noncontrolling interests	(24)	(21)
Dividends paid to stockholders	—	(506)
Dividends paid to parent	(1,057)	—
Other financing activities, net	3	—
Cash used for financing activities	(853)	(257)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	100	56
Summary
Decrease in cash, cash equivalents and restricted cash	(1,003)	(630)
Cash, cash equivalents and restricted cash at beginning of period	6,207	6,624
Cash, cash equivalents and restricted cash at end of period	$5,204	$5,994
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

In millions (Unaudited)	Common Stock	Add'l Paid in Capital	Retained Earnings	Accum Other Comp Loss	Unearned ESOP	Treasury Stock	Non-controlling Interests	Total Equity
2017
Balance at Dec 31, 2016	$3,107	$4,262	$30,338	$(9,822)	$(239)	$(1,659)	$1,242	$27,229
Net income available for The Dow Chemical Company common stockholders	—	—	888	—	—	—	—	888
Other comprehensive income	—	—	—	308	—	—	—	308
Dividends to stockholders	—	—	(557)	—	—	—	—	(557)
Common stock issued/sold	—	282	—	—	—	533	—	815
Stock-based compensation and allocation of ESOP shares	—	(407)	—	—	36	—	—	(371)
Impact of noncontrolling interests	—	—	—	—	—	—	32	32
Other	—	—	(10)	—	—	—	—	(10)
Balance at Mar 31, 2017	$3,107	$4,137	$30,659	$(9,514)	$(203)	$(1,126)	$1,274	$28,334
2018
Balance at Dec 31, 2017	$—	$6,553	$28,050	$(8,591)	$(189)	$—	$1,186	$27,009
Adoption of accounting standards (Note 1)	—	—	(68)	20	—	—	—	(48)
Net income available for The Dow Chemical Company common stockholder	—	—	1,342	—	—	—	—	1,342
Other comprehensive income	—	—	—	483	—	—	—	483
Dividends to parent	—	—	(1,057)	—	—	—	—	(1,057)
Issuance of parent company stock	—	63	—	—	—	—	—	63
Stock-based compensation and allocation of ESOP shares	—	142	—	—	39	—	—	181
Impact of noncontrolling interests	—	—	—	—	—	—	4	4
Other	—	—	(6)	—	—	—	—	(6)
Balance at Mar 31, 2018	$—	$6,758	$28,261	$(8,088)	$(150)	$—	$1,190	$27,971
See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS
Basis of Presentation
The unaudited interim consolidated financial statements of The Dow Chemical Company and its subsidiaries (“Dow” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Following the Merger, Dow and DuPont intend to pursue, subject to certain customary conditions, including, among others, the effectiveness of registration statements filed with the Securities and Exchange Commission and approval by the board of directors of DowDuPont, the separation of the combined company's agriculture, materials science and specialty products businesses through one or more tax-efficient transactions ("Intended Business Separations").

Beginning September 1, 2017, transactions between DowDuPont, Dow and DuPont and their affiliates are reflected in these consolidated financial statements and will be disclosed as related party transactions, when material. Transactions between Dow and DuPont primarily consist of the sale and procurement of certain feedstocks, energy and raw materials that are consumed in each company's manufacturing process. See Note 19 for additional information.

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

Except as otherwise indicated by the context, the term "Union Carbide" means Union Carbide Corporation, a wholly owned subsidiary of Dow, and "Dow Silicones" means Dow Silicones Corporation (formerly known as Dow Corning Corporation, which changed its name effective as of February 1, 2018), a wholly owned subsidiary of Dow.

Changes to Prior Period Consolidated Financial Statements
As a result of the Merger, certain reclassifications of prior period amounts have been made to improve comparability with DowDuPont and conform with the current period presentation. Presentation changes were made to the consolidated statements of income, consolidated statements of cash flows and consolidated statements of equity. In addition, certain reclassifications of prior period data have been made in the Notes to the Consolidated Financial Statements to conform with the current period presentation.

In the first quarter of 2018, the Company adopted new accounting standards that required retrospective application. The Company updated the consolidated statements of income as a result of adopting Accounting Standards Update ("ASU") 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The consolidated statements of cash flows were updated as a result of adopting ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" and ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash." See Note 2 for additional information.

Changes to the consolidated financial statements as a result of the Merger and the retrospective application of the new accounting standards are summarized as follows:

Summary of Changes to the Consolidated Statements of Income	Three Months Ended Mar 31, 2017
In millions	As Filed	Merger Reclass [1]	ASU Impact [2]	Updated
Cost of sales	$10,197	$—	$(3)	$10,194
Research and development expenses	$416	$—	$3	$419
Selling, general and administrative expenses	$867	$(109)	$1	$759
Integration and separation costs	$—	$109	$—	$109
Sundry income (expense) - net	$(470)	$25	$1	$(444)
Interest income	$25	$(25)	$—	$—

1.
Costs associated with integration and separation activities are now separately reported as “Integration and separation costs” and were reclassified from “Selling, general and administrative expenses.” In addition, “Interest income” was reclassified to “Sundry income (expense) - net.”

2.	Reflects changes resulting from the adoption of ASU 2017-07. See Note 2 for additional information.

Summary of Changes to the Consolidated Statements of Cash Flows	Three Months Ended Mar 31, 2017
In millions	As Filed	Merger Reclass	ASU Impact [1]	Updated
Operating Activities
Net periodic pension benefit cost	$—	$112	$—	$112
Net gain on sales of assets, businesses and investments	$—	$(17)	$—	$(17)
Net gain on sales of investments	$(12)	$12	$—	$—
Net gain on sales of property, businesses and consolidated companies	$(8)	$8	$—	$—
Net loss on sale of ownership interests in nonconsolidated affiliates	$3	$(3)	$—	$—
Other net loss	$33	$108	$—	$141
Proceeds from interests in trade accounts receivable conduits	$114	$—	$(114)	$—
Accounts and notes receivable	$(890)	$—	$(437)	$(1,327)
Accounts payable	$322	$161	$—	$483
Other assets and liabilities, net	$254	$(381)	$(1)	$(128)
Cash provided by (used for) operating activities	$476	$—	$(552)	$(76)
Investing Activities
Payment into escrow account	$(130)	$—	$130	$—
Acquisitions of property, businesses and consolidated companies, net of cash acquired	$(26)	$—	$26	$—
Proceeds from interests in trade accounts receivable conduits	$—	$—	$551	$551
Cash used for investing activities	$(1,060)	$—	$707	$(353)
Financing Activities
Contingent payment for acquisition of businesses	$—	$—	$(26)	$(26)
Cash used for financing activities	$(231)	$—	$(26)	$(257)
Summary
Decrease in cash, cash equivalents and restricted cash	$(759)	$—	$129	$(630)
Cash, cash equivalents and restricted cash at beginning of period	$6,607	$—	$17	$6,624
Cash, cash equivalents and restricted cash at end of period	$5,848	$—	$146	$5,994

1.
Reflects the adoption of ASU 2016-15 and ASU 2016-18. See Note 2 for additional information. In connection with the review and implementation of ASU 2016-15, the Company also changed the prior year value of “Proceeds from interests in trade accounts receivable conduits” due to additional interpretive guidance of the required method for calculating the cash received from beneficial interests in the conduits.

Summary of Changes to the Consolidated Statements of Equity	Three Months Ended Mar 31, 2017
In millions	As Filed	Merger Reclass	Updated
Dividend equivalents on participating securities	$(10)	$10	$—
Other	$—	$(10)	$(10)

Changes to the January 1, 2018 Consolidated Balance Sheet
In the first quarter of 2018, the Company adopted ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" and the associated ASUs (collectively, "Topic 606"), ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" and ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." See Note 2 for additional information on these ASUs. The cumulative effect of changes made to the Company's January 1, 2018, consolidated balance sheet as a result of the adoption of these accounting standards is summarized in the following table:

Summary of Changes to the Consolidated Balance Sheet	Dec 31, 2017	Adjustments due to:			Jan 1, 2018
In millions	As Filed	Topic 606	ASU 2016-01	ASU 2016-16	Updated
Assets
Inventories	$8,376	$(11)	$—	$—	$8,365
Other current assets	$627	$29	$—	$31	$687
Total current assets	$27,244	$18	$—	$31	$27,293
Deferred income tax assets	$1,722	$25	$—	$10	$1,757
Deferred charges and other assets	$829	$43	$—	$—	$872
Total other assets	$22,038	$68	$—	$10	$22,116
Total Assets	$79,940	$86	$—	$41	$80,067
Liabilities
Accounts payable - Other	$3,062	$10	$—	$—	$3,072
Income taxes payable	$694	$(2)	$—	$—	$692
Accrued and other current liabilities	$4,025	$50	$—	$—	$4,075
Total current liabilities	$14,377	$58	$—	$—	$14,435
Other noncurrent obligations	$5,994	$117	$—	$—	$6,111
Total other noncurrent liabilities	$18,789	$117	$—	$—	$18,906
Stockholders' Equity
Retained earnings	$28,050	$(89)	$(20)	$41	$27,982
Accumulated other comprehensive loss	$(8,591)	$—	$20	$—	$(8,571)
The Dow Chemical Company's stockholders' equity	$25,823	$(89)	$—	$41	$25,775
Total equity	$27,009	$(89)	$—	$41	$26,961
Total Liabilities and Equity	$79,940	$86	$—	$41	$80,067

The most significant changes as a result of adopting Topic 606 relate to the Company's contract liabilities which includes payments received in advance of performance. Contract liabilities, which are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets, increased as certain performance obligations, which were previously recognized over time and related to the licensing of certain rights to patents and technology, as well as other performance obligations, are now recognized at a point in time as none of the three criteria for 'over time' recognition under Topic 606 are met.

Current Period Impact of Topic 606
The following table summarizes the effects of adopting Topic 606 on the Company's consolidated balance sheets, which was applied prospectively to contracts not completed at January 1, 2018. The effect of adopting Topic 606 did not have a material impact on the consolidated statements of income and the consolidated statements of cash flows.

Summary of Impacts to the Consolidated Balance Sheets	As Reported at Mar 31, 2018	Adjustments	Balance at Mar 31, 2018 Excluding Adoption of Topic 606
In millions
Assets
Inventories	$9,577	$30	$9,607
Other current assets	$658	$(43)	$615
Total current assets	$28,514	$(13)	$28,501
Deferred income tax assets	$1,784	$(27)	$1,757
Deferred charges and other assets	$946	$(43)	$903
Total other assets	$22,250	$(70)	$22,180
Total Assets	$81,371	$(83)	$81,288
Liabilities
Accounts payable - Other	$3,682	$(10)	$3,672
Income taxes payable	$756	$2	$758
Accrued and other current liabilities	$3,348	$(34)	$3,314
Total current liabilities	$15,094	$(42)	$15,052
Other noncurrent obligations	$6,121	$(120)	$6,001
Total other noncurrent liabilities	$18,710	$(120)	$18,590
Stockholders' Equity
Retained earnings	$28,261	$79	$28,340
The Dow Chemical Company's stockholders' equity	$26,781	$79	$26,860
Total equity	$27,971	$79	$28,050
Total Liabilities and Equity	$81,371	$(83)	$81,288

Significant Accounting Policy Update
The Company's significant accounting policy for revenue was updated as a result of the adoption of Topic 606:

Revenue
The Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 3 for additional information on revenue recognition.

Revenue related to the Company's insurance operations includes third-party insurance premiums, which are earned over the terms of the related insurance policies and reinsurance contracts.

Dividends
Prior to the Merger, the Company declared dividends of $0.46 per share for the three months ended March 31, 2017. Effective with the Merger, Dow no longer has publicly traded common stock. Dow's common shares are owned solely by its parent company, DowDuPont. As a result, following the Merger, the Company’s Board of Directors ("Board") determines whether or not there will be a dividend distribution to DowDuPont. See Note 19 for additional information.

NOTE 2 – RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In the first quarter of 2018, the Company adopted ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition," and most industry specific guidance. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In 2015 and 2016, the Financial Accounting Standards Board ("FASB") issued additional ASUs related to Topic 606 that delayed the effective date of the guidance and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identification of performance obligations, and accounting for licenses, and included other improvements and practical expedients. The new guidance was effective for annual and interim periods beginning after December 15, 2017. The Company elected to adopt the new guidance using the modified retrospective transition method for all contracts not completed as of the date of adoption. The Company recognized the cumulative effect of applying the new revenue standard as an adjustment to the opening balance of retained earnings at the beginning of the first quarter of 2018. The comparative periods have not been restated and continue to be accounted for under Topic 605. The adoption of the new guidance did not have a material impact on the consolidated financial statements. See Notes 1 and 3 for additional disclosures regarding the Company's contracts with customers as well as the impact of adopting Topic 606.

In the first quarter of 2018, the Company adopted ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company applied the amendments in the new guidance by means of a cumulative-effect adjustment to the opening balance of retained earnings at the beginning of the first quarter of 2018. The adoption of the new guidance did not have a material impact on the consolidated financial statements. See Notes 1 and 16 for additional information.

In the first quarter of 2018, the Company adopted ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which addresses diversity in practice in how certain cash receipts and cash payments are presented and classified in the statements of cash flows and addresses eight specific cash flow issues. The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. A key provision in the new guidance impacted the presentation of interests in certain trade accounts receivable conduits, which were retrospectively reclassified from "Operating Activities" to "Investing Activities" in the consolidated statements of cash flows. See Note 1 for additional information.

In the first quarter of 2018, the Company adopted ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The new guidance was applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the beginning of the first quarter of 2018. The adoption of this guidance did not have a material impact on the consolidated financial statements. See Note 1 for additional information.

In the first quarter of 2018, the Company adopted ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which clarifies how entities should present restricted cash and restricted cash equivalents in the statements of cash flows, and as a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statements of cash flows. An entity with a material balance of restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The new guidance changed the presentation of restricted cash in the consolidated statements of cash flows and was implemented on a retrospective basis in the first quarter of 2018. See Notes 1 and 5 for additional information.

In the first quarter of 2018, the Company adopted ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which amends the requirements related to the income statement presentation of the components of net periodic benefit cost for employer sponsored defined benefit pension and other postretirement benefit plans. Under the new guidance, an entity must disaggregate and present the service cost component of net periodic benefit cost in the same income statement line items as other employee compensation costs arising from services rendered during the period, and only the service cost component will be eligible for capitalization. Other components of net periodic benefit cost must be presented separately from the line items that includes the service cost. The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Entities were required to use a retrospective transition method to adopt the requirement for separate income statement presentation of the service cost and other components, and a prospective transition method to adopt the requirement to limit the capitalization of benefit cost to the service component. Accordingly, in the first quarter of 2018, the Company used a retrospective transition method to reclassify net periodic benefit cost, other than the service component, from "Cost of sales," "Research and development expenses" and "Selling, general and administrative expenses" to "Sundry income (expense) - net" in the consolidated statements of income. See Note 1 for additional information.

Accounting Guidance Issued But Not Adopted at March 31, 2018
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance requires that a lessee recognize assets and liabilities for leases with lease terms of more than twelve months and recognition, presentation and measurement in the financial statements will depend on its classification as a finance or operating lease. In addition, the new guidance will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. Lessor accounting remains largely unchanged from current U.S. GAAP but does contain some targeted improvements to align with the new revenue recognition guidance issued in 2014 (ASU 2014-09). The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, using a modified retrospective approach, and early adoption is permitted. The Company has a team in place to evaluate the new guidance, is in the process of implementing a software solution and is facilitating the development of business processes and controls around leases to meet the new accounting and disclosure requirements upon adoption in the first quarter of 2019.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," which amends the hedge accounting recognition and presentation under ASC 815, with the objectives of improving the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities and simplifying the application of hedge accounting by preparers. The new standard expands the strategies eligible for hedge accounting, relaxes the timing requirements of hedge documentation and effectiveness assessments, and permits, in certain cases, the use of qualitative assessments on an ongoing basis to assess hedge effectiveness. The new guidance also requires new disclosures and presentation. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted in any interim or annual period after issuance of the ASU. Entities must adopt the new guidance by applying a modified retrospective approach to hedging relationships existing as of the adoption date. The Company will early adopt the new guidance in the second quarter of 2018 and there will not be a material impact on the consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017, which was enacted on December 22, 2017, and requires certain disclosures about stranded tax effects. An entity has the option of applying the new guidance at the beginning of the period of adoption or retrospectively to each period (or periods) in which the tax effects related to items remaining in accumulated other comprehensive income are recognized. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption is permitted, including adoption in an interim period for reporting periods in which the financial statements have not yet been issued. The Company is currently evaluating the impact of adopting this guidance.

NOTE 3 – REVENUE
Revenue Recognition
The majority of the Company's revenue is derived from product sales. In the first quarter of 2018, 98 percent of the Company's sales related to product sales (98 percent in the first quarter of 2017). The remaining 2 percent was primarily related to Dow's insurance operations and licensing of patents and technologies. As of January 1, 2018, the Company accounts for revenue in accordance with Topic 606, "Revenue from Contracts with Customers," except for revenue from Dow's insurance operations, which is accounted for in accordance with Topic 944, "Financial Services - Insurance."

Product Sales
Product sales consist of sales of the Company's products to manufacturers and distributors. The Company considers order confirmations or purchase orders, which in some cases are governed by master supply agreements, to be contracts with a customer. Product sale contracts are generally short-term contracts where the time between order confirmation and satisfaction of all performance obligations is less than one year. However, the Company has some long-term contracts which can span multiple years.

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, usually upon shipment, with payment terms typically in the range of 30 to 60 days after invoicing, depending on business and geographic region. When the Company performs shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to shipment), these are considered fulfillment activities, and accordingly, the costs are accrued when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues. The Company has elected to use the practical expedient to expense cash and non-cash sales incentives, as the amortization period for the costs to obtain the contract would have been one year or less.

Certain long-term contracts include a series of distinct goods that are delivered continuously to the customer through a pipeline (e.g., feedstocks). For these types of product sales, the Company invoices the customer in an amount that directly corresponds with the value to the customer of the Company’s performance to date. As a result, the Company recognizes revenue based on the amount billable to the customer in accordance with the right to invoice practical expedient.

The transaction price includes estimates for reductions in revenue from customer rebates and right of returns on product sales. These amounts are estimated based upon the most likely amount of consideration to which the customer will be entitled. The Company’s obligation for right of returns is limited primarily to the Seed principal product group. All estimates are based on historical experience, anticipated performance and the Company’s best judgment at the time to the extent it is probable that a significant reversal of revenue recognized will not occur. All estimates for variable consideration are reassessed periodically. The Company has elected the practical expedient to not adjust the amount of consideration for the effects of a significant financing component for all instances in which the period between payment and transfer of the goods will be one year or less.

For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation based on the relative standalone selling price. The standalone selling price is the observable price which depicts the price as if sold to a similar customer in similar circumstances.

Patents, Trademarks and Licenses
The Company enters into licensing arrangements in which it licenses certain rights of its patents and technology to customers. Revenue from the majority of the Company’s licenses for patents and technology is derived from sales-based royalties. The Company estimates the amount of sales-based royalties it expects to be entitled based on historical sales to the customer. For the remaining revenue from licensing arrangements, payments are typically received from the Company’s licensees based on billing schedules established in each contract. Revenue is recognized by the Company when the performance obligation is satisfied.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. At March 31, 2018, the Company had remaining performance obligations related to material rights granted to customers for contract renewal options of $96 million and unfulfilled performance obligations for the licensing of technology of $280 million. The Company expects revenue to be recognized for the remaining performance obligations over the next one to six years.

The remaining performance obligations are for product sales that have expected durations of one year or less, product sales of materials delivered through a pipeline for which the Company has elected the right to invoice practical expedient, or variable consideration attributable to royalties for licenses of patents and technology. The Company has received advance payments from customers related to long-term supply agreements that are deferred and recognized over the life of the contract, with remaining contract terms that range up to 23 years. The Company will have rights to future consideration for revenue recognized when product is delivered to the customer. These payments are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets.

Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by principal product group and geographic region, as the Company believes it best depicts the nature, amount, timing and uncertainty of its revenue and cash flows. See details in the tables below:

Net Trade Revenue by Principal Product Group	Three Months Ended Mar 31, 2018
In millions
Coatings & Performance Monomers	$954
Construction Chemicals	182
Consumer Solutions	1,363
Crop Protection	1,122
Electronics & Imaging	627
Hydrocarbons & Energy	1,779
Industrial Biosciences	135
Industrial Solutions	1,160
Nutrition & Health	156
Packaging and Specialty Plastics	3,854
Polyurethanes & CAV	2,371
Safety & Construction	444
Seed	371
Transportation & Advanced Polymers	304
Corporate	73
Other	4
Total	$14,899

Net Trade Revenue by Geographic Region	Three Months Ended Mar 31, 2018
In millions
U.S. & Canada	$5,468
EMEA [1]	4,765
Asia Pacific	3,256
Latin America	1,410
Total	$14,899
1. Europe, Middle East and Africa.

Contract Balances
The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Contract liabilities include payments received in advance of performance under the contract, and are realized when the associated revenue is recognized under the contract. "Contract liabilities - current" primarily reflects deferred revenue from prepayments from customers for product to be delivered in a time period of 12 months or less. "Contract liabilities - noncurrent" includes advance payments that the Company has received from customers related to long-term supply agreements and royalty payments that are deferred and recognized over the life of the contract.

Revenue recognized in the three months ended March 31, 2018, from amounts included in contract liabilities at the beginning of the period was approximately $75 million. In the three months ended March 31, 2018, the amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was insignificant. The Company did not recognize any asset impairment charges related to contract assets during the period.

The following table summarizes the contract balances at March 31, 2018 and December 31, 2017:

Contract Balances	Mar 31, 2018	Topic 606 Adjustments Jan 1, 2018	Dec 31, 2017
In millions
Accounts and notes receivable - Trade	$8,678	$—	$7,338
Contract assets - current [1]	$19	$18	$—
Contract assets - noncurrent [2]	$43	$43	$—
Contract liabilities - current [3]	$133	$50	$117
Contract liabilities - noncurrent [4]	$1,469	$117	$1,365
1. Included in "Other current assets" in the consolidated balance sheets.
2. Included in "Deferred charges and other assets" in the consolidated balance sheets.
3. Included in "Accrued and other current liabilities" in the consolidated balance sheets.
4. Included in "Other noncurrent obligations" in the consolidated balance sheets.

NOTE 4 – RESTRUCTURING AND ASSET RELATED CHARGES (CREDITS) - NET
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

In the first quarter of 2018, the Company recorded pretax restructuring charges of $163 million, consisting of severance and related benefit costs of $104 million, asset write-downs and write-offs of $48 million and costs associated with exit and disposal activities of $11 million. The impact of these charges is shown as "Restructuring and asset related charges (credits) - net" in the consolidated statements of income. The Company expects to record additional restructuring charges during 2018 and 2019 and substantially complete the Synergy Program by the end of 2019.

The following table summarizes the activities related to the Synergy Program. At March 31, 2018, $260 million was included in "Accrued and other current liabilities" ($231 million at December 31, 2017) and $130 million was included in "Other noncurrent obligations" ($118 million at December 31, 2017) in the consolidated balance sheets.

Synergy Program	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Costs Associated with Exit and Disposal Activities	Total
In millions
2017 restructuring charges	$357	$287	$43	$687
Charges against the reserve	—	(287)	—	(287)
Cash payments	(51)	—	—	(51)
Reserve balance at Dec 31, 2017	$306	$—	$43	$349
Adjustments to the reserve [1]	104	48	11	163
Charges against the reserve	—	(48)	—	(48)
Cash payments	(73)	—	(1)	(74)
Reserve balance at Mar 31, 2018	$337	$—	$53	$390

1.	Included in "Restructuring and asset related charges (credits) - net" in the consolidated statements of income.

The restructuring charges related to the write-down and write-off of assets in the first quarter of 2018 totaled $48 million and primarily related to assets aligned with seed activities.

2016 Restructuring
On June 27, 2016, Dow's Board approved a restructuring plan that incorporated actions related to the ownership restructure of Dow Silicones. These actions, aligned with Dow’s value growth and synergy targets, will result in a global workforce reduction of approximately 2,500 positions, with most of these positions resulting from synergies related to the ownership restructure of Dow Silicones. These actions are expected to be substantially completed by June 30, 2018.

As a result of these actions, the Company recorded pretax restructuring charges of $449 million in the second quarter of 2016, consisting of severance and related benefit costs of $268 million, asset write-downs and write-offs of $153 million and costs associated with exit and disposal activities of $28 million. The following table summarizes the activities related to the Company's 2016 restructuring reserve, which was primarily included in "Accrued and other current liabilities" in the consolidated balance sheets at March 31, 2018 and December 31, 2017.

2016 Restructuring	Severance and Related Benefit Costs	Costs Associated with Exit and Disposal Activities	Total
In millions
Reserve balance at Dec 31, 2017	$51	$17	$68
Adjustments to the reserve [1]	—	(1)	(1)
Cash payments	(14)	(2)	(16)
Reserve balance at Mar 31, 2018	$37	$14	$51

1.	Included in "Restructuring and asset related charges (credits) - net" in the consolidated statements of income.

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

NOTE 5 – SUPPLEMENTARY INFORMATION
The Company uses "Sundry income (expense) – net" to record a variety of income and expense items such as foreign currency exchange gains and losses, interest income, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other postretirement benefit plan credits or costs, and certain litigation matters. For the three months ended March 31, 2018, "Sundry income (expense) - net" was income of $83 million and expense of $444 million for the three months ended March 31, 2017. The following table provides the most significant transactions recorded in "Sundry income (expense) -net" for the three months ended March 31, 2018 and 2017:

Sundry Income (Expense) - Net	Three Months Ended
In millions	Mar 31, 2018	Mar 31, 2017
Gain on sales of other assets and investments	$32	$4
Interest income	$28	$25
Non-operating pension and other postretirement benefit plan net credit [1]	$18	$1
Foreign exchange losses	$(16)	$(26)
Loss related to Bayer CropScience arbitration matter [2]	$—	$(469)

1.	Presented in accordance with newly implemented ASU 2017-07. See Notes 1 and 2 for additional information.

2.	See Note 11 for additional information.

Cash, Cash Equivalents and Restricted Cash
The Company is required to set aside funds for various activities that arise in the normal course of business including, but not limited to, insurance contracts, legal matters and other agreements. These funds typically have legal restrictions associated with them and are deposited in an escrow account or are held in a separately identifiable account by the Company.

The following table provides a reconciliation of cash, cash equivalents and restricted cash presented in the consolidated balance sheets to the total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows:

Reconciliation of Cash, Cash Equivalents and Restricted Cash	Mar 31, 2018	Mar 31, 2017
In millions
Cash and cash equivalents	$5,186	$5,848
Restricted cash [1]	18	146
Total cash, cash equivalents and restricted cash	$5,204	$5,994
1. Included in "Other current assets" in the consolidated balance sheets.

NOTE 6 – INCOME TAXES
On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted. The Act reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, creates new provisions related to foreign sourced earnings, eliminates the domestic manufacturing deduction and moves towards a territorial system. At March 31, 2018, the Company had not completed its accounting for the tax effects of The Act; however, as described below, the Company made reasonable estimates of the effects on its existing deferred tax balances and the one-time transition tax. In accordance with Staff Accounting Bulletin 118, income tax effects of The Act may be refined upon obtaining, preparing, or analyzing additional information during the measurement period and such changes could be material. During the measurement period, provisional amounts may also be adjusted for the effects, if any, of interpretative guidance issued by U.S. regulatory and standard-setting bodies.

•
As a result of The Act, the Company remeasured its U.S. federal deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent. However, the Company is still analyzing certain aspects of The Act and refining its calculations. In the first quarter of 2018, the provisional amount recorded related to the remeasurement of the Company's deferred tax balance was a benefit of $31 million to “Provision for income taxes," resulting in a cumulative charge of $19 million since the enactment of The Act.

•
The Act requires a mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits (“E&P”), which results in a one-time transition tax. The Company has not yet completed its calculation of the total post-1986 foreign E&P for its foreign subsidiaries as E&P will not be finalized until the DowDuPont federal income tax return is filed. The Company has not recorded a change to the $865 million provisional charge recorded in the fourth quarter of 2017 with respect to the one-time transition tax.

•
In the first quarter of 2018, the Company recorded an indirect impact of The Act related to prepaid tax on the intercompany sale of inventory. The amount recorded related to the inventory was a $38 million charge to "Provision for income taxes."

•
For tax years beginning after December 31, 2017, The Act introduced new provisions for U.S. taxation of certain global intangible low-taxed income ("GILTI"). The Company is evaluating the policy election on whether the additional liability will be recorded in the period in which it is incurred or recognized for the basis differences that would be expected to reverse in future years.

Each year the Company files tax returns in the various national, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the tax authorities. Positions challenged by the tax authorities may be settled or appealed by the Company. As a result, there is an uncertainty in income taxes recognized in the Company’s financial statements in accordance with accounting for income taxes and accounting for uncertainty in income taxes. The ultimate resolution of such uncertainties is not expected to have a material impact on the Company's results of operations.

NOTE 7 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Mar 31, 2018	Dec 31, 2017
In millions
Finished goods	$5,682	$5,213
Work in process	2,377	1,747
Raw materials	941	898
Supplies	895	848
Total	$9,895	$8,706
Adjustment of inventories to a LIFO basis	(318)	(330)
Total inventories [1]	$9,577	$8,376

1.	In the first quarter of 2018, the Company adopted Topic 606, which resulted in a cumulative effect change to the Company's January 1, 2018 "Inventories" balance. See Note 1 for additional information.

Total inventories increased $1,201 million from December 31, 2017, primarily due to the build-up of inventories in preparation of planned maintenance turnaround activity and an increase in inventories purchased from Sadara Chemical Company ("Sadara") under a marketing agreement.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the carrying amount of goodwill:

Goodwill
In millions
Net goodwill at Dec 31, 2017	$13,938
Foreign currency impact	109
Net goodwill at Mar 31, 2018	$14,047

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	Mar 31, 2018			Dec 31, 2017
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$3,258	$(1,741)	$1,517	$3,263	$(1,690)	$1,573
Software	1,468	(815)	653	1,420	(780)	640
Trademarks/tradenames	692	(581)	111	697	(570)	127
Customer-related	5,079	(2,021)	3,058	5,035	(1,965)	3,070
Other	244	(160)	84	245	(156)	89
Total other intangible assets, finite lives	$10,741	$(5,318)	$5,423	$10,660	$(5,161)	$5,499
In-process research and development	50	—	50	50	—	50
Total other intangible assets	$10,791	$(5,318)	$5,473	$10,710	$(5,161)	$5,549

The following table provides information regarding amortization expense related to other intangible assets:

Amortization Expense	Three Months Ended
In millions	Mar 31, 2018	Mar 31, 2017
Other intangible assets, excluding software	$159	$155
Software, included in “Cost of sales”	$23	$20

Total estimated amortization expense for 2018 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
2018	$723
2019	$675
2020	$637
2021	$604
2022	$531
2023	$505

NOTE 9 – TRANSFERS OF FINANCIAL ASSETS
The Company has historically sold trade accounts receivable of select North American entities and qualifying trade accounts receivable of select European entities on a revolving basis to certain multi-seller commercial paper conduit entities ("conduits"). The proceeds received are comprised of cash and interests in specified assets of the conduits (the receivables sold by the Company) that entitle the Company to the residual cash flows of such specified assets in the conduits after the commercial paper has been repaid. Neither the conduits nor the investors in those entities have recourse to other assets of the Company in the event of nonpayment by the debtors.

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

Interests Held	Mar 31, 2018	Dec 31, 2017
In millions
Carrying value of interests held	$234	$677
Percentage of anticipated credit losses	5.98%	2.64%
Impact to carrying value - 10% adverse change	$—	$—
Impact to carrying value - 20% adverse change	$—	$1

Credit losses, net of any recoveries, on receivables sold were insignificant for the three months ended March 31, 2018 and 2017.

Following is an analysis of certain cash flows between the Company and the conduits:

Cash Proceeds	Three Months Ended
In millions	Mar 31, 2018	Mar 31, 2017
Collections reinvested in revolving receivables	$—	$5,681
Interests in conduits [1]	$445	$551

1.
Presented in "Investing Activities" in the consolidated statements of cash flows in accordance with ASU 2016-15. See Notes 1 and 2 for additional information. In connection with the review and implementation of ASU 2016-15, the Company also changed the prior year value of “Interests in conduits” due to additional interpretive guidance of the required method for calculating the cash received from beneficial interests in the conduits.

Following is additional information related to the sale of receivables under these facilities:

Trade Accounts Receivable Sold	Mar 31, 2018	Dec 31, 2017
In millions
Delinquencies on sold receivables still outstanding	$42	$82
Trade accounts receivable outstanding and derecognized	$247	$612

NOTE 10 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable	Mar 31, 2018	Dec 31, 2017
In millions
Commercial paper	$500	$231
Notes payable to banks and other lenders	292	253
Total notes payable	$792	$484
Period-end average interest rates	3.90%	4.42%

Long-Term Debt	2018 Average Rate	Mar 31, 2018	2017 Average Rate	Dec 31, 2017
In millions
Promissory notes and debentures:
Final maturity 2018	5.78%	$339	5.78%	$339
Final maturity 2019	8.55%	2,122	8.55%	2,122
Final maturity 2020	4.46%	1,547	4.46%	1,547
Final maturity 2021	4.71%	1,424	4.71%	1,424
Final maturity 2022	3.50%	1,373	3.50%	1,373
Final maturity 2023	7.64%	325	7.64%	325
Final maturity 2024 and thereafter	5.92%	6,857	5.92%	6,857
Other facilities:
U.S. dollar loans, various rates and maturities	2.89%	4,564	2.44%	4,564
Foreign currency loans, various rates and maturities	3.00%	841	3.00%	814
Medium-term notes, varying maturities through 2025	3.23%	853	3.20%	873
Tax-exempt bonds, varying maturities through 2033	5.69%	328	5.66%	343
Capital lease obligations		280		282
Unamortized debt discount and issuance costs		(337)		(346)
Long-term debt due within one year [1]		(920)		(752)
Long-term debt		$19,596		$19,765

1.	Presented net of current portion of unamortized debt issuance costs.

Maturities of Long-Term Debt For Next Five Years at Mar 31, 2018 [1]
In millions
2018	$809
2019	$6,932
2020	$1,834
2021	$1,575
2022	$1,496
2023	$469

1.	Assumes the option to extend a term loan facility related to the Dow Silicones ownership restructure will be exercised.

In March 2018, the Company gave notice to call $75 million of 5.9 percent tax-exempt bonds due 2038 in the second quarter of 2018.

Available Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at Mar 31, 2018
In millions	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility	March 2015	$5,000	$5,000	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2019	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	280	280	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	August 2015	200	200	March 2020	Floating rate
Bilateral Revolving Credit Facility	May 2016	200	200	May 2018	Floating rate
Bilateral Revolving Credit Facility	July 2016	200	200	July 2018	Floating rate
Bilateral Revolving Credit Facility	August 2016	100	100	August 2018	Floating rate
Term Loan Facility	February 2016	4,500	—	December 2019	Floating rate
Total Committed and Available Credit Facilities		$10,880	$6,380

Term Loan Facility
In connection with the ownership restructure of Dow Silicones on May 31, 2016, Dow Silicones incurred $4.5 billion of indebtedness under a certain third party credit agreement ("Term Loan Facility"). The Company subsequently guaranteed the obligations of Dow Silicones under the Term Loan Facility and, as a result, the covenants and events of default applicable to the Term Loan Facility are substantially similar to the covenants and events of default set forth in the Company's Five Year Competitive Advance and Revolving Credit Facility. In the second quarter of 2017, Dow Silicones exercised a 364-day extension option making amounts borrowed under the Term Loan Facility repayable on May 29, 2018, and amended the Term Loan Facility to include an additional 19-month extension option, at Dow Silicones' election, upon satisfaction of certain customary conditions precedent. On February 8, 2018, Dow Silicones delivered a notice of intent to exercise the 19-month extension option on the Term Loan Facility.

Debt Covenants and Default Provisions
There were no material changes to the debt covenants and default provisions related to the Company's outstanding long-term debt and primary, private credit agreements in the first three months of 2018. For additional information on the Company's debt covenants and default provisions, see Note 15 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

NOTE 11 – COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At March 31, 2018, the Company had accrued obligations of $868 million for probable environmental remediation and restoration costs, including $150 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2017, the Company had accrued obligations of $878 million for probable environmental remediation and restoration costs, including $152 million for the remediation of Superfund sites.

Litigation
Asbestos-Related Matters of Union Carbide Corporation
A summary of Asbestos-Related Matters of Union Carbide Corporation can be found in Note 16 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

Based on the December 2017 Ankura review and Union Carbide's own review of the data, Union Carbide's total asbestos-related liability through the terminal year of 2049, including asbestos-related defense and processing costs, was $1,369 million at December 31, 2017, and included in “Accrued and other current liabilities” and “Asbestos-related liabilities - noncurrent” in the consolidated balance sheets.

Each quarter, Union Carbide reviews claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. Union Carbide also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of Union Carbide and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. Union Carbide's management considers all these factors in conjunction with the most recent Ankura study and determines whether a change in the estimate is warranted. Based on Union Carbide's review of 2018 activity, it was determined that no adjustment to the accrual was required at March 31, 2018.

Union Carbide’s asbestos-related liability for pending and future claims and defense and processing costs was $1,339 million at March 31, 2018, and approximately 16 percent of the recorded liability related to pending claims and approximately 84 percent related to future claims.

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

Bayer CropScience v. Dow AgroSciences ICC Arbitration
A summary of the Bayer CropScience v. Dow AgroSciences ICC Arbitration can be found in Note 16 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

On August 13, 2012, Bayer CropScience AG and Bayer CropScience NV (together, “Bayer”) filed a request for arbitration with the International Chamber of Commerce ("ICC") International Court of Arbitration against Dow AgroSciences LLC, a wholly owned subsidiary of the Company, and other subsidiaries of the Company (collectively, “DAS”) under a 1992 license agreement executed by predecessors of the parties (the “License Agreement”). In its request for arbitration, Bayer alleged that (i) DAS breached the License Agreement, (ii) the License Agreement was properly terminated with no ongoing rights to DAS, (iii) DAS infringed its patent rights related to the use of the pat gene in certain soybean and cotton seed products, and (iv) Bayer was entitled to monetary damages and injunctive relief. DAS denied that it breached the License Agreement and asserted that the License Agreement remained in effect because it was not properly terminated. DAS also asserted that all of Bayer’s patents at issue are invalid and/or not infringed, and, therefore, for these reasons (and others), a license was not required.

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

Rocky Flats Matter
A summary of the Rocky Flats Matter can be found in Note 16 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

The Company and Rockwell International Corporation ("Rockwell") (collectively, the "defendants") were defendants in a class action lawsuit filed in 1990 on behalf of property owners ("plaintiffs") in Rocky Flats, Colorado, who asserted claims for nuisance and trespass based on alleged property damage caused by plutonium releases from a nuclear weapons facility owned by the U.S. Department of Energy ("DOE") but operated by Dow and Rockwell. The plaintiffs tried their case as a public liability action under the Price Anderson Act ("PAA"). Dow and Rockwell litigated this matter in the U.S. District Court for the District of Colorado ("District Court"), the U.S. Tenth Circuit Court of Appeals and then filed a petition for writ of certiorari in the United States Supreme Court. On May 18, 2016, Dow, Rockwell and the plaintiffs entered into a settlement agreement for $375 million, of which $131 million was paid by Dow. The DOE authorized the settlement pursuant to the PAA and the nuclear hazards indemnity provisions contained in Dow's and Rockwell's contracts. On April 28, 2017, the District Court conducted a fairness hearing and granted final judgment approving the class settlement and dismissed class claims against the defendants ("final judgment order").

On December 13, 2016, the United States Civil Board of Contract Appeals unanimously ordered the United States government to pay the amounts stipulated in the settlement agreement. On January 17, 2017, the Company received a full indemnity payment of $131 million from the United States government for Dow's share of the class settlement. On January 26, 2017, the Company placed $130 million in an escrow account for the settlement payment owed to the plaintiffs. The funds were subsequently released from escrow as a result of the final judgment order. The litigation is now concluded.

Dow Silicones Chapter 11 Related Matters
A summary of the Dow Silicones Chapter 11 Related Matters can be found in Note 16 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Introduction
In 1995, Dow Silicones, then a 50:50 joint venture between Dow and Corning Incorporated ("Corning"), voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code in order to resolve Dow Silicones’ breast implant liabilities and related matters (the “Chapter 11 Proceeding”). Dow Silicones emerged from the Chapter 11 Proceeding on June 1, 2004 (the “Effective Date”) and is implementing the Joint Plan of Reorganization (the “Plan”). The Plan provides funding for the resolution of breast implant and other product liability litigation covered by the Chapter 11 Proceeding and provides a process for the satisfaction of commercial creditor claims in the Chapter 11 Proceeding. As of June 1, 2016, Dow Silicones is a wholly owned subsidiary of Dow.

Breast Implant and Other Product Liability Claims
Under the Plan, a product liability settlement program administered by an independent claims office (the “Settlement Facility”) was created to resolve breast implant and other product liability claims. Product liability claimants rejecting the settlement program in favor of pursuing litigation must bring suit against a litigation facility (the “Litigation Facility”). Dow Silicones has an obligation to fund the Settlement Facility and the Litigation Facility over a 16-year period, commencing at the Effective Date. At March 31, 2018, Dow Silicones and its insurers have made life-to-date payments of $1,762 million to the Settlement Facility and the Settlement Facility reported an unexpended balance of $130 million.

Dow Silicones' liability for breast implant and other product liability claims ("Implant Liability") was $263 million at March 31, 2018 ($263 million at December 31, 2017), which was included in "Other noncurrent obligations" in the consolidated balance sheets. Dow Silicones is not aware of circumstances that would change the factors used in estimating the Implant Liability and believes the recorded liability reflects the best estimate of the remaining funding obligations under the Plan; however, the estimate relies upon a number of significant assumptions, including: future claim filing levels in the Settlement Facility will be similar to those in a prior settlement program, which management uses to estimate future claim filing levels for the Settlement Facility; future acceptance rates, disease mix, and payment values will be materially consistent with historical experience; no material negative outcomes in future controversies or disputes over Plan interpretation will occur; and the Plan will not be modified. If actual outcomes related to any of these assumptions prove to be materially different, the future liability to fund the Plan may be materially different than the amount estimated. If Dow Silicones was ultimately required to fund the full liability up to the maximum capped value, the liability would be $2,015 million at March 31, 2018.

Commercial Creditor Issues
The Plan provides that each of Dow Silicones' commercial creditors (the “Commercial Creditors”) would receive in cash the sum of (a) an amount equal to the principal amount of their claims and (b) interest on such claims. The actual amount of interest that will ultimately be paid to these Commercial Creditors is uncertain due to pending litigation between Dow Silicones and the Commercial Creditors regarding the appropriate interest rates to be applied to outstanding obligations from the 1995 bankruptcy filing date through the Effective Date, as well as the presence of any recoverable fees, costs and expenses. Upon the Plan becoming effective, Dow Silicones paid approximately $1,500 million to the Commercial Creditors, representing principal and an amount of interest that Dow Silicones considers undisputed. At March 31, 2018, the liability related to Dow Silicones' potential obligation to pay additional interest to its Commercial Creditors in the Chapter 11 Proceeding was $79 million and is included in "Accrued and other current liabilities" in the consolidated balance sheets ($78 million at December 31, 2017). The actual amount of interest that will be paid to these creditors is uncertain and will ultimately be resolved through continued proceedings in the District Court.

Indemnifications
In connection with the June 1, 2016, ownership restructure of Dow Silicones, the Company is indemnified by Corning for 50 percent of future losses associated with certain pre-closing liabilities, including the Implant Liability and Commercial Creditors matters described above, subject to certain conditions and limits. The maximum amount of indemnified losses which may be recovered are subject to a cap that declines over time. No indemnification assets were recorded at March 31, 2018 or December 31, 2017.

Summary
The amounts recorded by Dow Silicones for the Chapter 11 related matters described above were based on current, known facts, which management believes reflect reasonable and probable estimates of the liability. However, future events could cause the actual costs for Dow Silicones to be higher or lower than those projected or those recorded. Any such events could result in an increase or decrease in the recorded liability.

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

Gain Contingency - Dow v. Nova Chemicals Corporation Patent Infringement Matter
A summary of the Dow v. Nova Chemicals Corporation Patent Infringement Matter can be found in Note 16 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

On December 9, 2010, Dow filed suit in the Federal Court in Ontario, Canada ("Federal Court") alleging that Nova Chemicals Corporation ("Nova") was infringing the Company's Canadian polyethylene patent 2,106,705. Nova counterclaimed on the grounds of invalidity and non-infringement. On June 29, 2017, the Federal Court issued a Confidential Supplemental Judgment, concluding that Nova must pay $645 million Canadian dollars (equivalent to $495 million U.S. dollars) to Dow, plus pre- and post-judgment interest, for which Dow received payment of $501 million from Nova on July 6, 2017. Although Nova is appealing portions of the damages judgment, certain portions of it are indisputable and will be owed to Dow regardless of the outcome of any further appeals by Nova. At March 31, 2018, the Company had $341 million ($341 million at December 31, 2017) included in "Other noncurrent obligations" related to the disputed portion of the damages judgment. Dow is confident of its chances of defending the entire judgment on appeal, particularly the trial court's determinations on important factual issues, which will be accorded deferential review on appeal.

Guarantees
The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees	Mar 31, 2018			Dec 31, 2017
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2023	$4,766	$37	2023	$4,774	$49
Residual value guarantees	2027	914	133	2027	889	135
Total guarantees		$5,680	$170		$5,663	$184

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

The Company has entered into guarantee agreements ("Guarantees") related to project financing for Sadara, a nonconsolidated affiliate. The total of an Islamic bond and additional project financing (collectively “Total Project Financing”) obtained by Sadara is approximately $12.5 billion. Sadara had $12.4 billion of Total Project Financing outstanding at March 31, 2018 ($12.4 billion at December 31, 2017). The Company's guarantee of the Total Project Financing is in proportion to the Company's 35 percent ownership interest in Sadara, or up to approximately $4.4 billion when the project financing is fully drawn. The Guarantees will be released upon completion of construction of the Sadara complex and satisfactory fulfillment of certain other conditions, including passage of an extensive operational testing program, which is anticipated by the end of 2018 or first half of 2019, and must occur no later than December 2020.

Residual Value Guarantees
The Company provides guarantees related to leased assets specifying the residual value that will be available to the lessor at lease termination through sale of the assets to the lessee or third parties.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes and after-tax balances of each component of accumulated other comprehensive loss ("AOCL") for the three months ended March 31, 2018 and 2017:

Accumulated Other Comprehensive Loss [1]	Unrealized Gains (Losses) on Investments	Cumulative Translation Adj	Pension and Other Postretire Benefits	Derivative Instruments	Accum Other Comp Loss
In millions
Balance at Jan 1, 2017	$43	$(2,381)	$(7,389)	$(95)	$(9,822)
Other comprehensive income (loss) before reclassifications	25	239	—	(42)	222
Amounts reclassified from accumulated other comprehensive income (loss)	(8)	—	102	(8)	86
Net other comprehensive income (loss)	$17	$239	$102	$(50)	$308
Balance at Mar 31, 2017	$60	$(2,142)	$(7,287)	$(145)	$(9,514)

Balance at Jan 1, 2018 [2]	$17	$(1,481)	$(6,998)	$(109)	$(8,571)
Other comprehensive income (loss) before reclassifications	(26)	376	—	(16)	334
Amounts reclassified from accumulated other comprehensive income (loss)	1	—	126	22	149
Net other comprehensive income (loss)	$(25)	$376	$126	$6	$483
Balance at Mar 31, 2018	$(8)	$(1,105)	$(6,872)	$(103)	$(8,088)

1.	Prior year amounts have been updated to conform with the current year presentation.

2.	The beginning balance of "Unrealized gains (losses) on investments" was increased by $20 million to reflect the impact of the adoption of ASU 2016-01. See Notes 1 and 2 for additional information.

The tax effects on the net activity related to each component of other comprehensive income (loss) for the three months ended March 31, 2018 and 2017 were as follows:

Tax Benefit (Expense)	Three Months Ended
In millions	Mar 31, 2018	Mar 31, 2017
Unrealized gains (losses) on investments	$(6)	$8
Cumulative translation adjustments	(5)	18
Pension and other postretirement benefit plans	28	47
Derivative instruments	(3)	(14)
Tax benefit from income taxes related to other comprehensive income (loss) items	$14	$59

A summary of the reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017 is provided as follows:

Reclassifications Out of Accumulated Other Comprehensive Loss	Three Months Ended		Consolidated Statements of Income Classification
In millions	Mar 31, 2018	Mar 31, 2017
Unrealized gains (losses) on investments	$2	$(12)	See (1) below
Tax (benefit) expense	(1)	4	See (2) below
After tax	$1	$(8)
Pension and other postretirement benefit plans	$154	$149	See (3) below
Tax benefit	(28)	(47)	See (2) below
After tax	$126	$102
Derivative instruments	$27	$(7)	See (4) below
Tax benefit	(5)	(1)	See (2) below
After tax	$22	$(8)
Total reclassifications for the period, after tax	$149	$86

1.	"Net sales" and "Sundry income (expense) - net."

2.	"Provision for income taxes."

3.
These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost of the Company's pension and other postretirement benefit plans. See Note 14 for additional information.

4.	"Cost of sales," "Sundry income (expense) - net" and "Interest expense and amortization of debt discount."

NOTE 13 – NONCONTROLLING INTERESTS
Ownership interests in the Company's subsidiaries held by parties other than the Company are presented separately from the Company's equity in the consolidated balance sheets as "Noncontrolling interests." The amount of consolidated net income attributable to the Company and the noncontrolling interests are both presented on the face of the consolidated statements of income.

The following table summarizes the activity for equity attributable to noncontrolling interests for the three months ended March 31, 2018 and 2017:

Noncontrolling Interests	Three Months Ended
In millions	Mar 31, 2018	Mar 31, 2017
Balance at beginning of period	$1,186	$1,242
Net income attributable to noncontrolling interests	35	27
Distributions to noncontrolling interests	(24)	(21)
Cumulative translation adjustments	(6)	25
Other	(1)	1
Balance at end of period	$1,190	$1,274

NOTE 14 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
The following table provides the components of the Company's net periodic benefit cost for all significant plans:

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended
In millions	Mar 31, 2018	Mar 31, 2017
Defined Benefit Pension Plans:
Service cost	$133	$125
Interest cost	218	219
Expected return on plan assets	(406)	(383)
Amortization of prior service credit	(6)	(6)
Amortization of net loss	171	157
Net periodic benefit cost	$110	$112

Other Postretirement Benefits:
Service cost	$3	$3
Interest cost	11	14
Amortization of net gain	(6)	(2)
Net periodic benefit cost	$8	$15

On January 1, 2018, the Company adopted ASU 2017-07, which impacted the presentation of the components of net periodic benefit cost in the consolidated statements of income. Net periodic benefit cost, other than the service cost component, is retrospectively included in "Sundry income (expense) - net" in the consolidated statements of income. See Notes 1, 2 and 5 for additional information.

NOTE 15 – STOCK-BASED COMPENSATION
A summary of the Company's stock-based compensation plans can be found in Note 20 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Stock Incentive Plan
The Company grants stock-based compensation to employees and non-employee directors under The Dow Chemical Company Amended and Restated 2012 Stock Incentive Plan (the "2012 Plan"). In connection with the Merger, on August 31, 2017, all outstanding Dow stock options and deferred stock awards were converted into stock options and deferred stock awards with respect to DowDuPont common stock. The stock options and deferred stock awards have the same terms and conditions under the applicable plans and award agreements prior to the Merger. Dow and DuPont did not merge their stock-based compensation plans as a result of the Merger. The Dow and DuPont stock-based compensation plans were assumed by DowDuPont and continue in place with the ability to grant and issue DowDuPont common stock.

Most of the Company's stock-based compensation awards are granted in the first quarter of each year. In the first quarter of 2018, the Company granted the following stock-based compensation awards to employees under the 2012 Plan:

•	6.3 million stock options with a weighted-average exercise price of $71.85 per share and a weighted-average fair value of $15.46 per share; and

•	1.9 million shares of restricted stock units (formerly termed deferred stock) with a weighted-average fair value of $71.83 per share.

Effective with the first quarter of 2018 grant, the Company began using the Black-Scholes option valuation model to estimate the fair value of stock options. This valuation methodology was adopted as a result of the Merger to align valuation methodologies with DuPont and better align with industry practice.

NOTE 16 – FINANCIAL INSTRUMENTS
The following table summarizes the fair value of financial instruments at March 31, 2018 and December 31, 2017:

Fair Value of Financial Instruments	Mar 31, 2018				Dec 31, 2017
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents [1]	$1,421	$1	$—	$1,422	$2,280	$—	$—	$2,280
Marketable securities	$11	$—	$—	$11	$4	$—	$—	$4
Other investments:
Debt securities:
Government debt [2]	$551	$8	$(17)	$542	$637	$13	$(11)	$639
Corporate bonds	986	26	(19)	993	704	32	(3)	733
Total debt securities	$1,537	$34	$(36)	$1,535	$1,341	$45	$(14)	$1,372
Equity securities [3]	$148	$20	$(17)	$151	$164	$2	$(26)	$140
Total other investments	$1,685	$54	$(53)	$1,686	$1,505	$47	$(40)	$1,512
Total cash equivalents, marketable securities and other investments	$3,117	$55	$(53)	$3,119	$3,789	$47	$(40)	$3,796
Long-term debt including debt due within one year [4]	$(20,516)	$32	$(1,607)	$(22,091)	$(20,517)	$6	$(2,104)	$(22,615)
Derivatives relating to:
Interest rates	$—	$—	$(3)	$(3)	$—	$—	$(4)	$(4)
Commodities [5]	—	97	(246)	(149)	—	130	(256)	(126)
Foreign currency	—	21	(71)	(50)	—	22	(112)	(90)
Total derivatives	$—	$118	$(320)	$(202)	$—	$152	$(372)	$(220)

1.	Updated to conform with the current year presentation.

2.	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

3.	Equity securities with a readily determinable fair value. Presented in accordance with ASU 2016-01. See Notes 1 and 2 for additional information.

4.	Cost includes fair value hedge adjustments of $18 million at March 31, 2018 and $19 million at December 31, 2017.

5.	Presented net of cash collateral.

Cash Equivalents
At March 31, 2018, the Company had $748 million ($1,771 million at December 31, 2017) of held-to-maturity securities (primarily treasury bills and time deposits) classified as cash equivalents, as these securities had maturities of three months or less at the time of purchase. The Company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. At March 31, 2018, the Company had investments in money market funds of $671 million classified as cash equivalents ($509 million at December 31, 2017). At March 31, 2018, the Company had investments with maturities of less than three months at the time of purchase of $2 million (zero at December 31, 2017).

Marketable Securities
At March 31, 2018, the Company had $11 million ($4 million at December 31, 2017) of debt securities with maturities of less than one year at the time of purchase.

Debt Securities
The Company's investments in debt securities are primarily classified as available-for-sale. The following table summarizes the contractual maturities of the Company’s investments in debt securities:

Contractual Maturities of Debt Securities at Mar 31, 2018	Amortized Cost	Fair Value
In millions
Within one year	$22	$24
One to five years	421	423
Six to ten years	776	763
After ten years	318	325
Total	$1,537	$1,535

The following table provides the investing results from available-for-sale securities for the three months ended March 31, 2018 and 2017:

Investing Results [1]	Three Months Ended
In millions	Mar 31, 2018	Mar 31, 2017
Proceeds from sales of available-for-sale securities	$348	$69
Gross realized gains	$7	$1
Gross realized losses	$(9)	$—

1.	Prior year amounts were updated to conform with the current year presentation as a result of the adoption of ASU 2016-01.

Equity Securities
The Company’s investments in equity securities with a readily determinable fair value totaled $151 million at March 31, 2018 ($140 million at December 31, 2017). The net unrealized gain recognized in earnings on equity securities totaled $9 million for the three months ended March 31, 2018. The aggregate carrying value of the Company’s investments in equity securities where fair value is not readily determinable totaled $58 million at March 31, 2018, reflecting the cost of the investment. There were no adjustments to the cost basis of these investments for impairment or observable price changes for the three months ended March 31, 2018.

Repurchase and Reverse Repurchase Agreement Transactions
The Company enters into repurchase and reverse repurchase agreements. These transactions are accounted for as collateralized borrowings and lending transactions bearing a specified rate of interest and are short-term in nature with original maturities of 30 days or less. The underlying collateral is typically treasury bills with longer maturities than the repurchase agreement. The impact of these transactions is not material to the Company’s results. There were no repurchase or reverse repurchase agreements outstanding at March 31, 2018 and December 31, 2017.

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

The Company’s risk management program for interest rate, foreign currency and commodity risks is based on fundamental, mathematical and technical models that take into account the implicit cost of hedging. Risks created by derivative instruments and the mark-to-market valuations of positions are strictly monitored at all times, using value-at-risk and stress tests. Counterparty credit risk arising from these contracts is not significant because the Company minimizes counterparty concentration, deals primarily with major financial institutions of solid credit quality, and the majority of its hedging transactions mature in less than three months. In addition, the Company minimizes concentrations of credit risk through its global orientation by transacting with large, internationally diversified financial counterparties. It is the Company’s policy to not have credit risk-related contingent features in its derivative instruments. No significant concentration of counterparty credit risk existed at March 31, 2018. The Company does not anticipate losses from credit risk, and the net cash requirements arising from counterparty risk associated with risk management activities are not expected to be material in 2018.

The Company revises its strategies as market conditions dictate and management reviews its overall financial strategies and the impacts from using derivatives in its risk management program with the Company’s senior leadership who also reviews these strategies with the DowDuPont Board of Directors and/or relevant committees thereof.

The notional amounts of the Company's derivative instruments were as follows:

Notional Amounts	Mar 31, 2018	Dec 31, 2017
In millions
Derivatives designated as hedging instruments:
Interest rate swaps	$175	$185
Foreign currency contracts	$10,306	$8,414
Derivatives not designated as hedging instruments:
Foreign currency contracts	$21,763	$14,231

Commodity Gross Aggregate Notional Amounts	Mar 31, 2018	Dec 31, 2017	Notional Volume Unit

Derivatives designated as hedging instruments:
Corn	—	2.8	million bushels
Crude Oil	8.2	4.2	million barrels
Ethane	9.2	10.4	million barrels
Naphtha Price Spread	275.0	—	kilotons
Natural Gas	325.7	363.3	million British thermal units
Propane	6.2	8.9	million barrels
Soybeans	—	1.1	million bushels
Derivatives not designated as hedging instruments:
Ethane	1.7	1.9	million barrels
Gasoline	0.2	—	million barrels
Naphtha Price Spread	90.0	60.0	kilotons
Normal Butane	0.2	0.2	million barrels
Propane	3.5	1.8	million barrels

Interest Rate Risk Management
The main objective of interest rate risk management is to reduce the total funding cost to the Company and to alter the interest rate exposure to the desired risk profile. To achieve this objective, the Company hedges using interest rate swaps, “swaptions” and exchange-traded instruments.

Foreign Currency Risk Management
The global nature of Dow’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global basis, the Company has assets, liabilities and cash flows in currencies other than the U.S. dollar. The primary objective of the Company’s foreign exchange risk management is to optimize the U.S. dollar value of net assets and cash flows, keeping the adverse impact of currency movements to a minimum. To achieve this objective, the Company hedges on a net exposure basis using foreign currency forward contracts, over-the-counter option contracts, cross-currency swaps and non-derivative instruments in foreign currencies. Exposures primarily relate to assets, liabilities and bonds denominated in foreign currencies, as well as economic exposure, which is derived from the risk that currency fluctuations could affect the dollar value of future cash flows related to operating activities.

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

The Company had open interest rate derivatives designated as cash flow hedges at March 31, 2018, with a net loss included in AOCL of $2 million after tax (net loss of $3 million after tax at December 31, 2017).

The Company had open foreign currency contracts designated as cash flow hedges of the currency risk associated with forecasted feedstock transactions not extending beyond 2019. The effective portion of the mark-to-market effects of the foreign currency contracts is recorded in AOCL; it is reclassified to income in the same period or periods that the underlying feedstock purchase affects income. The net loss from the foreign currency hedges included in AOCL at March 31, 2018 was $18 million after tax (net loss of $19 million after tax at December 31, 2017).

Commodity swaps, futures and option contracts with maturities of not more than 60 months are utilized and designated as cash flow hedges of forecasted commodity purchases. Current open contracts hedge forecasted transactions until December 2022. The effective portion of the mark-to-market effect of the cash flow hedge instrument is recorded in AOCL; it is reclassified to income in the same period or periods that the underlying commodity purchase affects income. The net loss from commodity hedges included in AOCL at March 31, 2018 was $108 million after tax ($73 million after tax loss at December 31, 2017).

Net Foreign Investment Hedges
For derivative instruments that are designated and qualify as net foreign investment hedges, the effective portion of the gain or loss on the derivative is included in “Cumulative Translation Adjustments” in AOCL. The Company had open foreign currency contracts designated as net foreign investment hedges at March 31, 2018 and December 31, 2017. In addition, at March 31, 2018, the Company had outstanding foreign-currency denominated debt designated as a hedge of net foreign investment of $188 million ($177 million at December 31, 2017). The results of hedges of the Company’s net investment in foreign operations included in “Cumulative Translation Adjustments” in AOCL was a net loss after tax of $43 million at March 31, 2018 (net loss after tax of $76 million at December 31, 2017).

Reclassification from AOCL
The net after-tax amounts to be reclassified from AOCL to income within the next 12 months are a $1 million loss for interest rate contracts, a $38 million loss for commodity contracts and a $19 million loss for foreign currency contracts.

The following tables provide the fair value and gross balance sheet classification of derivative instruments at March 31, 2018 and December 31, 2017:

Fair Value of Derivative Instruments		Mar 31, 2018
In millions	Balance Sheet Classification	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheets
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$65	$(61)	$4
Commodity contracts	Other current assets	13	(2)	11
Commodity contracts	Deferred charges and other assets	60	(3)	57
Total		$138	$(66)	$72
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$51	$(34)	$17
Commodity contracts	Other current assets	26	(3)	23
Commodity contracts	Deferred charges and other assets	7	(1)	6
Total		$84	$(38)	$46
Total asset derivatives		$222	$(104)	$118

Liability derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Other noncurrent obligations	$3	$—	$3
Foreign currency contracts	Accrued and other current liabilities	99	(61)	38
Commodity contracts	Accrued and other current liabilities	8	(8)	—
Commodity contracts	Other noncurrent obligations	221	(10)	211
Total		$331	$(79)	$252
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$67	$(34)	$33
Commodity contracts	Accrued and other current liabilities	32	(5)	27
Commodity contracts	Other noncurrent obligations	9	(1)	8
Total		$108	$(40)	$68
Total liability derivatives		$439	$(119)	$320

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

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding liabilities. The Company posted cash collateral of $26 million at March 31, 2018 ($21 million at December 31, 2017).

Effect of Derivative Instruments	Amount of gain (loss) recognized in OCI [1] (Effective portion)		Amount of gain (loss) recognized in income [2,3]
	Three Months Ended		Three Months Ended
In millions	Mar 31, 2018	Mar 31, 2017 [4]	Mar 31, 2018	Mar 31, 2017 [4]	Income Statement Classification
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swaps	$—	$1	$1	$2	Interest expense and amortization of debt discount
Foreign currency contracts	(16)	(5)	19	(4)	Cost of sales
Foreign currency contracts	(2)	(11)	—	(3)	Sundry income (expense) - net
Commodity contracts	(17)	(30)	7	(2)	Cost of sales
Net foreign investment hedges:
Foreign currency contracts	(36)	1	—	—
Total derivatives designated as hedging instruments	$(71)	$(44)	$27	$(7)
Derivatives not designated as hedging instruments:
Foreign currency contracts	$—	$—	$(17)	$33	Sundry income (expense) - net
Commodity contracts	—	—	13	(1)	Cost of sales
Total derivatives not designated as hedging instruments	$—	$—	$(4)	$32
Total derivatives	$(71)	$(44)	$23	$25

1.	OCI is defined as other comprehensive income (loss).

2.
For cash flow hedges, this represents the effective portion of the gain (loss) reclassified from AOCL into income during the period. For the three months ended March 31, 2018 and 2017, there was no material ineffectiveness with regard to the Company's cash flow hedges.

3.	Pretax amounts.

4.	Updated to conform with the current year presentation.

NOTE 17 – FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 22 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. If applicable, updates have been included in the respective section below.

Fair Value Measurements on a Recurring Basis
The following tables summarize the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at Mar 31, 2018 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at fair value:
Cash equivalents [1]	$—	$1,422	$—	$1,422
Marketable securities	—	11	—	11
Interests in trade accounts receivable conduits [2]	—	—	234	234
Equity securities [3]	24	127	—	151
Debt securities: [3]
Government debt [4]	—	542	—	542
Corporate bonds	—	993	—	993
Derivatives relating to: [5]
Commodities	22	84	—	106
Foreign currency	—	116	—	116
Total assets at fair value	$46	$3,295	$234	$3,575
Liabilities at fair value:
Long-term debt including debt due within one year [6]	$—	$22,091	$—	$22,091
Derivatives relating to: [5]
Interest rates	—	3	—	3
Commodities	20	250	—	270
Foreign currency	—	166	—	166
Total liabilities at fair value	$20	$22,510	$—	$22,530

1.
Treasury bills, time deposits, and money market funds included in "Cash and cash equivalents" in the consolidated balance sheets and held at amortized cost, which approximates fair value. Also includes investments with maturities of less than three months at time of acquisition.

2.	Included in "Accounts and notes receivable - Other" in the consolidated balance sheets. See Note 9 for additional information on transfers of financial assets.

3.	The Company’s investments in debt securities, which are primarily available-for-sale, and equity securities are included in “Other investments” in the consolidated balance sheets.

4.	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

5.	See Note 16 for the classification of derivatives in the consolidated balance sheets.

6.	See Note 16 for information on fair value measurements of long-term debt.

Basis of Fair Value Measurements on a Recurring Basis at Dec 31, 2017 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at fair value:
Cash equivalents [1]	$—	$2,280	$—	$2,280
Marketable securities	—	4	—	4
Interests in trade accounts receivable conduits [2]	—	—	677	677
Equity securities [3]	88	52	—	140
Debt securities: [3]
Government debt [4]	—	639	—	639
Corporate bonds	—	733	—	733
Derivatives relating to: [5]
Commodities	47	100	—	147
Foreign currency	—	126	—	126
Total assets at fair value	$135	$3,934	$677	$4,746
Liabilities at fair value:
Long-term debt including debt due within one year [6]	$—	$22,615	$—	$22,615
Derivatives relating to: [5]
Interest rates	—	4	—	4
Commodities	31	261	—	292
Foreign currency	—	216	—	216
Total liabilities at fair value	$31	$23,096	$—	$23,127

1.	Treasury bills, time deposits, and money market funds included in "Cash and cash equivalents" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

2.	Included in "Accounts and notes receivable - Other" in the consolidated balance sheets. See Note 9 for additional information on transfers of financial assets.

3.	The Company’s investments in debt securities, which are primarily available-for-sale, and equity securities are included in “Other investments” in the consolidated balance sheets.

4.	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

5.	See Note 16 for the classification of derivatives in the consolidated balance sheets.

6.	See Note 16 for information on fair value measurements of long-term debt.

The following table summarizes the changes in fair value measurements of interests held in trade receivable conduits using Level 3 inputs for the three months ended March 31, 2018 and 2017:

Fair Value Measurements Using Level 3 Inputs for Interests Held in Trade Receivable Conduits [1]	Three Months Ended
	Mar 31, 2018	Mar 31, 2017
In millions
Balance at beginning of period	$677	$1,237
Gain included in earnings [2]	2	—
Purchases [3]	—	977
Settlements [3]	(445)	(551)
Balance at end of period	$234	$1,663

1.	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets.

2.	Included in “Selling, general and administrative expenses” in the consolidated statements of income.

3.
Presented in accordance with ASU 2016-15. See Notes 1 and 2 for additional information. In connection with the review and implementation of ASU 2016-15, the Company also changed the prior year value of “Purchases” and "Settlements" due to additional interpretive guidance of the required method for calculating the cash received from beneficial interests in the conduits.

NOTE 18 – VARIABLE INTEREST ENTITIES
A summary of the Company's variable interest entities ("VIEs") can be found in Note 23 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The following table summarizes the carrying amounts of these entities' assets and liabilities included in the Company’s consolidated balance sheets at March 31, 2018 and December 31, 2017:

Assets and Liabilities of Consolidated VIEs	Mar 31, 2018	Dec 31, 2017
In millions
Cash and cash equivalents	$140	$107
Other current assets	129	131
Net property	869	907
Other noncurrent assets	51	50
Total assets [1]	$1,189	$1,195
Current liabilities	$296	$303
Long-term debt	225	249
Other noncurrent obligations	39	41
Total liabilities [2]	$560	$593

1.	All assets were restricted at March 31, 2018 and December 31, 2017.

2.	All liabilities were nonrecourse at March 31, 2018 and December 31, 2017.

In addition, the carrying amounts of assets and liabilities included in the Company’s consolidated balance sheets pertaining to an entity created to monetize accounts receivable of select European entities were current assets of $9 million (zero restricted) at March 31, 2018 ($671 million, zero restricted, at December 31, 2017), and current liabilities of less than $1 million (zero nonrecourse) at March 31, 2018 (less than $1 million, zero nonrecourse, at December 31, 2017).

Amounts presented in the consolidated balance sheets and the table above as restricted assets or nonrecourse obligations relating to consolidated VIEs at March 31, 2018 and December 31, 2017, are adjusted for intercompany eliminations and parental guarantees.

Nonconsolidated VIEs
The following table summarizes the carrying amounts of assets and liabilities included in the consolidated balance sheets at March 31, 2018 and December 31, 2017, related to variable interests in joint ventures or entities for which the Company is not the primary beneficiary. The Company's maximum exposure to loss is the same as the carrying amounts, unless otherwise noted below.

Carrying Amounts of Assets and Liabilities Related to Nonconsolidated VIEs		Mar 31, 2018	Dec 31, 2017
In millions	Description of asset or liability
Hemlock Semiconductor L.L.C.	Equity method investment [1]	$(735)	$(752)
Silicon joint ventures	Equity method investments [2]	$102	$103
AgroFresh Solutions, Inc	Equity method investment [2]	$47	$51
	Other receivable [3]	$—	$4

1.	Classified as "Other noncurrent obligations" in the consolidated balance sheets. The Company's maximum exposure to loss was zero at March 31, 2018 (zero at December 31, 2017).

2.	Classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets.

3.	Classified as "Accounts and notes receivable - Other" in the consolidated balance sheets.

NOTE 19 – RELATED PARTY TRANSACTIONS
Effective with the Merger, Dow reports transactions with DowDuPont and DuPont and its affiliates as related party transactions.

The Company has committed to fund a portion of DowDuPont's share repurchases, dividends paid to common stockholders and certain governance expenses. Funding is accomplished through intercompany loans. On a quarterly basis, the Company's Board reviews and determines a dividend distribution to DowDuPont to settle the intercompany loans. The dividend distribution considers the level of the Company’s earnings and cash flows and the outstanding intercompany loan balances. In the first quarter of 2018, the Company declared and paid dividends to DowDuPont of $1,057 million. At March 31, 2018, the Company's outstanding intercompany loan balance was insignificant (insignificant at December 31, 2017). In addition, at March 31, 2018, Dow had a receivable related to a tax sharing agreement with DowDuPont of $354 million ($354 million at December 31, 2017), included in "Accounts and notes receivable - Other" in the consolidated balance sheets.

Dow sells to and procures from DuPont and its affiliates certain feedstocks, energy and raw materials that are consumed in each company's manufacturing process. The following table presents revenue earned and expenses incurred related to transactions with DuPont and its affiliates:

Transactions with DuPont and its Affiliates	Three Months Ended Mar 31, 2018
In millions
Net sales	$43
Cost of sales	$26

Purchases from DuPont and its affiliates were $44 million in the first quarter of 2018.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
Effective August 31, 2017, pursuant to the merger of equals transaction contemplated by the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017, Dow and E. I. du Pont de Nemours and Company ("DuPont") each merged with subsidiaries of DowDuPont Inc. ("DowDuPont") and, as a result, Dow and DuPont became subsidiaries of DowDuPont (the "Merger"). Following the Merger, Dow and DuPont intend to pursue, subject to the receipt of approval by the board of directors of DowDuPont and customary closing conditions, the separation of the combined company's agriculture, materials science and specialty products businesses through one or more tax-efficient transactions ("Intended Business Separations").

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

Pursuant to General Instruction H(1)(a) and (b) for Form 10-Q “Omission of Information by Certain Wholly-Owned Subsidiaries,” the Company is filing this Form 10-Q with a reduced disclosure format. In addition, the Company has elected to make certain changes in the presentation of its Consolidated Financial Statements and Notes to the Consolidated Financial Statements to conform with the presentation adopted for DowDuPont. See Note 1 to the Consolidated Financial Statements for additional discussion of these changes.

Except as otherwise indicated by the context, the term "Union Carbide" means Union Carbide Corporation, a wholly owned subsidiary of Dow, and "Dow Silicones" means Dow Silicones Corporation (formerly known as Dow Corning Corporation, which changed its name effective as of February 1, 2018), a wholly owned subsidiary of Dow.

RECENT DEVELOPMENTS
In the first quarter of 2018, the Company commenced operation of two new production facilities on the U.S. Gulf Coast - a Low Density Polyethylene production facility and a NORDEL™ Metallocene ethylene propylene diene monomer elastomers production facility, which leverage an advantaged feedstock position to support profitable growth of the Company's high value performance plastics franchise aligned with the Packaging and Specialty Plastics principal product group.

Selected Financial Data	Three Months Ended
In millions	Mar 31, 2018	Mar 31, 2017
Net sales	$14,899	$13,230

Cost of sales ("COS")	$11,552	$10,194
Percent of net sales	77.5%	77.1%

Research and development expenses ("R&D")	$386	$419
Percent of net sales	2.6%	3.2%

Selling, general and administrative expenses ("SG&A")	$751	$759
Percent of net sales	5.0%	5.7%

Effective tax rate	20.9%	18.9%

Net income available for common stockholder	$1,342	$888

RESULTS OF OPERATIONS
Net Sales
Net sales in the first quarter of 2018 were $14.9 billion, up 13 percent from $13.2 billion in the first quarter of last year, primarily reflecting higher sales volumes, increased selling prices and the favorable impact of currency. Sales increased in all geographic regions with double-digit increases in Asia Pacific (up 21 percent) and Europe, Middle East and Africa ("EMEA") (up 20 percent). Volume increased 6 percent with gains in most principal product groups. The most notable volume increases were in Packaging and Specialty Plastics, Polyurethanes & CAV, Industrial Solutions 1 and Hydrocarbons & Energy, which was partially offset by declines in Seed, Coatings & Performance Monomers, Crop Protection, Safety & Construction and Transportation & Advanced Polymers. Volume increased in all geographic regions, including a double-digit increase in Asia Pacific (up 16 percent). Local price increased 4 percent compared with the same period last year, driven by broad-based pricing actions as well as in response to higher feedstock and raw material prices. Local price increased in all geographic regions and across all principal product groups, except Hydrocarbons & Energy, with the most notable increases in Polyurethanes & CAV, Consumer Solutions, Packaging and Specialty Plastics, Coatings & Performance Monomers and Industrial Solutions. Currency had a favorable impact of 4 percent on sales, driven primarily by EMEA (up 11 percent). Portfolio & Other decreased sales 1 percent, reflecting the recent divestitures of SKC Haas Display Films group of companies, the global Ethylene Acrylic Acid copolymers and ionomers business and a portion of Dow AgroSciences' corn seed business in Brazil.

The following table summarizes sales variances by geographic region from the prior year:

Sales Variances by Geographic Region	Three Months Ended Mar 31, 2018
	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total
Percentage change from prior year
U.S. & Canada	4%	—%	1%	(1)%	4%
EMEA	4	11	5	—	20
Asia Pacific	4	3	16	(2)	21
Latin America	7	—	1	(2)	6
Total	4%	4%	6%	(1)%	13%

Cost of Sales
COS was $11.6 billion in the first quarter of 2018, up from $10.2 billion in the first quarter of 2017. COS increased in the first quarter of 2018 primarily due to increased sales volume, higher feedstock and other raw material costs, increased planned maintenance turnaround costs and unplanned events. COS as a percentage of sales was 77.5 percent, compared with 77.1 percent in the same period last year.

Research and Development Expenses
R&D expenses totaled $386 million in the first quarter of 2018, down $33 million (8 percent) from $419 million in the first quarter of 2017. R&D expenses decreased due to cost synergies and lower performance-based compensation costs.

Selling, General and Administrative Expenses
SG&A expenses were $751 million in the first quarter of 2018, down $8 million (1 percent) from $759 million in the first quarter of last year.

Amortization of Intangibles
Amortization of intangibles was $159 million in the first quarter of 2018, up from $155 million in the first quarter of 2017. See Note 8 to the Consolidated Financial Statements for additional information on intangible assets.

1 Effective January 1, 2018, the Energy Solutions principal product group combined with Industrial Solutions.

Restructuring and Asset Related Charges (Credits) - Net
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

In the first quarter of 2018, the Company recorded pretax restructuring charges of $163 million, consisting of severance and related benefit costs of $104 million, asset write-downs and write-offs of $48 million and costs associated with exit and disposal activities of $11 million.

2016 Restructuring
In the first quarter of 2018, the Company recorded a favorable adjustment to the 2016 restructuring charge related to costs associated with exit and disposal activities of $1 million. See Note 4 to the Consolidated Financial Statements for details on the Company's restructuring activities.

Integration and Separation Costs
Integration and separation costs, which reflect costs related to the Merger, post-Merger integration and Intended Business Separation activities and the ownership restructure of Dow Silicones, were $202 million in the first quarter of 2018, up from $109 million in the first quarter of 2017.

Equity in Earnings of Nonconsolidated Affiliates
Dow's share of the earnings of nonconsolidated affiliates was $243 million in the first quarter of 2018, up from $196 million in the first quarter of 2017. The increase in earnings of nonconsolidated affiliates was primarily due to lower equity losses from Sadara Chemical Company ("Sadara") due to the continued ramp up of operations and higher earnings from the Kuwait joint ventures due to improved monoethylene glycol prices. These increases were partially offset by lower year-over-year equity earnings from the Thai joint ventures and the HSC Group, which reflected customer settlements in the first quarter of 2017 related to long-term polysilicon sales agreements.

Sundry Income (Expense) - Net
Sundry income (expense) – net includes a variety of income and expense items such as foreign currency exchange gains and losses, interest income, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other postretirement benefit plan credits or costs, and certain litigation matters. Sundry income (expense) – net in the first quarter of 2018 was income of $83 million, an increase of $527 million compared with expense of $444 million in the first quarter of 2017. The first quarter of 2017 included a $469 million loss related to the Bayer CropScience arbitration matter. See Notes 5 and 11 to the Consolidated Financial Statements for additional information.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $270 million in the first quarter of 2018, up from $219 million in the first quarter of 2017, primarily reflecting lower capitalized interest as a result of decreased capital spending.

Provision for Income Taxes
The Company's effective tax rate fluctuates based on, among other factors, where income is earned and by the level of equity earnings, since most of the earnings from the Company's equity method investments are taxed at the joint venture level.

On December 22, 2017, the Tax Cuts and Jobs Act ("The Act") was enacted. The Act reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, creates new provisions related to foreign sourced earnings, eliminates the domestic manufacturing deduction and moves towards a territorial system. The Company recorded additional adjustments related to The Act during the first quarter of 2018 which resulted in a charge of $7 million to "Provision for income taxes."

The effective tax rate for the first quarter of 2018 was 20.9 percent compared with an effective tax rate of 18.9 percent for the first quarter of 2017. The tax rate in the first quarter of 2018 was favorably impacted by the reduced U.S. federal corporate tax rate and the tax benefits related to the issuance of stock-based compensation and unfavorably impacted by non-deductible restructuring costs and certain provisions in The Act related to the taxability of foreign earnings. The tax rate for the first quarter of 2017 reflects a tax benefit from the Bayer CropScience arbitration matter and the adoption of Accounting Standards Update ("ASU") 2016-09, which resulted in the recognition of excess tax benefits related to stock-based compensation in the provision for income taxes. See Notes 6 and 11 to the Consolidated Financial Statements for additional information.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $35 million in the first quarter of 2018, up from $27 million in the first quarter of 2017.

Net Income Available for the Common Stockholder
Net income available for the common stockholder was $1,342 million in the first quarter of 2018, compared with $888 million in the first quarter of 2017. Effective with the Merger, Dow no longer has publicly traded common stock. Dow's common shares are owned solely by its parent company, DowDuPont.

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents of $5,186 million at March 31, 2018 and $6,188 million at December 31, 2017, of which $3,395 million at March 31, 2018 and $4,318 million at December 31, 2017, was held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

The Company is currently evaluating the impact of The Act on its permanent reinvestment assertion. In addition to the one-time transition tax, a deferred tax liability for withholding taxes was accrued on a portion of the unrepatriated earnings at December 31, 2017. At March 31, 2018, management believed that sufficient liquidity was available in the United States. In the event that additional foreign funds are needed in the United States, the Company has the ability to repatriate additional funds, which could result in an adjustment to the tax liability due to contributing factors such as withholding taxes and the impact of foreign currency movements. It is not practicable to calculate the unrecognized deferred tax liability on undistributed foreign earnings.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Three Months Ended
In millions	Mar 31, 2018	Mar 31, 2017 [1]
Cash provided by (used for):
Operating activities	$(158)	$(76)
Investing activities	(92)	(353)
Financing activities	(853)	(257)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	100	56
Summary
Decrease in cash, cash equivalents and restricted cash	$(1,003)	$(630)
Cash, cash equivalents and restricted cash at beginning of period	6,207	6,624
Cash, cash equivalents and restricted cash at end of period [2]	$5,204	$5,994

1.	Updated for ASU 2016-15 and ASU 2016-18. See Notes 1 and 2 to the Consolidated Financial Statements for additional information.

2.	Includes restricted cash of $18 million at March 31, 2018 and $146 million at March 31, 2017, and is included in "Other current assets" in the consolidated balance sheets.

Reclassification of Prior Period Amounts Related to Accounts Receivable Securitization
In connection with the review and implementation of ASU 2016-15, the Company changed the prior period presentation and amount of proceeds from interests in trade accounts receivable conduits due to additional interpretive guidance related to the required method for calculating the cash received from beneficial interests in the conduits. In the first three months of 2017, changes related to the calculation and presentation of proceeds from interests in trade accounts receivable conduits resulted in a total reclassification of $551 million in proceeds from cash used for operating activities to cash used for investing activities.

Cash Flows from Operating Activities
In the first three months of 2018, cash used for operating activities was $158 million compared with cash used for operating activities of $76 million in the first three months of 2017, primarily reflecting an increase in cash used for working capital requirements, which was partially offset by higher earnings.

Cash Flows from Investing Activities
In the first three months of 2018, cash used for investing activities was $92 million, primarily due to purchases of investments and capital expenditures, which were partially offset by proceeds from sales and maturities of investments and proceeds from interests in trade accounts receivable conduits. In the first three months of 2017, cash used for investing activities was $353 million, primarily due to capital expenditures and loans to Sadara, which were partially offset by proceeds from interests in trade accounts receivable conduits.

Capital spending was $423 million in the first three months of 2018, compared with $754 million in the first three months of 2017. The Company expects full year capital spending in 2018 to be approximately $3.0 billion to $3.2 billion, commensurate with depreciation and amortization expense. In addition, the Company expects an additional $100 million to $200 million of capital spending for targeted cost synergy and business separation projects.

In the first three months of 2018, the Company entered into a shareholder loan reduction agreement with Sadara and converted $70 million of the existing loan balance into equity related to this agreement. The Company expects to loan between zero and $200 million to Sadara during the remainder of 2018. All or a portion of the outstanding loans to Sadara could potentially be converted into equity in future periods.

Cash Flows from Financing Activities
In the first three months of 2018, cash used for financing activities increased compared with the same period last year due to an increase in dividends paid and a decrease in proceeds from sales/issuances of common stock, which were partially offset by an increase in cash from the issuance of commercial paper.

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

Commercial Paper
Dow issues promissory notes under its U.S. and Euromarket commercial paper programs. The Company had $500 million of commercial paper outstanding at March 31, 2018 ($231 million at December 31, 2017). The Company maintains access to the commercial paper market at competitive rates. Amounts outstanding under the Company's commercial paper programs during the period may be greater, or less than, the amount reported at the end of the period. Subsequent to March 31, 2018, the Company issued approximately $550 million of commercial paper.

Committed Credit Facilities
In the event Dow has short-term liquidity needs and is unable to issue commercial paper for any reason, Dow has the ability to access liquidity through its committed and available credit facilities. At March 31, 2018, the Company had total committed credit facilities of $10.9 billion and available credit facilities of $6.4 billion. See Note 10 to the Consolidated Financial Statements for additional information on committed and available credit facilities.

In connection with the Dow Silicones ownership restructure, on May 31, 2016, Dow Silicones incurred $4.5 billion of indebtedness under a certain third party credit agreement ("Term Loan Facility"). The Company subsequently guaranteed the obligations of Dow Silicones under the Term Loan Facility and, as a result, the covenants and events of default applicable to the Term Loan Facility are substantially similar to the covenants and events of default set forth in the Company's Five Year Competitive Advance and Revolving Credit Facility. In the second quarter of 2017, Dow Silicones exercised a 364-day extension option making amounts borrowed under the Term Loan Facility repayable on May 29, 2018, and amended the Term Loan Facility to include an additional 19-month extension option, at Dow Silicones' election, upon satisfaction of certain customary conditions precedent. On February 8, 2018, Dow Silicones delivered a notice of intent to exercise the 19-month extension option on the Term Loan Facility.

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

In the fourth quarter of 2017, the Company suspended further sales of trade accounts receivable through these facilities and began reducing outstanding balances under these facilities through collections of trade accounts receivable previously sold to such conduits. The Company has the ability to resume such sales to the conduits, subject to certain prior notice requirements, at the discretion of the Company. See Note 9 to the Consolidated Financial Statements for additional information.

Debt
As Dow continues to maintain its strong balance sheet and financial flexibility, management is focused on net debt (a non-GAAP financial measure), as Dow believes this is the best representation of the Company’s financial leverage at this point in time. As shown in the following table, net debt is equal to total gross debt minus "Cash and cash equivalents" and "Marketable securities." At March 31, 2018, net debt as a percent of total capitalization increased to 36.5 percent, compared with 35.4 percent at December 31, 2017, primarily due to a decrease in cash and cash equivalents.

Total Debt	Mar 31, 2018	Dec 31, 2017
In millions
Notes payable	$792	$484
Long-term debt due within one year	920	752
Long-term debt	19,596	19,765
Gross debt	$21,308	$21,001
- Cash and cash equivalents	$5,186	$6,188
- Marketable securities	11	4
Net debt	$16,111	$14,809
Gross debt as a percent of total capitalization	43.2%	43.7%
Net debt as a percent of total capitalization	36.5%	35.4%

Dow's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. The Company's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of the Company's consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement equals or exceeds $500 million. The ratio of the Company's consolidated indebtedness to consolidated capitalization as defined in the Five Year Competitive Advance and Revolving Credit Facility Agreement was 0.42 to 1.00 at March 31, 2018. Management believes the Company was in compliance with all of its covenants and default provisions at March 31, 2018. For information on Dow's covenants and default provisions, see Note 15 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

Credit Ratings
At April 30, 2018, the Company's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB	A-2	Stable
Moody’s Investors Service	Baa2	P-2	Stable
Fitch Ratings	BBB	F2	Rating Watch Positive

Downgrades in the Company's credit ratings will increase borrowing costs on certain indentures and could impact the Company's ability to access credit markets.

Dividends
Effective with the Merger, Dow no longer has publicly traded common stock. Dow's common shares are owned solely by its parent company, DowDuPont. The dividend includes the Company's commitment to fund a portion of DowDuPont's share repurchases, dividends paid to common stockholders and governance expenses. Funding is accomplished through intercompany loans. On a quarterly basis, the Company’s Board of Directors review and determine a dividend distribution to DowDuPont to settle the intercompany loans. The dividend distribution considers the level of the Company’s earnings and cash flows and the outstanding intercompany loan balances. In the first quarter of 2018, the Company declared and paid dividends to DowDuPont of $1,057 million. See Note 19 to the Consolidated Financial Statements for additional information.

Restructuring
The activities related to the Synergy Program and the 2016 restructuring plan are expected to result in additional cash expenditures of approximately $740 million to $810 million, primarily through the end of 2019, consisting of severance and related benefit costs and costs associated with exit and disposal activities, including environmental remediation (see Note 4 to the Consolidated Financial Statements). The Company expects to incur additional costs in the future related to its restructuring activities. Future costs are expected to include demolition costs related to closed facilities and restructuring plan implementation costs; these costs will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

Contractual Obligations
Information related to the Company’s contractual obligations, commercial commitments and expected cash requirements for interest can be found in Notes 15, 16 and 19 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. With the exception of the item noted below, there have been no material changes in the Company’s contractual obligations since December 31, 2017.

Contractual Obligations at Mar 31, 2018	Payments Due In
In millions	2018	2019-2020	2021-2022	2023 and beyond	Total
Purchase obligations [1]	$3,273	$5,037	$3,926	$7,314	$19,550

1.	Includes outstanding purchase orders and other commitments greater than $1 million obtained through a survey conducted within the Company.

Off-Balance Sheet Arrangements
Off-balance sheet arrangements are obligations the Company has with nonconsolidated entities related to transactions, agreements or other contractual arrangements. The Company holds variable interests in joint ventures accounted for under the equity method of accounting. The Company is not the primary beneficiary of these joint ventures and therefore is not required to consolidate these entities (see Note 18 to the Consolidated Financial Statements). In addition, see Note 9 to the Consolidated Financial Statements for information regarding the transfer of financial assets.

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. The Company had outstanding guarantees at March 31, 2018 of $5,680 million, up from $5,663 million at December 31, 2017. Additional information related to guarantees can be found in the "Guarantees" section of Note 11 to the Consolidated Financial Statements.

Fair Value Measurements
See Note 17 to the Consolidated Financial Statements for additional information concerning fair value measurements.

OTHER MATTERS
Recent Accounting Guidance
See Note 2 to the Consolidated Financial Statements for a summary of recent accounting guidance.

Critical Accounting Estimates
The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 10-K”) describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Dow’s accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2017 10-K. Since December 31, 2017, there have been no material changes in the Company’s accounting policies that are impacted by judgments, assumptions and estimates.

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

Asbestos-Related Claim Activity	2018	2017
Claims unresolved at Jan 1	15,427	16,141
Claims filed	1,932	1,907
Claims settled, dismissed or otherwise resolved	(3,026)	(1,566)
Claims unresolved at Mar 31	14,333	16,482
Claimants with claims against both Union Carbide and Amchem	(5,148)	(5,779)
Individual claimants at Mar 31	9,185	10,703

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Omitted pursuant to General Instruction H of Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES
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

The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred during the first quarter of 2018. For a current status of this matter, see Note 11 to the Consolidated Financial Statements.

Environmental Matters
On March 20, 2018, the Company received an informal notice that Region 6 of the U.S. Environmental Protection Agency (“EPA”), is contemplating filing a Notice of Violation with a proposed penalty for alleged violations uncovered during a prior inspection related to the management of hazardous wastes at the Company's Freeport, Texas, manufacturing facility, pursuant to the Resource Conservation and Recovery Act. Discussions between the EPA and the Company have occurred periodically following the inspection and are ongoing.

ITEM 1A. RISK FACTORS
There were no material changes in the Company's risk factors in the first quarter of 2018.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION

12.1 *	Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements.
23 *	Ankura Consulting Group, LLC's Consent.
31.1 *	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith

The Dow Chemical Company and Subsidiaries Trademark Listing

The following trademark of The Dow Chemical Company appears in this report: NORDEL

The Dow Chemical Company and Subsidiaries Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOW CHEMICAL COMPANY
Registrant
Date: May 4, 2018

/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Controller and Vice President
of Controllers and Tax