Form 10-Q
period 2018-06-30
DOW CHEMICAL CO /DE/
filed 2018-08-03
CIK 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission File Number: 1-3433
THE DOW CHEMICAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware	38-1285128
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2211 H.H. DOW WAY, MIDLAND, MICHIGAN 48674
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: 989-636-1000

2030 DOW CENTER, MIDLAND, MICHIGAN 48674
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
☐  Yes    ☑ No

At June 30, 2018, 100 shares of common stock were outstanding, all of which were held by the registrant's parent, DowDuPont Inc.

The registrant meets the conditions set forth in General Instruction H(l)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

The Dow Chemical Company
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2018

The Dow Chemical Company and Subsidiaries

Throughout this Quarterly Report on Form 10-Q, except as otherwise noted by the context, the terms "Company" or "Dow" as used herein mean The Dow Chemical Company and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may appear throughout this report including, without limitation, the section: “Management's Discussion and Analysis.” These forward-looking statements often address expected future business and financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “may,” “opportunity,” “outlook,” “plan,” “project,” “seek,” “see,” “should,” “strategy,” “will,” “would,” “target,” “will be,” “will continue,” “will likely result” and similar expressions and variations or negatives of these words. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Net sales	$15,793	$13,834	$30,692	$27,064
Cost of sales	12,400	10,761	23,952	20,955
Research and development expenses	407	408	793	827
Selling, general and administrative expenses	748	720	1,499	1,479
Amortization of intangibles	155	157	314	312
Restructuring and asset related charges (credits) - net	98	(12)	263	(13)
Integration and separation costs	231	136	433	245
Equity in earnings of nonconsolidated affiliates	231	54	474	250
Sundry income (expense) - net	5	322	88	(122)
Interest expense and amortization of debt discount	274	226	544	445
Income before income taxes	1,716	1,814	3,456	2,942
Provision for income taxes	406	455	769	668
Net income	1,310	1,359	2,687	2,274
Net income attributable to noncontrolling interests	31	38	66	65
Net income available for The Dow Chemical Company common stockholder	$1,279	$1,321	$2,621	$2,209

Depreciation	$606	$534	$1,227	$1,112
Capital expenditures	$564	$795	$987	$1,549
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Net income	$1,310	$1,359	$2,687	$2,274
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	(14)	(9)	(39)	8
Cumulative translation adjustments	(470)	387	(94)	626
Pension and other postretirement benefit plans	124	101	250	203
Derivative instruments	118	(39)	124	(89)
Total other comprehensive income (loss)	(242)	440	241	748
Comprehensive income	1,068	1,799	2,928	3,022
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(1)	40	27	93
Comprehensive income attributable to The Dow Chemical Company	$1,069	$1,759	$2,901	$2,929
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Jun 30, 2018	Dec 31, 2017
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2018: $116; 2017: $107)	$4,823	$6,188
Marketable securities	133	4
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2018: $125; 2017: $117)	8,951	7,338
Other	4,135	4,711
Inventories	9,346	8,376
Other current assets	898	627
Total current assets	28,286	27,244
Investments
Investment in nonconsolidated affiliates	3,755	3,742
Other investments (investments carried at fair value - 2018: $1,720; 2017: $1,512)	2,488	2,510
Noncurrent receivables	489	594
Total investments	6,732	6,846
Property
Property	60,761	60,426
Less accumulated depreciation	37,369	36,614
Net property (variable interest entities restricted - 2018: $786; 2017: $907)	23,392	23,812
Other Assets
Goodwill	13,894	13,938
Other intangible assets (net of accumulated amortization - 2018: $5,424; 2017: $5,161)	5,236	5,549
Deferred income tax assets	1,672	1,722
Deferred charges and other assets	1,009	829
Total other assets	21,811	22,038
Total Assets	$80,221	$79,940
Liabilities and Equity
Current Liabilities
Notes payable	$862	$484
Long-term debt due within one year	2,837	752
Accounts payable:
Trade	5,224	5,360
Other	3,939	3,062
Income taxes payable	736	694
Accrued and other current liabilities	3,294	4,025
Total current liabilities	16,892	14,377
Long-Term Debt (variable interest entities nonrecourse - 2018: $147; 2017: $249)	17,122	19,765
Other Noncurrent Liabilities
Deferred income tax liabilities	776	764
Pension and other postretirement benefits - noncurrent	10,305	10,794
Asbestos-related liabilities - noncurrent	1,179	1,237
Other noncurrent obligations	5,930	5,994
Total other noncurrent liabilities	18,190	18,789
Stockholders’ Equity
Common stock (authorized and issued 100 shares of $0.01 par value each)	—	—
Additional paid-in capital	6,861	6,553
Retained earnings	29,536	28,050
Accumulated other comprehensive loss	(9,387)	(8,591)
Unearned ESOP shares	(145)	(189)
The Dow Chemical Company’s stockholders’ equity	26,865	25,823
Noncontrolling interests	1,152	1,186
Total equity	28,017	27,009
Total Liabilities and Equity	$80,221	$79,940
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
In millions (Unaudited)	Jun 30, 2018	Jun 30, 2017
Operating Activities
Net income	$2,687	$2,274
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,666	1,517
Provision (Credit) for deferred income tax	(102)	40
Earnings of nonconsolidated affiliates less than dividends received	123	310
Net periodic pension benefit cost	219	219
Pension contributions	(377)	(381)
Net gain on sales of assets, businesses and investments	(54)	(190)
Adjustment to gain on step acquisition of nonconsolidated affiliate	41	—
Restructuring and asset related charges (credits) - net	263	(13)
Other net loss	249	252
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(1,800)	(3,233)
Inventories	(1,011)	(839)
Accounts payable	792	826
Other assets and liabilities, net	(1,146)	(883)
Cash provided by (used for) operating activities	1,550	(101)
Investing Activities
Capital expenditures	(987)	(1,549)
Investment in gas field developments	(46)	(68)
Proceeds from sales of property and businesses, net of cash divested	48	215
Investments in and loans to nonconsolidated affiliates	(2)	(484)
Distributions and loan repayments from nonconsolidated affiliates	55	54
Proceeds from sale of ownership interests in nonconsolidated affiliates	—	54
Purchases of investments	(900)	(379)
Proceeds from sales and maturities of investments	752	435
Proceeds from interests in trade accounts receivable conduits	656	1,914
Cash provided by (used for) investing activities	(424)	192
Financing Activities
Changes in short-term notes payable	346	288
Payments on long-term debt	(570)	(105)
Proceeds from issuance of parent company stock	85	—
Proceeds from sales of common stock	—	357
Employee taxes paid for share-based payment arrangements	(84)	(85)
Contingent payment for acquisition of businesses	—	(31)
Distributions to noncontrolling interests	(67)	(51)
Dividends paid to stockholders	—	(1,063)
Dividends paid to parent	(2,110)	—
Other financing activities, net	3	—
Cash used for financing activities	(2,397)	(690)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(68)	208
Summary
Decrease in cash, cash equivalents and restricted cash	(1,339)	(391)
Cash, cash equivalents and restricted cash at beginning of period	6,207	6,624
Cash, cash equivalents and restricted cash at end of period	$4,868	$6,233
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

In millions (Unaudited)	Common Stock	Add'l Paid in Capital	Retained Earnings	Accum Other Comp Loss	Unearned ESOP	Treasury Stock	Non-controlling Interests	Total Equity
2017
Balance at Dec 31, 2016	$3,107	$4,262	$30,338	$(9,822)	$(239)	$(1,659)	$1,242	$27,229
Net income available for The Dow Chemical Company common stockholders	—	—	2,209	—	—	—	—	2,209
Other comprehensive income	—	—	—	748	—	—	—	748
Dividends to stockholders	—	—	(1,115)	—	—	—	—	(1,115)
Common stock issued/sold	—	357	—	—	—	626	—	983
Stock-based compensation and allocation of ESOP shares	—	(415)	—	—	41	—	—	(374)
Impact of noncontrolling interests	—	—	—	—	—	—	(74)	(74)
Other	—	(2)	(15)	—	—	—	—	(17)
Balance at Jun 30, 2017	$3,107	$4,202	$31,417	$(9,074)	$(198)	$(1,033)	$1,168	$29,589
2018
Balance at Dec 31, 2017	$—	$6,553	$28,050	$(8,591)	$(189)	$—	$1,186	$27,009
Adoption of accounting standards (Note 1)	—	—	989	(1,037)	—	—	—	(48)
Net income available for The Dow Chemical Company common stockholder	—	—	2,621	—	—	—	—	2,621
Other comprehensive income	—	—	—	241	—	—	—	241
Dividends to parent	—	—	(2,110)	—	—	—	—	(2,110)
Issuance of parent company stock	—	85	—	—	—	—	—	85
Stock-based compensation and allocation of ESOP shares	—	223	—	—	44	—	—	267
Impact of noncontrolling interests	—	—	—	—	—	—	(34)	(34)
Other	—	—	(14)	—	—	—	—	(14)
Balance at Jun 30, 2018	$—	$6,861	$29,536	$(9,387)	$(145)	$—	$1,152	$28,017
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

Following the Merger, Dow and DuPont intend to pursue, subject to certain customary conditions, including, among others, the effectiveness of registration statements filed with the U.S. Securities and Exchange Commission and approval by the board of directors of DowDuPont, the separation of the combined company's agriculture, materials science and specialty products businesses through one or more tax-efficient transactions ("Intended Business Separations").

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

Changes to the consolidated financial statements as a result of the Merger and the retrospective application of the new accounting standards are summarized as follows:

Summary of Changes to the Consolidated Statements of Income	Three Months Ended Jun 30, 2017
In millions	As Filed	Merger Reclass [1]	ASU Impact [2]	Updated
Cost of sales	$10,764	$(1)	$(2)	$10,761
Research and development expenses	$405	$—	$3	$408
Selling, general and administrative expenses	$855	$(135)	$—	$720
Integration and separation costs	$—	$136	$—	$136
Sundry income (expense) - net	$299	$22	$1	$322
Interest income	$22	$(22)	$—	$—

Summary of Changes to the Consolidated Statements of Income	Six Months Ended Jun 30, 2017
In millions	As Filed	Merger Reclass [1]	ASU Impact [2]	Updated
Cost of sales	$20,961	$(1)	$(5)	$20,955
Research and development expenses	$821	$—	$6	$827
Selling, general and administrative expenses	$1,722	$(244)	$1	$1,479
Integration and separation costs	$—	$245	$—	$245
Sundry income (expense) - net	$(171)	$47	$2	$(122)
Interest income	$47	$(47)	$—	$—

1.
Costs associated with integration and separation activities are now separately reported as “Integration and separation costs” and were reclassified from "Cost of sales" and “Selling, general and administrative expenses.” In addition, “Interest income” was reclassified to “Sundry income (expense) - net.”

2.	Reflects changes resulting from the adoption of ASU 2017-07. See Note 2 for additional information.

Summary of Changes to the Consolidated Statements of Cash Flows	Six Months Ended Jun 30, 2017
In millions	As Filed	Merger Reclass	ASU Impact [1]	Updated
Operating Activities
Net periodic pension benefit cost	$—	$219	$—	$219
Net gain on sales of assets, businesses and investments	$—	$(190)	$—	$(190)
Net gain on sales of investments	$(53)	$53	$—	$—
Net gain on sales of property, businesses and consolidated companies	$(135)	$135	$—	$—
Net gain on sale of ownership interests in nonconsolidated affiliates	$(2)	$2	$—	$—
Other net loss	$75	$177	$—	$252
Proceeds from interests in trade accounts receivable conduits	$804	$—	$(804)	$—
Accounts and notes receivable	$(2,123)	$—	$(1,110)	$(3,233)
Accounts payable	$620	$206	$—	$826
Other assets and liabilities, net	$(279)	$(602)	$(2)	$(883)
Cash provided by (used for) operating activities	$1,815	$—	$(1,916)	$(101)
Investing Activities
Payment into escrow account	$(130)	$—	$130	$—
Distribution from escrow account	$130	$—	$(130)	$—
Acquisitions of property, businesses and consolidated companies, net of cash acquired	$(31)	$—	$31	$—
Proceeds from interests in trade accounts receivable conduits	$—	$—	$1,914	$1,914
Cash provided by (used for) investing activities	$(1,753)	$—	$1,945	$192
Financing Activities
Contingent payment for acquisition of businesses	$—	$—	$(31)	$(31)
Cash used for financing activities	$(659)	$—	$(31)	$(690)
Summary
Decrease in cash, cash equivalents and restricted cash	$(389)	$—	$(2)	$(391)
Cash, cash equivalents and restricted cash at beginning of period	$6,607	$—	$17	$6,624
Cash, cash equivalents and restricted cash at end of period	$6,218	$—	$15	$6,233

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

Summary of Changes to the Consolidated Statements of Equity	Six Months Ended Jun 30, 2017
In millions	As Filed	Merger Reclass	Updated
Dividend equivalents on participating securities	$(15)	$15	$—
Other	$—	$(15)	$(15)

Opening Balance Sheet Impact of Accounting Standards Adoption
In the first quarter of 2018, the Company adopted ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" and the associated ASUs (collectively, "Topic 606"), ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" and ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." See Note 2 for additional information on these ASUs. The cumulative effect on the Company's January 1, 2018, consolidated balance sheet as a result of adopting these accounting standards is summarized in the following table:

Summary of Impacts to the Consolidated Balance Sheet	Dec 31, 2017	Adjustments due to:			Jan 1, 2018
In millions	As Filed	Topic 606	ASU 2016-01	ASU 2016-16	Updated
Assets
Inventories	$8,376	$(11)	$—	$—	$8,365
Other current assets	$627	$29	$—	$31	$687
Total current assets	$27,244	$18	$—	$31	$27,293
Deferred income tax assets	$1,722	$25	$—	$10	$1,757
Deferred charges and other assets	$829	$43	$—	$—	$872
Total other assets	$22,038	$68	$—	$10	$22,116
Total Assets	$79,940	$86	$—	$41	$80,067
Liabilities
Accounts payable - Other	$3,062	$10	$—	$—	$3,072
Income taxes payable	$694	$(2)	$—	$—	$692
Accrued and other current liabilities	$4,025	$50	$—	$—	$4,075
Total current liabilities	$14,377	$58	$—	$—	$14,435
Other noncurrent obligations	$5,994	$117	$—	$—	$6,111
Total other noncurrent liabilities	$18,789	$117	$—	$—	$18,906
Stockholders' Equity
Retained earnings	$28,050	$(89)	$(20)	$41	$27,982
Accumulated other comprehensive loss	$(8,591)	$—	$20	$—	$(8,571)
The Dow Chemical Company's stockholders' equity	$25,823	$(89)	$—	$41	$25,775
Total equity	$27,009	$(89)	$—	$41	$26,961
Total Liabilities and Equity	$79,940	$86	$—	$41	$80,067

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

In the second quarter of 2018, the Company early adopted ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This standard was adopted on April 1, 2018, and resulted in a $1,057 million increase to retained earnings due to the reclassification from accumulated other comprehensive loss. The reclassification was primarily related to the change in the federal corporate tax rate and the effect of the Tax Cuts and Jobs Act of 2017 ("The Act") on the Company's pension plans, derivative instruments, available-for-sale securities and cumulative translation adjustments. This reclassification is reflected in the "Adoption of accounting standards" line in the consolidated statements of equity. See Note 2 for additional information.

Current Period Impact of Topic 606
The following table summarizes the effects of adopting Topic 606 on the Company's consolidated balance sheets, which was applied prospectively to contracts not completed at January 1, 2018. The effect of adopting Topic 606 did not have a material impact on the consolidated statements of income and the consolidated statements of cash flows.

Summary of Impacts to the Consolidated Balance Sheets	As Reported at Jun 30, 2018	Adjustments	Balance at Jun 30, 2018 Excluding Adoption of Topic 606
In millions
Assets
Inventories	$9,346	$24	$9,370
Other current assets	$898	$(36)	$862
Total current assets	$28,286	$(12)	$28,274
Deferred income tax assets	$1,672	$(27)	$1,645
Deferred charges and other assets	$1,009	$(43)	$966
Total other assets	$21,811	$(70)	$21,741
Total Assets	$80,221	$(82)	$80,139
Liabilities
Accounts payable - Other	$3,939	$(10)	$3,929
Income taxes payable	$736	$2	$738
Accrued and other current liabilities	$3,294	$(19)	$3,275
Total current liabilities	$16,892	$(27)	$16,865
Other noncurrent obligations	$5,930	$(134)	$5,796
Total other noncurrent liabilities	$18,190	$(134)	$18,056
Stockholders' Equity
Retained earnings	$29,536	$79	$29,615
The Dow Chemical Company's stockholders' equity	$26,865	$79	$26,944
Total equity	$28,017	$79	$28,096
Total Liabilities and Equity	$80,221	$(82)	$80,139

Significant Accounting Policy Updates
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

As a result of the adoption of ASU 2018-02, the Company's significant accounting policy for income taxes was updated to indicate the Company uses the portfolio approach for releasing income tax effects from accumulated other comprehensive loss.

Dividends
Prior to the Merger, the Company declared dividends of $0.46 per share for the three months ended June 30, 2017 ($0.92 per share for the six months ended June 30, 2017). Effective with the Merger, Dow no longer has publicly traded common stock. Dow's common shares are owned solely by its parent company, DowDuPont. As a result, following the Merger, the Company’s Board of Directors ("Board") determines whether or not there will be a dividend distribution to DowDuPont. See Note 19 for additional information.

NOTE 2 – RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In the second quarter of 2018, the Company early adopted ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," which amends the hedge accounting recognition and presentation under ASC 815, with the objectives of improving the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities and simplifying the application of hedge accounting by preparers. The new standard expands the strategies eligible for hedge accounting, relaxes the timing requirements of hedge documentation and effectiveness assessments, and permits, in certain cases, the use of qualitative assessments on an ongoing basis to assess hedge effectiveness. The new guidance also requires new disclosures and presentation. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted in any interim or annual period after issuance of the ASU. Entities must adopt the new guidance by applying a modified retrospective approach to hedging relationships existing as of the adoption date. The adoption of the new guidance did not have a material impact on the consolidated financial statements.

In the second quarter of 2018, the Company early adopted ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from The Act, which was enacted on December 22, 2017, and requires certain disclosures about stranded tax effects. An entity has the option of applying the new guidance at the beginning of the period of adoption or retrospectively to each period (or periods) in which the tax effects related to items remaining in accumulated other comprehensive income are recognized. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption is permitted, including adoption in an interim period for reporting periods in which the financial statements have not yet been issued. The Company's adoption of the new standard was applied prospectively at the beginning of the second quarter of 2018, with a reclassification of the stranded tax effects as a result of the The Act from accumulated other comprehensive loss to retained earnings. See Note 1 for additional information.

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

Accounting Guidance Issued But Not Adopted at June 30, 2018
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance requires that a lessee recognize assets and liabilities for leases with lease terms of more than twelve months and recognition, presentation and measurement in the financial statements will depend on its classification as a finance or operating lease. In addition, the new guidance will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. Lessor accounting remains largely unchanged from current U.S. GAAP but does contain some targeted improvements to align with the new revenue recognition guidance issued in 2014 (Topic 606). The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, using a modified retrospective approach, and early adoption is permitted. The Company has a cross-functional team in place to evaluate and implement the new guidance. The team continues to review existing lease arrangements and has engaged a third party to assist with the collection of lease data. The impact of applying the practical expedients and accounting policy elections has been evaluated and the Company is in the process of documenting the related considerations and decisions. The Company is currently implementing a software solution, enhancing accounting systems and updating business processes and controls related to leases. Collectively, these activities are expected to facilitate the Company's ability to meet the new accounting and disclosure requirements upon adoption in the first quarter of 2019. The Company is working to quantify the impact and anticipates that the adoption of the new standard will result in a material increase in lease-related assets and liabilities in the consolidated balance sheets.

NOTE 3 – REVENUE
Revenue Recognition
The majority of the Company's revenue is derived from product sales. In the three and six months ended June 30, 2018, 99 percent of the Company's sales related to product sales (98 percent in the three and six months ended June 30, 2017). The remaining sales were primarily related to Dow's insurance operations and licensing of patents and technologies. As of January 1, 2018, the Company accounts for revenue in accordance with Topic 606, "Revenue from Contracts with Customers," except for revenue from Dow's insurance operations, which is accounted for in accordance with Topic 944, "Financial Services - Insurance."

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

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. At June 30, 2018, the Company had remaining performance obligations related to material rights granted to customers for contract renewal options of $99 million and unfulfilled performance obligations for the licensing of technology of $228 million. The Company expects revenue to be recognized for the remaining performance obligations over the next one to six years.

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

Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by principal product group and geographic region, as the Company believes it best depicts the nature, amount, timing and uncertainty of its revenue and cash flows. See details in the tables below:

Net Trade Revenue by Principal Product Group	Three Months Ended Jun 30, 2018	Six Months Ended Jun 30, 2018
In millions
Coatings & Performance Monomers	$1,103	$2,057
Construction Chemicals	226	408
Consumer Solutions	1,516	2,879
Crop Protection	1,436	2,558
Electronics & Imaging	652	1,279
Hydrocarbons & Energy	1,833	3,612
Industrial Biosciences	132	267
Industrial Solutions	1,198	2,358
Nutrition & Health	157	313
Packaging and Specialty Plastics	3,886	7,740
Polyurethanes & CAV	2,460	4,831
Safety & Construction	523	967
Seed	269	640
Transportation & Advanced Polymers	326	630
Corporate	73	146
Other	3	7
Total	$15,793	$30,692

Net Trade Revenue by Geographic Region	Three Months Ended Jun 30, 2018	Six Months Ended Jun 30, 2018
In millions
U.S. & Canada	$5,765	$11,233
EMEA [1]	4,739	9,504
Asia Pacific	3,675	6,931
Latin America	1,614	3,024
Total	$15,793	$30,692
1. Europe, Middle East and Africa.

Contract Balances
The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Contract liabilities include payments received in advance of performance under the contract and are realized when the associated revenue is recognized under the contract. "Contract liabilities - current" primarily reflects deferred revenue from prepayments from customers for product to be delivered in a time period of 12 months or less. "Contract liabilities - noncurrent" includes advance payments that the Company has received from customers related to long-term supply agreements and royalty payments that are deferred and recognized over the life of the contract.

Revenue recognized in the first six months of 2018 from amounts included in contract liabilities at the beginning of the period was approximately $110 million. In the first six months of 2018, the amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was insignificant. The Company did not recognize any asset impairment charges related to contract assets during the period.

The following table summarizes the contract balances at June 30, 2018 and December 31, 2017:

Contract Balances	Jun 30, 2018	Topic 606 Adjustments Jan 1, 2018	Dec 31, 2017
In millions
Accounts and notes receivable - Trade	$8,951	$—	$7,338
Contract assets - current [1]	$20	$18	$—
Contract assets - noncurrent [2]	$45	$43	$—
Contract liabilities - current [3]	$152	$50	$117
Contract liabilities - noncurrent [4]	$1,454	$117	$1,365
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

NOTE 4 – RESTRUCTURING AND ASSET RELATED CHARGES (CREDITS) - NET
Restructuring Plans
DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the "Synergy Program") which is designed to integrate and optimize the organization following the Merger and in preparation for the Intended Business Separations. Based on all actions approved to date under the Synergy Program, the Company expects to record total pretax restructuring charges of approximately $1.3 billion, comprised of approximately $525 million to $575 million of severance and related benefit costs; $400 million to $440 million of asset write-downs and write-offs; and $290 million to $310 million of costs associated with exit and disposal activities.

As a result of these actions, the Company recorded pretax restructuring charges of $687 million in 2017, consisting of severance and related benefit costs of $357 million, asset write-downs and write-offs of $287 million and costs associated with exit and disposal activities of $43 million.

For the three months ended June 30, 2018, the Company recorded pretax restructuring charges of $88 million, consisting of severance and related benefit costs of $38 million, asset write-downs and write-offs of $27 million and costs associated with exit and disposal activities of $23 million. For the six months ended June 30, 2018, the Company recorded pretax restructuring charges of $251 million, consisting of severance and related benefit costs of $142 million, asset write-downs and write-offs of $75 million and costs associated with exit and disposal activities of $34 million. The impact of these charges is shown as "Restructuring and asset related charges (credits) - net" in the consolidated statements of income. The Company expects to record additional restructuring charges during 2018 and 2019 and substantially complete the Synergy Program by the end of 2019.

The following table summarizes the activities related to the Synergy Program. At June 30, 2018, $250 million was included in "Accrued and other current liabilities" ($231 million at December 31, 2017) and $108 million was included in "Other noncurrent obligations" ($118 million at December 31, 2017) in the consolidated balance sheets.

Synergy Program	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Costs Associated with Exit and Disposal Activities	Total
In millions
2017 restructuring charges	$357	$287	$43	$687
Charges against the reserve	—	(287)	—	(287)
Cash payments	(51)	—	—	(51)
Reserve balance at Dec 31, 2017	$306	$—	$43	$349
2018 restructuring charges [1]	142	75	34	251
Charges against the reserve	—	(75)	—	(75)
Cash payments	(137)	—	(30)	(167)
Reserve balance at Jun 30, 2018	$311	$—	$47	$358

1.	Included in "Restructuring and asset related charges (credits) - net" in the consolidated statements of income.

The restructuring charges related to the write-down and write-off of assets in the first six months of 2018 totaled $75 million and primarily related to assets aligned with seed activities.

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

For the three months ended June 30, 2018, the Company recorded pretax restructuring charges of $7 million, consisting of a favorable adjustment to the severance reserve of $8 million and a charge of $15 million for costs associated with exit and disposal activities. For the six months ended June 30, 2018, the Company recorded pretax restructuring charges of $6 million, consisting of a favorable adjustment to the severance reserve of $8 million and a charge of $14 million for costs associated with exit and disposal activities. The impact of these charges is shown as "Restructuring and asset related charges (credits) - net" in the consolidated statements of income. The 2016 restructuring activities were substantially complete at June 30, 2018, with remaining liabilities for severance and related benefit costs and costs associated with exit and disposal activities to be settled over time.

The following table summarizes the activities related to the Company's 2016 restructuring reserve:

2016 Restructuring	Severance and Related Benefit Costs	Costs Associated with Exit and Disposal Activities	Total
In millions
Reserve balance at Dec 31, 2017	$51	$17	$68
Adjustments to the reserve [1]	(8)	14	6
Cash payments	(37)	(4)	(41)
Reserve balance at Jun 30, 2018	$6	$27	$33

1.	Included in "Restructuring and asset related charges (credits) - net" in the consolidated statements of income.

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

NOTE 5 – SUPPLEMENTARY INFORMATION
The Company uses "Sundry income (expense) – net" to record a variety of income and expense items such as foreign currency exchange gains and losses, interest income, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other postretirement benefit plan credits or costs, and certain litigation matters. For the three months ended June 30, 2018, "Sundry income (expense) - net" was income of $5 million compared with income of $322 million for the three months ended June 30, 2017. The second quarter of 2017 included a $137 million gain related to the Nova patent infringement matter and gains on sales of assets and other investments. For the six months ended June 30, 2018, "Sundry income (expense) - net" was income of $88 million compared with expense of $122 million for the six months ended June 30, 2017. In addition to the amounts previously discussed, the first six months of 2017 included a $469 million loss related to the Bayer CropScience arbitration matter. See Note 11 for additional information.

Cash, Cash Equivalents and Restricted Cash
The Company is required to set aside funds for various activities that arise in the normal course of business including, but not limited to, insurance contracts, legal matters and other agreements. These funds typically have legal restrictions associated with them and are deposited in an escrow account or held in a separately identifiable account by the Company.

The following table provides a reconciliation of cash, cash equivalents and restricted cash presented in the consolidated balance sheets to the total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows:

Reconciliation of Cash, Cash Equivalents and Restricted Cash	Jun 30, 2018	Dec 31, 2017	Jun 30, 2017
In millions
Cash and cash equivalents	$4,823	$6,188	$6,218
Restricted cash [1]	45	19	15
Total cash, cash equivalents and restricted cash	$4,868	$6,207	$6,233
1. Included in "Other current assets" in the consolidated balance sheets.

NOTE 6 – INCOME TAXES
On December 22, 2017, The Act was enacted. The Act reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, creates new provisions related to foreign sourced earnings, eliminates the domestic manufacturing deduction and moves towards a territorial system. At June 30, 2018, the Company had not completed its accounting for the tax effects of The Act; however, as described below, the Company made reasonable estimates of the effects on its existing deferred tax balances and the one-time transition tax. In accordance with Staff Accounting Bulletin 118, income tax effects of The Act may be refined upon obtaining, preparing, or analyzing additional information during the measurement period and such changes could be material. During the measurement period, provisional amounts may also be adjusted for the effects, if any, of interpretative guidance issued by U.S. regulatory and standard-setting bodies.

•
As a result of The Act, the Company remeasured its U.S. federal deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent. However, the Company is still analyzing certain aspects of The Act and refining its calculations. No adjustment was recorded in the second quarter of 2018. The Company has recorded a cumulative charge of $19 million to "Provision for income taxes" since the enactment of The Act.

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

•
In the six months ended June 30, 2018, the Company recorded an indirect impact of The Act related to prepaid tax on the intercompany sale of inventory. The amount recorded related to the inventory was a $38 million charge to "Provision for income taxes."

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

NOTE 7 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Jun 30, 2018	Dec 31, 2017
In millions
Finished goods	$5,677	$5,213
Work in process	2,239	1,747
Raw materials	961	898
Supplies	870	848
Total	$9,747	$8,706
Adjustment of inventories to a LIFO basis	(401)	(330)
Total inventories [1]	$9,346	$8,376

1.	In the first quarter of 2018, the Company adopted Topic 606, which resulted in a cumulative effect change to the Company's January 1, 2018 "Inventories" balance. See Note 1 for additional information.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the carrying amount of goodwill:

Goodwill
In millions
Net goodwill at Dec 31, 2017	$13,938
Foreign currency impact	(44)
Net goodwill at Jun 30, 2018	$13,894

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	Jun 30, 2018			Dec 31, 2017
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$3,254	$(1,804)	$1,450	$3,263	$(1,690)	$1,573
Software	1,479	(833)	646	1,420	(780)	640
Trademarks/tradenames	689	(594)	95	697	(570)	127
Customer-related	4,945	(2,030)	2,915	5,035	(1,965)	3,070
Other	243	(163)	80	245	(156)	89
Total other intangible assets, finite lives	$10,610	$(5,424)	$5,186	$10,660	$(5,161)	$5,499
In-process research and development	50	—	50	50	—	50
Total other intangible assets	$10,660	$(5,424)	$5,236	$10,710	$(5,161)	$5,549

The following table provides information regarding amortization expense related to other intangible assets:

Amortization Expense	Three Months Ended		Six Months Ended
In millions	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Other intangible assets, excluding software	$155	$157	$314	$312
Software, included in “Cost of sales”	$25	$20	$48	$40

Total estimated amortization expense for 2018 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
2018	$718
2019	$672
2020	$635
2021	$603
2022	$532
2023	$508

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

In the fourth quarter of 2017, the Company suspended further sales of trade accounts receivable through these facilities and began reducing outstanding balances through collections of trade accounts receivable previously sold to such conduits. The Company has the ability to resume such sales to the conduits, subject to certain prior notice requirements, at the discretion of the Company.

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

Interests Held	Jun 30, 2018	Dec 31, 2017
In millions
Carrying value of interests held	$24	$677
Percentage of anticipated credit losses	36.81%	2.64%
Impact to carrying value - 10% adverse change	$—	$—
Impact to carrying value - 20% adverse change	$—	$1

Credit losses, net of any recoveries, on receivables sold were insignificant for the three and six months ended June 30, 2018 and 2017.

Following is an analysis of certain cash flows between the Company and the conduits:

Cash Proceeds	Three Months Ended		Six Months Ended
In millions	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Collections reinvested in revolving receivables	$—	$6,051	$—	$11,732
Interests in conduits [1]	$211	$1,363	$656	$1,914

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

Following is additional information related to the sale of receivables under these facilities:

Trade Accounts Receivable Sold	Jun 30, 2018	Dec 31, 2017
In millions
Delinquencies on sold receivables still outstanding	$36	$82
Trade accounts receivable outstanding and derecognized	$36	$612

NOTE 10 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES
A summary of the Company's notes payable, long-term debt and available credit facilities can be found in Note 15 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. If applicable, updates have been included in the respective section below.

2018 Activity
In the first six months of 2018, the Company redeemed $333 million of 5.7 percent notes at maturity, and an aggregate principal amount of $20 million of International Notes ("InterNotes") at maturity. In addition, approximately $75 million of long-term debt was repaid by consolidated variable interest entities. The Company also called an aggregate principal amount of $125 million tax-exempt bonds of various interest rates and maturities in 2029, 2033 and 2038. As a result of the redemptions, the Company recognized a pretax loss of $1 million on the early extinguishment of debt, included in “Sundry income (expense) - net” in the consolidated statements of income.

In May 2018, the Company gave notice to call an additional $218 million of tax-exempt bonds with original maturity dates in 2033, which were repaid on July 16, 2018.

2017 Activity
In the first six months of 2017, the Company redeemed $30 million aggregate principal amount of InterNotes at maturity. In addition, approximately $60 million of long-term debt was repaid by consolidated variable interest entities.

Term Loan Facility
In connection with the ownership restructure of Dow Silicones on May 31, 2016, Dow Silicones incurred $4.5 billion of indebtedness under a certain third party credit agreement ("Term Loan Facility"). The Company subsequently guaranteed the obligations of Dow Silicones under the Term Loan Facility and, as a result, the covenants and events of default applicable to the Term Loan Facility are substantially similar to the covenants and events of default set forth in the Company's Five Year Competitive Advance and Revolving Credit Facility. In the second quarter of 2018, Dow Silicones exercised the 19-month extension option making amounts borrowed under the Term Loan Facility repayable on December 30, 2019. In addition, Dow Silicones amended the Term Loan Facility to include an additional 2-year extension option, at Dow Silicones' election, upon satisfaction of certain customary conditions precedent.

Debt Covenants and Default Provisions
There were no material changes to the debt covenants and default provisions related to the Company's outstanding long-term debt and primary, private credit agreements in the first six months of 2018. For additional information on the Company's debt covenants and default provisions, see Note 15 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

NOTE 11 – COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At June 30, 2018, the Company had accrued obligations of $834 million for probable environmental remediation and restoration costs, including $143 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2017, the Company had accrued obligations of $878 million for probable environmental remediation and restoration costs, including $152 million for the remediation of Superfund sites.

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

Each quarter, Union Carbide reviews claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. Union Carbide also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of Union Carbide and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. Union Carbide's management considers all these factors in conjunction with the most recent Ankura study and determines whether a change in the estimate is warranted. Based on Union Carbide's review of 2018 activity, it was determined that no adjustment to the accrual was required at June 30, 2018.

Union Carbide’s asbestos-related liability for pending and future claims and defense and processing costs was $1,310 million at June 30, 2018, and approximately 16 percent of the recorded liability related to pending claims and approximately 84 percent related to future claims.

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

On March 1, 2017, the U.S. Court of Appeals for the Federal Circuit affirmed the arbitral award. As a result of this action, in the first quarter of 2017, the Company recorded a loss of $469 million, inclusive of the arbitral award and post-judgment interest, which was included in "Sundry income (expense) - net" in the consolidated statements of income. On May 26, 2017, the Company paid the $469 million arbitral award to Bayer as a result of that decision. On September 11, 2017, DAS filed a petition for writ of certiorari with the United States Supreme Court to review the case, but the Court denied DAS’s petition. The litigation is now concluded with no risk of further liability.

Rocky Flats Matter
A summary of the Rocky Flats Matter can be found in Note 16 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

The Company and Rockwell International Corporation ("Rockwell") (collectively, the "defendants") were defendants in a class action lawsuit filed in 1990 on behalf of property owners ("plaintiffs") in Rocky Flats, Colorado, who asserted claims for nuisance and trespass based on alleged property damage caused by plutonium releases from a nuclear weapons facility owned by the U.S. Department of Energy ("DOE") but operated by Dow and Rockwell. The plaintiffs tried their case as a public liability action under the Price Anderson Act ("PAA"). Dow and Rockwell litigated this matter in the U.S. District Court for the District of Colorado, the U.S. Tenth Circuit Court of Appeals and then filed a petition for writ of certiorari in the United States Supreme Court. On May 18, 2016, Dow, Rockwell and the plaintiffs entered into a settlement agreement for $375 million, of which $131 million was paid by Dow. The DOE authorized the settlement pursuant to the PAA and the nuclear hazards indemnity provisions contained in Dow's and Rockwell's contracts. On April 28, 2017, the District Court conducted a fairness hearing and granted final judgment approving the class settlement and dismissed class claims against the defendants ("final judgment order").

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

Breast Implant and Other Product Liability Claims
Under the Plan, a product liability settlement program administered by an independent claims office (the “Settlement Facility”) was created to resolve breast implant and other product liability claims. Product liability claimants rejecting the settlement program in favor of pursuing litigation must bring suit against a litigation facility (the “Litigation Facility”). Dow Silicones has an obligation to fund the Settlement Facility and the Litigation Facility over a 16-year period, commencing at the Effective Date. At June 30, 2018, Dow Silicones and its insurers have made life-to-date payments of $1,762 million to the Settlement Facility and the Settlement Facility reported an unexpended balance of $126 million.

Dow Silicones' liability for breast implant and other product liability claims ("Implant Liability") was $263 million at June 30, 2018 ($263 million at December 31, 2017), which was included in "Other noncurrent obligations" in the consolidated balance sheets. Dow Silicones is not aware of circumstances that would change the factors used in estimating the Implant Liability and believes the recorded liability reflects the best estimate of the remaining funding obligations under the Plan; however, the estimate relies upon a number of significant assumptions, including: future claim filing levels in the Settlement Facility will be similar to those in a prior settlement program, which management uses to estimate future claim filing levels for the Settlement Facility; future acceptance rates, disease mix, and payment values will be materially consistent with historical experience; no material negative outcomes in future controversies or disputes over Plan interpretation will occur; and the Plan will not be modified. If actual outcomes related to any of these assumptions prove to be materially different, the future liability to fund the Plan may be materially different than the amount estimated. If Dow Silicones was ultimately required to fund the full liability up to the maximum capped value, the liability would be $2,047 million at June 30, 2018.

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

On May 10, 2017, the U.S. District Court for the Eastern District of Michigan entered a stipulated order resolving pending discovery motions and established a discovery schedule for the Commercial Creditors matter. As a result, Dow Silicones and its third party consultants conducted further analysis of the Commercial Creditors claims and defenses. This analysis indicated the estimated remaining liability to Commercial Creditors to be within a range of $77 million to $260 million. No single amount within the range appears to be a better estimate than any other amount within the range. Therefore, Dow Silicones recorded the minimum liability within the range, which resulted in a decrease to the Commercial Creditor liability of $33 million in the second quarter of 2017, which was included in "Sundry income (expense) - net" in the consolidated statements of income. At June 30, 2018, the liability related to Dow Silicones' potential obligation to pay additional interest to its Commercial Creditors in the Chapter 11 Proceeding was $80 million and is included in "Accrued and other current liabilities" in the consolidated balance sheets ($78 million at December 31, 2017). The actual amount of interest that will be paid to these creditors is uncertain and will ultimately be resolved through continued proceedings in the District Court.

Indemnifications
In connection with the June 1, 2016, ownership restructure of Dow Silicones, the Company is indemnified by Corning for 50 percent of future losses associated with certain pre-closing liabilities, including the Implant Liability and Commercial Creditors matters described above, subject to certain conditions and limits. The maximum amount of indemnified losses which may be recovered are subject to a cap that declines over time. No indemnification assets were recorded at June 30, 2018 or December 31, 2017.

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

On December 9, 2010, Dow filed suit in the Federal Court in Ontario, Canada ("Federal Court") alleging that Nova Chemicals Corporation ("Nova") was infringing the Company's Canadian polyethylene patent 2,106,705. Nova counterclaimed on the grounds of invalidity and non-infringement. On June 29, 2017, the Federal Court issued a Confidential Supplemental Judgment, concluding that Nova must pay $645 million Canadian dollars (equivalent to $495 million U.S. dollars) to Dow, plus pre- and post-judgment interest, for which Dow received payment of $501 million from Nova on July 6, 2017. Although Nova is appealing portions of the damages judgment, certain portions of it are indisputable and will be owed to Dow regardless of the outcome of any further appeals by Nova. As a result of these actions and in accordance with ASC 450-30 "Gain Contingencies," the Company recorded a $160 million pretax gain in the second quarter of 2017 of which $137 million was included in "Sundry income (expense) - net" and $23 million was included in "Selling, general and administrative expenses" in the consolidated statements of income. At June 30, 2018, the Company had $341 million ($341 million at December 31, 2017) included in "Other noncurrent obligations" related to the disputed portion of the damages judgment. Dow is confident of its chances of defending the entire judgment on appeal, particularly the trial court's determinations on important factual issues, which will be accorded deferential review on appeal.

Guarantees
The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees	Jun 30, 2018			Dec 31, 2017
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2023	$4,572	$45	2023	$4,774	$49
Residual value guarantees	2027	895	132	2027	889	135
Total guarantees		$5,467	$177		$5,663	$184

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

The Company has entered into guarantee agreements ("Guarantees") related to project financing for Sadara Chemical Company ("Sadara"), a nonconsolidated affiliate. The total of an Islamic bond and additional project financing (collectively “Total Project Financing”) obtained by Sadara is approximately $12.5 billion. Sadara had $12.4 billion of Total Project Financing outstanding at June 30, 2018 ($12.4 billion at December 31, 2017). The Company's guarantee of the Total Project Financing is in proportion to the Company's 35 percent ownership interest in Sadara, or up to approximately $4.4 billion when the project financing is fully drawn. The Guarantees will be released upon completion of construction of the Sadara complex and satisfactory fulfillment of certain other conditions, including passage of an extensive operational testing program, which is expected by the middle of 2019, and must occur no later than December 2020.

Residual Value Guarantees
The Company provides guarantees related to leased assets specifying the residual value that will be available to the lessor at lease termination through sale of the assets to the lessee or third parties.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes and after-tax balances of each component of accumulated other comprehensive loss ("AOCL") for the six months ended June 30, 2018 and 2017:

Accumulated Other Comprehensive Loss [1]	Unrealized Gains (Losses) on Investments	Cumulative Translation Adj	Pension and Other Postretire Benefits	Derivative Instruments	Total Accum Other Comp Loss
In millions
Balance at Jan 1, 2017	$43	$(2,381)	$(7,389)	$(95)	$(9,822)
Other comprehensive income (loss) before reclassifications	38	632	—	(73)	597
Amounts reclassified from accumulated other comprehensive income (loss)	(30)	(6)	203	(16)	151
Net other comprehensive income (loss)	$8	$626	$203	$(89)	$748
Balance at Jun 30, 2017	$51	$(1,755)	$(7,186)	$(184)	$(9,074)

Balance at Jan 1, 2018 [2]	$17	$(1,481)	$(6,998)	$(109)	$(8,571)
Other comprehensive income (loss) before reclassifications	(41)	(92)	—	75	(58)
Amounts reclassified from accumulated other comprehensive income (loss)	2	(2)	250	49	299
Net other comprehensive income (loss)	$(39)	$(94)	$250	$124	$241
Reclassification of stranded tax effects [3]	$(1)	$(107)	$(927)	$(22)	$(1,057)
Balance at Jun 30, 2018	$(23)	$(1,682)	$(7,675)	$(7)	$(9,387)

1.	Prior year amounts have been updated to conform with the current year presentation.

2.	The beginning balance of "Unrealized gains (losses) on investments" was increased by $20 million to reflect the impact of the adoption of ASU 2016-01. See Notes 1 and 2 for additional information.

3.	Amounts reclassified to retained earnings as a result of the adoption of ASU 2018-02. See Notes 1 and 2 for additional information.

The tax effects on the net activity related to each component of other comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017 were as follows:

Tax Benefit (Expense)	Three Months Ended		Six Months Ended
In millions	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Unrealized gains (losses) on investments	$(3)	$(4)	$(9)	$4
Cumulative translation adjustments	25	8	20	26
Pension and other postretirement benefit plans	34	48	62	95
Derivative instruments	12	(7)	9	(21)
Tax benefit from income taxes related to other comprehensive income (loss) items	$68	$45	$82	$104

A summary of the reclassifications out of AOCL for the three and six months ended June 30, 2018 and 2017 is provided as follows:

Reclassifications Out of Accumulated Other Comprehensive Loss	Three Months Ended		Six Months Ended		Consolidated Statements of Income Classification
In millions	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Unrealized gains (losses) on investments	$1	$(35)	$3	$(47)	See (1) below
Tax expense (benefit)	—	13	(1)	17	See (2) below
After tax	$1	$(22)	$2	$(30)
Cumulative translation adjustments	$(2)	$(6)	$(2)	$(6)	See (3) below
Pension and other postretirement benefit plans	$158	$149	$312	$298	See (4) below
Tax benefit	(34)	(48)	(62)	(95)	See (2) below
After tax	$124	$101	$250	$203
Derivative instruments	$32	$(8)	$59	$(15)	See (5) below
Tax benefit	(5)	—	(10)	(1)	See (2) below
After tax	$27	$(8)	$49	$(16)
Total reclassifications for the period, after tax	$150	$65	$299	$151

1.	"Net sales" and "Sundry income (expense) - net."

2.	"Provision for income taxes."

3.	"Sundry income (expense) - net."

4.
These AOCL components are included in the computation of net periodic benefit cost of the Company's defined benefit pension and other postretirement benefit plans. See Note 14 for additional information.

5.	"Cost of sales," "Sundry income (expense) - net" and "Interest expense and amortization of debt discount."

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

The following table summarizes the activity for equity attributable to noncontrolling interests for the three and six months ended June 30, 2018 and 2017:

Noncontrolling Interests	Three Months Ended		Six Months Ended
In millions	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Balance at beginning of period	$1,190	$1,274	$1,186	$1,242
Net income attributable to noncontrolling interests	31	38	66	65
Distributions to noncontrolling interests [1]	(37)	(27)	(61)	(48)
Deconsolidation of noncontrolling interests [2]	—	(119)	—	(119)
Cumulative translation adjustments	(34)	3	(40)	28
Other	2	(1)	1	—
Balance at end of period	$1,152	$1,168	$1,152	$1,168

1.
Net of dividends paid to a joint venture, which were reclassified to "Equity in earnings of nonconsolidated affiliates" in the consolidated statements of income, totaled $6 million for the three months ended June 30, 2018 ($3 million for the three months ended June 30, 2017) and $6 million for the six months ended June 30, 2018 ($3 million for the six months ended June 30, 2017).

2.	On June 30, 2017, the Company sold its ownership interest in SKC Haas Display Films group of companies.

NOTE 14 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
The following table provides the components of the Company's net periodic benefit cost for all significant plans:

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Six Months Ended
In millions	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Defined Benefit Pension Plans:
Service cost	$132	$126	$265	$251
Interest cost	217	220	435	439
Expected return on plan assets	(404)	(385)	(810)	(768)
Amortization of prior service credit	(6)	(6)	(12)	(12)
Amortization of net loss	170	158	341	315
Curtailment/settlement [1]	—	(6)	—	(6)
Net periodic benefit cost	$109	$107	$219	$219

Other Postretirement Benefits:
Service cost	$3	$3	$6	$6
Interest cost	11	13	22	27
Amortization of net gain	(6)	(1)	(12)	(3)
Net periodic benefit cost	$8	$15	$16	$30
1. The 2017 impact relates to the curtailment and settlement of a pension plan in Korea.

On January 1, 2018, the Company adopted ASU 2017-07, which impacted the presentation of the components of net periodic benefit cost in the consolidated statements of income. Net periodic benefit cost, other than the service cost component, is retrospectively included in "Sundry income (expense) - net" in the consolidated statements of income. See Notes 1 and 2 for additional information.

NOTE 15 – STOCK-BASED COMPENSATION
A summary of the Company's stock-based compensation plans can be found in Note 20 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Stock Incentive Plan
The Company grants stock-based compensation to employees and non-employee directors under The Dow Chemical Company Amended and Restated 2012 Stock Incentive Plan (the "2012 Plan"). In connection with the Merger, on August 31, 2017, all outstanding Dow stock options and deferred stock awards were converted into stock options and deferred stock awards with respect to DowDuPont common stock. The stock options and deferred stock awards have the same terms and conditions under the applicable plans and award agreements prior to the Merger. Dow and DuPont did not merge their stock-based compensation plans as a result of the Merger. The Dow and DuPont stock-based compensation plans were assumed by DowDuPont and continue in place with the ability to grant and issue DowDuPont common stock. Most of the Company's stock-based compensation awards are granted in the first quarter of each year. There was minimal grant activity in the second quarter of 2018.

In the first quarter of 2018, the Company granted the following stock-based compensation awards to employees under the 2012 Plan:

•	6.3 million stock options with a weighted-average exercise price of $71.85 per share and a weighted-average fair value of $15.46 per share; and

•	1.9 million restricted stock units (formerly termed deferred stock) with a weighted-average fair value of $71.83 per share.

Effective with the first quarter of 2018 grant, the Company began using the Black-Scholes option valuation model to estimate the fair value of stock options. This valuation methodology was adopted as a result of the Merger to align valuation methodologies with DuPont and better align with industry practice.

NOTE 16 – FINANCIAL INSTRUMENTS
A summary of the Company's financial instruments, risk management policies, derivative instruments and hedging activities can be found in Note 21 of the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. If applicable, updates have been included in the respective section below.

The following table summarizes the fair value of financial instruments at June 30, 2018 and December 31, 2017:

Fair Value of Financial Instruments	Jun 30, 2018				Dec 31, 2017
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents [1]	$1,775	$—	$—	$1,775	$2,280	$—	$—	$2,280
Marketable securities	$131	$2	$—	$133	$4	$—	$—	$4
Other investments:
Debt securities:
Government debt [2]	$678	$8	$(24)	$662	$637	$13	$(11)	$639
Corporate bonds	913	22	(28)	907	704	32	(3)	733
Total debt securities	$1,591	$30	$(52)	$1,569	$1,341	$45	$(14)	$1,372
Equity securities [3]	$143	$20	$(12)	$151	$164	$2	$(26)	$140
Total other investments	$1,734	$50	$(64)	$1,720	$1,505	$47	$(40)	$1,512
Total cash equivalents, marketable securities and other investments	$3,640	$52	$(64)	$3,628	$3,789	$47	$(40)	$3,796
Long-term debt including debt due within one year [4]	$(19,959)	$153	$(1,309)	$(21,115)	$(20,517)	$6	$(2,104)	$(22,615)
Derivatives relating to:
Interest rates	$—	$—	$(39)	$(39)	$—	$—	$(4)	$(4)
Commodities [5]	—	159	(212)	(53)	—	130	(256)	(126)
Foreign currency	—	183	(35)	148	—	22	(112)	(90)
Total derivatives	$—	$342	$(286)	$56	$—	$152	$(372)	$(220)

1.	Prior period amounts were updated to conform with the current year presentation.

2.	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

3.	Equity securities with a readily determinable fair value. Presented in accordance with ASU 2016-01. See Notes 1 and 2 for additional information.

4.	Cost includes fair value hedge adjustments of $18 million at June 30, 2018 and $19 million at December 31, 2017 on $2,990 million of debt.

5.	Presented net of cash collateral.

Debt Securities
The Company's investments in debt securities are primarily classified as available-for-sale. The following table provides the investing results from available-for-sale securities for the six months ended June 30, 2018 and 2017:

Investing Results [1]	Six Months Ended
In millions	Jun 30, 2018	Jun 30, 2017
Proceeds from sales of available-for-sale securities	$625	$132
Gross realized gains	$15	$3
Gross realized losses	$(18)	$—

1.	Prior year amounts were updated to conform with the current year presentation as a result of the adoption of ASU 2016-01.

Equity Securities
The Company’s investments in equity securities with a readily determinable fair value totaled $151 million at June 30, 2018 ($140 million at December 31, 2017). The net unrealized loss recognized in earnings on equity securities totaled $1 million for the three months ended June 30, 2018 and an unrecognized gain of $8 million for the six months ended June 30, 2018. The aggregate carrying value of the Company’s investments in equity securities where fair value is not readily determinable totaled $56 million at June 30, 2018, reflecting the cost of the investments. There were no adjustments to the cost basis of these investments for impairment or observable price changes for the three and six months ended June 30, 2018.

Derivatives
Interest Rate Risk Management
The main objective of interest rate risk management is to reduce the total funding cost to the Company and to alter the interest rate exposure to the desired risk profile. To achieve this objective, the Company hedges using interest rate swaps, “swaptions” and exchange-traded instruments.

The Company had $2,536 million notional United States dollar equivalent open interest rate derivatives designated as cash flow hedges at June 30, 2018, with a net loss included in AOCL of $30 million after tax (net loss of $3 million after tax at December 31, 2017). These contracts had maturity dates that extend to 2022.

The following tables provide the fair value and balance sheet classification of derivative instruments at June 30, 2018 and December 31, 2017:

Fair Value of Derivative Instruments		Jun 30, 2018
In millions	Balance Sheet Classification	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Deferred charges and other assets	$1	$(1)	$—
Foreign currency contracts	Other current assets	158	(42)	116
Commodity contracts	Other current assets	53	(4)	49
Commodity contracts	Deferred charges and other assets	104	(2)	102
Total		$316	$(49)	$267
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$129	$(62)	$67
Commodity contracts	Other current assets	7	(4)	3
Commodity contracts	Deferred charges and other assets	6	(1)	5
Total		$142	$(67)	$75
Total asset derivatives		$458	$(116)	$342

Liability derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Other noncurrent obligations	$40	$(1)	$39
Foreign currency contracts	Accrued and other current liabilities	44	(42)	2
Commodity contracts	Accrued and other current liabilities	94	(5)	89
Commodity contracts	Other noncurrent obligations	115	(2)	113
Total		$293	$(50)	$243
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$95	$(62)	$33
Commodity contracts	Accrued and other current liabilities	6	(4)	2
Commodity contracts	Other noncurrent obligations	9	(1)	8
Total		$110	$(67)	$43
Total liability derivatives		$403	$(117)	$286

1.
Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between Dow and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

Fair Value of Derivative Instruments		Dec 31, 2017
In millions	Balance Sheet Classification	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$51	$(46)	$5
Commodity contracts	Other current assets	20	(4)	16
Commodity contracts	Deferred charges and other assets	70	(5)	65
Total		$141	$(55)	$86
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$75	$(58)	$17
Commodity contracts	Other current assets	50	(5)	45
Commodity contracts	Deferred charges and other assets	7	(3)	4
Total		$132	$(66)	$66
Total asset derivatives		$273	$(121)	$152

Liability derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Other noncurrent obligations	$4	$—	$4
Foreign currency contracts	Accrued and other current liabilities	109	(46)	63
Commodity contracts	Accrued and other current liabilities	96	(15)	81
Commodity contracts	Other noncurrent obligations	143	(12)	131
Total		$352	$(73)	$279
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$107	$(58)	$49
Commodity contracts	Accrued and other current liabilities	45	(6)	39
Commodity contracts	Other noncurrent obligations	8	(3)	5
Total		$160	$(67)	$93
Total liability derivatives		$512	$(140)	$372

1.
Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between Dow and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding liabilities. The Company posted cash collateral of $6 million at June 30, 2018 ($21 million at December 31, 2017).

Income Statement Effect of Derivative Instruments
Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The amount charged on a pretax basis related to foreign currency derivatives not designated as a hedge, which was included in “Sundry income (expense) - net” in the consolidated statements of income, was a gain of $82 million for the three months ended June 30, 2018 ($193 million loss for the three months ended June 30, 2017) and a gain of $65 million for the six months ended June 30, 2018 ($160 million loss for the six months ended June 30, 2017). The income statement effects of other derivatives were immaterial.

Reclassification from AOCL
The net after-tax amounts to be reclassified from AOCL to income within the next 12 months are a $1 million loss for interest rate contracts, a $22 million loss for commodity contracts and a $9 million gain for foreign currency contracts.

NOTE 17 – FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 22 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. If applicable, updates have been included in the respective section below.

Fair Value Measurements on a Recurring Basis
The following tables summarize the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at Jun 30, 2018 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at fair value:
Cash equivalents [1]	$—	$1,775	$—	$1,775
Marketable securities	—	133	—	133
Interests in trade accounts receivable conduits [2]	—	—	24	24
Equity securities [3]	22	129	—	151
Debt securities: [3]
Government debt [4]	—	662	—	662
Corporate bonds	—	907	—	907
Derivatives relating to: [5]
Interest rates	—	1	—	1
Commodities	39	131	—	170
Foreign currency	—	287	—	287
Total assets at fair value	$61	$4,025	$24	$4,110
Liabilities at fair value:
Long-term debt including debt due within one year [6]	$—	$21,115	$—	$21,115
Derivatives relating to: [5]
Interest rates	—	40	—	40
Commodities	20	204	—	224
Foreign currency	—	139	—	139
Total liabilities at fair value	$20	$21,498	$—	$21,518

1.	Treasury bills, time deposits, and money market funds included in "Cash and cash equivalents" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

2.	Included in "Accounts and notes receivable - Other" in the consolidated balance sheets. See Note 9 for additional information on transfers of financial assets.

3.	The Company’s investments in debt securities, which are primarily available-for-sale, and equity securities are included in “Other investments” in the consolidated balance sheets.

4.	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

5.	See Note 16 for the classification of derivatives in the consolidated balance sheets.

6.	See Note 16 for information on fair value measurements of long-term debt.

Basis of Fair Value Measurements on a Recurring Basis at Dec 31, 2017 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at fair value:
Cash equivalents [1]	$—	$2,280	$—	$2,280
Marketable securities	—	4	—	4
Interests in trade accounts receivable conduits [2]	—	—	677	677
Equity securities [3]	88	52	—	140
Debt securities: [3]
Government debt [4]	—	639	—	639
Corporate bonds	—	733	—	733
Derivatives relating to: [5]
Commodities	47	100	—	147
Foreign currency	—	126	—	126
Total assets at fair value	$135	$3,934	$677	$4,746
Liabilities at fair value:
Long-term debt including debt due within one year [6]	$—	$22,615	$—	$22,615
Derivatives relating to: [5]
Interest rates	—	4	—	4
Commodities	31	261	—	292
Foreign currency	—	216	—	216
Total liabilities at fair value	$31	$23,096	$—	$23,127

1.	Treasury bills, time deposits, and money market funds included in "Cash and cash equivalents" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

2.	Included in "Accounts and notes receivable - Other" in the consolidated balance sheets. See Note 9 for additional information on transfers of financial assets.

3.	The Company’s investments in debt securities, which are primarily available-for-sale, and equity securities are included in “Other investments” in the consolidated balance sheets.

4.	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

5.	See Note 16 for the classification of derivatives in the consolidated balance sheets.

6.	See Note 16 for information on fair value measurements of long-term debt.

The following table summarizes the changes in fair value measurements of interests held in trade receivable conduits using Level 3 inputs for the three and six months ended June 30, 2018 and 2017:

Fair Value Measurements Using Level 3 Inputs for Interests Held in Trade Receivable Conduits [1]	Three Months Ended		Six Months Ended
	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
In millions
Balance at beginning of period	$234	$1,663	$677	$1,237
Gain (loss) included in earnings [2]	1	(2)	3	(2)
Purchases [3]	—	1,386	—	2,363
Settlements [3]	(211)	(1,363)	(656)	(1,914)
Balance at end of period	$24	$1,684	$24	$1,684

1.	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets.

2.	Included in “Selling, general and administrative expenses” in the consolidated statements of income.

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

Fair Value Measurements on a Nonrecurring Basis
As part of the Synergy Program, the Company has or will shut down a number of manufacturing, research and development ("R&D") and corporate facilities around the world. In the first six months of 2018, manufacturing facilities and related assets and R&D facilities associated with this plan were written down to zero. The impairment charges related to the Synergy Program, totaling $75 million, were included in "Restructuring and asset related charges (credits) - net" in the consolidated statements of income. See Note 4 for additional information on the Company's restructuring activities.

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

The following table summarizes the carrying amounts of these entities' assets and liabilities included in the Company’s consolidated balance sheets at June 30, 2018 and December 31, 2017:

Assets and Liabilities of Consolidated VIEs	Jun 30, 2018	Dec 31, 2017
In millions
Cash and cash equivalents	$116	$107
Other current assets	129	131
Net property	786	907
Other noncurrent assets	47	50
Total assets [1]	$1,078	$1,195
Current liabilities	$325	$303
Long-term debt	147	249
Other noncurrent obligations	35	41
Total liabilities [2]	$507	$593

1.	All assets were restricted at June 30, 2018 and December 31, 2017.

2.	All liabilities were nonrecourse at June 30, 2018 and December 31, 2017.

In addition, the Company holds a variable interest in an entity created to monetize accounts receivable of select European entities. Dow is the primary beneficiary of this entity as a result of holding subordinated notes while maintaining servicing responsibilities for the accounts receivable. The carrying amounts of assets and liabilities included in the Company’s consolidated balance sheets pertaining to this entity were current assets of $7 million (zero restricted) at June 30, 2018 ($671 million, zero restricted, at December 31, 2017), and current liabilities of less than $1 million (zero nonrecourse) at June 30, 2018 (less than $1 million, zero nonrecourse, at December 31, 2017).

Amounts presented in the consolidated balance sheets and the table above as restricted assets or nonrecourse obligations relating to consolidated VIEs at June 30, 2018 and December 31, 2017, are adjusted for intercompany eliminations and parental guarantees.

Nonconsolidated VIEs
The following table summarizes the carrying amounts of assets and liabilities included in the consolidated balance sheets at June 30, 2018 and December 31, 2017, related to variable interests in joint ventures or entities for which the Company is not the primary beneficiary. The Company's maximum exposure to loss is the same as the carrying amounts, unless otherwise noted below.

Carrying Amounts of Assets and Liabilities Related to Nonconsolidated VIEs		Jun 30, 2018	Dec 31, 2017
In millions	Description of asset or liability
Hemlock Semiconductor L.L.C.	Equity method investment [1]	$(717)	$(752)
Silicon joint ventures	Equity method investments [2]	$102	$103
AgroFresh Solutions, Inc	Equity method investment [2]	$42	$51
	Other receivable [3]	$—	$4

1.	Classified as "Other noncurrent obligations" in the consolidated balance sheets. The Company's maximum exposure to loss was zero at June 30, 2018 (zero at December 31, 2017).

2.	Classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets.

3.	Classified as "Accounts and notes receivable - Other" in the consolidated balance sheets.

NOTE 19 – RELATED PARTY TRANSACTIONS
Effective with the Merger, Dow reports transactions with DowDuPont and DuPont and its affiliates as related party transactions.

The Company has committed to fund a portion of DowDuPont's share repurchases, dividends paid to common stockholders and certain governance expenses. Funding is accomplished through intercompany loans. On a quarterly basis, the Company's Board reviews and determines a dividend distribution to DowDuPont to settle the intercompany loans. The dividend distribution considers the level of the Company’s earnings and cash flows and the outstanding intercompany loan balances. In the second quarter of 2018, the Company declared and paid dividends to DowDuPont of $1,053 million ($2,110 million for the first six months of 2018). At June 30, 2018, the Company's outstanding intercompany loan balance was insignificant (insignificant at December 31, 2017). In addition, at June 30, 2018, Dow had a receivable related to a tax sharing agreement with DowDuPont of $388 million ($354 million at December 31, 2017), included in "Accounts and notes receivable - Other" in the consolidated balance sheets.

On June 25, 2018, DowDuPont declared a dividend of $0.38 per share, payable on September 14, 2018, to its shareholders of record on August 31, 2018. Dow’s portion of this shareholder dividend has not yet been determined. The Company expects to declare and pay a dividend to DowDuPont in September 2018.

Dow sells to and procures from DuPont and its affiliates certain feedstocks, energy and raw materials that are consumed in each company's manufacturing process. The following table presents revenue earned and expenses incurred related to transactions with DuPont and its affiliates:

Sales to DuPont and its Affiliates	Three Months Ended Jun 30, 2018	Six Months Ended Jun 30, 2018
In millions
Net sales	$64	$107
Cost of sales	$42	$68

Purchases from DuPont and its affiliates were $34 million in the second quarter of 2018 and $78 million in the first six months of 2018.

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

RECENT DEVELOPMENTS
On July 1, 2018, Andrew N. Liveris, Chief Executive Officer and Chairman of the Board, retired from the Company. Jim Fitterling was appointed the new Chief Executive Officer of the Company.

Impact From Recently Enacted Tariffs
Certain countries where the Company’s products are manufactured, distributed or sold have recently enacted or are considering imposing new tariffs on certain products. The Company has analyzed the potential impact from tariffs that took effect on July 6, 2018 and does not expect such tariffs will have a material impact on its results of operations in 2018 because of the Company’s mitigation actions and its global asset base. The Company will continue to monitor the situation and take actions, where possible, to mitigate any potential impact as events unfold.

Selected Financial Data [1]	Three Months Ended		Six Months Ended
In millions	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Net sales	$15,793	$13,834	$30,692	$27,064

Cost of sales ("COS")	$12,400	$10,761	$23,952	$20,955
Percent of net sales	78.5%	77.8%	78.0%	77.4%

Research and development expenses ("R&D")	$407	$408	$793	$827
Percent of net sales	2.6%	2.9%	2.6%	3.1%

Selling, general and administrative expenses ("SG&A")	$748	$720	$1,499	$1,479
Percent of net sales	4.7%	5.2%	4.9%	5.5%

Effective tax rate	23.7%	25.1%	22.3%	22.7%

Net income available for common stockholder	$1,279	$1,321	$2,621	$2,209

1.	Prior year amounts have been updated to conform with the current year presentation.

RESULTS OF OPERATIONS
Net Sales
Net sales in the second quarter of 2018 were $15.8 billion, up 14 percent from $13.8 billion in the second quarter of last year, primarily reflecting demand growth, increased selling prices and the favorable impact of currency. Sales increased in all geographic regions with double-digit gains in Asia Pacific (up 24 percent) and Europe, Middle East and Africa ("EMEA") (up 16 percent). Volume increased 8 percent with gains in most principal product groups. The most notable volume increases were in Polyurethanes & CAV, Packaging and Specialty Plastics, Industrial Solutions, Hydrocarbons & Energy and Crop Protection, which were partially offset by a decline in Seed. Volume increased in all geographic regions, including a double-digit increase in Asia Pacific (up 19 percent). Local price increased 4 percent driven by broad-based pricing actions as well as in response to higher feedstock and raw material costs. Local price increased in all geographic regions and across all principal product groups, except Electronics & Imaging and Seed, with the most notable increases in Consumer Solutions, Polyurethanes & CAV, Packaging and Specialty Plastics, Hydrocarbons & Energy and Industrial Solutions. Currency was up 3 percent compared with the same period last year, driven primarily by EMEA (up 7 percent).

Net sales for the first six months of 2018 were $30.7 billion, up 13 percent from $27.1 billion in the same period last year, primarily reflecting higher sales volume, increased selling prices and the favorable impact of currency. Sales increased in all geographic regions with double-digit increases in Asia Pacific (up 22 percent) and EMEA (up 18 percent). Volume was up 7 percent compared with the same period last year, reflecting growth in most principal product groups with the most notable increases in Polyurethanes & CAV, Packaging and Specialty Plastics, Industrial Solutions and Hydrocarbons & Energy. Volume increased in all geographic regions, including a double-digit increase in Asia Pacific (up 17 percent). Local price increased 4 percent, with increases in all geographic regions in response to higher feedstock and raw material costs. Local price increased across most principal product groups, with notable increases in Polyurethanes & CAV, Consumer Solutions, Packaging and Specialty Plastics, Coatings & Performance Monomers and Industrial Solutions, which more than offset declines in Hydrocarbons & Energy and Seed. Currency was up 3 percent compared with the same period last year, driven primarily by EMEA (up 9 percent).

The following table summarizes sales variances by geographic region from the prior year:

Sales Variances by Geographic Region	Three Months Ended Jun 30, 2018					Six Months Ended Jun 30, 2018
	Local Price & Product Mix	Currency	Volume	Portfolio & Other [1]	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other [1]	Total
Percentage change from prior year
U.S. & Canada	3%	—%	6%	—%	9%	3%	—%	4%	—%	7%
EMEA	5	7	4	—	16	4	9	5	—	18
Asia Pacific	5	2	19	(2)	24	4	3	17	(2)	22
Latin America	6	—	2	(2)	6	6	—	2	(2)	6
Total	4%	3%	8%	(1)%	14%	4%	3%	7%	(1)%	13%
1. Includes the divestitures of SKC Haas Display Films group of companies, the global Ethylene Acrylic Acid copolymers and ionomers business and a portion of Dow AgroSciences' corn seed business in Brazil.

Cost of Sales
COS was $12.4 billion in the second quarter of 2018, up from $10.8 billion in the second quarter of 2017. For the first six months of 2018, COS was $24.0 billion, up from $21.0 billion in the first six months of 2017. For the three and six months ended June 30, 2018, COS increased primarily due to increased sales volume, higher feedstock and other raw material costs and increased planned maintenance turnaround costs which more than offset lower commissioning expenses related to U.S. Gulf Coast growth projects and cost synergies. COS as a percentage of net sales in the second quarter of 2018 was 78.5 percent (77.8 percent in the second quarter of 2017) and was 78.0 percent for the first six months of 2018 (77.4 percent for the first six months of 2017).

Research and Development Expenses
R&D expenses totaled $407 million in the second quarter of 2018, essentially flat from $408 million in the second quarter of 2017. For the first six months of 2018, R&D expenses totaled $793 million, down $34 million (4 percent) from $827 million in the first six months of 2017. R&D expenses decreased in the first six months of 2018 primarily due to cost synergies.

Selling, General and Administrative Expenses
SG&A expenses were $748 million in the second quarter of 2018, up $28 million (4 percent) from $720 million in the second quarter of last year. For the first six months of 2018, SG&A expenses totaled $1,499 million, up $20 million (1 percent) from $1,479 million in the first six months of 2017. SG&A expenses for the three and six months ended June 30, 2018, were higher compared with the prior year as the prior year expenses were favorably impacted by a recovery of costs related to the Nova Chemicals Corporation ("Nova") patent infringement award in the second quarter of 2017. See Note 11 to the Consolidated Financial Statements for additional information.

Amortization of Intangibles
Amortization of intangibles was $155 million in the second quarter of 2018, compared with $157 million in the second quarter of 2017. In the first six months of 2018, amortization of intangibles was $314 million, compared with $312 million in the same period last year. See Note 8 to the Consolidated Financial Statements for additional information on intangible assets.

Restructuring and Asset Related Charges (Credits) - Net
DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the "Synergy Program") which is designed to integrate and optimize the organization following the Merger and in preparation for the Intended Business Separations. Based on all actions approved to date under the Synergy Program, the Company expects to record total pretax restructuring charges of approximately $1.3 billion, comprised of approximately $525 million to $575 million of severance and related benefit costs; $400 million to $440 million of asset write-downs and write-offs; and $290 million to $310 million of costs associated with exit and disposal activities.

For the three months ended June 30, 2018, the Company recorded pretax restructuring charges of $88 million, consisting of severance and related benefit costs of $38 million, asset write-downs and write-offs of $27 million and costs associated with exit and disposal activities of $23 million. For the six months ended June 30, 2018, the Company recorded pretax restructuring charges of $251 million, consisting of severance and related benefit costs of $142 million, asset write-downs and write-offs of $75 million and costs associated with exit and disposal activities of $34 million.

2016 Restructuring
For the three months ended June 30, 2018, the Company recorded pretax restructuring charges of $7 million, consisting of a favorable adjustment to the severance reserve of $8 million and a charge of $15 million for costs associated with exit and disposal activities. For the six months ended June 30, 2018, the Company recorded pretax restructuring charges of $6 million, consisting of a favorable adjustment to the severance reserve of $8 million and a charge of $14 million for costs associated with exit and disposal activities. See Note 4 to the Consolidated Financial Statements for details on the Company's restructuring activities.

Integration and Separation Costs
Integration and separation costs, which reflect costs related to the Merger and the ownership restructure of Dow Silicones, as well as post-Merger integration and Intended Business Separation activities, were $231 million in the second quarter of 2018, up from $136 million in the second quarter of 2017. In the first six months of 2018, integration and separation costs were $433 million, up from $245 million in the first six months of 2017. For the three and six months ended June 30, 2018, integration and separation costs increased primarily from post-Merger integration and Intended Business Separation activities.

Equity in Earnings of Nonconsolidated Affiliates
Dow's share of the earnings of nonconsolidated affiliates was $231 million in the second quarter of 2018, up from $54 million in the second quarter of 2017, primarily due to higher earnings from the Kuwait joint ventures (driven by increased volume and improved monoethylene glycol prices) and lower equity losses from Sadara Chemical Company ("Sadara"). In the first six months of 2018, Dow's share of the earnings of nonconsolidated affiliates was $474 million, up from $250 million in the first six months of 2017, as lower equity losses from Sadara and higher earnings from the Kuwait joint ventures were partially offset by lower equity earnings from the HSC Group, which reflected customer settlements in the first quarter of 2017 related to long-term polysilicon sales agreements.

Sundry Income (Expense) - Net
Sundry income (expense) – net includes a variety of income and expense items such as foreign currency exchange gains and losses, interest income, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other postretirement benefit plan credits or costs, and certain litigation matters. Sundry income (expense) – net in the second quarter of 2018 was income of $5 million, a decrease of $317 million compared with income of $322 million in the second quarter of 2017. The second quarter of 2017 included a $137 million gain related to the Nova patent infringement matter and gain on sales of assets and other investments.

Year to date, sundry income (expense) - net was income of $88 million, an increase of $210 million compared with expense of $122 million in the same period last year. In addition to the amounts previously discussed, the first six months of 2017 included a $469 million loss related to the Bayer CropScience arbitration matter. See Notes 5 and 11 to the Consolidated Financial Statements for additional information.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $274 million in the second quarter of 2018, up from $226 million in the second quarter of 2017. Interest expense and amortization of debt discount was $544 million in the first six months of 2018, up from $445 million in the first six months of 2017. The increase primarily reflects lower capitalized interest as a result of decreased capital spending.

Provision for Income Taxes
The Company's effective tax rate fluctuates based on, among other factors, where income is earned and by the level of equity earnings, since most of the earnings from the Company's equity method investments are taxed at the joint venture level.

On December 22, 2017, the Tax Cuts and Jobs Act ("The Act") was enacted. The Act reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, creates new provisions related to foreign sourced earnings, eliminates the domestic manufacturing deduction and moves towards a territorial system. The Company recorded adjustments related to The Act during the first quarter of 2018 which resulted in a charge of $7 million to "Provision for income taxes." In the second quarter of 2018, no additional adjustments related to The Act were recorded.

The effective tax rate for the second quarter of 2018 was 23.7 percent, compared with 25.1 percent for the second quarter of 2017. For the first six months of 2018, the effective tax rate was 22.3 percent, compared with 22.7 percent for the first six months of 2017. The tax rate in the second quarter of 2018 was favorably impacted by the reduced U.S. federal corporate income tax rate and unfavorably impacted by non-deductible restructuring costs and certain provisions in The Act related to the taxability of foreign earnings. In addition to the items previously discussed, the tax rate for the first six months of 2018 was favorably impacted by tax benefits related to the issuance of stock-based compensation. The tax rate in the second quarter of 2017 was primarily impacted by the geographic mix of earnings. In addition, the tax rate for the first six months of 2017 reflected a tax benefit from the Bayer CropScience arbitration matter and the adoption of Accounting Standards Update ("ASU") 2016-09, which resulted in the recognition of excess tax benefits related to stock-based compensation in the provision for income taxes. See Notes 6 and 11 to the Consolidated Financial Statements for additional information.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $31 million in the second quarter of 2018, down from $38 million in the second quarter of 2017. For the first six months of 2018, net income attributable to noncontrolling interests was $66 million, compared with $65 million for the same period last year.

Net Income Available for the Common Stockholder
Net income available for the common stockholder was $1,279 million in the second quarter of 2018, compared with $1,321 million in the second quarter of 2017. Net income available for the common stockholder in the first six months of 2018 was $2,621 million, up from $2,209 million in the same period last year. Effective with the Merger, Dow no longer has publicly traded common stock. Dow's common shares are owned solely by its parent company, DowDuPont.

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents of $4,823 million at June 30, 2018 and $6,188 million at December 31, 2017, of which $2,902 million at June 30, 2018 and $4,318 million at December 31, 2017, was held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

The Company is currently evaluating the impact of The Act on its permanent reinvestment assertion. The Act requires companies to pay a one-time transition tax on earnings of foreign subsidiaries, a majority of which were previously considered permanently reinvested by the Company (see Note 6 to the Consolidated Financial Statements for further details of The Act). A tax liability was accrued for the estimated U.S. federal tax on all unrepatriated earnings at December 31, 2017, in accordance with The Act. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. The Company has the ability to repatriate additional funds to the U.S., which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. During 2018, the Company has and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations or separation activities; however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Six Months Ended
In millions	Jun 30, 2018	Jun 30, 2017 [1]
Cash provided by (used for):
Operating activities	$1,550	$(101)
Investing activities	(424)	192
Financing activities	(2,397)	(690)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(68)	208
Summary
Decrease in cash, cash equivalents and restricted cash	$(1,339)	$(391)
Cash, cash equivalents and restricted cash at beginning of period	6,207	6,624
Cash, cash equivalents and restricted cash at end of period [2]	$4,868	$6,233

1.	Updated for ASU 2016-15 and ASU 2016-18. See Notes 1 and 2 to the Consolidated Financial Statements for additional information.

2.	Includes restricted cash of $45 million at June 30, 2018 and $15 million at June 30, 2017, which is included in "Other current assets" in the consolidated balance sheets.

Reclassification of Prior Period Amounts Related to Accounts Receivable Securitization
In connection with the review and implementation of ASU 2016-15, the Company changed the prior period presentation and amount of proceeds from interests in trade accounts receivable conduits due to additional interpretive guidance related to the required method for calculating the cash received from beneficial interests in the conduits. In the first six months of 2017, changes related to the calculation and presentation of proceeds from interests in trade accounts receivable conduits resulted in a reclassification of $1,914 million from cash used for operating activities to cash provided by investing activities.

Cash Flows from Operating Activities
In the first six months of 2018, cash provided by operating activities was $1,550 million, compared with cash used for operating activities of $101 million in the first six months of 2017, primarily reflecting a decrease in cash used for working capital requirements and higher cash earnings.

Cash Flows from Investing Activities
In the first six months of 2018, cash used for investing activities was $424 million, primarily due to capital expenditures and purchases of investments, which were partially offset by proceeds from sales and maturities of investments and proceeds from interests in trade accounts receivable conduits. In the first six months of 2017, cash provided by investing activities was $192 million, primarily due to proceeds from interests in trade accounts receivable conduits, proceeds from sales and maturities of investments and net proceeds from sales of property and businesses, which more than offset capital expenditures, loans to Sadara and purchases of investments.

Capital spending was $987 million in the first six months of 2018, compared with $1,549 million in the first six months of 2017. The Company expects full year capital spending in 2018 to be approximately $3.0 billion to $3.2 billion, commensurate with depreciation and amortization expense. In addition, the Company expects an additional $100 million to $200 million of capital spending for targeted cost synergy and business separation projects by the end of 2018.

In the first six months of 2018, the Company entered into a shareholder loan reduction agreement with Sadara and converted $140 million of the existing loan balance into equity. The Company expects to loan between zero and $200 million to Sadara during the remainder of 2018. All or a portion of the outstanding loans to Sadara could potentially be converted into equity in future periods.

Cash Flows from Financing Activities
In the first six months of 2018, cash used for financing activities increased to $2,397 million compared with $690 million in the same period last year due to an increase in dividends paid, an increase in payments of long-term debt and a decrease in proceeds from sales/issuance of common stock.

Liquidity & Financial Flexibility
The Company’s primary source of incremental liquidity is cash flows from operating activities. The generation of cash from operations and the Company's ability to access debt markets is expected to meet the Company’s cash requirements for working capital, capital expenditures, debt maturities, contributions to pension plans, dividend distributions to its parent company and other needs. In addition to cash provided by operating activities, the Company’s current liquidity sources also include U.S. and Euromarket commercial paper, committed credit facilities, accounts receivable securitization facilities and other debt markets. Additional details on sources of liquidity are as follows:

Commercial Paper
Dow issues promissory notes under its U.S. and Euromarket commercial paper programs. The Company had $500 million of commercial paper outstanding at June 30, 2018 ($231 million at December 31, 2017). The Company maintains access to the commercial paper market at competitive rates. Amounts outstanding under the Company's commercial paper programs during the period may be greater, or less than, the amount reported at the end of the period. Subsequent to June 30, 2018, the Company issued approximately $1.1 billion of commercial paper.

Committed Credit Facilities
In the event Dow has short-term liquidity needs and is unable to issue commercial paper for any reason, Dow has the ability to access liquidity through its committed and available credit facilities. On May 27, 2018, the Company renewed a $200 million Bilateral Revolving Credit Facility agreement, which has a maturity date in May 2020 and provides for interest at floating rates, as defined in the agreement. On July 20, 2018, the Company renewed a $200 million Bilateral Revolving Credit Facility agreement, which has a maturity date in July 2020 and provides for interest at floating rates, as defined in the agreement.

In connection with the Dow Silicones ownership restructure, on May 31, 2016, Dow Silicones incurred $4.5 billion of indebtedness under a certain third party credit agreement ("Term Loan Facility"). The Company subsequently guaranteed the obligations of Dow Silicones under the Term Loan Facility and, as a result, the covenants and events of default applicable to the Term Loan Facility are substantially similar to the covenants and events of default set forth in the Company's Five Year Competitive Advance and Revolving Credit Facility. In the second quarter of 2018, Dow Silicones exercised a 19-month extension option making amounts borrowed under the Term Loan Facility repayable on December 30, 2019, and amended the Term Loan Facility to include an additional 2-year extension option, at Dow Silicones' election, upon satisfaction of certain customary conditions precedent.

At June 30, 2018, the Company had total committed credit facilities of $10.9 billion and available credit facilities of $6.4 billion. See Note 15 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for additional information on committed and available credit facilities.

Accounts Receivable Securitization Facilities
The Company has access to committed accounts receivable securitization facilities in the United States and Europe, from which amounts available for funding are based upon available and eligible accounts receivable within each of the facilities. The Company renewed the United States facility in June 2015, as amended in June 2018, for a term that extends to September 2018. The Europe facility was renewed in July 2015, as amended in June 2018, for a term that extends to October 2018.

In the fourth quarter of 2017, the Company suspended further sales of trade accounts receivable through these facilities and began reducing outstanding balances through collections of trade accounts receivable previously sold to such conduits. The Company has the ability to resume such sales to the conduits, subject to certain prior notice requirements, at the discretion of the Company. See Note 9 to the Consolidated Financial Statements for additional information.

Debt
As Dow continues to maintain its strong balance sheet and financial flexibility, management is focused on net debt (a non-GAAP financial measure), as Dow believes this is the best representation of the Company’s financial leverage at this point in time. As shown in the following table, net debt is equal to total gross debt minus "Cash and cash equivalents" and "Marketable securities." At June 30, 2018, net debt as a percent of total capitalization increased to 36.2 percent, compared with 35.4 percent at December 31, 2017, primarily due to a decrease in cash and cash equivalents.

Total Debt	Jun 30, 2018	Dec 31, 2017
In millions
Notes payable	$862	$484
Long-term debt due within one year	2,837	752
Long-term debt	17,122	19,765
Gross debt	$20,821	$21,001
- Cash and cash equivalents	$4,823	$6,188
- Marketable securities	133	4
Net debt	$15,865	$14,809
Gross debt as a percent of total capitalization	42.6%	43.7%
Net debt as a percent of total capitalization	36.2%	35.4%

Dow's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. The Company's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of the Company's consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement equals or exceeds $500 million. The ratio of the Company's consolidated indebtedness to consolidated capitalization as defined in the Five Year Competitive Advance and Revolving Credit Facility Agreement was 0.42 to 1.00 at June 30, 2018. Management believes the Company was in compliance with all of its covenants and default provisions at June 30, 2018. For information on Dow's covenants and default provisions, see Note 15 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

Credit Ratings
At July 31, 2018, the Company's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB	A-2	Stable
Moody’s Investors Service	Baa2	P-2	Stable
Fitch Ratings	BBB	F2	Rating Watch Positive

Downgrades in the Company's credit ratings will increase borrowing costs on certain indentures and could impact the Company's ability to access credit markets.

Dividends
Effective with the Merger, Dow no longer has publicly traded common stock. Dow's common shares are owned solely by its parent company, DowDuPont. The Company has committed to fund a portion of DowDuPont's share repurchases, dividends paid to common stockholders and governance expenses. Funding is accomplished through intercompany loans. On a quarterly basis, the Company’s Board of Directors review and determine a dividend distribution to DowDuPont to settle the intercompany loans. The dividend distribution considers the level of the Company’s earnings and cash flows and the outstanding intercompany loan balances. In the second quarter of 2018, the Company declared and paid dividends to DowDuPont of $1,053 million ($2,110 million for the first six months of 2018).

On June 25, 2018, DowDuPont declared a dividend of $0.38 per share, payable on September 14, 2018, to its shareholders of record on August 31, 2018. Dow’s portion of this shareholder dividend has not yet been determined. The Company expects to declare and pay a dividend to DowDuPont in September 2018. See Note 19 to the Consolidated Financial Statements for additional information.

Restructuring
The activities related to the Synergy Program are expected to result in additional cash expenditures of approximately $600 million to $670 million, primarily through the end of 2019, consisting of severance and related benefit costs and costs associated with exit and disposal activities, including environmental remediation (see Note 4 to the Consolidated Financial Statements). The Company expects to incur additional costs in the future related to its restructuring activities. Future costs are expected to include demolition costs related to closed facilities and restructuring plan implementation costs; these costs will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

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

Contractual Obligations at Jun 30, 2018	Payments Due In
In millions	2018	2019-2020	2021-2022	2023 and beyond	Total
Purchase obligations [1]	$3,279	$5,142	$3,997	$7,527	$19,945

1.	Includes outstanding purchase orders and other commitments greater than $1 million obtained through a survey conducted within the Company.

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

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. The Company had outstanding guarantees at June 30, 2018 of $5,467 million, down from $5,663 million at December 31, 2017. Additional information related to guarantees can be found in the "Guarantees" section of Note 11 to the Consolidated Financial Statements.

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

Asbestos-Related Claim Activity	2018	2017
Claims unresolved at Jan 1	15,427	16,141
Claims filed	3,537	3,644
Claims settled, dismissed or otherwise resolved	(5,230)	(3,875)
Claims unresolved at Jun 30	13,734	15,910
Claimants with claims against both Union Carbide and Amchem	(4,928)	(5,648)
Individual claimants at Jun 30	8,806	10,262

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

The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred in the second quarter of 2018. For a current status of this matter, see Note 11 to the Consolidated Financial Statements.

Environmental Matters
On July 5, 2018, the Company received a draft consent decree from the EPA, the Department of Justice (“DOJ”) and the Louisiana Department of Environmental Quality (“DEQ”), relating to the operation of steam-assisted flares at Dow’s olefins manufacturing facilities in Freeport, Texas; Plaquemine, Louisiana; and St. Charles, Louisiana. Discussions between the EPA, the DOJ and the DEQ are ongoing.

ITEM 1A. RISK FACTORS
There were no material changes in the Company's risk factors in the second quarter of 2018.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
In the first quarter of 2018, the Company adopted new accounting standards that required retrospective application. The Company updated the consolidated statements of income as a result of adopting Accounting Standards Update ("ASU") 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The consolidated statements of cash flows were updated as a result of adopting ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" and ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash." See Notes 1 and 2 for additional information.

Changes to the Consolidated Financial Statements as a result of the retrospective application of the new accounting standards are summarized as follows:

Summary of Changes to the Consolidated Statements of Income In millions	For the Years Ended Dec 31
	2017 As Filed	2017 Updated [1]	2016 As Filed	2016 Updated [1]	2015 As Filed	2015 Updated [1]
Cost of sales	$44,308	$43,612	$37,640	$37,668	$37,745	$37,512
Research and development expenses	$1,637	$1,648	$1,584	$1,593	$1,598	$1,564
Selling, general and administrative expenses	$2,917	$2,920	$2,956	$2,953	$2,948	$2,898
Sundry income (expense) - net	$877	$195	$1,452	$1,486	$4,716	$4,399
1. Reflects changes resulting from the adoption of ASU 2017-07.

Summary of Changes to the Consolidated Statements of Cash Flows In millions	For the Years Ended Dec 31
	2017 As Filed	2017 Updated [1]	2016 As Filed	2016 Updated [1]	2015 As Filed	2015 Updated [1]
Operating Activities
Accounts and notes receivable	$(4,734)	$(7,104)	$(1,539)	$(4,252)	$(84)	$(3,427)
Proceeds from interests in trade accounts receivable conduits	$2,269	$—	$1,257	$—	$1,034	$—
Other assets and liabilities, net	$(104)	$(102)	$(717)	$(723)	$(48)	$(44)
Cash provided by (used for) operating activities	$4,502	$(135)	$5,600	$1,624	$7,607	$3,234
Investing Activities
Payment into escrow account	$(130)	$—	$(835)	$—	$—	$—
Distribution from escrow account	$130	$—	$835	$—	$—	$—
Acquisitions of property and businesses, net of cash acquired	$16	$47	$(187)	$(187)	$(123)	$(123)
Cash acquired in step acquisition of nonconsolidated affiliate	$—	$—	$1,050	$1,070	$—	$—
Proceeds from interests in trade accounts receivable conduits	$—	$4,639	$—	$3,970	$—	$4,377
Cash provided by (used for) investing activities	$(1,941)	$2,729	$(3,479)	$511	$(1,350)	$3,027
Financing Activities
Contingent payment for acquisition of businesses	$—	$(31)	$—	$—	$—	$—
Other financing activities, net	$(4)	$(4)	$(2)	$(2)	$(88)	$(89)
Cash used for financing activities	$(3,300)	$(3,331)	$(4,014)	$(4,014)	$(3,132)	$(3,133)
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	$(419)	$(417)	$(1,970)	$(1,956)	$2,923	$2,926
Cash, cash equivalents and restricted cash at beginning of period	$6,607	$6,624	$8,577	$8,580	$5,654	$5,654
Cash, cash equivalents and restricted cash at end of period	$6,188	$6,207	$6,607	$6,624	$8,577	$8,580

1.
Reflects the adoption of ASU 2016-15 and ASU 2016-18. In connection with the review and implementation of ASU 2016-15, the Company also changed the value of “Proceeds from interests in trade accounts receivable conduits” due to additional interpretive guidance of the required method for calculating the cash received from beneficial interests in the conduits.

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
Date: August 3, 2018

/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Controller and Vice President
of Controllers and Tax