Form 10-Q
period 2018-09-30
DOW CHEMICAL CO /DE/
filed 2018-11-02
CIK 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2018

or

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
☑  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
☐  Yes    ☑ No

At September 30, 2018, 100 shares of common stock were outstanding, all of which were held by the registrant's parent, DowDuPont Inc.

The registrant meets the conditions set forth in General Instruction H(l)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

The Dow Chemical Company
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2018

The Dow Chemical Company and Subsidiaries

Throughout this Quarterly Report on Form 10-Q, except as otherwise noted by the context, the terms "Company" or "Dow" as used herein mean The Dow Chemical Company and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may appear throughout this report including, without limitation, the section: “Management's Discussion and Analysis.” These forward-looking statements often address expected future business and financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “may,” “opportunity,” “outlook,” “plan,” “project,” “see,” “seek,” “should,” “strategy,” “target,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions and variations or negatives of these words. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.

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

Forward-looking statements by their nature address matters that are, to varying degrees, uncertain, including important risks associated with the Merger and the intended separation, subject to approval of the Company's Board of Directors and customary closing conditions, of DowDuPont’s materials science business under the Dow brand as well as the intended separation of DowDuPont’s agriculture and specialty products businesses in one or more tax-efficient transactions on anticipated terms (the “Intended Business Separations”). Forward-looking statements are not guarantees of future performance and are based on certain assumptions and expectations of future events which may not be realized. Forward-looking statements also involve risks and uncertainties, many of which are beyond Dow's control. Some of the important factors that could cause Dow’s actual results to differ materially from those projected in any such forward-looking statements include, but are not limited to: (i) costs to achieve and achieving the successful integration of the respective agriculture, materials science and specialty products businesses of Dow and DuPont, anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, productivity actions, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the combined operations; (ii) costs to achieve and achievement of the anticipated synergies by the combined agriculture, materials science and specialty products businesses; (iii) risks associated with the Intended Business Separations, associated costs, disruptions in the financial markets or other potential barriers; (iv) disruptions or business uncertainty, including from the Intended Business Separations, could adversely impact Dow’s business (either directly or indirectly in connection with disruptions to DowDuPont or DuPont); (v) Dow's ability to retain and hire key personnel; (vi) uncertainty as to the long-term value of DowDuPont common stock; and (vii) risks to DowDuPont's, Dow's and DuPont's business, operations and results of operations from: the availability of and fluctuations in the cost of feedstocks and energy; balance of supply and demand and the impact of balance on prices; failure to develop and market new products and optimally manage product life cycles; ability, cost and impact on business operations, including the supply chain, of responding to changes in market acceptance, rules, regulations and policies and failure to respond to such changes; outcome of significant litigation, environmental matters and other commitments and contingencies; failure to appropriately manage process safety and product stewardship issues; global economic and capital market conditions, including the continued availability of capital and financing, as well as inflation, interest and currency exchange rates; changes in political conditions, including trade disputes and retaliatory actions; business or supply disruptions; security threats, such as acts of sabotage, terrorism or war, natural disasters and weather events and patterns which could result in a significant operational event for the Company or adversely impact demand or production; ability to discover, develop and protect new technologies and to protect and enforce the Company's intellectual property rights; failure to effectively manage acquisitions, divestitures, alliances, joint ventures and other portfolio changes; unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, as well as management's response to any of the aforementioned factors. These risks are and will be more fully discussed in the current, quarterly and annual reports filed with the U.S. Securities and Exchange Commission by DowDuPont as well as the preliminary registration statements on Form 10, in each case as amended from time to time, of each of Dow Holdings Inc. and Corteva, Inc. While the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.

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

A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (see Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2017) and as set forth in the preliminary registration statements on Form 10, in each case as amended from time to time, of each of Dow Holdings Inc. and Corteva, Inc. Dow undertakes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Net sales	$14,976	$13,633	$45,668	$40,697
Cost of sales	11,933	10,663	35,885	31,618
Research and development expenses	373	408	1,166	1,235
Selling, general and administrative expenses	672	724	2,171	2,203
Amortization of intangibles	155	155	469	467
Restructuring and asset related charges - net	108	139	371	126
Integration and separation costs	278	283	711	528
Equity in earnings of nonconsolidated affiliates	165	156	639	406
Sundry income (expense) - net	11	268	99	146
Interest expense and amortization of debt discount	280	256	824	701
Income before income taxes	1,353	1,429	4,809	4,371
Provision for income taxes	317	624	1,086	1,292
Net income	1,036	805	3,723	3,079
Net income attributable to noncontrolling interests	36	22	102	87
Net income available for The Dow Chemical Company common stockholder	$1,000	$783	$3,621	$2,992

Depreciation	$613	$598	$1,840	$1,710
Capital expenditures	$663	$660	$1,650	$2,209
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Net income	$1,036	$805	$3,723	$3,079
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	8	(51)	(31)	(43)
Cumulative translation adjustments	(98)	193	(192)	819
Pension and other postretirement benefit plans	123	105	373	308
Derivative instruments	208	32	332	(57)
Total other comprehensive income	241	279	482	1,027
Comprehensive income	1,277	1,084	4,205	4,106
Comprehensive income attributable to noncontrolling interests, net of tax	31	28	58	121
Comprehensive income attributable to The Dow Chemical Company	$1,246	$1,056	$4,147	$3,985
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Sep 30, 2018	Dec 31, 2017
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2018: $133; 2017: $107)	$3,403	$6,188
Marketable securities	106	4
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2018: $124; 2017: $117)	8,775	7,338
Other	4,150	4,711
Inventories	9,615	8,376
Other current assets	911	627
Total current assets	26,960	27,244
Investments
Investment in nonconsolidated affiliates	3,818	3,742
Other investments (investments carried at fair value - 2018: $1,864; 2017: $1,512)	2,657	2,510
Noncurrent receivables	427	594
Total investments	6,902	6,846
Property
Property	61,106	60,426
Less accumulated depreciation	37,710	36,614
Net property (variable interest entities restricted - 2018: $769; 2017: $907)	23,396	23,812
Other Assets
Goodwill	13,871	13,938
Other intangible assets (net of accumulated amortization - 2018: $5,581; 2017: $5,161)	5,054	5,549
Deferred income tax assets	1,716	1,722
Deferred charges and other assets	1,152	829
Total other assets	21,793	22,038
Total Assets	$79,051	$79,940
Liabilities and Equity
Current Liabilities
Notes payable	$910	$484
Long-term debt due within one year	2,605	752
Accounts payable:
Trade	5,549	5,360
Other	3,652	3,062
Income taxes payable	613	694
Accrued and other current liabilities	3,497	4,025
Total current liabilities	16,826	14,377
Long-Term Debt (variable interest entities nonrecourse - 2018: $148; 2017: $249)	17,085	19,765
Other Noncurrent Liabilities
Deferred income tax liabilities	792	764
Pension and other postretirement benefits - noncurrent	9,137	10,794
Asbestos-related liabilities - noncurrent	1,164	1,237
Other noncurrent obligations	5,709	5,994
Total other noncurrent liabilities	16,802	18,789
Stockholders’ Equity
Common stock (authorized and issued 100 shares of $0.01 par value each)	—	—
Additional paid-in capital	6,953	6,553
Retained earnings	29,489	28,050
Accumulated other comprehensive loss	(9,146)	(8,591)
Unearned ESOP shares	(139)	(189)
The Dow Chemical Company’s stockholders’ equity	27,157	25,823
Noncontrolling interests	1,181	1,186
Total equity	28,338	27,009
Total Liabilities and Equity	$79,051	$79,940
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
In millions (Unaudited)	Sep 30, 2018	Sep 30, 2017
Operating Activities
Net income	$3,723	$3,079
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	2,502	2,318
Provision (Credit) for deferred income tax	(242)	387
Earnings of nonconsolidated affiliates less than dividends received	81	194
Net periodic pension benefit cost	327	334
Pension contributions	(1,538)	(444)
Net gain on sales of assets, businesses and investments	(54)	(474)
Adjustment to gain on step acquisition of nonconsolidated affiliate	47	—
Restructuring and asset related charges - net	371	126
Other net loss	341	296
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(1,853)	(8,291)
Inventories	(1,290)	(1,175)
Accounts payable	857	1,207
Other assets and liabilities, net	(1,075)	231
Cash provided by (used for) operating activities	2,197	(2,212)
Investing Activities
Capital expenditures	(1,650)	(2,209)
Investment in gas field developments	(82)	(98)
Purchases of previously leased assets	—	(2)
Proceeds from sales of property and businesses, net of cash divested	60	521
Acquisitions of property and businesses, net of cash acquired	(20)	—
Investments in and loans to nonconsolidated affiliates	(11)	(694)
Distributions and loan repayments from nonconsolidated affiliates	55	54
Proceeds from sale of ownership interests in nonconsolidated affiliates	—	64
Purchases of investments	(1,301)	(450)
Proceeds from sales and maturities of investments	1,026	1,039
Proceeds from interests in trade accounts receivable conduits	657	6,989
Cash provided by (used for) investing activities	(1,266)	5,214
Financing Activities
Changes in short-term notes payable	426	365
Payments on long-term debt	(862)	(550)
Proceeds from issuance of parent company stock	106	21
Proceeds from sales of common stock	—	423
Employee taxes paid for share-based payment arrangements	(90)	(89)
Contingent payment for acquisition of businesses	—	(31)
Distributions to noncontrolling interests	(69)	(58)
Dividends paid to stockholders	—	(1,621)
Dividends paid to parent	(3,158)	—
Other financing activities, net	2	—
Cash used for financing activities	(3,645)	(1,540)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(59)	323
Summary
Increase (Decrease) in cash, cash equivalents and restricted cash	(2,773)	1,785
Cash, cash equivalents and restricted cash at beginning of period	6,207	6,624
Cash, cash equivalents and restricted cash at end of period	$3,434	$8,409
Less: Restricted cash and cash equivalents, included in "Other current assets"	31	15
Cash and cash equivalents at end of period	$3,403	$8,394
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

In millions (Unaudited)	Common Stock	Add'l Paid in Capital	Retained Earnings	Accum Other Comp Loss	Unearned ESOP	Treasury Stock	Non-controlling Interests	Total Equity
2017
Balance at Dec 31, 2016	$3,107	$4,262	$30,338	$(9,822)	$(239)	$(1,659)	$1,242	$27,229
Net income available for The Dow Chemical Company common stockholder	—	—	2,992	—	—	—	—	2,992
Other comprehensive income	—	—	—	1,027	—	—	—	1,027
Dividends to stockholders	—	—	(1,673)	—	—	—	—	(1,673)
Common stock issued/sold	—	423	—	—	—	724	—	1,147
Issuance of parent company stock	—	21	—	—	—	—	—	21
Stock-based compensation and allocation of ESOP shares	—	(443)	—	—	47	—	—	(396)
Impact of noncontrolling interests	—	—	—	—	—	—	(53)	(53)
Merger impact	(3,107)	2,172	—	—	—	935	—	—
Other	—	(2)	(21)	—	—	—	—	(23)
Balance at Sep 30, 2017	$—	$6,433	$31,636	$(8,795)	$(192)	$—	$1,189	$30,271
2018
Balance at Dec 31, 2017	$—	$6,553	$28,050	$(8,591)	$(189)	$—	$1,186	$27,009
Adoption of accounting standards (Note 1)	—	—	989	(1,037)	—	—	—	(48)
Net income available for The Dow Chemical Company common stockholder	—	—	3,621	—	—	—	—	3,621
Other comprehensive income	—	—	—	482	—	—	—	482
Dividends to parent	—	—	(3,158)	—	—	—	—	(3,158)
Issuance of parent company stock	—	106	—	—	—	—	—	106
Stock-based compensation and allocation of ESOP shares	—	294	—	—	50	—	—	344
Impact of noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Other	—	—	(13)	—	—	—	—	(13)
Balance at Sep 30, 2018	$—	$6,953	$29,489	$(9,146)	$(139)	$—	$1,181	$28,338
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

Following the Merger, Dow and DuPont intend to pursue, subject to certain customary conditions, including, among others, the effectiveness of registration statements filed with the U.S. Securities and Exchange Commission ("SEC") and approval by the board of directors of DowDuPont, the separation of the combined company's agriculture, materials science and specialty products businesses through one or more tax-efficient transactions ("Intended Business Separations").

Beginning September 1, 2017, transactions between DowDuPont, Dow and DuPont and their affiliates are reflected in these consolidated financial statements and will be disclosed as related party transactions, when material. Transactions between Dow and DuPont primarily consist of the sale and procurement of certain feedstocks, energy and raw materials that are consumed in each company's manufacturing process. See Note 20 for additional information.

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

Changes to Prior Period Consolidated Financial Statements
In the first quarter of 2018, the Company adopted new accounting standards that required retrospective application. The Company updated the consolidated statements of income as a result of adopting Accounting Standards Update ("ASU") 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The consolidated statements of cash flows were updated as a result of adopting ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" and ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash." See Note 2 for additional information on the ASUs. In the third quarter of 2018, the SEC's Office of the Chief Accountant provided additional guidance related to ASU 2016-15 that indicated an entity must evaluate daily transaction activity to calculate the value of cash received from beneficial interests in conduits, resulting in additional updates to the consolidated statements of cash flows.

Changes to the consolidated financial statements as a result of the retrospective application of the new accounting standards are summarized as follows:

Summary of Changes to the Consolidated Statements of Income	Three Months Ended Sep 30, 2017		Nine Months Ended Sep 30, 2017
In millions	As Filed	Updated [1]	As Filed	Updated [1]
Cost of sales	$10,666	$10,663	$31,626	$31,618
Research and development expenses	$406	$408	$1,227	$1,235
Selling, general and administrative expenses	$723	$724	$2,201	$2,203
Sundry income (expense) - net			$144	$146

1.	Reflects changes resulting from the adoption of ASU 2017-07. See Note 2 for additional information.

Summary of Changes to the Consolidated Statements of Cash Flows	Nine Months Ended Sep 30, 2017
In millions	As Filed	Updated [1]
Operating Activities
Proceeds from interests in trade accounts receivable conduits	$939	$—
Accounts and notes receivable	$(2,241)	$(8,291)
Other assets and liabilities, net	$233	$231
Cash provided by (used for) operating activities	$4,779	$(2,212)
Investing Activities
Payment into escrow account	$(130)	$—
Distribution from escrow account	$130	$—
Acquisitions of property and businesses, net of cash acquired	$(31)	$—
Proceeds from interests in trade accounts receivable conduits	$—	$6,989
Cash provided by (used for) investing activities	$(1,806)	$5,214
Financing Activities
Contingent payment for acquisition of businesses	$—	$(31)
Cash used for financing activities	$(1,509)	$(1,540)
Summary
Increase in cash, cash equivalents and restricted cash	$1,787	$1,785
Cash, cash equivalents and restricted cash at beginning of period	$6,607	$6,624
Cash, cash equivalents and restricted cash at end of period	$8,394	$8,409

1.
Reflects the adoption of ASU 2016-15 and ASU 2016-18. See Note 2 for additional information. In connection with the review and implementation of ASU 2016-15, the Company also changed the prior year value of “Proceeds from interests in trade accounts receivable conduits” due to additional interpretive guidance of the required method for calculating the cash received from beneficial interests in the conduits, including additional guidance from the SEC's Office of the Chief Accountant issued in the third quarter of 2018.

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

The most significant changes as a result of adopting Topic 606 relate to the Company's contract liabilities which include payments received in advance of performance. Contract liabilities, which are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets, increased as certain performance obligations, which were previously recognized over time and related to the licensing of certain rights to patents and technology, as well as other performance obligations, are now recognized at a point in time as none of the three criteria for 'over time' recognition under Topic 606 are met.

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

Summary of Impacts to the Consolidated Balance Sheets	As Reported at Sep 30, 2018	Adjustments	Balance at Sep 30, 2018 Excluding Adoption of Topic 606
In millions
Assets
Other current assets	$911	$(18)	$893
Total current assets	$26,960	$(18)	$26,942
Deferred income tax assets	$1,716	$(29)	$1,687
Deferred charges and other assets	$1,152	$(43)	$1,109
Total other assets	$21,793	$(72)	$21,721
Total Assets	$79,051	$(90)	$78,961
Liabilities
Accounts payable - Other	$3,652	$(10)	$3,642
Income taxes payable	$613	$2	$615
Accrued and other current liabilities	$3,497	$(17)	$3,480
Total current liabilities	$16,826	$(25)	$16,801
Other noncurrent obligations	$5,709	$(134)	$5,575
Total other noncurrent liabilities	$16,802	$(134)	$16,668
Stockholders' Equity
Retained earnings	$29,489	$69	$29,558
The Dow Chemical Company's stockholders' equity	$27,157	$69	$27,226
Total equity	$28,338	$69	$28,407
Total Liabilities and Equity	$79,051	$(90)	$78,961

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

Dividends
Prior to the Merger, the Company declared dividends of $0.46 per share for the three months ended September 30, 2017 ($1.38 per share for the nine months ended September 30, 2017). Effective with the Merger, Dow no longer has publicly traded common stock. Dow's common shares are owned solely by its parent company, DowDuPont. As a result, following the Merger, the Company’s Board of Directors ("Board") determines whether or not there will be a dividend distribution to DowDuPont. See Note 20 for additional information.

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

In the first quarter of 2018, the Company adopted ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company applied the amendments in the new guidance by means of a cumulative-effect adjustment to the opening balance of retained earnings at the beginning of the first quarter of 2018. The adoption of the new guidance did not have a material impact on the consolidated financial statements. See Notes 1 and 17 for additional information.

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

Accounting Guidance Issued But Not Adopted at September 30, 2018
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," and associated ASUs related to Topic 842, which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance requires that a lessee recognize assets and liabilities for leases with lease terms of more than twelve months, and recognition, presentation and measurement in the financial statements will depend on its classification as a finance or operating lease. In addition, the new guidance will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. Lessor accounting remains largely unchanged from current U.S. GAAP but does contain some targeted improvements to align with the new revenue recognition guidance issued in 2014 (Topic 606). The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, using a modified retrospective approach, and early adoption is permitted. The Company has a cross-functional team in place to evaluate and implement the new guidance. The team continues to review existing lease arrangements and has engaged a third party to assist with the collection of lease data. The Company will elect the optional transition method that allows for a cumulative effect adjustment in the period of adoption, and prior periods will not be restated. The impact of applying other practical expedients and accounting policy elections has been evaluated and the Company is in the process of documenting the related decisions. The Company is currently implementing a third-party software solution in connection with the adoption of the ASU; however, the system is still being modified to comply with the new guidance. The Company continues to enhance accounting systems and update business processes and controls related to the new guidance for leases. Collectively, these activities are expected to facilitate the Company's ability to meet the new accounting and disclosure requirements upon adoption in the first quarter of 2019. The Company is working to quantify the impact and anticipates that the adoption of the new standard will result in a material increase in lease-related assets and liabilities in the consolidated balance sheets. The impact to the Company's consolidated statements of income and consolidated statements of cash flows is not expected to be material.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement," which is part of the FASB disclosure framework project to improve the effectiveness of disclosures in the notes to the financial statements. The amendments in the new guidance remove, modify and add certain disclosure requirements related to fair value measurements covered in ASC 820, "Fair Value Measurement." The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for either the entire standard or only the requirements that modify or eliminate the disclosure requirements, with certain requirements applied prospectively, and all other requirements applied retrospectively to all periods presented. The Company is currently evaluating the impact of adopting this guidance.

In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans," which, as part of the FASB disclosure framework project, removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of certain disclosures and adds new disclosure requirements that are considered relevant for employers that sponsor defined benefit pension and/or other postretirement benefit plans. The new standard is effective for fiscal years ending after December 15, 2020, and early adoption is permitted. The new guidance should be applied on a retrospective basis for all periods presented. The Company is currently evaluating the impact of adopting this guidance.

In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract," which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350, "Intangibles - Goodwill and Other" to determine which implementation costs to capitalize as assets or expense as incurred. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted and an entity can elect to apply the new guidance on a prospective or retrospective basis. The Company is currently evaluating the impact of adopting this guidance.

NOTE 3 – REVENUE
Revenue Recognition
The majority of the Company's revenue is derived from product sales. In the three and nine months ended September 30, 2018, 99 percent of the Company's sales related to product sales (98 percent in the three and nine months ended September 30, 2017). The remaining sales were primarily related to Dow's insurance operations and licensing of patents and technologies. As of January 1, 2018, the Company accounts for revenue in accordance with Topic 606, "Revenue from Contracts with Customers," except for revenue from Dow's insurance operations, which is accounted for in accordance with Topic 944, "Financial Services - Insurance."

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

Revenue from product sales is recognized when the customer obtains control of the Company’s product, which occurs at a point in time, usually upon shipment, with payment terms typically in the range of 30 to 60 days after invoicing, depending on business and geographic region. When the Company performs shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to shipment), these are considered fulfillment activities, and the costs are accrued when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue. The Company has elected to use the practical expedient to expense cash and non-cash sales incentives, as the amortization period for the costs to obtain the contract would have been one year or less.

Certain long-term contracts include a series of distinct goods that are delivered continuously to the customer through a pipeline (e.g., feedstocks). For these types of product sales, the Company invoices the customer in an amount that directly corresponds with the value to the customer of the Company’s performance-to-date. As a result, the Company recognizes revenue based on the amount billable to the customer in accordance with the right to invoice practical expedient.

The transaction price includes estimates for reductions in revenue from customer rebates and right of returns on product sales. These amounts are estimated based upon the most likely amount of consideration to which the customer will be entitled. The Company’s obligation for right of returns is limited primarily to the Seed principal product group. All estimates are based on historical experience, anticipated performance and the Company’s best judgment at the time, to the extent it is probable, that a significant reversal of revenue recognized will not occur. All estimates for variable consideration are reassessed periodically. The Company has elected the practical expedient to not adjust the amount of consideration for the effects of a significant financing component for all instances in which the period between payment and transfer of the goods will be one year or less.

For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation based on the relative standalone selling price. The standalone selling price is the observable price which depicts the price as if sold to a similar customer in similar circumstances.

Patents, Trademarks and Licenses
The Company enters into licensing arrangements in which it licenses certain rights of its patents and technology to customers. Revenue from the majority of the Company’s licenses for patents and technology is derived from sales-based royalties. The Company estimates the amount of sales-based royalties it expects to be entitled to based on historical sales to the customer. For the remaining revenue from licensing arrangements, payments are typically received from the Company’s licensees based on billing schedules established in each contract. Revenue is recognized by the Company when the performance obligation is satisfied.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. At September 30, 2018, the Company had remaining performance obligations related to material rights granted to customers for contract renewal options of $103 million and unfulfilled performance obligations for the licensing of technology of $227 million. The Company expects revenue to be recognized for the remaining performance obligations over the next one to six years.

The remaining performance obligations are for product sales that have expected durations of one year or less, product sales of materials delivered through a pipeline for which the Company has elected the right to invoice practical expedient, or variable consideration attributable to royalties for licenses of patents and technology. The Company has received advance payments from customers related to long-term supply agreements that are deferred and recognized over the life of the contract, with remaining contract terms that range up to 22 years. The Company will have rights to future consideration for revenue recognized when product is delivered to the customer. These payments are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets.

Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by principal product group and geographic region, as the Company believes it best depicts the nature, amount, timing and uncertainty of its revenue and cash flows. See details in the tables below:

Net Trade Revenue by Principal Product Group	Three Months Ended Sep 30, 2018	Nine Months Ended Sep 30, 2018
In millions
Coatings & Performance Monomers	$1,051	$3,108
Consumer Solutions	1,446	4,325
Crop Protection	948	3,506
Electronics & Imaging	679	1,958
Hydrocarbons & Energy	1,961	5,573
Industrial Biosciences	126	393
Industrial Solutions [1]	1,211	3,564
Nutrition & Health	145	458
Packaging and Specialty Plastics	3,795	11,535
Polyurethanes & CAV [1]	2,608	7,852
Safety & Construction	531	1,498
Seed	100	740
Transportation & Advanced Polymers	297	927
Corporate	75	221
Other	3	10
Total	$14,976	$45,668
1. Beginning in the third quarter of 2018, the Construction Chemicals principal product group was combined with Polyurethanes & CAV. Also, certain product lines associated with the oil and gas industry were realigned from the Industrial Solutions principal product group to Polyurethanes & CAV. These changes have been retrospectively reflected in the results presented.

Net Trade Revenue by Geographic Region	Three Months Ended Sep 30, 2018	Nine Months Ended Sep 30, 2018
In millions
U.S. & Canada	$5,296	$16,529
EMEA [1]	4,440	13,944
Asia Pacific	3,508	10,439
Latin America	1,732	4,756
Total	$14,976	$45,668
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

Revenue recognized in the first nine months of 2018 from amounts included in contract liabilities at the beginning of the period was approximately $190 million. In the first nine months of 2018, the amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was insignificant. The Company did not recognize any asset impairment charges related to contract assets during the period.

The following table summarizes the contract balances at September 30, 2018 and December 31, 2017:

Contract Balances	Sep 30, 2018	Topic 606 Adjustments Jan 1, 2018	Dec 31, 2017
In millions
Accounts and notes receivable - Trade	$8,775	$—	$7,338
Contract assets - current [1]	$36	$18	$—
Contract assets - noncurrent [2]	$47	$43	$—
Contract liabilities - current [3]	$165	$50	$117
Contract liabilities - noncurrent [4]	$1,411	$117	$1,365

1.	Included in "Other current assets" in the consolidated balance sheets.

2.	Included in "Deferred charges and other assets" in the consolidated balance sheets.

3.	Included in "Accrued and other current liabilities" in the consolidated balance sheets.

4.	Included in "Other noncurrent obligations" in the consolidated balance sheets.

NOTE 4 – DIVESTITURES
Merger Remedy - Divestiture of the Global Ethylene Acrylic Acid Copolymers and Ionomers Business
On February 2, 2017, as a condition of regulatory approval of the Merger, Dow announced it would divest its global ethylene acrylic acid copolymers and ionomers business ("EAA Business") to SK Global Chemical Co., Ltd. The divestiture included production assets located in Freeport, Texas, and Tarragona, Spain, along with associated intellectual property and product trademarks. Under terms of the purchase agreement, SK Global Chemical Co., Ltd will honor certain customer and supplier contracts and other agreements. On September 1, 2017, the sale was completed for $296 million, net of working capital adjustments, costs to sell and other adjustments, with proceeds subject to customary post-closing adjustments.

In the third quarter of 2017, the Company recognized a pretax gain of $227 million on the sale, included in "Sundry income (expense) - net" in the consolidated statements of income.

Merger Remedy - Divestiture of a Portion of Dow AgroSciences' Corn Seed Business
On July 11, 2017, as a condition of regulatory approval of the Merger, Dow announced it entered into a definitive agreement with CITIC Agri Fund to sell a select portion of Dow AgroSciences' corn seed business in Brazil, including some seed processing plants and seed research centers, a copy of Dow AgroSciences' Brazilian corn germplasm bank, the MORGAN™ brand and a license for the use of the DOW SEMENTES™ brand for a certain period of time, for a purchase price of $1.1 billion. The sale closed in the fourth quarter of 2017.

The Company evaluated the divestiture of the EAA Business and determined it did not represent a strategic shift that had a major effect on the Company’s operations and financial results and did not qualify as an individually significant component of the Company. The divestiture of a portion of Dow AgroSciences' corn seed business did not qualify as a component of the Company. As a result, these divestitures were not reported as discontinued operations.

NOTE 5 – RESTRUCTURING AND ASSET RELATED CHARGES - NET
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

As a result of these actions, the Company recorded pretax restructuring charges of $101 million for the three months ended September 30, 2018, consisting of severance and related benefit costs of $43 million and asset write-downs and write-offs of $58 million. For the nine months ended September 30, 2018, the Company recorded pretax restructuring charges of $352 million, consisting of severance and related benefit costs of $185 million, asset write-downs and write-offs of $133 million and costs associated with exit and disposal activities of $34 million. For the three and nine months ended September 30, 2017, the Company recorded a pretax restructuring charge for severance and related benefit costs of $139 million. The impact of these charges is shown as "Restructuring and asset related charges - net" in the consolidated statements of income. The Company expects to record additional restructuring charges during 2018 and 2019 and substantially complete the Synergy Program by the end of 2019.

The Company has recorded pretax restructuring charges of $1,039 million inception-to-date under the Synergy Program, consisting of severance and related benefit costs of $542 million, asset write-downs and write-offs of $420 million and costs associated with exit and disposal activities of $77 million.

The following table summarizes the activities related to the Synergy Program. At September 30, 2018, $267 million was included in "Accrued and other current liabilities" ($231 million at December 31, 2017) and $61 million was included in "Other noncurrent obligations" ($118 million at December 31, 2017) in the consolidated balance sheets.

Synergy Program	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Costs Associated with Exit and Disposal Activities	Total
In millions
2017 restructuring charges	$357	$287	$43	$687
Charges against the reserve	—	(287)	—	(287)
Cash payments	(51)	—	—	(51)
Reserve balance at Dec 31, 2017	$306	$—	$43	$349
2018 restructuring charges [1]	185	133	34	352
Charges against the reserve	—	(133)	—	(133)
Cash payments	(203)	—	(37)	(240)
Reserve balance at Sep 30, 2018	$288	$—	$40	$328

1.	Included in "Restructuring and asset related charges - net" in the consolidated statements of income.

The restructuring charges related to the write-down and write-off of assets in the first nine months of 2018 totaled $133 million and related primarily to the consolidation or shutdown of manufacturing, research and development ("R&D") and other non-manufacturing facilities and the write-down of inventory aligned with seed and crop protection activities.

2016 Restructuring
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

NOTE 6 – SUPPLEMENTARY INFORMATION
The Company uses "Sundry income (expense) – net" to record a variety of income and expense items such as foreign currency exchange gains and losses, interest income, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other postretirement benefit plan credits or costs, and certain litigation matters. For the three months ended September 30, 2018, "Sundry income (expense) - net" was income of $11 million compared with income of $268 million for the three months ended September 30, 2017, which included a gain of $227 million related to the divestiture of the EAA Business. For the nine months ended September 30, 2018, "Sundry income (expense) - net" was income of $99 million compared with income of $146 million for the nine months ended September 30, 2017. In addition to the item previously discussed, the first nine months of 2017 included a $469 million loss related to the Bayer CropScience arbitration matter, gains on sales of assets and other investments and a $137 million gain related to the Nova patent infringement award. See Notes 4 and 12 for additional information.

Accrued and Other Current Liabilities
"Accrued and other current liabilities" in the consolidated balance sheets were $3,497 million at September 30, 2018 and $4,025 million at December 31, 2017. Accrued payroll, which is a component of "Accrued and other current liabilities," was $915 million at September 30, 2018 and $1,109 million at December 31, 2017. No other component of "Accrued and other current liabilities" was more than 5 percent of total current liabilities.

NOTE 7 – INCOME TAXES
On December 22, 2017, The Act was enacted. The Act reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, creates new provisions related to foreign sourced earnings, eliminates the domestic manufacturing deduction and moves towards a territorial system. At September 30, 2018, the Company had not completed its accounting for the tax effects of The Act; however, as described below, the Company made reasonable estimates of the effects on its existing deferred tax balances and the one-time transition tax. In accordance with Staff Accounting Bulletin 118, income tax effects of The Act may be refined upon obtaining, preparing, or analyzing additional information during the measurement period and such changes could be material. During the measurement period, provisional amounts may also be adjusted for the effects, if any, of interpretative guidance issued by U.S. regulatory and standard-setting bodies.

•
As a result of The Act, the Company remeasured its U.S. federal deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent. However, the Company is still analyzing certain aspects of The Act and refining its calculations. In the third quarter of 2018, adjustments of $28 million ($59 million for the nine months ended September 30, 2018) were recorded as a benefit to "Provision for income taxes" in the consolidated statements of income. To date, the provisional amount recorded related to the remeasurement of the Company's deferred tax balance was a cumulative benefit of $9 million.

•
The Act requires a mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits (“E&P”), which results in a one-time transition tax. The Company has not yet completed its calculation of the total post-1986 foreign E&P for its foreign subsidiaries as E&P will not be finalized until the fourth quarter of 2018, after the DowDuPont federal income tax return is filed. Adjustments for the three and nine months ended September 30, 2018, were a charge of $11 million recorded to "Provision for income taxes." To date, the Company has recorded a cumulative provisional charge of $876 million with respect to the one-time transition tax.

•
In the nine months ended September 30, 2018, the Company recorded an indirect impact of The Act related to prepaid tax on the intercompany sale of inventory. The amount recorded related to the inventory was a $38 million charge to "Provision for income taxes."

•
For tax years beginning after December 31, 2017, The Act introduced new provisions for U.S. taxation of certain global intangible low-taxed income ("GILTI"). The Company is evaluating the policy election on whether the additional liability will be recorded in the period in which it is incurred or recognized for the basis differences that would be expected to reverse in future years.

In the third quarter of 2017, as a result of the Merger and subsequent change in the Company's ownership, certain net operating loss carryforwards available for the Company's consolidated German tax group were derecognized. In addition, the sale of stock between two consolidated subsidiaries in 2014 created a gain that was initially deferred for tax purposes. This deferred gain became taxable as a result of activities executed in anticipation of the intended separation of DowDuPont into three publicly traded companies. As a result, in the third quarter of 2017, the Company decreased "Deferred income tax assets" in the consolidated balance sheets and recorded a charge of $267 million to "Provision for income taxes."

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

NOTE 8 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Sep 30, 2018	Dec 31, 2017
In millions
Finished goods	$5,877	$5,213
Work in process	2,386	1,747
Raw materials	1,053	898
Supplies	860	848
Total	$10,176	$8,706
Adjustment of inventories to a LIFO basis	(561)	(330)
Total inventories	$9,615	$8,376

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the carrying amount of goodwill:

Goodwill
In millions
Net goodwill at Dec 31, 2017	$13,938
Foreign currency impact	(67)
Net goodwill at Sep 30, 2018	$13,871

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	Sep 30, 2018			Dec 31, 2017
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$3,255	$(1,869)	$1,386	$3,263	$(1,690)	$1,573
Software	1,495	(853)	642	1,420	(780)	640
Trademarks/tradenames	679	(606)	73	697	(570)	127
Customer-related	4,913	(2,086)	2,827	5,035	(1,965)	3,070
Other	243	(167)	76	245	(156)	89
Total other intangible assets, finite lives	$10,585	$(5,581)	$5,004	$10,660	$(5,161)	$5,499
In-process research and development	50	—	50	50	—	50
Total other intangible assets	$10,635	$(5,581)	$5,054	$10,710	$(5,161)	$5,549

The following table provides information regarding amortization expense related to other intangible assets:

Amortization Expense	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Other intangible assets, excluding software	$155	$155	$469	$467
Software, included in “Cost of sales”	$25	$21	$73	$61

Total estimated amortization expense for 2018 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
2018	$712
2019	$645
2020	$613
2021	$587
2022	$521
2023	$501

NOTE 10 – TRANSFERS OF FINANCIAL ASSETS
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

In the fourth quarter of 2017, the Company suspended further sales of trade accounts receivable through these facilities and began reducing outstanding balances through collections of trade accounts receivable previously sold to such conduits. In September and October 2018, the North American and European facilities, respectively, were amended and the terms of the agreements changed from off-balance sheet arrangements to secured borrowing arrangements. See Note 11 for additional information on the secured borrowing arrangements.

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

Interests Held	Sep 30, 2018	Dec 31, 2017
In millions
Carrying value of interests held	$—	$677
Percentage of anticipated credit losses	—%	2.64%
Impact to carrying value - 10% adverse change	$—	$—
Impact to carrying value - 20% adverse change	$—	$1

Credit losses, net of any recoveries, on receivables sold were insignificant for the three and nine months ended September 30, 2018 and 2017.

Following is an analysis of certain cash flows between the Company and the conduits:

Cash Proceeds	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Collections reinvested in revolving receivables	$—	$6,295	$—	$18,027
Interests in conduits [1]	$1	$2,157	$657	$6,989

1.
Presented in "Investing Activities" in the consolidated statements of cash flows in accordance with ASU 2016-15. See Notes 1 and 2 for additional information. In connection with the review and implementation of ASU 2016-15, the Company also changed the prior year value of “Interests in conduits” due to additional interpretive guidance of the required method for calculating the cash received from beneficial interests in the conduits, including additional guidance from the SEC's Office of the Chief Accountant issued in the third quarter of 2018 that indicated an entity must evaluate daily transaction activity to calculate the value of cash received from beneficial interests in conduits.

Following is additional information related to the sale of receivables under these facilities:

Trade Accounts Receivable Sold	Sep 30, 2018	Dec 31, 2017
In millions
Delinquencies on sold receivables still outstanding	$—	$82
Trade accounts receivable outstanding and derecognized	$—	$612

NOTE 11 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES
A summary of the Company's notes payable, long-term debt and available credit facilities can be found in Note 15 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. If applicable, updates have been included in the respective section below.

2018 Activity
In the first nine months of 2018, the Company redeemed $333 million of 5.7 percent notes at maturity and an aggregate principal amount of $86 million of International Notes ("InterNotes") at maturity. In addition, approximately $75 million of long-term debt was repaid by consolidated variable interest entities. The Company also called an aggregate principal amount of $343 million tax-exempt bonds of various interest rates and maturities in 2029, 2033 and 2038. As a result of the redemptions, the Company recognized a pretax loss of $7 million on the early extinguishment of debt, included in “Sundry income (expense) - net” in the consolidated statements of income.

2017 Activity
In the first nine months of 2017, the Company redeemed $436 million of 6.0 percent notes at maturity and an aggregate principal amount of $31 million of InterNotes at maturity. In addition, approximately $60 million of long-term debt was repaid by consolidated variable interest entities.

Committed Credit Facilities
On May 27, 2018, the Company renewed a $200 million Bilateral Revolving Credit Facility agreement, which has a maturity date in May 2020 and provides for interest at floating rates, as defined in the agreement. On July 20, 2018, the Company renewed a $200 million Bilateral Revolving Credit Facility agreement, which has a maturity date in July 2020 and provides for interest at floating rates, as defined in the agreement. On August 4, 2018, the Company renewed a $100 million Bilateral Revolving Credit Facility agreement, which has a maturity date in August 2020 and provides for interest at floating rates, as defined in the agreement.

On October 30, 2018, the Company terminated and replaced its $5.0 billion Five Year Competitive Advance and Revolving Credit Facility Agreement under substantially similar terms and conditions, which has a maturity date in October 2023. In addition, the Company amended a $100 million Bilateral Revolving Credit Facility agreement, which has a maturity date in October 2019 and provides for interest at floating rates, as defined in the agreement.

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

Secured Borrowing
In September 2018, the Company renewed its North American accounts receivable securitization facility for a one year term and amended the terms of the agreement from an off-balance sheet arrangement to a secured borrowing arrangement, with a borrowing capacity up to $800 million. Under the structure of the amended agreement, the Company will use select trade accounts receivable to collateralize the credit facility with certain lenders. At September 30, 2018, the facility had not been drawn upon.

At September 30, 2018, the Company had total committed credit facilities of $11.7 billion and available credit facilities of $7.2 billion.

In October 2018, the Company renewed its European accounts receivable securitization facility for a two year term and amended the terms of the agreement from an off-balance sheet arrangement to a secured borrowing arrangement, with a borrowing capacity up to Euro 400 million. Under the structure of the amended agreement, the Company will use select trade accounts receivable to collateralize the credit facility with certain lenders.

Debt Covenants and Default Provisions
There were no material changes to the debt covenants and default provisions related to the Company's outstanding long-term debt and primary, private credit agreements in the first nine months of 2018.

NOTE 12 – COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At September 30, 2018, the Company had accrued obligations of $826 million for probable environmental remediation and restoration costs, including $136 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2017, the Company had accrued obligations of $878 million for probable environmental remediation and restoration costs, including $152 million for the remediation of Superfund sites.

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

Each quarter, Union Carbide reviews claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. Union Carbide also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of Union Carbide and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. Union Carbide's management considers all these factors in conjunction with the most recent Ankura study and determines whether a change in the estimate is warranted. Based on Union Carbide's review of 2018 activity, it was determined that no adjustment to the accrual was required at September 30, 2018.

Union Carbide’s asbestos-related liability for pending and future claims and defense and processing costs was $1,290 million at September 30, 2018, and approximately 16 percent of the recorded liability related to pending claims and approximately 84 percent related to future claims.

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

Breast Implant and Other Product Liability Claims
Under the Plan, a product liability settlement program administered by an independent claims office (the “Settlement Facility”) was created to resolve breast implant and other product liability claims. Product liability claimants rejecting the settlement program in favor of pursuing litigation must bring suit against a litigation facility (the “Litigation Facility”). Dow Silicones has an obligation to fund the Settlement Facility and the Litigation Facility over a 16-year period, commencing at the Effective Date. At September 30, 2018, Dow Silicones and its insurers have made life-to-date payments of $1,762 million to the Settlement Facility and the Settlement Facility reported an unexpended balance of $122 million.

Dow Silicones' liability for breast implant and other product liability claims ("Implant Liability") was $263 million at September 30, 2018 ($263 million at December 31, 2017), which was included in "Other noncurrent obligations" in the consolidated balance sheets. Dow Silicones is not aware of circumstances that would change the factors used in estimating the Implant Liability and believes the recorded liability reflects the best estimate of the remaining funding obligations under the Plan; however, the estimate relies upon a number of significant assumptions, including: future claim filing levels in the Settlement Facility will be similar to those in a prior settlement program, which management uses to estimate future claim filing levels for the Settlement Facility; future acceptance rates, disease mix, and payment values will be materially consistent with historical experience; no material negative outcomes in future controversies or disputes over Plan interpretation will occur; and the Plan will not be modified. If actual outcomes related to any of these assumptions prove to be materially different, the future liability to fund the Plan may be materially different than the amount estimated. If Dow Silicones was ultimately required to fund the full liability up to the maximum capped value, the liability would be $2,081 million at September 30, 2018.

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

On May 10, 2017, the U.S. District Court for the Eastern District of Michigan entered a stipulated order resolving pending discovery motions and established a discovery schedule for the Commercial Creditors matter. As a result, Dow Silicones and its third party consultants conducted further analysis of the Commercial Creditors claims and defenses. This analysis indicated the estimated remaining liability to Commercial Creditors to be within a range of $77 million to $260 million. No single amount within the range appeared to be a better estimate than any other amount within the range. Therefore, Dow Silicones recorded the minimum liability within the range, which resulted in a decrease to the Commercial Creditor liability of $33 million in the second quarter of 2017, which was included in "Sundry income (expense) - net" in the consolidated statements of income. At September 30, 2018, the liability related to Dow Silicones' potential obligation to its Commercial Creditors in the Chapter 11 Proceeding was $81 million and is included in "Accrued and other current liabilities" in the consolidated balance sheets ($78 million at December 31, 2017). The actual amount of interest that will be paid to these creditors is uncertain and will ultimately be resolved through continued proceedings in the District Court.

Indemnifications
In connection with the June 1, 2016, ownership restructure of Dow Silicones, the Company is indemnified by Corning for 50 percent of future losses associated with certain pre-closing liabilities, including the Implant Liability and Commercial Creditors matters described above, subject to certain conditions and limits. The maximum amount of indemnified losses which may be recovered are subject to a cap that declines over time. No indemnification assets were recorded at September 30, 2018 or December 31, 2017.

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

On December 9, 2010, Dow filed suit in the Federal Court in Ontario, Canada ("Federal Court") alleging that Nova Chemicals Corporation ("Nova") was infringing the Company's Canadian polyethylene patent 2,106,705. Nova counterclaimed on the grounds of invalidity and non-infringement. On June 29, 2017, the Federal Court issued a Confidential Supplemental Judgment, concluding that Nova must pay $645 million Canadian dollars (equivalent to $495 million U.S. dollars) to Dow, plus pre- and post-judgment interest, for which Dow received payment of $501 million from Nova on July 6, 2017. Although Nova is appealing portions of the damages judgment, certain portions of it are indisputable and will be owed to Dow regardless of the outcome of any further appeals by Nova. As a result of these actions and in accordance with ASC 450-30 "Gain Contingencies," the Company recorded a $160 million pretax gain in the second quarter of 2017 of which $137 million was included in "Sundry income (expense) - net" and $23 million was included in "Selling, general and administrative expenses" in the consolidated statements of income. At September 30, 2018, the Company had $341 million ($341 million at December 31, 2017) included in "Other noncurrent obligations" related to the disputed portion of the damages judgment. Dow is confident of its chances of defending the entire judgment on appeal, particularly the trial court's determinations on important factual issues, which will be accorded deferential review on appeal.

Guarantees
The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees	Sep 30, 2018			Dec 31, 2017
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2023	$4,594	$35	2023	$4,774	$49
Residual value guarantees	2027	895	130	2027	889	135
Total guarantees		$5,489	$165		$5,663	$184

Guarantees
Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. With guarantees, such as commercial or financial contracts, non-performance by the guaranteed party triggers the obligation of the Company to make payments to the beneficiary of the guarantee. The majority of the Company’s guarantees relate to debt of nonconsolidated affiliates, which have expiration dates ranging from less than one year to less than five years, and trade financing transactions in Latin America, which typically expire within one year of inception. The Company’s current expectation is that future payment or performance related to the non-performance of others is considered remote.

The Company has entered into guarantee agreements ("Guarantees") related to project financing for Sadara Chemical Company ("Sadara"), a nonconsolidated affiliate. The total of an Islamic bond and additional project financing (collectively “Total Project Financing”) obtained by Sadara is approximately $12.5 billion. Sadara had $12.1 billion of Total Project Financing outstanding at September 30, 2018 ($12.4 billion at December 31, 2017). The Company's guarantee of the Total Project Financing is in proportion to the Company's 35 percent ownership interest in Sadara, or up to approximately $4.4 billion when the project financing is fully drawn. The Guarantees will be released upon completion of construction of the Sadara complex and satisfactory fulfillment of certain other conditions, including passage of an extensive operational testing program, which is expected by the middle of 2019, and must occur no later than December 2020.

Residual Value Guarantees
The Company provides guarantees related to leased assets specifying the residual value that will be available to the lessor at lease termination through sale of the assets to the lessee or third parties.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes and after-tax balances of each component of accumulated other comprehensive loss ("AOCL") for the nine months ended September 30, 2018 and 2017:

Accumulated Other Comprehensive Loss	Unrealized Gains (Losses) on Investments	Cumulative Translation Adj	Pension and Other Postretire Benefits	Derivative Instruments	Total Accum Other Comp Loss
In millions
Balance at Jan 1, 2017	$43	$(2,381)	$(7,389)	$(95)	$(9,822)
Other comprehensive income (loss) before reclassifications	50	827	—	(52)	825
Amounts reclassified from accumulated other comprehensive income (loss)	(93)	(8)	308	(5)	202
Net other comprehensive income (loss)	$(43)	$819	$308	$(57)	$1,027
Balance at Sep 30, 2017	$—	$(1,562)	$(7,081)	$(152)	$(8,795)

Balance at Jan 1, 2018 [1]	$17	$(1,481)	$(6,998)	$(109)	$(8,571)
Other comprehensive income (loss) before reclassifications	(36)	(190)	—	271	45
Amounts reclassified from accumulated other comprehensive income (loss)	5	(2)	373	61	437
Net other comprehensive income (loss)	$(31)	$(192)	$373	$332	$482
Reclassification of stranded tax effects [2]	$(1)	$(107)	$(927)	$(22)	$(1,057)
Balance at Sep 30, 2018	$(15)	$(1,780)	$(7,552)	$201	$(9,146)

1.	The beginning balance of "Unrealized gains (losses) on investments" was increased by $20 million to reflect the impact of the adoption of ASU 2016-01. See Notes 1 and 2 for additional information.

2.	Amounts reclassified to retained earnings as a result of the adoption of ASU 2018-02. See Notes 1 and 2 for additional information.

The tax effects on the net activity related to each component of other comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017 were as follows:

Tax Benefit (Expense) [1]	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Unrealized gains (losses) on investments	$(2)	$28	$7	$24
Cumulative translation adjustments	(4)	(23)	(24)	(49)
Pension and other postretirement benefit plans	(33)	(48)	(95)	(143)
Derivative instruments	(49)	(19)	(58)	2
Tax expense from income taxes related to other comprehensive income (loss) items	$(88)	$(62)	$(170)	$(166)

1.	Prior period amounts were updated to conform with the current year presentation.

A summary of the reclassifications out of AOCL for the three and nine months ended September 30, 2018 and 2017 is provided as follows:

Reclassifications Out of Accumulated Other Comprehensive Loss	Three Months Ended		Nine Months Ended		Consolidated Statements of Income Classification
	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
In millions
Unrealized (gains) losses on investments	$4	$(96)	$7	$(143)	See (1) below
Tax expense (benefit)	(1)	33	(2)	50	See (2) below
After tax	$3	$(63)	$5	$(93)
Cumulative translation adjustments	$—	$(2)	$(2)	$(8)	See (3) below
Pension and other postretirement benefit plans	$156	$153	$468	$451	See (4) below
Tax benefit	(33)	(48)	(95)	(143)	See (2) below
After tax	$123	$105	$373	$308
Derivative instruments	$16	$14	$75	$(1)	See (5) below
Tax benefit	(4)	(3)	(14)	(4)	See (2) below
After tax	$12	$11	$61	$(5)
Total reclassifications for the period, after tax	$138	$51	$437	$202

1.	"Net sales" and "Sundry income (expense) - net."

2.	"Provision for income taxes."

3.	"Sundry income (expense) - net."

4.
These AOCL components are included in the computation of net periodic benefit cost of the Company's defined benefit pension and other postretirement benefit plans. See Note 15 for additional information.

5.	"Cost of sales," "Sundry income (expense) - net" and "Interest expense and amortization of debt discount."

NOTE 14 – NONCONTROLLING INTERESTS
Ownership interests in the Company's subsidiaries held by parties other than the Company are presented separately from the Company's equity in the consolidated balance sheets as "Noncontrolling interests." The amount of consolidated net income attributable to the Company and the noncontrolling interests are both presented on the face of the consolidated statements of income.

The following table summarizes the activity for equity attributable to noncontrolling interests for the three and nine months ended September 30, 2018 and 2017:

Noncontrolling Interests	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Balance at beginning of period	$1,152	$1,168	$1,186	$1,242
Net income attributable to noncontrolling interests	36	22	102	87
Distributions to noncontrolling interests [1]	(2)	(7)	(63)	(55)
Deconsolidation of noncontrolling interests [2]	—	—	—	(119)
Cumulative translation adjustments	(5)	5	(45)	33
Other	—	1	1	1
Balance at end of period	$1,181	$1,189	$1,181	$1,189

1.
Net of dividends paid to a joint venture, which were reclassified to "Equity in earnings of nonconsolidated affiliates" in the consolidated statements of income, totaled zero for the three months ended September 30, 2018 (zero for the three months ended September 30, 2017) and $6 million for the nine months ended September 30, 2018 ($3 million for the nine months ended September 30, 2017).

2.	On June 30, 2017, the Company sold its ownership interest in SKC Haas Display Films group of companies.

NOTE 15 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
A summary of the Company's pension plans and other postretirement benefits can be found in Note 19 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The following table provides the components of the Company's net periodic benefit cost for all significant plans:

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Defined Benefit Pension Plans:
Service cost	$131	$127	$396	$378
Interest cost	216	221	651	660
Expected return on plan assets	(401)	(388)	(1,211)	(1,156)
Amortization of prior service credit	(6)	(6)	(18)	(18)
Amortization of net loss	168	161	509	476
Curtailment/settlement [1]	—	—	—	(6)
Net periodic benefit cost	$108	$115	$327	$334

Other Postretirement Benefits:
Service cost	$3	$3	$9	$9
Interest cost	11	14	33	41
Amortization of net gain	(6)	(2)	(18)	(5)
Net periodic benefit cost	$8	$15	$24	$45
1. The 2017 impact relates to the curtailment and settlement of a pension plan in Korea.

On January 1, 2018, the Company adopted ASU 2017-07, which impacted the presentation of the components of net periodic benefit cost in the consolidated statements of income. Net periodic benefit cost, other than the service cost component, was retrospectively reclassified to "Sundry income (expense) - net" in the consolidated statements of income. See Notes 1 and 2 for additional information.

The Company's funding policy is to contribute to defined benefit pension plans in the U.S. and a number of other countries when pension laws and/or economics either require or encourage funding. In the third quarter of 2018, the Company made a $1,100 million discretionary contribution to its principal U.S. pension plan and increased its total 2018 estimated pension contributions to approximately $1,600 million, of which $1,538 million had been contributed through September 30, 2018.

NOTE 16 – STOCK-BASED COMPENSATION
A summary of the Company's stock-based compensation plans can be found in Note 20 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Stock Incentive Plan
The Company grants stock-based compensation to employees and non-employee directors under The Dow Chemical Company Amended and Restated 2012 Stock Incentive Plan (the "2012 Plan"). In connection with the Merger, on August 31, 2017, all outstanding Dow stock options and deferred stock awards were converted into stock options and deferred stock awards with respect to DowDuPont common stock. The stock options and deferred stock awards have the same terms and conditions under the applicable plans and award agreements prior to the Merger. Dow and DuPont did not merge their stock-based compensation plans as a result of the Merger. The Dow and DuPont stock-based compensation plans were assumed by DowDuPont and continue in place with the ability to grant and issue DowDuPont common stock. Most of the Company's stock-based compensation awards are granted in the first quarter of each year. There was minimal grant activity following the first quarter of 2018.

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

Effective with the first quarter 2018 grant, the Company began using the Black-Scholes option valuation model to estimate the fair value of stock options. This valuation methodology was adopted as a result of the Merger to align valuation methodologies with DuPont and better align with industry practice.

NOTE 17 – FINANCIAL INSTRUMENTS
A summary of the Company's financial instruments, risk management policies, derivative instruments and hedging activities can be found in Note 21 of the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. If applicable, updates have been included in the respective section below.

The following table summarizes the fair value of financial instruments at September 30, 2018 and December 31, 2017:

Fair Value of Financial Instruments	Sep 30, 2018				Dec 31, 2017
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents [1]	$778	$—	$—	$778	$2,280	$—	$—	$2,280
Marketable securities	$105	$1	$—	$106	$4	$—	$—	$4
Other investments:
Debt securities:
Government debt [2]	$704	$8	$(24)	$688	$637	$13	$(11)	$639
Corporate bonds	1,008	30	(27)	1,011	704	32	(3)	733
Total debt securities	$1,712	$38	$(51)	$1,699	$1,341	$45	$(14)	$1,372
Equity securities [3]	$156	$22	$(13)	$165	$164	$2	$(26)	$140
Total other investments	$1,868	$60	$(64)	$1,864	$1,505	$47	$(40)	$1,512
Total cash equivalents, marketable securities and other investments	$2,751	$61	$(64)	$2,748	$3,789	$47	$(40)	$3,796
Long-term debt including debt due within one year [4]	$(19,690)	$167	$(1,252)	$(20,775)	$(20,517)	$6	$(2,104)	$(22,615)
Derivatives relating to:
Interest rates	$—	$41	$(2)	$39	$—	$—	$(4)	$(4)
Foreign currency	—	191	(32)	159	—	22	(112)	(90)
Commodities [5]	—	275	(193)	82	—	130	(256)	(126)
Total derivatives	$—	$507	$(227)	$280	$—	$152	$(372)	$(220)

1.	Prior period amounts were updated to conform with the current year presentation.

2.	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

3.	Equity securities with a readily determinable fair value. Presented in accordance with ASU 2016-01. See Notes 1 and 2 for additional information.

4.	Cost includes fair value hedge adjustments of $18 million at September 30, 2018 and $19 million at December 31, 2017 on $2,990 million of debt.

5.	Presented net of cash collateral.

Debt Securities
The Company's investments in debt securities are primarily classified as available-for-sale. The following table provides the investing results from available-for-sale securities for the nine months ended September 30, 2018 and 2017:

Investing Results [1]	Nine Months Ended
In millions	Sep 30, 2018	Sep 30, 2017
Proceeds from sales of available-for-sale securities	$880	$181
Gross realized gains	$19	$4
Gross realized losses	$(26)	$—

1.	Prior year amounts were updated to conform with the current year presentation as a result of the adoption of ASU 2016-01.

Equity Securities
The Company’s investments in equity securities with a readily determinable fair value totaled $165 million at September 30, 2018 ($140 million at December 31, 2017). The net unrealized gain recognized in earnings on equity securities totaled $2 million for the three months ended September 30, 2018 and an unrealized gain of $10 million for the nine months ended September 30, 2018. The aggregate carrying value of the Company’s investments in equity securities where fair value is not readily determinable totaled $57 million at September 30, 2018, reflecting the cost of the investments. There were no adjustments to the cost basis of these investments for impairment or observable price changes for the three and nine months ended September 30, 2018.

Derivatives
Interest Rate Risk Management
The main objective of interest rate risk management is to reduce the total funding cost to the Company and to alter the interest rate exposure to the desired risk profile. To achieve this objective, the Company hedges using interest rate swaps, “swaptions” and exchange-traded instruments.

The Company had $2,437 million notional United States dollar equivalent open interest rate derivatives designated as cash flow hedges at September 30, 2018, with a net gain included in AOCL of $30 million after tax (net loss of $3 million after tax at December 31, 2017). These contracts have maturity dates that extend to 2022. In the third quarter of 2018, the Company terminated certain interest rate contracts and realized a net gain in AOCL of $33 million after tax.

The following tables provide the fair value and balance sheet classification of derivative instruments at September 30, 2018 and December 31, 2017:

Fair Value of Derivative Instruments		Sep 30, 2018
In millions	Balance Sheet Classification	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Deferred charges and other assets	$43	$(2)	$41
Foreign currency contracts	Other current assets	168	(38)	130
Commodity contracts	Other current assets	116	(8)	108
Commodity contracts	Deferred charges and other assets	150	(2)	148
Total		$477	$(50)	$427
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$137	$(76)	$61
Commodity contracts	Other current assets	10	(1)	9
Commodity contracts	Deferred charges and other assets	11	(1)	10
Total		$158	$(78)	$80
Total asset derivatives		$635	$(128)	$507

Liability derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Other noncurrent obligations	$4	$(2)	$2
Foreign currency contracts	Accrued and other current liabilities	43	(38)	5
Commodity contracts	Accrued and other current liabilities	98	(8)	90
Commodity contracts	Other noncurrent obligations	91	(7)	84
Total		$236	$(55)	$181
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$103	$(76)	$27
Commodity contracts	Accrued and other current liabilities	8	(1)	7
Commodity contracts	Other noncurrent obligations	13	(1)	12
Total		$124	$(78)	$46
Total liability derivatives		$360	$(133)	$227

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

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding liabilities. The Company posted cash collateral of $5 million at September 30, 2018 ($21 million at December 31, 2017). Counterparties posted cash collateral of $3 million with the Company at September 30, 2018 (zero at December 31, 2017).

Income Statement Effect of Derivative Instruments
Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The amount charged on a pretax basis related to foreign currency derivatives not designated as a hedge, which was included in “Sundry income (expense) - net” in the consolidated statements of income, was a gain of $26 million for the three months ended September 30, 2018 ($117 million loss for the three months ended September 30, 2017) and a gain of $91 million for the nine months ended September 30, 2018 ($277 million loss for the nine months ended September 30, 2017). The income statement effects of other derivatives were immaterial.

Reclassification from AOCL
The net after-tax amounts to be reclassified from AOCL to income within the next 12 months are a $1 million loss for interest rate contracts, a $27 million gain for commodity contracts and a $9 million gain for foreign currency contracts.

NOTE 18 – FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 22 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. If applicable, updates have been included in the respective section below.

Fair Value Measurements on a Recurring Basis
The following tables summarize the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at Sep 30, 2018 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at fair value:
Cash equivalents [1]	$—	$778	$—	$778
Marketable securities	—	106	—	106
Equity securities [2]	21	144	—	165
Debt securities: [2]
Government debt [3]	—	688	—	688
Corporate bonds	—	1,011	—	1,011
Derivatives relating to: [4]
Interest rates	—	43	—	43
Foreign currency	—	305	—	305
Commodities	75	212	—	287
Total assets at fair value	$96	$3,287	$—	$3,383
Liabilities at fair value:
Long-term debt including debt due within one year [5]	$—	$20,775	$—	$20,775
Derivatives relating to: [4]
Interest rates	—	4	—	4
Foreign currency	—	146	—	146
Commodities	30	180	—	210
Total liabilities at fair value	$30	$21,105	$—	$21,135

1.	Treasury bills, time deposits, and money market funds included in "Cash and cash equivalents" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

2.	The Company’s investments in debt securities, which are primarily available-for-sale, and equity securities are included in “Other investments” in the consolidated balance sheets.

3.	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

4.	See Note 17 for the classification of derivatives in the consolidated balance sheets.

5.	See Note 17 for information on fair value measurements of long-term debt.

Basis of Fair Value Measurements on a Recurring Basis at Dec 31, 2017 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at fair value:
Cash equivalents [1]	$—	$2,280	$—	$2,280
Marketable securities	—	4	—	4
Interests in trade accounts receivable conduits [2]	—	—	677	677
Equity securities [3]	88	52	—	140
Debt securities: [3]
Government debt [4]	—	639	—	639
Corporate bonds	—	733	—	733
Derivatives relating to: [5]
Foreign currency	—	126	—	126
Commodities	47	100	—	147
Total assets at fair value	$135	$3,934	$677	$4,746
Liabilities at fair value:
Long-term debt including debt due within one year [6]	$—	$22,615	$—	$22,615
Derivatives relating to: [5]
Interest rates	—	4	—	4
Foreign currency	—	216	—	216
Commodities	31	261	—	292
Total liabilities at fair value	$31	$23,096	$—	$23,127

1.	Treasury bills, time deposits, and money market funds included in "Cash and cash equivalents" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

2.	Included in "Accounts and notes receivable - Other" in the consolidated balance sheets. See Note 10 for additional information on transfers of financial assets.

3.	The Company’s investments in debt securities, which are primarily available-for-sale, and equity securities are included in “Other investments” in the consolidated balance sheets.

4.	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

5.	See Note 17 for the classification of derivatives in the consolidated balance sheets.

6.	See Note 17 for information on fair value measurements of long-term debt.

The following table summarizes the changes in fair value measurements of interests held in trade receivable conduits using Level 3 inputs for the three and nine months ended September 30, 2018 and 2017:

Fair Value Measurements Using Level 3 Inputs for Interests Held in Trade Receivable Conduits [1]	Three Months Ended		Nine Months Ended
	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
In millions
Balance at beginning of period	$24	$1,684	$677	$1,237
Gain (loss) included in earnings [2]	—	(15)	3	(17)
Purchases [3]	—	2,327	—	7,608
Settlements [3,4]	(24)	(2,157)	(680)	(6,989)
Balance at end of period	$—	$1,839	$—	$1,839

1.	Included in “Accounts and notes receivable – Other” in the consolidated balance sheets. See Note 10 for additional information on transfers of financial assets.

2.	Included in “Selling, general and administrative expenses” in the consolidated statements of income.

3.
Presented in accordance with ASU 2016-15. See Notes 1 and 2 for additional information. In connection with the review and implementation of ASU 2016-15, the Company also changed the prior year value of “Purchases” and "Settlements" due to additional interpretive guidance of the required method for calculating the cash received from beneficial interests in the conduits, including additional guidance from the SEC's Office of the Chief Accountant issued in the third quarter of 2018 that indicated an entity must evaluate daily transaction activity to calculate the value of cash received from beneficial interests in conduits.

4.	Includes noncash transactions of $23 million for the three and nine months ended September 30, 2018.

Fair Value Measurements on a Nonrecurring Basis
As part of the Synergy Program, the Company has or will shut down a number of manufacturing, R&D and corporate facilities around the world. In the first nine months of 2018, manufacturing, R&D and other non-manufacturing facilities and the write-off of inventory associated with this plan were written down to zero. The impairment charges related to the Synergy Program, totaling $133 million, were included in "Restructuring and asset related charges - net" in the consolidated statements of income. See Note 5 for additional information on the Company's restructuring activities.

NOTE 19 – VARIABLE INTEREST ENTITIES
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

The following table summarizes the carrying amounts of these entities' assets and liabilities included in the Company’s consolidated balance sheets at September 30, 2018 and December 31, 2017:

Assets and Liabilities of Consolidated VIEs	Sep 30, 2018	Dec 31, 2017
In millions
Cash and cash equivalents	$133	$107
Other current assets	136	131
Net property	769	907
Other noncurrent assets	44	50
Total assets [1]	$1,082	$1,195
Current liabilities	$278	$303
Long-term debt	148	249
Other noncurrent obligations	33	41
Total liabilities [2]	$459	$593

1.	All assets were restricted at September 30, 2018 and December 31, 2017.

2.	All liabilities were nonrecourse at September 30, 2018 and December 31, 2017.

In addition, the Company holds a variable interest in an entity created to monetize accounts receivable of select European entities. Dow is the primary beneficiary of this entity as a result of holding subordinated notes while maintaining servicing responsibilities for the accounts receivable. The carrying amounts of assets and liabilities included in the Company’s consolidated balance sheets pertaining to this entity were current assets of less than $1 million (zero restricted) at September 30, 2018 ($671 million, zero restricted, at December 31, 2017), and current liabilities of zero (zero nonrecourse) at September 30, 2018 (less than $1 million, zero nonrecourse, at December 31, 2017).

Amounts presented in the consolidated balance sheets and the table above as restricted assets or nonrecourse obligations relating to consolidated VIEs at September 30, 2018 and December 31, 2017, are adjusted for intercompany eliminations and parental guarantees.

Nonconsolidated VIEs
The following table summarizes the carrying amounts of assets and liabilities included in the consolidated balance sheets at September 30, 2018 and December 31, 2017, related to variable interests in joint ventures or entities for which the Company is not the primary beneficiary. The Company's maximum exposure to loss is the same as the carrying amounts, unless otherwise noted below.

Carrying Amounts of Assets and Liabilities Related to Nonconsolidated VIEs		Sep 30, 2018	Dec 31, 2017
In millions	Description of asset or liability
Hemlock Semiconductor L.L.C.	Equity method investment [1]	$(699)	$(752)
Silicon joint ventures	Equity method investments [2]	$99	$103
AgroFresh Solutions, Inc.	Equity method investment [2]	$48	$51
	Other receivable [3]	$—	$4

1.	Classified as "Other noncurrent obligations" in the consolidated balance sheets. The Company's maximum exposure to loss was zero at September 30, 2018 (zero at December 31, 2017).

2.	Classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets.

3.	Classified as "Accounts and notes receivable - Other" in the consolidated balance sheets.

NOTE 20 – RELATED PARTY TRANSACTIONS
Effective with the Merger, Dow reports transactions with DowDuPont and DuPont and its affiliates as related party transactions.

DowDuPont
The Company has committed to fund a portion of DowDuPont's share repurchases, dividends paid to common stockholders and certain governance expenses. Funding is accomplished through intercompany loans. On a quarterly basis, the Company's Board reviews and determines a dividend distribution to DowDuPont to settle the intercompany loans. The dividend distribution considers the level of the Company’s earnings and cash flows and the outstanding intercompany loan balances. In the third quarter of 2018, the Company declared and paid dividends to DowDuPont of $1,048 million ($3,158 million for the first nine months of 2018). At September 30, 2018, the Company's outstanding intercompany loan balance was insignificant (insignificant at December 31, 2017). In addition, at September 30, 2018, Dow had a receivable related to a tax sharing agreement with DowDuPont of $247 million ($354 million at December 31, 2017), included in "Accounts and notes receivable - Other" in the consolidated balance sheets.

DuPont and its Affiliates
Dow sells to and procures from DuPont and its affiliates certain feedstocks, energy and raw materials that are consumed in each company's manufacturing process. The following table presents amounts due to or due from DuPont and its affiliates at September 30, 2018:

Balances Due To or Due From DuPont and its Affiliates	Sep 30, 2018	Dec 31, 2017
In millions
Accounts and notes receivable - Other	$117	$26
Accounts payable - Other	$91	$12

The following table presents revenue earned and expenses incurred related to transactions with DuPont and its affiliates:

Sales to DuPont and its Affiliates	Three Months Ended Sep 30, 2018	Nine Months Ended Sep 30, 2018
In millions
Net sales	$73	$180
Cost of sales	$51	$119

The Company also transferred certain feedstocks and energy to DuPont at cost which totaled $93 million and $259 million for the three and nine months ended September 30, 2018, respectively, and was reflected in "Cost of sales" in the consolidated statements of income.

Purchases from DuPont and its affiliates were $73 million for the three months ended September 30, 2018 and $151 million for the nine months ended September 30, 2018. Transactions with DuPont and its affiliates for the three and nine months ended September 30, 2017, were not material to the consolidated financial statements.

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

RECENT DEVELOPMENTS
The Form 10 registration statement for the separation of DowDuPont's materials science business (filed as Dow Holdings Inc.) was filed with the U.S. Securities and Exchange Commission ("SEC") on September 7, 2018, as amended on October 19, 2018.

On September 12, 2018, the Company announced new low capital intensity, high return investments in its upstream and downstream silicones franchise to accelerate innovation and support global customer demand in high growth markets. The investment plans include a series of incremental siloxane debottlenecking and efficiency improvement projects, a new hydroxyl functional siloxane polymer plant in Carrollton, Kentucky, and additional expansion projects to increase capacity in performance silicones products and intermediates, including a new specialty resin plant in Zhangjiagang, Jiangsu, China.

Impact From Recently Enacted Tariffs
Certain countries where the Company’s products are manufactured, distributed or sold have recently enacted tariffs on certain products. The Company has analyzed the direct impact from the enacted tariffs and does not expect them to have a material impact on results of operations in 2018. The Company is taking actions to mitigate the impact by leveraging its global asset base to adjust its product and raw material flows.

Selected Financial Data [1]	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Net sales	$14,976	$13,633	$45,668	$40,697

Cost of sales ("COS")	$11,933	$10,663	$35,885	$31,618
Percent of net sales	79.7%	78.2%	78.6%	77.7%

Research and development expenses ("R&D")	$373	$408	$1,166	$1,235
Percent of net sales	2.5%	3.0%	2.6%	3.0%

Selling, general and administrative expenses ("SG&A")	$672	$724	$2,171	$2,203
Percent of net sales	4.5%	5.3%	4.8%	5.4%

Effective tax rate	23.4%	43.7%	22.6%	29.6%

Net income available for common stockholder	$1,000	$783	$3,621	$2,992

1.	Prior year amounts have been updated to conform with the current year presentation.

RESULTS OF OPERATIONS
Net Sales
The following table summarizes sales variances by geographic region from the prior year:

Sales Variances by Geographic Region	Three Months Ended Sep 30, 2018					Nine Months Ended Sep 30, 2018
	Local Price & Product Mix	Currency	Volume	Portfolio & Other [1]	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other [1]	Total
Percentage change from prior year
U.S. & Canada	7%	—%	1%	—%	8%	5%	—%	2%	—%	7%
EMEA [2]	9	(1)	2	—	10	6	6	4	—	16
Asia Pacific	3	(1)	15	—	17	3	2	17	(1)	21
Latin America	4	(1)	4	(4)	3	6	—	2	(3)	5
Total	6%	—%	5%	(1)%	10%	5%	2%	6%	(1)%	12%

1.
Includes the divestiture of the global Ethylene Acrylic Acid copolymers and ionomers business ("EAA Business") and a portion of Dow AgroSciences' corn seed business in Brazil. In addition, the nine months ended September 30, 2018, includes the divestiture of SKC Haas Display Films group of companies.

2.	Europe, Middle East and Africa.

Net sales in the third quarter of 2018 were $15.0 billion, up 10 percent from $13.6 billion in the third quarter of last year, primarily due to increased selling prices and demand growth, reflecting additional capacity from U.S. Gulf Coast growth projects and increased supply from Sadara Chemical Company ("Sadara"). Sales increased in all geographic regions with double-digit gains in Asia Pacific (up 17 percent) and EMEA (up 10 percent). Local price increased 6 percent, primarily in response to higher feedstock and raw material costs. Local price increased in all geographic regions and across all principal product groups, except Seed, Electronics & Imaging and Crop Protection, with the most notable increases in Hydrocarbons & Energy, Consumer Solutions, Polyurethanes & CAV and Coatings & Performance Monomers. Volume increased 5 percent with gains in most principal product groups. The most notable volume increases were in Polyurethanes & CAV, Packaging and Specialty Plastics and Industrial Solutions, which were partially offset by declines in Consumer Solutions, Seed and Industrial Biosciences. Volume increased in all geographic regions, including a double-digit increase in Asia Pacific (up 15 percent). Portfolio & Other decreased sales 1 percent, reflecting recent divestitures. Currency was essentially flat compared with the same period last year.

Net sales for the first nine months of 2018 were $45.7 billion, up 12 percent from $40.7 billion in the same period last year, driven by higher sales volume, reflecting additional capacity from U.S. Gulf Coast growth projects and increased supply from Sadara, increased selling prices and the favorable impact of currency. Sales increased in all geographic regions with double-digit increases in Asia Pacific (up 21 percent) and EMEA (up 16 percent). Volume was up 6 percent compared with the same period last year, reflecting growth in most principal product groups. The most notable volume increases were in Polyurethanes & CAV, Packaging and Specialty Plastics, Industrial Solutions and Hydrocarbons & Energy, which were partially offset by a decline in Seed. Volume increased in all geographic regions, including a double-digit increase in Asia Pacific (up 17 percent). Local price increased 5 percent, with increases in all geographic regions, primarily in response to higher feedstock and raw material costs. Local price increased across all principal product groups, except Electronics & Imaging which was flat, with notable increases in Consumer Solutions, Polyurethanes & CAV, Hydrocarbons & Energy, Packaging and Specialty Plastics, Coatings & Performance Monomers and Industrial Solutions. Currency was up 2 percent compared with the same period last year, driven primarily by EMEA (up 6 percent). Portfolio & Other decreased sales 1 percent, reflecting recent divestitures.

Cost of Sales
COS was $11.9 billion in the third quarter of 2018, up from $10.7 billion in the third quarter of 2017. For the first nine months of 2018, COS was $35.9 billion, up from $31.6 billion in the first nine months of 2017. For the three and nine months ended September 30, 2018, COS increased primarily due to increased sales volume, which reflected additional capacity from U.S. Gulf Coast growth projects and increased supply from Sadara, higher feedstock and other raw material costs and increased planned maintenance turnaround costs which more than offset lower commissioning expenses related to U.S. Gulf Coast growth projects and cost synergies. COS as a percentage of net sales in the third quarter of 2018 was 79.7 percent (78.2 percent in the third quarter of 2017) and 78.6 percent for the first nine months of 2018 (77.7 percent for the first nine months of 2017).

Research and Development Expenses
R&D expenses totaled $373 million in the third quarter of 2018, down $35 million (9 percent) from $408 million in the third quarter of 2017. For the first nine months of 2018, R&D expenses totaled $1,166 million, down $69 million (6 percent) from $1,235 million in the same period last year. R&D expenses decreased primarily due to cost synergies and lower performance-based compensation.

Selling, General and Administrative Expenses
SG&A expenses were $672 million in the third quarter of 2018, down $52 million (7 percent) from $724 million in the third quarter of last year. For the first nine months of 2018, SG&A expenses totaled $2,171 million, down $32 million (1 percent) from $2,203 million in the same period last year. SG&A expenses decreased primarily due to cost synergies and lower performance-based compensation. Prior year expenses were favorably impacted by a recovery of costs related to the Nova Chemicals Corporation ("Nova") patent infringement award in the second quarter of 2017. See Note 12 to the Consolidated Financial Statements for additional information.

Amortization of Intangibles
Amortization of intangibles was $155 million in the third quarter of 2018, flat compared with the third quarter of 2017. In the first nine months of 2018, amortization of intangibles was $469 million, compared with $467 million in the same period last year. See Note 9 to the Consolidated Financial Statements for additional information on intangible assets.

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

As a result of these actions, the Company recorded pretax restructuring charges of $101 million for the three months ended September 30, 2018, consisting of severance and related benefit costs of $43 million and asset write-downs and write-offs of $58 million. For the nine months ended September 30, 2018, the Company recorded pretax restructuring charges of $352 million, consisting of severance and related benefit costs of $185 million, asset write-downs and write-offs of $133 million and costs associated with exit and disposal activities of $34 million. For the three and nine months ended September 30, 2017, the Company recorded a pretax restructuring charge for severance and related benefit costs of $139 million. The Company expects to record additional restructuring charges during 2018 and 2019 and substantially complete the Synergy Program by the end of 2019.

2016 Restructuring
The 2016 restructuring activities were substantially complete at June 30, 2018, with remaining liabilities for severance and related benefit costs and costs associated with exit and disposal activities to be settled over time. See Note 5 to the Consolidated Financial Statements for details on the Company's restructuring activities.

Integration and Separation Costs
Integration and separation costs, which reflect costs related to the Merger and the ownership restructure of Dow Silicones (through May 31, 2018), as well as post-Merger integration and Intended Business Separation activities, were $278 million in the third quarter of 2018, down from $283 million in the third quarter of 2017. In the first nine months of 2018, integration and separation costs were $711 million, up from $528 million in the first nine months of 2017, primarily due to post-Merger integration and Intended Business Separation activities.

Equity in Earnings of Nonconsolidated Affiliates
Dow's share of the earnings of nonconsolidated affiliates was $165 million in the third quarter of 2018, up from $156 million in the third quarter of 2017, as higher earnings from the Kuwait joint ventures were partially offset by lower equity earnings from the Thai joint ventures. In the first nine months of 2018, Dow's share of the earnings of nonconsolidated affiliates was $639 million, up from $406 million in the first nine months of 2017, as higher earnings from the Kuwait joint ventures and lower equity losses from Sadara Chemical Company ("Sadara") were partially offset by lower equity earnings from the Thai joint ventures and the HSC Group, which reflected customer settlements in the first quarter of 2017 related to long-term polysilicon sales agreements.

Sundry Income (Expense) – Net
Sundry income (expense) – net includes a variety of income and expense items such as foreign currency exchange gains and losses, interest income, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other postretirement benefit plan credits or costs, and certain litigation matters. Sundry income (expense) – net in the third quarter of 2018 was income of $11 million, a decrease of $257 million compared with income of $268 million in the third quarter of 2017, which included a $227 million gain related to the divestiture of the EAA Business.

Year to date, sundry income (expense) - net was income of $99 million, a decrease of $47 million compared with income of $146 million in the same period last year. In addition to the item previously discussed, the first nine months of 2017 included a $469 million loss related to the Bayer CropScience arbitration matter, gains on sales of assets and other investments and a $137 million gain related to the Nova patent infringement award. See Notes 4, 6 and 12 to the Consolidated Financial Statements for additional information.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $280 million in the third quarter of 2018, up from $256 million in the third quarter of 2017. Interest expense and amortization of debt discount was $824 million in the first nine months of 2018, up from $701 million in the first nine months of 2017. The increase primarily reflects lower capitalized interest as a result of decreased capital spending.

Provision for Income Taxes
The Company's effective tax rate fluctuates based on, among other factors, where income is earned and by the level of equity earnings, since most of the earnings from the Company's equity method investments are taxed at the joint venture level.

On December 22, 2017, the Tax Cuts and Jobs Act ("The Act") was enacted. The Act reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, creates new provisions related to foreign sourced earnings, eliminates the domestic manufacturing deduction and moves towards a territorial system. The Company recorded adjustments related to The Act during the third quarter of 2018 which resulted in a benefit of $17 million to "Provision for income taxes." Adjustments in the first nine months of 2018 were a benefit of $10 million.

The effective tax rate for the third quarter of 2018 was 23.4 percent, compared with 43.7 percent for the third quarter of 2017. For the first nine months of 2018, the effective tax rate was 22.6 percent, compared with 29.6 percent for the first nine months of 2017. The tax rate in the third quarter of 2018 was favorably impacted by the reduced U.S. federal corporate income tax rate and unfavorably impacted by non-deductible restructuring costs and certain provisions in The Act related to the taxability of foreign earnings. In addition to the items previously discussed, the tax rate for the first nine months of 2018 was favorably impacted by tax benefits related to the issuance of stock-based compensation. The tax rate in the third quarter of 2017 was primarily impacted by a $267 million charge related to changes in tax attributes in the United States and Germany as result of the Merger. In addition, the tax rate for the first nine months of 2017 reflected a tax benefit from the Bayer CropScience arbitration matter and the adoption of Accounting Standards Update ("ASU") 2016-09, which resulted in the recognition of excess tax benefits related to stock-based compensation in the provision for income taxes. See Notes 7 and 12 to the Consolidated Financial Statements for additional information.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $36 million in the third quarter of 2018, up from $22 million in the third quarter of 2017. For the first nine months of 2018, net income attributable to noncontrolling interests was $102 million, compared with $87 million for the same period last year.

Net Income Available for the Common Stockholder
Net income available for the common stockholder was $1,000 million in the third quarter of 2018, up from $783 million in the third quarter of 2017. Net income available for the common stockholder in the first nine months of 2018 was $3,621 million, up from $2,992 million in the same period last year. Effective with the Merger, Dow no longer has publicly traded common stock. Dow's common shares are owned solely by its parent company, DowDuPont.

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents of $3,403 million at September 30, 2018 and $6,188 million at December 31, 2017, of which $2,075 million at September 30, 2018 and $4,318 million at December 31, 2017, was held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

The Company is currently evaluating the impact of The Act on its permanent reinvestment assertion. The Act requires companies to pay a one-time transition tax on earnings of foreign subsidiaries, a majority of which were previously considered permanently reinvested by the Company (see Note 7 to the Consolidated Financial Statements for further details of The Act). A tax liability was accrued for the estimated U.S. federal tax on all unrepatriated earnings at December 31, 2017, in accordance with The Act. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. The Company has the ability to repatriate additional funds to the U.S., which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. During 2018, the Company has and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations or separation activities; however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Nine Months Ended
In millions	Sep 30, 2018	Sep 30, 2017 [1]
Cash provided by (used for):
Operating activities	$2,197	$(2,212)
Investing activities	(1,266)	5,214
Financing activities	(3,645)	(1,540)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(59)	323
Summary
Increase (Decrease) in cash, cash equivalents and restricted cash	$(2,773)	$1,785
Cash, cash equivalents and restricted cash at beginning of period	6,207	6,624
Cash, cash equivalents and restricted cash at end of period	$3,434	$8,409
Less: Restricted cash and cash equivalents, included in "Other current assets"	31	15
Cash and cash equivalents at end of period	$3,403	$8,394

1.	Updated for ASU 2016-15 (including SEC interpretive guidance) and ASU 2016-18. See Notes 1 and 2 to the Consolidated Financial Statements for additional information.

Cash Flows from Operating Activities
In the first nine months of 2018, cash provided by operating activities was $2,197 million, up $4,409 million compared with cash used for operating activities of $2,212 million in the first nine months of 2017, primarily reflecting a decrease in cash used for working capital requirements and higher cash earnings, which more than offset higher pension contributions. The first nine months of 2017 also included a one-time cash receipt for the Nova patent infringement award and advance payments from customers for long-term ethylene supply agreements, which were offset by a cash payment related to the Bayer CropScience arbitration matter.

Cash Flows from Investing Activities
In the first nine months of 2018, cash used for investing activities was $1,266 million, primarily due to capital expenditures and purchases of investments, which were partially offset by proceeds from sales and maturities of investments and proceeds from interests in trade accounts receivable conduits. In the first nine months of 2017, cash provided by investing activities was $5,214 million, primarily due to proceeds from interests in trade accounts receivable conduits and proceeds from sales and maturities of investments, which more than offset capital expenditures and investments in and loans to nonconsolidated affiliates, primarily with Sadara.

Capital spending was $1,650 million in the first nine months of 2018, compared with $2,209 million in the first nine months of 2017. The Company expects full year capital spending in 2018 to be approximately $2.7 billion to $3.0 billion, slightly below depreciation and amortization expense and inclusive of capital spending for targeted cost synergy and business separation projects.

In the first nine months of 2018, the Company entered into a shareholder loan reduction agreement with Sadara and converted $215 million of the existing loan balance into equity. The Company expects to loan between zero and $200 million to Sadara during the remainder of 2018. All or a portion of the outstanding loans to Sadara could potentially be converted into equity in future periods.

Cash Flows from Financing Activities
In the first nine months of 2018, cash used for financing activities increased to $3,645 million compared with $1,540 million in the same period last year due to an increase in dividends paid, an increase in payments on long-term debt and lower proceeds from sales/issuance of common stock.

Reclassification of Prior Period Amounts Related to Accounts Receivable Securitization
In connection with the review and implementation of ASU 2016-15 and additional interpretive guidance from the SEC related to the required method for calculating the cash received from beneficial interests in trade accounts receivable conduits, the Company changed the prior period presentation and amount of proceeds from interests in trade accounts receivable conduits. In the first nine months of 2017, changes related to the calculation and presentation of proceeds from interests in trade accounts receivable conduits resulted in a reclassification of $6,989 million from cash used for operating activities to cash provided by investing activities. In the fourth quarter of 2017, the Company suspended further sales of trade accounts receivable through these facilities and began reducing outstanding balances through collections of trade accounts receivable previously sold to such conduits. In September and October 2018, the North American and European facilities, respectively, were amended and the terms of the agreements changed from off-balance sheet arrangements to secured borrowing arrangements.

The following table reconciles cash flows from operating activities to a non-GAAP measure regarding cash flows from operating activities excluding the impact of ASU 2016-15 and related interpretive guidance for the nine months ended September 30, 2018 and 2017. Management believes this non-GAAP financial measure is relevant and meaningful as it presents cash flows from operating activities inclusive of all trade accounts receivable collection activity, which the Company utilizes in support of its operating activities.

Cash Flows from Operating Activities Excluding Impact of ASU 2016-15 and Additional Interpretive Guidance (non-GAAP)	Nine Months Ended
	Sep 30, 2018	Sep 30, 2017
In millions
Cash flows from operating activities - Updated for impact of ASU 2016-15 and additional interpretive guidance (GAAP)	$2,197	$(2,212)
Less: Impact of ASU 2016-15 and additional interpretive guidance	(657)	(6,989)
Cash flows from operating activities - Excluding impact of ASU 2016-15 and additional interpretive guidance (non-GAAP)	$2,854	$4,777

Liquidity & Financial Flexibility
The Company’s primary source of incremental liquidity is cash flows from operating activities. The generation of cash from operations and the Company's ability to access debt markets is expected to meet the Company’s cash requirements for working capital, capital expenditures, debt maturities, contributions to pension plans, dividend distributions to its parent company and other needs. In addition to cash from operating activities, the Company’s current liquidity sources also include U.S. and Euromarket commercial paper, committed credit facilities and other debt markets. Additional details on sources of liquidity are as follows:

Commercial Paper
Dow issues promissory notes under its U.S. and Euromarket commercial paper programs. The Company had $594 million of commercial paper outstanding at September 30, 2018 ($231 million at December 31, 2017). The Company maintains access to the commercial paper market at competitive rates. Amounts outstanding under the Company's commercial paper programs during the period may be greater, or less than, the amount reported at the end of the period.

Committed Credit Facilities
In the event Dow has short-term liquidity needs and is unable to issue commercial paper for any reason, Dow has the ability to access liquidity through its committed and available credit facilities. On May 27, 2018, the Company renewed a $200 million Bilateral Revolving Credit Facility agreement, which has a maturity date in May 2020 and provides for interest at floating rates, as defined in the agreement. On July 20, 2018, the Company renewed a $200 million Bilateral Revolving Credit Facility agreement, which has a maturity date in July 2020 and provides for interest at floating rates, as defined in the agreement. On August 4, 2018, the Company renewed a $100 million Bilateral Revolving Credit Facility agreement, which has a maturity date in August 2020 and provides for interest at floating rates, as defined in the agreement.

On October 30, 2018, the Company terminated and replaced its $5.0 billion Five Year Competitive Advance and Revolving Credit Facility Agreement under substantially similar terms and conditions, which has a maturity date in October 2023. In addition, the Company amended a $100 million Bilateral Revolving Credit Facility agreement, which has a maturity date in October 2019 and provides for interest at floating rates, as defined in the agreement.

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

In September 2018, the Company renewed its North American accounts receivable securitization facility for a one year term and amended the terms of the agreement from an off-balance sheet arrangement to a secured borrowing arrangement, with a borrowing capacity up to $800 million. Under the structure of the amended agreement, the Company will use select trade accounts receivable to collateralize the credit facility with certain lenders. At September 30, 2018, the facility had not been drawn upon.

At September 30, 2018, the Company had total committed credit facilities of $11.7 billion and available credit facilities of $7.2 billion.

In October 2018, the Company renewed its European accounts receivable securitization facility for a two year term and amended the terms of the agreement from an off-balance sheet arrangement to a secured borrowing arrangement, with a borrowing capacity up to Euro 400 million. Under the structure of the amended agreement, the Company will use select trade accounts receivable to collateralize the credit facility with certain lenders. See Note 15 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for additional information on committed and available credit facilities.

Debt
As Dow continues to maintain its strong balance sheet and financial flexibility, management is focused on net debt (a non-GAAP financial measure), as Dow believes this is the best representation of the Company’s financial leverage at this point in time. As shown in the following table, net debt is equal to total gross debt minus "Cash and cash equivalents" and "Marketable securities." At September 30, 2018, net debt as a percent of total capitalization increased to 37.6 percent, compared with 35.4 percent at December 31, 2017, primarily due to a decrease in cash and cash equivalents.

Total Debt	Sep 30, 2018	Dec 31, 2017
In millions
Notes payable	$910	$484
Long-term debt due within one year	2,605	752
Long-term debt	17,085	19,765
Gross debt	$20,600	$21,001
- Cash and cash equivalents	3,403	6,188
- Marketable securities	106	4
Net debt	$17,091	$14,809
Gross debt as a percent of total capitalization	42.1%	43.7%
Net debt as a percent of total capitalization	37.6%	35.4%

Dow's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. The Company's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of the Company's consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement equals or exceeds $500 million. The ratio of the Company's consolidated indebtedness to consolidated capitalization as defined in the Five Year Competitive Advance and Revolving Credit Facility Agreement was 0.41 to 1.00 at September 30, 2018. Management believes the Company was in compliance with all of its covenants and default provisions at September 30, 2018. For information on Dow's covenants and default provisions, see Note 15 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

Credit Ratings
At October 31, 2018, the Company's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB	A-2	Stable
Moody’s Investors Service	Baa2	P-2	Stable
Fitch Ratings	BBB	F2	Rating Watch Positive

Downgrades in the Company's credit ratings will increase borrowing costs on certain indentures and could impact the Company's ability to access credit markets.

Dividends
Effective with the Merger, Dow no longer has publicly traded common stock. Dow's common shares are owned solely by its parent company, DowDuPont. The Company has committed to fund a portion of DowDuPont's share repurchases, dividends paid to common stockholders and governance expenses. Funding is accomplished through intercompany loans. On a quarterly basis, the Company’s Board of Directors review and determine a dividend distribution to DowDuPont to settle the intercompany loans. The dividend distribution considers the level of the Company’s earnings and cash flows and the outstanding intercompany loan balances. In the third quarter of 2018, the Company declared and paid dividends to DowDuPont of $1,048 million ($3,158 million in the first nine months of 2018). See Note 20 to the Consolidated Financial Statements for additional information.

Pension Plans
The Company has defined benefit pension plans in the U.S. and a number of other countries. In the third quarter of 2018, the Company made a $1,100 million discretionary contribution to its principal U.S. pension plan and increased its total 2018 estimated pension contributions to approximately $1,600 million, of which $1,538 million had been contributed through September 30, 2018. The discretionary contribution made in the third quarter of 2018 was primarily based on the Company's funding policy, which permits contributions to defined benefit pension plans when economics encourage funding, and reflected considerations relating to tax deductibility and capital structure. For additional information regarding the Company's pension plans, see Note 15 to the Consolidated Financial Statements and Note 19 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Restructuring
The activities related to the Synergy Program are expected to result in additional cash expenditures of approximately $520 million to $590 million, primarily through the end of 2019, consisting of severance and related benefit costs and costs associated with exit and disposal activities, including environmental remediation (see Note 5 to the Consolidated Financial Statements). The Company expects to incur additional costs in the future related to its restructuring activities. Future costs are expected to include demolition costs related to closed facilities and restructuring plan implementation costs; these costs will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

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

Contractual Obligations at Sep 30, 2018	Payments Due In
In millions	2018	2019-2020	2021-2022	2023 and beyond	Total
Purchase obligations [1]	$3,352	$5,096	$3,998	$7,538	$19,984
Pension and other postretirement benefits	$99	$761	$999	$7,561	$9,420

1.	Includes outstanding purchase orders and other commitments greater than $1 million obtained through a survey conducted within the Company.

Off-Balance Sheet Arrangements
Off-balance sheet arrangements are obligations the Company has with nonconsolidated entities related to transactions, agreements or other contractual arrangements. The Company holds variable interests in joint ventures accounted for under the equity method of accounting. The Company is not the primary beneficiary of these joint ventures and therefore is not required to consolidate these entities (see Note 19 to the Consolidated Financial Statements). In addition, see Note 10 to the Consolidated Financial Statements for information regarding the transfer of financial assets.

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. The Company had outstanding guarantees at September 30, 2018 of $5,489 million, down from $5,663 million at December 31, 2017. Additional information related to guarantees can be found in the "Guarantees" section of Note 12 to the Consolidated Financial Statements.

Fair Value Measurements
See Note 18 to the Consolidated Financial Statements for additional information concerning fair value measurements.

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

Asbestos-Related Claim Activity	2018	2017
Claims unresolved at Jan 1	15,427	16,141
Claims filed	5,279	5,598
Claims settled, dismissed or otherwise resolved	(7,861)	(6,560)
Claims unresolved at Sep 30	12,845	15,179
Claimants with claims against both Union Carbide and Amchem	(4,778)	(5,544)
Individual claimants at Sep 30	8,067	9,635

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

For additional information, see Asbestos-Related Matters of Union Carbide Corporation in Note 12 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings.

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

The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred in the third quarter of 2018. For a current status of this matter, see Note 12 to the Consolidated Financial Statements.

Environmental Matters
DC Alabama, Inc. (“DCA”), a wholly owned subsidiary of the Company, received a draft consent order (“Order”) from the Alabama Department of Environmental Management (“ADEM”) dated July 26, 2018, relating to alleged unpermitted discharges of industrial process water and certain water quality and equipment violations at DCA’s silicon metal production facility located in Mt. Meigs, Alabama. DCA and the ADEM negotiated the terms of and executed a final Order that contains a civil penalty of $250,000 and certain additional requirements. Discussions between DCA and the ADEM are ongoing.

On March 20, 2018, the Company received an informal notice that Region 6 of the U.S. Environmental Protection Agency ("EPA") was contemplating filing a Notice of Violation with a proposed penalty for alleged violations uncovered during a prior inspection related to the management of hazardous wastes at the Company's Freeport, Texas, manufacturing facility, pursuant to the Resource Conservation and Recovery Act. Discussions between the EPA and the Company occurred periodically following the inspection. On September 20, 2018, the EPA and the Company entered into a Consent Agreement and Final Order, which the Company agreed to pay a $500,000 fine, conduct an audit under the Texas Audit Act resolving issues with the state of Texas and certify compliance with specified hazardous waste requirements with the EPA.

ITEM 1A. RISK FACTORS
There were no material changes in the Company's risk factors in the third quarter of 2018.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
In the first quarter of 2018, the Company adopted new accounting standards that required retrospective application. The Company updated the consolidated statements of income as a result of adopting Accounting Standards Update ("ASU") 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The consolidated statements of cash flows were updated as a result of adopting ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" and ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash." In the third quarter of 2018, the U.S. Securities and Exchange Commission's ("SEC") Office of the Chief Accountant provided additional guidance related to ASU 2016-15 that indicated an entity must evaluate daily transaction activity to calculate the value of cash received from beneficial interests in conduits, resulting in additional updates to the consolidated statements of cash flows. See Notes 1 and 2 to the Consolidated Financial Statements for additional information.

Changes to the Consolidated Financial Statements as a result of the retrospective application of the new accounting standards are summarized as follows:

Summary of Changes to the Consolidated Statements of Income In millions	For the Years Ended Dec 31
	2017 As Filed	2017 Updated [1]	2016 As Filed	2016 Updated [1]	2015 As Filed	2015 Updated [1]
Cost of sales	$44,308	$43,612	$37,640	$37,668	$37,745	$37,512
Research and development expenses	$1,637	$1,648	$1,584	$1,593	$1,598	$1,564
Selling, general and administrative expenses	$2,917	$2,920	$2,956	$2,953	$2,948	$2,898
Sundry income (expense) - net	$877	$195	$1,452	$1,486	$4,716	$4,399

1.	Reflects changes resulting from the adoption of ASU 2017-07.

Summary of Changes to the Consolidated Statements of Cash Flows In millions	For the Years Ended Dec 31
	2017 As Filed	2017 Updated [1]	2016 As Filed	2016 Updated [1]	2015 As Filed	2015 Updated [1]
Operating Activities
Accounts and notes receivable	$(4,734)	$(11,927)	$(1,539)	$(8,833)	$(84)	$(7,788)
Proceeds from interests in trade accounts receivable conduits	$2,269	$—	$1,257	$—	$1,034	$—
Other assets and liabilities, net	$(104)	$(102)	$(717)	$(723)	$(48)	$(45)
Cash provided by (used for) operating activities	$4,502	$(4,958)	$5,600	$(2,957)	$7,607	$(1,128)
Investing Activities
Payment into escrow account	$(130)	$—	$(835)	$—	$—	$—
Distribution from escrow account	$130	$—	$835	$—	$—	$—
Acquisitions of property and businesses, net of cash acquired	$16	$47	$(187)	$(187)	$(123)	$(123)
Cash acquired in step acquisition of nonconsolidated affiliate	$—	$—	$1,050	$1,070	$—	$—
Proceeds from interests in trade accounts receivable conduits	$—	$9,462	$—	$8,551	$—	$8,738
Cash provided by (used for) investing activities	$(1,941)	$7,552	$(3,479)	$5,092	$(1,350)	$7,388
Financing Activities
Contingent payment for acquisition of businesses	$—	$(31)	$—	$—	$—	$—
Cash used for financing activities	$(3,300)	$(3,331)	$(4,014)	$(4,014)	$(3,132)	$(3,132)
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	$(419)	$(417)	$(1,970)	$(1,956)	$2,923	$2,926
Cash, cash equivalents and restricted cash at beginning of period	$6,607	$6,624	$8,577	$8,580	$5,654	$5,654
Cash, cash equivalents and restricted cash at end of period	$6,188	$6,207	$6,607	$6,624	$8,577	$8,580

1.
Reflects the adoption of ASU 2016-15 and ASU 2016-18. In connection with the review and implementation of ASU 2016-15, the Company also changed the value of “Proceeds from interests in trade accounts receivable conduits” due to additional interpretive guidance of the required method for calculating the cash received from beneficial interests in the conduits.

Summary of Changes to the Consolidated Statements of Cash Flows In millions	Three Months Ended		Six Months Ended
	Mar 31, 2017		Jun 30, 2017
	As Filed [1]	Updated [2]	As Filed [1]	Updated [2]
Operating Activities
Accounts and notes receivable	$(1,327)	$(2,773)	$(3,233)	$(6,151)
Cash used for operating activities	$(76)	$(1,522)	$(101)	$(3,019)
Investing Activities
Proceeds from interests in trade accounts receivable conduits	$551	$1,997	$1,914	$4,832
Cash provided by (used for) investing activities	$(353)	$1,093	$192	$3,110

1.	Reflects amounts previously reported in the Company's Quarterly Report on Form 10-Q for the periods ended March 31, 2018 and June 30, 2018.

2.
In the third quarter of 2018, the SEC's Office of the Chief Accountant provided additional guidance related to ASU 2016-15 that indicated an entity must evaluate daily transaction activity to calculate the value of cash received from beneficial interests in conduits, resulting in additional updates to the consolidated statements of cash flows.

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

The following trademarks of The Dow Chemical Company appear in this report: DOW SEMENTES, MORGAN

The Dow Chemical Company and Subsidiaries Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOW CHEMICAL COMPANY
Registrant
Date: November 2, 2018

/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Controller and Vice President
of Controllers and Tax